Form 10-Q
period 2012-04-30
HOVNANIAN ENTERPRISES INC
filed 2012-06-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended APRIL 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 112,106,217 shares of Class A Common Stock and 14,659,953 shares of Class B Common Stock were outstanding as of June 4, 2012.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 30, 2012	October 31, 2011
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$195,158	$244,356

Restricted cash	48,249	73,539

Inventories:
Sold and unsold homes and lots under development	690,608	720,149

Land and land options held for future development or sale	228,487	245,529

Consolidated inventory not owned:
Specific performance options	-	2,434
Model sale leaseback financing programs	27,041	-

Total consolidated inventory not owned	27,041	2,434

Total inventories	946,136	968,112

Investments in and advances to unconsolidated joint ventures	60,512	57,826

Receivables, deposits, and notes	53,847	52,277

Property, plant, and equipment – net	51,239	53,266

Prepaid expenses and other assets	63,953	67,698

Total homebuilding	1,419,094	1,517,074

Financial services:
Cash and cash equivalents	11,859	6,384
Restricted cash	8,908	4,079
Mortgage loans held for sale	75,077	72,172
Other assets	3,005	2,471

Total financial services	98,849	85,106

Total assets	$1,517,943	$1,602,180

(1)  Derived from the audited balance sheet as of October 31, 2011.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
	April 30, 2012	October 31, 2011
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse land mortgages	$28,089	$26,121
Accounts payable and other liabilities	275,615	303,633
Customers’ deposits	20,996	16,670
Nonrecourse mortgages secured by operating properties	19,269	19,748
Liabilities from inventory not owned	26,695	2,434

Total homebuilding	370,664	368,606

Financial services:
Accounts payable and other liabilities	20,128	14,517
Mortgage warehouse line of credit	64,530	49,729

Total financial services	84,658	64,246

Notes payable:
Senior secured notes	967,156	786,585
Senior notes	481,373	802,862
TEU senior subordinated amortizing notes	7,891	13,323
Accrued interest	18,050	21,331

Total notes payable	1,474,470	1,624,101

Income taxes payable	42,935	41,829

Total liabilities	1,972,727	2,098,782

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at April 30, 2012 and at October 31, 2011	135,299	135,299
Common stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 123,846,752 shares at April 30, 2012 and 92,141,492 shares at October 31, 2011 (including 11,760,763 and 11,694,720 shares at April 30, 2012 and October 31, 2011, respectively, held in Treasury)	1,238	921
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; issued 15,351,701 shares at April 30, 2012 and 15,252,212 shares at October 31, 2011 (including 691,748 shares at April 30, 2012 and October 31, 2011 held in Treasury)	154	153
Paid in capital - common stock	649,623	591,696
Accumulated deficit	(1,125,969)	(1,109,506)
Treasury stock - at cost	(115,360)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(455,015)	(496,694)

Noncontrolling interest in consolidated joint ventures	231	92

Total equity deficit	(454,784)	(496,602)

Total liabilities and equity	$1,517,943	$1,602,180

(1) Derived from the audited balance sheet as of October 31, 2011.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenues:
Homebuilding:
Sale of homes	$312,494	$246,974	$564,824	$482,859
Land sales and other revenues	20,691	2,819	31,270	12,407

Total homebuilding	333,185	249,793	596,094	495,266
Financial services	8,513	5,304	15,203	12,398

Total revenues	341,698	255,097	611,297	507,664

Expenses:
Homebuilding:
Cost of sales, excluding interest	271,563	210,463	488,990	411,893
Cost of sales interest	13,317	13,956	25,793	29,582
Inventory impairment loss and land option write-offs	3,216	16,925	6,541	30,450

Total cost of sales	288,096	241,344	521,324	471,925

Selling, general and administrative	35,125	39,837	68,379	80,044

Total homebuilding expenses	323,221	281,181	589,703	551,969

Financial services	5,363	5,177	10,540	10,647

Corporate general and administrative	12,264	11,952	25,049	26,960

Other interest	26,056	24,887	48,051	48,872

Other operations	990	706	6,388	1,593

Total expenses	367,894	323,903	679,731	640,041

Gain (loss) on extinguishment of debt	27,039	(1,644)	51,737	(1,644)

Income (loss) from unconsolidated joint ventures	1,495	(3,232)	1,473	(4,224)

Income (loss) before income taxes	2,338	(73,682)	(15,224)	(138,245)

State and federal income tax (benefit) provision:
State	468	(372)	1,101	293
Federal	68	(643)	138	(1,729)

Total income taxes	536	(1,015)	1,239	(1,436)

Net income (loss)	$1,802	$(72,667)	$(16,463)	$(136,809)

Per share data:
Basic:
Income (loss) per common share	$0.02	$(0.69)	$(0.15)	$(1.49)
Weighted-average number of common shares outstanding	116,021	105,894	112,338	92,020

Assuming dilution:
Income (loss) per common share	$0.02	$(0.69)	$(0.15)	$(1.49)
Weighted-average number of common shares outstanding	116,117	105,894	112,338	92,020

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, November 1, 2011	80,446,772	$921	14,560,464	$153	5,600	$135,299	$591,696	$(1,109,506)	$(115,257)	$92	$(496,602)

Stock options, amortization and issuances							2,639				2,639

Restricted stock amortization, issuances and forfeitures	140,119	2	117,399	1			132				135

Stock issuance	25,000,000	250					47,000				47,250

Issuance of shares for debt	3,064,330	30					8,191				8,221

Settlement of prepaid common stock purchase contracts	3,482,901	35					(35)				-

Conversion of Class B to Class A Common Stock	17,910		(17,910)								-

Changes in noncontrolling interest in consolidated joint ventures										139	139

Treasury stock purchases	(66,043)								(103)		(103)

Net loss								(16,463)			(16,463)

Balance, April 30, 2012	112,085,989	$1,238	14,659,953	$154	5,600	$135,299	$649,623	$(1,125,969)	$(115,360)	$231	$(454,784)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,463)	$(136,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,217	4,565
Compensation from stock options and awards	2,867	3,617
Amortization of bond discounts and deferred financing costs	3,493	2,780
Gain on sale and retirement of property and assets	(127)	(269)
(Income) loss from unconsolidated joint ventures	(1,473)	4,224
Distributions of earnings from unconsolidated joint ventures	297	293
(Gain) loss on extinguishment of debt	(51,737)	1,644
Expenses related to the debt for debt exchange	4,683	-
Inventory impairment and land option write-offs	6,541	30,450
(Increase) decrease in assets:
Mortgage loans held for sale	(2,905)	38,954
Restricted cash, receivables, prepaids, deposits and other assets	18,953	29,384
Inventories	15,435	(27,660)
Increase (decrease) in liabilities:
State and federal income tax liabilities	1,106	22,573
Customers’ deposits	4,326	5,707
Accounts payable, accrued interest and other accrued liabilities	(28,079)	(75,412)
Net cash used in operating activities	(39,866)	(95,959)
Cash flows from investing activities:
Proceeds from sale of property and assets	134	928
Purchase of property, equipment, and other fixed assets	(728)	(449)
Investments in and advances to unconsolidated joint ventures	(2,768)	(3,228)
Distributions of capital from unconsolidated joint ventures	1,258	1,385
Net cash used in investing activities	(2,104)	(1,364)
Cash flows from financing activities:
Proceeds from mortgages and notes	5,966	9,426
Payments related to mortgages and notes	(4,477)	(13,785)
Net proceeds from Senior Notes	-	151,220
Net proceeds from TEU issuance	-	83,707
Net proceeds from Common Stock issuance	47,250	54,899
Net payments related to mortgage warehouse lines of credit	14,801	(40,115)
Principal payments and debt repurchases	(73,024)	(157,034)
Proceeds from model sale leaseback financing programs	26,695	-
Deferred financing costs from note issuance	-	(4,445)
Payments related to the debt for debt exchange	(18,861)	-
Purchase of treasury stock	(103)	-
Net cash (used in) provided by financing activities	(1,753)	83,873
Net decrease in cash and cash equivalents	(43,723)	(13,450)
Cash and cash equivalents balance, beginning of period	250,740	367,180
Cash and cash equivalents balance, end of period	$207,017	$353,730

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)
(Continued)

	Six Months Ended April 30,
	2012	2011
Supplemental disclosures of cash flow:
Cash paid during the period for:
Income taxes	$133	$23,984

Supplemental disclosure of noncash financing activities:

In the second quarter of fiscal 2012, we completed several debt for equity exchanges.  See Notes 11, 12 and 15 for further information.

In the first quarter of fiscal 2012, we completed a debt for debt exchange. See Note 11 for further information.

In the first quarter of fiscal 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million, for such quarter.

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

2.  For the three and six months ended April 30, 2012, the Company’s total stock-based compensation expense was $1.7 million ($1.3 million net of tax) and $2.9 million, respectively, and $1.7 million and $3.6 million for the three and six months ended April 30, 2011, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.6 million ($1.2 million net of tax) and $2.6 million for the three and six months ended April 30, 2012, respectively, and $1.3 million and $2.6 million for the three and six months ended April 30, 2011, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2012	2011	2012	2011

Interest capitalized at beginning of period	$123,315	$134,504	$121,441	$136,288
Plus interest incurred(1)	34,493	39,895	70,838	77,722
Less cost of sales interest expensed	13,317	13,956	25,793	29,582
Less other interest expensed(2)(3)	26,056	24,887	48,051	48,872
Interest capitalized at end of period(4)	$118,435	$135,556	$118,435	$135,556

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2012	2011	2012	2011
Other interest expensed	$26,056	$24,887	$48,051	$48,872
Interest paid by our mortgage and finance subsidiaries	468	425	944	1,007
Decrease in accrued interest	14,350	10,634	3,283	1,649
Cash paid for interest, net of capitalized interest	$40,874	$35,946	$52,278	$51,528

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at April 30, 2012 and October 31, 2011 amounted to $77.8 million and $75.4 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the six months ended April 30, 2012, our discount rates used for the impairments recorded ranged from 16.8% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory, of $2.1 million and $16.3 million for the three months ended April 30, 2012 and 2011, respectively, and $5.2 million and $23.1 million for the six months ended April 30, 2012 and 2011, respectively.

The following tables represent inventory impairments by homebuilding segment for the three and six months ended April 30, 2012 and 2011:

(Dollars in millions)	Three Months Ended April 30, 2012			Three Months Ended April 30, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	-	$-	$-	3	$12.3	$70.7
Mid-Atlantic	1	0.1	0.2	2	1.8	9.5
Midwest	-	-	-	-	-	-
Southeast	5	2.0	4.5	-	-	-
Southwest	-	-	-	-	-	-
West	-	-	-	1	2.2	5.1
Total	6	$2.1	$4.7	6	$16.3	$85.3

(Dollars in millions)	Six Months Ended April 30, 2012			Six Months Ended April 30, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	5	$2.4	$16.1	5	$17.7	$88.6
Mid-Atlantic	3	0.4	0.8	3	2.1	10.9
Midwest	1	0.1	1.1	-	-	-
Southeast	8	2.3	5.4	-	-	-
Southwest	-	-	-	-	-	-
West	-	-	-	2	3.3	10.6
Total	17	$5.2	$23.4	10	$23.1	$110.1

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statement of Operations line item entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs related to these items were $1.1 million and $0.6 million for the three months ended April 30, 2012 and 2011, respectively, and $1.3 million and $7.3 million for the six months ended April 30, 2012 and 2011, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total cost written off.

  The following tables represent write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and six months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
	2012		2011
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	$0.3	56	$-
Mid-Atlantic	3	0.1	1,522	0.1
Midwest	67	0.1	98	0.4
Southeast	593	0.6	190	0.1
Southwest	165	-	2	-
West	-	-	-	-
Total	828	$1.1	1,868	$0.6

	Six Months Ended April 30,
	2012		2011
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	$0.3	1,045	$3.1
Mid-Atlantic	182	0.2	1,774	0.5
Midwest	105	0.1	230	0.4
Southeast	734	0.7	1,173	0.3
Southwest	165	-	70	-
West	-	-	143	3.0
Total	1,186	$1.3	4,435	$7.3

We have decided to mothball (or stop development on) certain communities when we have determined the current performance does not justify further investment at the time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first half of fiscal 2012, we did not mothball any communities but we re-activated two previously mothballed communities and sold three previously mothballed communities.  As of April 30, 2012, the net book value associated with our 54 total mothballed communities was $141.0 million, net of impairment charges of $449.5 million.

During the second quarter of fiscal 2012, we entered into certain model sale leaseback financing arrangements, whereby we sell and leaseback certain of our model homes with the right to participate in the potential profit when the home is sold to a third party at the end of the lease.  As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale.  Therefore, for purposes of our Condensed Consolidated Balance Sheet, the inventory is reclassified to inventory not owned, with a corresponding liability from inventory not owned for the amount of cash received.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defects and warranty claims.  For bodily injury claims, our deductible per occurrence in 2012 and 2011 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2012 and 2011 is $21 million for construction defects, warranty and bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2012	2011	2012	2011

Balance, beginning of period	$124,725	$123,189	$123,865	$125,268
Additions	8,492	5,357	17,082	12,845
Charges incurred	(9,637)	(9,779)	(17,367)	(19,346)
Balance, end of period	$123,580	$118,767	$123,580	$118,767

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $1.9 million and $0.9 million for the three months ended April 30, 2012 and 2011, respectively, and $2.6 million and $6.4 million for the six months ended April 30, 2012 and 2011, respectively, for prior year deliveries.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  The defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At April 30, 2012, we had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

 9.   Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”. Loans held for sale of $2.3 million and $1.0 million at April 30, 2012 and October 31, 2011, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

At April 30, 2012 and October 31, 2011, respectively, $66.9 million and $52.7 million of such mortgages held for sale were pledged against our mortgage warehouse line of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have not made significant payments associated with mortgages we originated. We have reserves for potential losses on mortgages we previously sold. The reserves are included in the "Mortgage loans held for sale" balance on the Condensed Consolidated Balance Sheet.

The activity in our loan origination reserves during the three and six months ended April 30, 2012 and 2011 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2012	2011	2012	2011

Loan origination reserves, beginning of period	$6,429	$5,694	$5,063	$5,486
Provisions for losses during the period	724	976	2,388	1,786
Adjustments to pre-existing provisions for losses from changes in estimates	(39)	(339)	53	(917)
Payments/settlements	(544)	(767)	(934)	(791)
Loan origination reserves, end of period	$6,570	$5,564	$6,570	$5,564

10.  We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $33.1 million and $54.1 million of letters of credit outstanding as of April 30, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $33.8 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75 million through November 1, 2012 and thereafter up to $50 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of April 30, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $64.5 million.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of April 30, 2012, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

11. As of April 30, 2012, we had $992.0 million of outstanding senior secured notes ($967.2 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016 (the “10 5/8% 2016 Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 Notes (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of April 30, 2012, we also had $483.6 million of outstanding senior notes ($481.4 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $138.9 million 6 1/4% Senior Notes due 2016, $90.5 million 7 1/2% Senior Notes due 2016, $130.3 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, as of April 30, 2012, we had outstanding $7.9 million 7.25% Tangible Equity Units as discussed below in Note 12. Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured and senior notes and Amortizing Notes (see Note 12) outstanding at April 30, 2012 (see Note 22).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At April 30, 2012, the aggregate book value of the real property collateral securing these notes was approximately $687.1 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $135.9 million as of April 30, 2012, which includes $33.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate investments.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% 2021 Notes and $53.2 million aggregate principal amount of 2.0% 2021 Notes in exchange for $195.0 million of K. Hovnanian's unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million.  The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The accounting for the debt exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Condensed Consolidated Statement of Operations.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2012, the collateral securing the guarantees primarily included (1) $92.0 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $31.5 million as of April 30, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $48.4 million as of April 30, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior and senior secured notes and Amortizing Notes, and thus have not guaranteed such indebtedness.

During the three and six months ended April 30, 2012, we repurchased in open market and privately negotiated transactions $15.2 million and $21.0 million, respectively, principal amount of our 6 1/4% Senior Notes due 2016 and $22.8 million and $61.1 million, respectively, principal amount of 7 1/2% Senior Notes due 2016. In addition, during the second quarter of fiscal 2012, we repurchased, $37.4 million principal amount of 8 5/8% Senior Notes due 2017. The aggregate purchase price for these repurchases was $51.7 million and $70.7 million, respectively, for the three and six months ended April 30, 2012, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $23.3 million and $48.0 million, respectively, for the three and six months ended April 30, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 15).

During the second quarter of fiscal 2012, we also purchased pursuant to agreements with bondholders, $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 in exchange for Class A Common Stock, as discussed in Note 15. These transactions resulted in a gain on extinguishment of debt of $3.5 million for the three months ended April 30, 2012.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures (including with respect to the Amortizing Notes), we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

 12.  On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  As of April 30, 2012, we had an aggregate principal amount of $7.9 million Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of April 30, 2012, 1.4 million Purchase Contracts have been converted into 6.9 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we purchased pursuant to agreements with bondholders $3.1 million aggregate principal amount of our Amortizing Notes in exchange for Class A Common Stock, as discussed in Note 15.  These transactions resulted in a gain on extinguishment of debt of $0.2 million for the three months ended April 30, 2012.

13. Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic earnings per share calculation as of April 30, 2012 includes 9.6 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

For the three months ended April 30, 2012, diluted earnings per common share were computed using the weighted average number of shares outstanding adjusted for the 0.1 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.   Incremental shares attributed to non-vested stock and outstanding options to purchase common stock of 0.06 million for the six months ended April 30, 2012, and 0.5 million for both the three and six months ended April 30, 2011 were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 2.6 million and 4.2 million at April 30, 2012 and 2011 respectively, because to do so would have been anti-dilutive for the periods presented.

14.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and six months ended April 30, 2012 and 2011, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

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

On April 11, 2012, we issued 25,000,000 shares of our Class A Common Stock at a price of $2.00 per share, resulting in net proceeds of $47.3 million.  The net proceeds of the issuance, along with cash on hand, were used to purchase $75.4 million principal amount of our senior notes, as discussed in Note 11.

Pursuant to agreements with bondholders, during the second quarter of fiscal 2012, we also issued an aggregate of 3,064,330 shares of our Class A Common Stock in exchange for approximately $12.2 million of our outstanding indebtedness, consisting of $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and approximately $3.1 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”).  The exchanges were effected with existing bondholders, without any underwriters, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.   The exchanges resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three months ended April 30, 2012.  During the six months ended April 30, 2012, we purchased approximately 0.1 million shares.  As of April 30, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program.

16.  The total income tax expense was $1.2 million for the six months ended April 30, 2012 primarily due to various state tax expenses and an increase in tax reserves for uncertain tax positions.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry in recent years, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of April 30, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $906.8 million and $899.4 million at April 30, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the six months ended April 30, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

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

  Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“Income (loss) before income taxes”).  Income (loss) before income taxes for the Homebuilding segments consists of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses, interest expense and non-controlling interest expense.  Income before income taxes for the Financial Services segment consists of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to the Company’s segment operations was as follows:
	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2012	2011	2012	2011

Revenues:
Northeast	$51,775	$36,643	$93,307	$81,984
Mid-Atlantic	64,776	46,840	119,171	93,262
Midwest	23,631	17,484	41,829	31,574
Southeast	36,346	16,918	56,555	32,438
Southwest	114,716	99,248	206,540	190,641
West	42,011	32,724	78,763	65,473
Total homebuilding	333,255	249,857	596,165	495,372
Financial services	8,513	5,304	15,203	12,398
Corporate and unallocated	(70)	(64)	(71)	(106)
Total revenues	$341,698	$255,097	$611,297	$507,664

Income (loss) before income taxes:
Northeast	$(125)	$(20,086)	$(5,773)	$(34,724)
Mid-Atlantic	5,058	(5,830)	7,669	(8,989)
Midwest	(91)	(2,407)	(1,247)	(4,333)
Southeast	(3,876)	(3,660)	(6,733)	(6,680)
Southwest	8,235	6,469	12,785	11,872
West	(2,948)	(8,394)	(3,920)	(17,008)
Homebuilding income (loss) before income taxes	6,253	(33,908)	2,781	(59,862)
Financial services	3,150	127	4,663	1,751
Corporate and unallocated	(7,065)	(39,901)	(22,668)	(80,134)
Income (loss) before income taxes	$2,338	$(73,682)	$(15,224)	$(138,245)

(In thousands)	April 30, 2012	October 31, 2011

Assets:
Northeast	$377,177	$385,217
Mid-Atlantic	214,944	219,287
Midwest	67,774	59,105
Southeast	78,018	83,044
Southwest	193,336	188,321
West	153,454	168,590
Total homebuilding	1,084,703	1,103,564
Financial services	98,849	85,106
Corporate and unallocated	334,391	413,510
Total assets	$1,517,943	$1,602,180

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2012 and October 31, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2012, we had total cash and letters of credit deposits amounting to approximately $25.4 million to purchase land and lots with a total purchase price of $639.0 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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
(Dollars in thousands)	April 30, 2012
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$23,038	$105	$23,143
Inventories	283,058	15,666	298,724
Other assets	20,718	5	20,723
Total assets	$326,814	$15,776	$342,590

Liabilities and equity:
Accounts payable and accrued liabilities	$29,375	$11,442	$40,817
Notes payable	162,266	21	162,287
Total liabilities	191,641	11,463	203,104
Equity of:
Hovnanian Enterprises, Inc.	52,073	1,170	53,243
Others	83,100	3,143	86,243
Total equity	135,173	4,313	139,486
Total liabilities and equity	$326,814	$15,776	$342,590
Debt to capitalization ratio	55%	0%	54%

(Dollars in thousands)	October 31, 2011
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,380	$287	$21,667
Inventories	310,743	14,786	325,529
Other assets	25,388	-	25,388
Total assets	$357,511	$15,073	$372,584

Liabilities and equity:
Accounts payable and accrued liabilities	$21,035	$11,710	$32,745
Notes payable	199,821	21	199,842
Total liabilities	$220,856	11,731	232,587
Equity of:
Hovnanian Enterprises, Inc.	52,013	1,312	53,325
Others	84,642	2,030	86,672
Total equity	136,655	3,342	139,997
Total liabilities and equity	$357,511	$15,073	$372,584
Debt to capitalization ratio	59%	1%	59%

As of April 30, 2012 and October 31, 2011, we had advances outstanding of approximately $14.4 million and $11.7 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  Our “Investments in and advances to unconsolidated joint ventures” on our Condensed Consolidated Balance Sheets amounted to $60.5 million and $57.8 million at April 30, 2012 and October 31, 2011, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable.  During fiscal 2011 and the first six months of fiscal 2012, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended April 30, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$78,534	$2,727	$81,261
Cost of sales and expenses	(73,792)	(1,381)	(75,173)
Joint venture net income	$4,742	$1,346	$6,088
Our share of net income	$1,035	$633	$1,668

	For the Three Months Ended April 30, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$29,490	$1,745	$31,235
Cost of sales and expenses	(35,523)	(1,400)	(36,923)
Joint venture net (loss) income	$(6,033)	$345	$(5,688)
Our share of net (loss) income	$(2,927)	$137	$(2,790)

	For the Six Months Ended April 30, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$131,131	$6,083	$137,214
Cost of sales and expenses	(126,487)	(4,585)	(131,072)
Joint venture net income	$4,644	$1,498	$6,142
Our share of net income	$984	$749	$1,733

	For the Six Months Ended April 30, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$52,521	$6,639	$59,160
Cost of sales and expenses	(60,428)	(6,139)	(66,567)
Joint venture net (loss) income	$(7,907)	$500	$(7,407)
Our share of net (loss) income	$(3,929)	$280	$(3,649)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2012 and 2011, is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.

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

Typically, our unconsolidated joint ventures obtain separate project-specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture, a portion of our partner's contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 54%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

 20.  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance was effective for the Company beginning February 1, 2012 and in accordance therewith, has been applied prospectively. The adoption of this guidance, which relates primarily to disclosure, did not have a material impact on our financial statements.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2012	Fair Value at October 31, 2011

Mortgage loans held for sale (1)	Level 2	$75,557	$73,126
Interest rate lock commitments	Level 2	133	142
Forward contracts	Level 2	(613)	(1,096)
		$75,077	$72,172

(1)  The aggregate unpaid principal balance was $72.1 million and $70.4 million at April 30, 2012 and October 31, 2011, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of April 30, 2012.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income (loss).  The changes in fair values that are included in income (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(51)	$(4)	$(136)

	Three Months Ended April 30, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$587	$376	$(800)

	Six Months Ended April 30, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(446)	$(9)	$482

	Six Months Ended April 30, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(380)	$307	$(759)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended April 30, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$4,550	$(2,011)	$2,539
Land and land options held for future development or sale	Level 3	$180	$(91)	$89

		Three Months Ended April 30, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$54,573	$(11,823)	$42,750
Land and land options held for future development or sale	Level 3	$30,716	$(4,470)	$26,246

		Six Months Ended April 30, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$6,978	$(2,715)	$4,263
Land and land options held for future development or sale	Level 3	$16,496	$(2,528)	$13,968

		Six Months Ended April 30, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$66,705	$(14,027)	$52,678
Land and land options held for future development or sale	Level 3	$43,430	$(9,045)	$34,385

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $2.1 million and $16.3 million for the three months ended April 30, 2012 and 2011, respectively, and $5.2 million and $23.1 million for the six months ended April 30, 2012 and 2011, respectively.  See Note 5 for additional information.

The Financial Services segment had a pipeline of loan applications in process of $398.5 million at April 30, 2012.  Loans in process for which interest rates were committed to the borrowers totaled approximately $30.9 million as of April 30, 2012.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At April 30, 2012, the segment had open commitments amounting to $26.5 million to sell MBS with varying settlement dates through June 20, 2012.

Our Level 1 financial instruments consist of cash and cash equivalents and restricted cash, the fair value of which is based on Level 1 inputs. Our Level 2 financial instruments consist of mortgage loans held for sale and the senior secured, senior and senior subordinated amortizing notes payable.  The fair value of mortgage loans held for sale is determined as discussed above. The fair value of each of the senior secured, senior and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. The fair value of the senior secured, senior and senior subordinated amortizing notes was estimated at $847.2 million, $331.4 million and $4.1 million, respectively, as of April 30, 2012, and $653.5 million, $359.0 million and $4.4 million, respectively, as of October 31, 2011.

22.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of April 30, 2012, had issued and outstanding approximately $992.0 million of senior secured notes ($967.2 million, net of discount), $483.6 million senior notes ($481.4 million, net of discount), and $7.9 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes, senior notes, and senior subordinated amortizing notes other than the 2021 Notes.  The 2021 Notes are guaranteed by the Guarantor Subsidiaries and the members of the Secured Group (see Note 11).

All of the senior secured notes, senior notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended, except the 2021 notes, which are not, pursuant to the indenture under which they were issued, required to be registered.  The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2021 Notes. In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered senior secured, senior and senior subordinated amortizing notes, we have included the accompanying Condensed Consolidating Financial Statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries of our registered notes are material to users of our Condensed Consolidated Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$10,789	$160,822	$1,029,093	$218,390		$-	$1,419,094
Financial services			9,292	89,557			98,849
Investments in and amounts due to and from consolidated subsidiaries	(422,415)	2,065,789	(2,432,465)	3,229	785,862		-
Total assets	$(411,626)	$2,226,611	$(1,394,080)	$311,176	$785,862		$1,517,943

LIABILITIES AND EQUITY:
Homebuilding	$3,533	$(28)	$347,595	$19,564	$-		$370,664
Financial services			9,142	75,516			84,658
Notes payable		1,474,368	102				1,474,470
Income taxes payable	39,856		3,079				42,935
Stockholders’ (deficit) equity	(455,015)	752,271	(1,753,998)	215,865	785,862		(455,015)
Non-controlling interest in consolidated joint ventures				231			231
Total liabilities and equity	$(411,626)	$2,226,611	$(1,394,080)	$311,176	$785,862		$1,517,943

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$(75)	$314,161	$20,337	$(1,238)	$333,185
Financial services			1,696	6,817		8,513
Intercompany charges		23,949	(18,779)	(2,449)	(2,721)	-
Total revenues	-	23,874	297,078	24,705	(3,959)	341,698

Expenses:
Homebuilding	2,435	9,456	316,409	15,910	18,321	362,531
Financial services	29		1,335	3,995	4	5,363
Total expenses	2,464	9,456	317,744	19,905	18,325	367,894
Gain on extinguishment of debt		27,039				27,039
Income from unconsolidated joint ventures			462	1,033		1,495
Income (loss) before income taxes	(2,464)	41,457	(20,204)	5,833	(22,284)	2,338
State and federal income tax (benefit) provision	(4,104)		4,640			536
Equity in (loss) income of consolidated subsidiaries	162				(162)	-
Net income (loss)	$1,802	$41,457	$(24,844)	$5,833	$(22,446)	$1,802

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2011
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(105)	$577,467	$21,206	$(2,478)	$596,094
Financial services			2,995	12,208		15,203
Intercompany charges		23,949	(31,131)	(3,448)	10,630	-
Total revenues	4	23,844	549,331	29,966	8,152	611,297

Expenses:
Homebuilding	4,175	24,077	601,746	14,575	24,618	669,191
Financial services	80		2,561	7,911	(12)	10,540
Total expenses	4,255	24,077	604,307	22,486	24,606	679,731
G Gain on extinguishment of debt		51,737				51,737
I Income from unconsolidated joint ventures			491	982		1,473
(L(Loss) income before income taxes	(4,251)	51,504	(54,485)	8,462	(16,454)	(15,224)
StState and federal income tax (benefit) provision	(8,668)		9,907			1,239
E Equity in (loss) income of consolidated subsidiaries	(20,880)				(20,880)	-
Net (loss) income	$(16,463)	$51,504	$(64,392)	$8,462	$4,426	$(16,463)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$7	$(198)	$495,709	$2,227	$(2,479)	$495,266
Financial services			2,541	9,857		12,398
Intercompany charges		56,615	(66,297)	(357)	10,039	-
Total revenues	7	56,417	431,953	11,727	7,560	507,664

Expenses:
Homebuilding	3,102	78,985	546,610	855	(158)	629,394
Financial services	170		2,476	8,004	(3)	10,647
Total expenses	3,272	78,985	549,086	8,859	(161)	640,041
G Loss on extinguishment of debt		(1,644)				(1,644)
L Loss from unconsolidated joint ventures			(701)	(3,523)		(4,224)
(L (Loss) income before income taxes	(3,265)	(24,212)	(117,834)	(655)	7,721	(138,245)
St State and federal income tax (benefit) provision	(10,968)		9,532			(1,436)
E Equity in (loss) income of consolidated subsidiaries	(144,512)				144,512	-
Net (loss) income	$(136,809)	$(24,212)	$(127,366)	$(655)	$152,233	$(136,809)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,463)	$51,504	$(64,392)	$8,462	$4,426	$(16,463)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	14,463	(46,947)	58,917	(45,410)	(4,426)	(23,403)
Net cash (used in) provided by operating activities	(2,000)	4,557	(5,475)	(36,948)	-	(39,866)
Net cash (used in) investing activities		(1,121)	(1,011)	28		(2,104)
Net cash (used in) provided by financing activities	47,147	(91,885)	25,585	17,400		(1,753)
Intercompany investing and financing activities – net	(45,147)	74,560	(16,820)	(12,593)		-
Net (decrease) increase in cash	-	(13,889)	2,279	(32,113)	-	(43,723)
Cash and cash equivalents balance, beginning of period		112,122	(4,989)	143,607		250,740
Cash and cash equivalents balance, end of period	$-	$98,233	$(2,710)	$111,494	$-	$207,017

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(136,809)	$(24,212)	$(127,366)	$(655)	$152,233	$(136,809)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	86,595	(35,201)	137,491	4,198	(152,233)	40,850
Net cash (used in) provided by operating activities	(50,214)	(59,413)	10,125	3,543	-	(95,959)
Net cash (used in) investing activities			(909)	(455)		(1,364)
Net cash (used in) provided by financing activities	54,899	73,448	(4,359)	(40,115)		83,873
Intercompany investing and financing activities – net	(4,695)	15,692	(513)	(10,484)		-
Net (decrease) increase in cash	(10)	29,727	4,344	(47,511)	-	(13,450)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612		367,180
Cash and cash equivalents balance, end of period	$-	$242,097	$(8,468)	$120,101	$-	$353,730

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

OVERVIEW

Since late 2006, the U.S. housing market has been impacted by declining consumer confidence, high home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other nonprime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due, among other factors, to high unemployment levels, deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008, 2009 and 2010 compared with prior years. During 2011 and through the first quarter of fiscal 2012, the homebuilding market has exhibited a large degree of choppiness.   Beginning in the second quarter of fiscal 2012, we began to see positive operating trends, including second quarter 2012 year over year improvements when comparing the second quarter of fiscal 2012 to the second quarter of fiscal 2011, such as: contract growth of 45.9%, an increase in gross margin percentage from 14.8% to 17.4% and a decrease in selling, general and administrative costs (including corporate and administrative expenses) as a percentage of total revenue from 20.3% to 13.9%. In addition, contract cancellation rates were 16% in the second quarter of fiscal 2012, compared to what we believe to be a more normalized level of 20% in the second quarter of fiscal 2011. As a result of these improvements, we have raised prices in approximately 40% of our communities during fiscal 2012.  Active selling communities decreased to 177 compared to 189 in the same period a year ago, while net contracts per average active selling community increased to 13.1 for the six months ended April 30, 2012 compared to 9.9 in the same period in the prior year.  While we are encouraged by the positive operating trends for the second quarter of fiscal 2012, several challenges such as persistently high unemployment levels, economic weakness and uncertainty, and the potential for more foreclosures continue to threaten a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.4 billion in inventory impairment and option walkaway charges from the first quarter of fiscal 2006 through the second quarter of 2012.  We have exposure to additional impairments of our inventories, which, as of April 30, 2012, have a book value of $946.1 million, net of $720.3 million of impairments recorded on 116 of our communities. This includes $24.2 million of cash invested in 9,372 lots under option as of April 30, 2012. In addition, we had $1.2 million in letters of credit deposits on optioned lots as of April 30, 2012. We write off amounts associated with an option if we determine it is probable we will not exercise it. As of April 30, 2012, we had total investments in, and advances to, unconsolidated joint ventures of $60.5 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our equity investment in joint ventures for other than temporary declines in value, which has resulted in total reductions in our equity investment in joint ventures of $119.1 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through April 30, 2012. There have been no write downs of our equity investment in unconsolidated joint ventures since fiscal 2009, however, a community in one of our joint ventures in the Northeast recorded an asset impairment in the fourth quarter of fiscal 2011. We recorded our proportional share of this impairment charge as part of our share of the net loss of the venture.  We still have exposure to future write-downs of our equity investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

            As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production over the past several years. Since January 2009, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to profitability. During the first half of fiscal 2012, we opened 26 new communities, purchased approximately 1,000 lots within 108 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 2,300 lots in 126 newly identified communities. During fiscal 2011, our active selling communities fluctuated, but at the end of fiscal 2011 we had the same number of active selling communities as the end of fiscal 2010. From October 31, 2011 through April 30, 2012, our active community count decreased by 15 communities, as a result of increased sales pace. We continue to consider and make new land acquisitions to replenish our community count. We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $4.4 million from $51.8 million in the second quarter of fiscal 2011 to $47.4 million in the second quarter of fiscal 2012 due in part to a 1.8% reduction in head count for the same period and continued tightening of variable spending across all of our operating segments. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the six months ended April 30, 2012, homebuilding selling, general and administrative costs declined 14.6% to $68.4 million compared to the six months ended April 30, 2011.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for probable losses.  Included in mortgage loans held for sale at April 30, 2012 is $2.3 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of April 30, 2012, the net book value associated with our 54 mothballed communities was $141.0 million, net of impairment charges of $449.5 million. We regularly review communities to determine if mothballing is appropriate.   During the first half of fiscal 2012, we did not mothball any communities, but re-activated two communities and sold three communities which were previously mothballed.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

•	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;

•	the current sales absorption pace for both our communities and competitor communities;

•	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;

•	potential for alternative product offerings to respond to local market conditions;

•	changes by management in the sales strategy of the community;

•	current local market economic and demographic conditions and related trends and forecasts; and

•	existing home inventory supplies, including foreclosures and short sales.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2006 to April 30, 2012 range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $12.5 million of our total inventories at April 30, 2012, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interests are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2011 and the first half of fiscal 2012, there were no write-downs of our joint venture investments.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing since late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (debt less cash) over these years.  Since the later half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces.  As such, since that time we have acquired new land at higher levels than in the previous few years.  As a result, our net debt has increased since the last half of fiscal 2010. However, despite this increase in net debt, we have been able to continue to reduce our total debt.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through April 30, 2012, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the depressed housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisitions.

Our homebuilding cash balance at April 30, 2012 decreased by $49.2 million from October 31, 2011. The significant uses of cash during the first half of fiscal 2012 were primarily due to spending approximately $118.3 million on land and land development, $74.0 million, including $3.3 million for accrued interest, for the repurchase of certain of our senior notes and senior subordinated amortizing notes and $22.1 million for the November 2011 debt exchange, including accrued interest and costs associated with the transaction. These items were partially offset by $47.3 million of proceeds received through the April 2012 common stock issuance, $26.7 million of proceeds from model sale leaseback financing programs and a $25.3 million reduction of restricted cash. Most of this restricted cash became unrestricted as the letters of credit the cash collateralized were released during the second quarter of fiscal 2012. The remaining change in cash came from normal operations.

Our cash uses during the six months ended April 30, 2012 and 2011 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, repurchases, state income taxes, interest payments and investments in joint ventures. During these periods, we funded our cash requirements from available cash on hand, equity issuances, housing and land sales, financial service revenues, and other revenues. We believe that these sources of cash will be sufficient through fiscal 2012 to finance our working capital requirements and other needs. However, if necessary, potential additional sources to generate cash could include entering into additional joint ventures or land banking deals, issuing equity for cash or debt, selling excess land, entering into model sale leasebacks, limiting started unsold homes, delaying or reducing land purchases and take-downs or reducing land development spending.

As of April 30, 2012, we had $992.0 million of outstanding senior secured notes ($967.2 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. As of April 30, 2012, we also had $483.6 million of outstanding senior notes ($481.4 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $138.9 million 6 1/4% Senior Notes due 2016, $90.5 million 7 1/2% Senior Notes due 2016, $130.3 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, as of April 30, 2012, we had outstanding $7.9 million 7.25% Tangible Equity Units.

During the three and six months ended April 30, 2012, we repurchased in open market and privately negotiated transactions $15.2 million and $21.0 million, respectively, principal amount of our 6 1/4% Senior Notes due 2016 and $22.8 million and $61.1 million, respectively, principal amount of 7 1/2% Senior Notes due 2016. In addition, during the second quarter of fiscal 2012, we repurchased $37.4 million principal amount of 8 5/8% Senior Notes due 2017.  The aggregate purchase price for these repurchases was $51.7 million and $70.7 million, respectively, for the three and six months ended April 30, 2012, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $23.3 million and $48.0 million, respectively, for the three and six months ended April 30, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Notes 11 and 15 to the Condensed Consolidated Financial Statements).

During the second quarter of fiscal 2012, we also issued an aggregate of 3,064,330 shares of our Class A Common Stock, in exchange for an aggregate of approximately $12.2 million of our outstanding indebtedness, consisting of $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and approximately $3.1 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”). These transactions resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012.

On April 11, 2012, we issued 25,000,000 shares of our Class A Common Stock at a price of $2.00 per share, resulting in net proceeds of $47.3 million.  The net proceeds of the issuance, together with cash on hand, were used to purchase $75.4 million principal amount of our senior notes (see Note 11 to our Condensed Consolidated Financial Statements).

On November 1, 2011, we issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (“the 5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”, and together with the 5.0% 2021 Notes the “2021 Notes”) in exchange for $195.0 million of certain of our unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The accounting for the debt exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Condensed Consolidated Statement of Operations. See Note 11 to the Condensed Consolidated Financial Statements.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three months ended April 30, 2012.  During the six months ended April 30, 2012, we purchased approximately 0.1 million shares.  As of April 30, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and six months ended April 30, 2012 and 2011, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $33.1 million and $54.1 million of letters of credit outstanding as of April 30, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $33.8 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75 million through November 1, 2012 and thereafter up to $50 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of April 30, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $64.5 million.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2012, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At April 30, 2012, the aggregate book value of the real property collateral securing these notes was approximately $687.1 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $135.9 million as of April 30, 2012, which includes $33.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate investments.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured and senior notes and Amortizing Notes (see Note 12 to the Condensed Consolidated Financial Statements.) outstanding at April 30, 2012 (see Note 22 to the Condensed Consolidated Financial Statements.).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”).

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2012, the collateral securing the guarantees primarily included (1) $92.0 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $31.5 million as of April 30, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value), Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $48.4 million as of April 30, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

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

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

Total inventory, excluding consolidated inventory not owned, decreased $46.6 million during the six months ended April 30, 2012.  Total inventory, excluding consolidated inventory not owned, increased in the Midwest $7.1 million.  This increase was offset by decreases in the Northeast of $6.0 million, in the Mid-Atlantic of $16.3 million, in the Southeast of $4.9 million, in the Southwest of $6.3 million, and in the West of $20.2 million.  The decreases are primarily attributable to delivering homes at a faster pace than replenishing with new land, as noted by the decrease in our community count from October 31, 2011 to April 30, 2012.  These decreases were partially offset by the acquisition of new land parcels.  During the six months ended April 30, 2012, we incurred $5.2 million in impairments, the majority of which related to properties that are held for sale in the Northeast.  In addition, we wrote-off costs in the amount of $1.3 million during the six months ended April 30, 2012 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at April 30, 2012 are expected to be closed during the next 12 months.

The total inventory decrease discussed above excluded the increase in consolidated inventory not owned of $24.6 million consisting of specific performance options and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements” and ASC 840-40, “Leases-Sales-Leaseback Transactions”.   This increase was primarily due to the sale and leaseback of certain of our model homes with the right to participate in the potential profit when the home is sold to a third party at the end of the lease.  As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale.  Therefore, for purposes of our Condensed Consolidated Balance Sheet, the inventory is reclassified to inventory not owned, with a corresponding liability from inventory not owned for the amount of cash received.  Offsetting this increase, was a decrease due to the purchase of properties in the Southwest and West during the period, which had a specific performance obligation.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve.  As of April 30, 2012, we have mothballed land in 54 communities.  The book value associated with these communities at April 30, 2012 was $141.0 million, net of impairment charges of $449.5 million.  We continually review communities to determine if mothballing is appropriate.  During the first half of fiscal 2012, we did not mothball any communities, but re-activated two communities and sold three communities which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at April 30, 2012, on the Condensed Consolidated Balance Sheets, decreased by $17.0 million compared to October 31, 2011.  The decrease is due to the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the quarter, combined with land sales in the Northeast and Southeast and additional impairments taken primarily in the Northeast and Southeast in the first half of fiscal 2012, offset by an increase due to the acquisition of new land in all segments during the first half of fiscal 2012.

 The following tables summarize home sites included in our total residential real estate.  The decrease in total home sites available at April 30, 2012 compared to October 31, 2011 is attributable to terminating certain option agreements and delivering homes, offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2012:

Northeast	14	1,368	3,276	4,644
Mid-Atlantic	20	2,073	3,718	5,791
Midwest	27	1,802	529	2,331
Southeast	23	1,023	726	1,749
Southwest	77	3,636	1,522	5,158
West	16	2,061	4,852	6,913

Consolidated total	177	11,963	14,623	26,586

Unconsolidated joint ventures		2,112	274	2,386

Total including unconsolidated joint ventures		14,075	14,897	28,972

Owned		6,964	10,087	17,051
Optioned		4,836	4,536	9,372

Controlled lots		11,800	14,623	26,423

Construction to permanent financing lots		163	-	163

Consolidated total		11,963	14,623	26,586

Lots controlled by unconsolidated joint ventures		2,112	274	2,386

Total including unconsolidated joint ventures		14,075	14,897	28,972

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2011:

Northeast	15	1,511	3,228	4,739
Mid-Atlantic	24	2,256	3,336	5,592
Midwest	26	1,354	745	2,099
Southeast	22	1,950	896	2,846
Southwest	89	3,963	1,564	5,527
West	16	2,334	5,168	7,502

Consolidated total	192	13,368	14,937	28,305

Unconsolidated joint ventures		2,160	571	2,731

Total including unconsolidated joint ventures		15,528	15,508	31,036

Owned		7,651	10,626	18,277
Optioned		5,602	4,311	9,913

Controlled lots		13,253	14,937	28,190

Construction to permanent financing lots		115	-	115

Consolidated total		13,368	14,937	28,305

Lots controlled by unconsolidated joint ventures		2,160	571	2,731

Total including unconsolidated joint ventures		15,528	15,508	31,036

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures:

	April 30, 2012			October 31, 2011

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	100	8	108	86	18	104
Mid-Atlantic	55	5	60	73	30	103
Midwest	44	34	78	45	38	83
Southeast	54	27	81	58	30	88
Southwest	380	25	405	431	81	512
West	73	26	99	118	52	170

Total	706	125	831	811	249	1,060

Started or completed unsold homes and models per active selling communities (1)	4.0	0.7	4.7	4.2	1.3	5.5

(1)	Active selling communities (which are communities that are open for sale with 10 or more home sites) available were 177 and 192 at April 30, 2012 and October 31, 2011, respectively.

Total unsold homes and models compared to the prior year end has decreased, as we placed an emphasis on selling started unsold homes and models during the six months ended April 30, 2012.

Prepaid expenses and other assets were as follows as of:

(In thousands)	April 30, 2012	October 31, 2011	Dollar Change

Prepaid insurance	$1,765	$1,808	$(43)
Prepaid project costs	25,758	27,206	(1,448)
Senior residential rental properties	7,075	7,374	(299)
Other prepaids	19,793	21,699	(1,906)
Other assets	9,562	9,611	(49)
Total	$63,953	$67,698	$(3,745)

Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Prepaid project costs decreased for homes delivered and were not fully offset by prepaid spending for new communities.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $72.8 million and $71.2 million at April 30, 2012 and October 31, 2011, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The increase in mortgage loans held for sale from October 31, 2011 is primarily related to an increase in the average loan value during the second quarter of 2012 compared to the fourth quarter of 2011. Also included are residential mortgages receivable held for sale of $2.3 million and $1.0 million at April 30, 2012 and October 31, 2011, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Accounts payable and other liabilities are as follows:

(In thousands)	April 30, 2012	October 31, 2011	Dollar Change

Accounts payable	$80,422	$85,415	$(4,993)
Reserves	135,729	141,496	(5,767)
Accrued expenses	30,525	43,151	(12,626)
Accrued compensation	18,290	23,432	(5,142)
Other liabilities	10,649	10,139	510
Total	$275,615	$303,633	$28,018

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The decrease in the reserves is primarily related to various legal settlements.  The decrease in accrued expenses is primarily due to decreases in property tax and payroll expenses and amortization of abandoned lease space accruals.  The decrease in accrued compensation is primarily due to the payment of our fiscal year 2011 bonuses during the first quarter of 2012 only partially offset by two quarters of our fiscal 2012 bonus accrual.

Customer deposits increased $4.3 million from $16.7 million at October 31, 2011 to $21.0 million at April 30, 2012.  This increase is primarily attributable to the increase in backlog during the six months ended April 30, 2012.

Liabilities from inventory not owned increased from $2.4 million at October 31, 2011 to $26.7 million at April 30, 2012.  The increase is primarily due to the model home financing programs, described with the sale and leaseback discussion under “Capital Resources and Liquidity”.  Offsetting the increase, was a decrease due to the take-down of properties in the Southwest and West during the period, which had a specific performance purchase obligation.

Accrued interest decreased $3.3 million to $18.1 million at April 30, 2012.  This decrease is due to the reduction in debt since October 31, 2011.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2011

Total revenues

Compared to the same prior period, revenues increased/(decreased) as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2012	April 30, 2011	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$312,494	$246,974	$65,520	26.5%
Land sales and other revenues	20,691	2,819	17,872	634.0%
Financial services	8,513	5,304	3,209	60.5%

Total revenues	$341,698	$255,097	$86,601	33.9%

	Six Months Ended
(Dollars in thousands)	April 30, 2012	April 30, 2011	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$564,824	$482,859	$81,965	17.0%
Land sales and other revenues	31,270	12,407	18,863	152.0%
Financial services	15,203	12,398	2,805	22.6%

Total revenues	$611,297	$507,664	$103,633	20.4%

Homebuilding

For the three and six months ended April 30, 2012, sale of homes revenues increased $65.5 million or 26.5% and $82.0 million, or 17.0%, respectively, as compared to the same period of the prior year.  This increase was primarily due to the number of home deliveries increasing 16.0% and 10.8% for the three and six months ended April 30, 2012, compared to the three and six months ended April 30, 2011.  The average price per home increased to $300,000 in the three months ended April 30, 2012 from $275,000 in the three months ended April 30, 2011.  The average price per home increased to $292,000 in the six months ended April 30, 2012 from $277,000 in the six months ended April 30, 2011.  The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in individual communities.  During fiscal 2012, we were also able to raise prices in approximately 40% of our communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Northeast:
Dollars	$49,834	$36,126	37.9%	$82,911	$79,410	4.4%
Homes	115	82	40.2%	191	183	4.4%

Mid-Atlantic:
Dollars	$64,432	$46,643	38.1%	$117,545	$92,906	26.5%
Homes	157	127	23.6%	283	248	14.1%

Midwest:
Dollars	$23,590	$17,466	35.1%	$41,747	$31,500	32.5%
Homes	109	89	22.5%	189	170	11.2%

Southeast:
Dollars	$21,462	$16,684	28.6%	$41,587	$32,188	29.2%
Homes	93	73	27.4%	180	141	27.7%

Southwest:
Dollars	$114,284	$97,339	17.4%	$205,437	$184,566	11.3%
Homes	446	403	10.7%	834	763	9.3%

West:
Dollars	$38,892	$32,716	18.9%	$75,597	$62,289	21.4%
Homes	123	125	(1.6)%	255	239	6.7%

Consolidated total:
Dollars	$312,494	$246,974	26.5%	$564,824	$482,859	17.0%
Homes	1,043	899	16.0%	1,932	1,744	10.8%

Unconsolidated joint ventures
Dollars	$77,066	$29,291	163.1%	$129,466	$51,825	149.8%
Homes	164	68	141.2%	287	115	149.6%

Totals:
Housing revenues	$389,560	$276,265	41.0%	$694,290	$534,684	29.9%
Homes delivered	1,207	967	24.8%	2,219	1,859	19.4%

The overall increase in housing revenues and deliveries during the three and six months ended April 30, 2012, as compared to the same periods of the prior year, was primarily attributed to an increase in sales pace per community from 5.5 to 8.2 for the three months ended April 30, 2011 and 2012, respectively, and from 9.9 to 13.1 for the six months ended April 30, 2011 and 2012, respectively.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2012	2011	2012	2011

Northeast:
Dollars	$83,085	$94,829	$114,148	$106,387
Homes	194	217	268	249

Mid-Atlantic:
Dollars	$131,744	$107,888	$151,456	$113,349
Homes	318	289	360	274

Midwest:
Dollars	$73,839	$32,852	$79,138	$38,592
Homes	349	163	386	215

Southeast:
Dollars	$63,776	$38,985	$52,261	$27,450
Homes	273	166	217	107

Southwest:
Dollars	$270,388	$189,796	$152,629	$99,358
Homes	1,053	801	550	375

West:
Dollars	$91,876	$54,705	$49,319	$19,946
Homes	279	202	140	73

Consolidated total:
Dollars	$714,708	$519,055	$598,951	$405,082
Homes	2,466	1,838	1,921	1,293

Unconsolidated joint ventures:
Dollars	$181,040	$77,116	$163,842	$108,207
Homes	388	178	377	258

Totals:
Dollars	$895,748	$596,171	$762,793	$513,289
Homes	2,854	2,016	2,298	1,551

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first half of 2012, our open for sale community count decreased to 177 from 192 at October 31, 2011, which is the net result of opening 26 new communities and closing 41 communities since the beginning of fiscal 2012.  Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments, due to better market conditions and lower interest rates on mortgages during the first half of fiscal 2012 as compared to the same period in the prior year.  Contracts per average active selling community for the six months ended April 30, 2012 were 13.1 compared to 9.9 of the same period in the prior year, demonstrating an increase in sales pace.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	21%	22%	21%	31%	38%
Second	16%	20%	17%	24%	29%
Third		18%	23%	23%	32%
Fourth		21%	24%	24%	42%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	18%	18%	13%	22%	16%
Second	21%	22%	17%	31%	24%
Third		20%	15%	23%	20%
Fourth		18%	25%	20%	30%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate based on gross sales contracts for the second quarter of fiscal 2012 is the lowest it has been since before 2008 and below what we believe to be a more normalized level of 20%.  Our cancellation rate as a percentage of beginning backlog for the second quarter of 2012 is closer to more normalized levels and is slightly higher when compared to the percentage in the fourth quarter of fiscal 2011.  Given market conditions, it is difficult to predict if this trend will continue.

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2012	2011	2012	2011

Sale of homes	$312,494	$246,974	$564,824	$482,859

Cost of sales, net of impairment reversals and excluding interest	258,034	210,463	468,608	406,377

Homebuilding gross margin, before cost of sales interest expense and land charges	54,460	36,511	96,216	76,482

Cost of sales interest expense, excluding land sales interest expense	9,715	13,956	20,651	27,449

Homebuilding gross margin, after cost of sales interest expense, before land charges	44,745	22,555	75,565	49,033

Land charges	3,216	16,925	6,541	30,450

Homebuilding gross margin, after cost of sales interest expense and land charges	$41,529	$5,630	$69,024	$18,583

Gross margin percentage, before cost of sales interest expense and land charges	17.4%	14.8%	17.0%	15.8%

Gross margin percentage, after cost of sales interest expense, before land charges	14.3%	9.1%	13.4%	10.2%

Gross margin percentage, after cost of sales interest expense and land charges	13.3%	2.3%	12.2%	3.8%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.1%	71.9%	71.1%	71.4%
Commissions	3.5%	3.9%	3.5%	3.7%
Financing concessions	1.8%	2.1%	1.8%	2.1%
Overheads	6.2%	7.3%	6.6%	7.0%
Total cost of sales, before interest expense and land charges	82.6%	85.2%	83.0%	84.2%
Gross margin percentage, before cost of sales interest expense and land charges	17.4%	14.8%	17.0%	15.8%

Cost of sales interest	3.1%	5.7%	3.6%	5.6%
Gross margin percentage, after cost of sales interest expense and before land charges	14.3%	9.1%	13.4%	10.2%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 17.4% during the three months ended April 30, 2012, compared to 14.8% for the same period last year and increased to 17.0% during the six months ended April 30, 2012 compared to 15.8% for the same period last year.  The increase in gross margin percentage is primarily due to the mix of higher margin homes delivered in the second quarter of 2012 compared to the same period of the prior year.  We have begun to see an increase in the pace of sales in some of our markets and, as a result, in some communities we have been able to increase base prices and increase lot premiums, without adversely impacting the sales pace.  In addition, we are currently delivering more homes in communities where we acquired the land more recently with better pricing.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $3.2 million and $16.9 million during the three months ended April 30, 2012 and 2011, respectively, and $6.5 million and $30.4 million during the six months ended April 30, 2012 and 2011, respectively, to their estimated fair value.  During the three and six months ended April 30, 2012, we wrote-off residential land options and approval and engineering costs amounting to $1.1 million and $1.3 million compared to $0.6 million and $7.3 million for the three and six months ended April 30, 2011, which are included in the total land charges discussed above.  When a community is redesigned or abandoned, engineering costs are written-off.  Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Mid-Atlantic, Midwest, and Southeast segments in the first half of fiscal 2012, and in our Northeast, Mid-Atlantic, Midwest, Southeast and West segments in the first half of fiscal 2011.  We recorded inventory impairments of $2.1 million and $16.3 million during the three months ended April 30, 2012 and 2011, respectively, and $5.2 million and $23.1 million during the six months ended April 30, 2012 and 2011, respectively.  Inventory impairments in the first half of 2012 and 2011 were lower than they had been in several years as we have begun to see some stabilization in prices and sales pace in some of our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2012	2011	2012	2011

Land and lot sales	$18,310	$-	$26,914	$8,043
Cost of sales, excluding interest	13,529	-	20,382	5,516
Land and lot sales gross margin, excluding interest	4,781	-	6,532	2,527
Land sales interest expense	3,602	-	5,142	2,133
Land and lot sales gross margin, including interest	$1,179	$-	$1,390	$394

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  There were several land sales in the three months ended April 30, 2012 compared to none in the same period of the prior year, which resulted in an increase of $18.3 million in land sales revenue.  There were also several land sales for the six months ended April 30, 2012 compared to only a few in the same period of the prior year, which resulted in an increase of $18.9 million in land sales revenue.

Land sales and other revenues increased $17.9 million and $18.9 million for the three and six months ended April 30, 2012, compared to the same period in the prior year.  Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three and six months ended April 30, 2012, compared to the three and six months ended April 30, 2011, there were minor fluctuations in other revenues, resulting in a net decrease of $0.4 million for the three months and no change for the six months, which is offsetting the increase in land sales revenue, described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses decreased $4.7 million and $11.7 million for the three and six months ended April 30, 2012 compared to the same period last year as we have continued to reduce these costs through headcount reduction, administration consolidation, and other cost saving measures.  In addition, homebuilding selling, general and administrative as a percentage of homebuilding revenues improved to 10.5% and 11.5% for the three and six months ended April 30, 2012 compared to 15.9% and 16.2% for the three and six months ended April 30, 2011.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2012	2011	Variance	Variance %

Northeast
Homebuilding revenue	$51,775	$36,643	$15,132	41.3%
Loss before income taxes	$(125)	$(20,086)	$19,961	(99.4)%
Homes delivered	115	82	33	40.2%
Average sales price	$433,339	$440,549	$(7,210)	(1.6)%
Contract cancellation rate	21.3%	13.1%	8.2%

Mid-Atlantic
Homebuilding revenue	$64,776	$46,840	$17,936	38.3%
Income (loss) before income taxes	$5,058	$(5,830)	$10,888	(186.8)%
Homes delivered	157	127	30	23.6%
Average sales price	$410,395	$367,268	$43,127	11.7%
Contract cancellation rate	22.7%	29.6%	(6.9)%

Midwest
Homebuilding revenue	$23,631	$17,484	$6,147	35.2%
Loss before income taxes	$(91)	$(2,407)	$2,316	(96.2)%
Homes delivered	109	89	20	22.5%
Average sales price	$216,422	$196,247	$20,175	10.3%
Contract cancellation rate	12.7%	16.9%	(4.2)%

Southeast
Homebuilding revenue	$36,346	$16,918	$19,428	114.8%
Loss before income taxes	$(3,876)	$(3,660)	$(216)	5.9%
Homes delivered	93	73	20	27.4%
Average sales price	$230,774	$228,548	$2,226	1.0%
Contract cancellation rate	13.6%	20.3%	(6.7)%

Southwest
Homebuilding revenue	$114,716	$99,248	$15,468	15.6%
Income before income taxes	$8,235	$6,469	$1,766	27.3%
Homes delivered	446	403	43	10.7%
Average sales price	$256,242	$241,536	$14,706	6.1%
Contract cancellation rate	14.6%	19.4%	(4.8)%

West
Homebuilding revenue	$42,011	$32,724	$9,287	28.4%
Loss before income taxes	$(2,948)	$(8,394)	$5,446	(64.9)%
Homes delivered	123	125	(2)	(1.6)%
Average sales price	$316,195	$261,728	$54,467	20.8%
Contract cancellation rate	16.8%	18.5%	(1.7)%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2012	2011	Variance	Variance %

Northeast
Homebuilding revenue	$93,307	$81,984	$11,323	13.8%
Loss before income taxes	$(5,773)	$(34,724)	$28,951	(83.4)%
Homes delivered	191	183	8	4.4%
Average sales price	$434,089	$433,934	$155	0.0%
Contract cancellation rate	27.6%	16.5%	11.1%

Mid-Atlantic
Homebuilding revenue	$119,171	$93,262	$25,909	27.8%
Income (loss) before income taxes	$7,669	$(8,989)	$16,658	(185.3)%
Homes delivered	283	248	35	14.1%
Average sales price	$415,353	$374,621	$40,732	10.9%
Contract cancellation rate	25.7%	29.5%	(3.8)%

Midwest
Homebuilding revenue	$41,829	$31,574	$10,255	32.5%
Loss before income taxes	$(1,247)	$(4,333)	$3,086	(71.2)%
Homes delivered	189	170	19	11.2%
Average sales price	$220,884	$185,294	$35,590	19.2%
Contract cancellation rate	12.5%	19.3%	(6.8)%

Southeast
Homebuilding revenue	$56,555	$32,438	$24,117	74.3%
Loss before income taxes	$(6,733)	$(6,680)	$(53)	0.8%
Homes delivered	180	141	39	27.7%
Average sales price	$231,039	$228,284	$2,755	1.2%
Contract cancellation rate	13.9%	19.4%	(5.5)%

Southwest
Homebuilding revenue	$206,540	$190,641	$15,899	8.3%
Income before income taxes	$12,785	$11,872	$913	7.7%
Homes delivered	834	763	71	9.3%
Average sales price	$246,327	$241,895	$4,432	1.8%
Contract cancellation rate	16.5%	20.1%	(3.6)%

West
Homebuilding revenue	$78,763	$65,473	$13,290	20.3%
Loss before income taxes	$(3,920)	$(17,008)	$13,088	(77.0)%
Homes delivered	255	239	16	6.7%
Average sales price	$296,459	$260,623	$35,836	13.8%
Contract cancellation rate	18.9%	19.8%	(0.9)%

Homebuilding Results by Segment

Northeast - Homebuilding Revenues increased 41.3% for the three months ended April 30, 2012 compared to the same period of the prior year.  The increase for the three months ended April 30, 2012 was attributed to a 40.2% increase in homes delivered and a $1.4 million increase in land sales and other revenue, partially offset by a 1.6% decrease in average sales price.  The decrease in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2012 compared to the same period of 2011.

Loss before income taxes decreased $20.0 million compared to the prior year to a loss of $0.1 million for the three months ended April 30, 2012.  This decrease is mainly due to a $12.0 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended April 30, 2012.  In addition, selling, general and administrative costs were down $2.1 million due to decreased salaries from headcount reductions and other overhead cost savings.  Also, gross margin percentage before interest expense increased for the three months ended April 30, 2012.

Homebuilding Revenues increased 13.8% for the six months ended April 30, 2012 compared to the same period of the prior year.  The increase for the six months ended April 30, 2012 was attributed to a 4.4% increase in homes delivered and by a $7.8 million increase in land sales and other revenue, while average sales prices were flat.

Loss before income taxes decreased $29.0 million compared to the prior year to a loss of $5.8 million for the six months ended April 30, 2012.  This decrease is mainly due to a $18.1 million decrease in inventory impairment losses and land option write-offs recorded for the six months ended April 30, 2012.  In addition, selling, general and administrative costs were down $4.5 million due to decreased salaries from headcount reductions and other overhead cost savings.  In addition, gross margin percentage before interest expense increased for the six months ended April 30, 2012.

Mid-Atlantic - Homebuilding revenues increased 38.3% for the three months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 23.6% increase in homes delivered and an 11.7% increase in average sales price for the three months ended April 30, 2012.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended April 30, 2012 compared to the same period of 2011.

Income (loss) before income taxes decreased $10.9 million to a profit of $5.1 million for the three months ended April 30, 2012 due primarily to the increase in homebuilding revenues discussed above, combined with a $1.7 million decrease in inventory impairment losses and land option write-offs and a $0.8 million decrease in selling, general and administrative costs for the three months ended April 30, 2012.  In addition, gross margin percentage before interest expense increased for the three months ended April 30, 2012.

Homebuilding revenues increased 27.8% for the six months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 14.1% increase in homes delivered and a 10.9% increase in average sales price for the six months ended April 30, 2012.  The increase in average sales prices was the result of the mix of communities delivering in the six months ended April 30, 2012 compared to the same period of 2011.

Income (loss) before income taxes decreased $16.7 million to a profit of $7.7 million for the six months ended April 30, 2012 due primarily to the increase in homebuilding revenues discussed above, combined with a $2.0 million decrease in inventory impairment losses and land option write-offs and a $2.0 million decrease in selling, general and administrative costs for the six months ended April 30, 2012.  Also, gross margin percentage before interest expense increased for the six months ended April 30, 2012.

Midwest - Homebuilding revenues increased 35.2% for the three months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 22.5% increase in homes delivered and a 10.3% increase in average sales price for the three months ended April 30, 2012.  The increase in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2012 compared to the same period of 2011.

Loss before income taxes decreased $2.3 million to a loss of $0.1 million for the three months ended April 30, 2012.  The decrease in the loss for the three months ended April 30, 2012 was primarily due to an increase in gross margin percentage before interest expense for the period and a $0.3 million decrease in inventory impairment losses and land option write-offs.

Homebuilding revenues increased 32.5% for the six months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 11.2% increase in homes delivered and a 19.2% increase in average sales price for the six months ended April 30, 2012.  The increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2012 compared to the same period of 2011.

Loss before income taxes decreased $3.1 million to a loss of $1.2 million for the six months ended April 30, 2012.  The decrease in the loss for the six months ended April 30, 2012 was primarily due to an increase in gross margin percentage before interest expense for the period and a $0.2 million decrease in inventory impairment losses and land option write-offs.

Southeast - Homebuilding revenues increased 114.8% for the three months ended April 30, 2012 compared to the same period in the prior year.  The increase for the three months ended April 30, 2012 was attributed to the 27.4% increase in homes delivered, by a 1.0% increase in average sales price and was further impacted by a $14.7 million increase in land sales and other revenue.  The increase in average sales price was primarily due to the different mix of communities delivering in 2012 compared to 2011.

Loss before income taxes increased $0.2 million to a loss of $3.9 million for the three months ended April 30, 2012 primarily due to an increase in inventory impairment losses and land option write-offs of $2.5 million, offset by a $1.1 million decrease in selling, general and administrative costs, partially offset by a decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 74.3% for the six months ended April 30, 2012 compared to the same period in the prior year.  The increase for the six months ended April 30, 2012 was attributed to the 27.7% increase in homes delivered, by a 1.2% increase in average sales price and was further impacted by a $14.7 million increase in land sales and other revenue.  The increase in average sales price was primarily due to the different mix of communities delivering in 2012 compared to 2011.

Loss before income taxes increased $0.1 million to a loss of $6.7 million for the six months ended April 30, 2012 primarily due to an increase in inventory impairment losses and land option write-offs of $2.7 million, offset by a $1.6 million decrease in selling, general and administrative costs, partially offset by a decrease in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 15.6% for the three months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 10.7% increase in homes delivered and a 6.1% increase in average sales price for the three months ended April 30, 2012, as a result of the different mix of communities delivering in 2012 compared to the same period in 2011.

Income before income taxes increased $1.8 million to $8.2 million for the three months ended April 30, 2012.  The increase was primarily due to the increase in homebuilding revenues discussed above.  Gross margin percentage before interest expense for the three months ended April 30, 2012 was relatively flat compared to the same period of the prior year.

            Homebuilding revenues increased 8.3% for the six months ended April 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a 9.3% increase in homes delivered and a 1.8% increase in average sales price for the six months ended April 30, 2012, as a result of the different mix of communities delivering in the six months ended April 30, 2012 compared to the same period in 2011.  This was offset by a $5.0 million decrease in land sale and other revenue for the six months ended April 30, 2012 compared to the same period of the prior year.

Income before income taxes increased $0.9 million to $12.8 million for the six months ended April 30, 2012.  The increase was primarily due to a decrease of $0.5 million in selling, general and administrative costs for the six months ended April 30, 2012 compared to the same period of the prior year.  Gross margin percentage before interest expense for the six months ended April 30, 2012 was relatively flat compared to the same period of the prior year.

 West - Homebuilding revenues increased 28.4% for the three months ended April 30, 2012 compared to the same period in the prior year.  The increase for the three months ended April 30, 2012 was attributed to a 20.8 % increase in average sales price, due to the different mix of communities delivering in the three months ended April 30, 2012 compared to the same period of the prior year, as well as a $3.1 million increase in land sales and other revenue for the three months ended April 30, 2012 compared to the same period of the prior year.

Loss before income taxes decreased $5.4 million to a loss of $2.9 million for the three months ended April 30, 2012.  The decreased loss for the six months ended April 30, 2012 was primarily due to the impact of the increase in homebuilding revenue discussed above, a $2.2 million decrease in inventory impairments and land option write-offs taken and a $1.5 million decrease in selling, general and administrative costs for the three months ended April 30, 2012 compared to the same period in the prior year.  Also, gross margin percentage before interest expense for the three months ended April 30, 2012 was flat compared to the same period of the prior year.

Homebuilding revenues increased 20.3% for the six months ended April 30, 2012 compared to the same period in the prior year.  The increase for the six months ended April 30, 2012 was attributed to a 6.7% increase in homes delivered, along with a 13.8% increase in average sales price, due to the different mix of communities delivering in the six months ended April 30, 2012 compared to the same period of the prior year.

Loss before income taxes decreased $13.1 million to a loss of $3.9 million for the six months ended April 30, 2012.  The decreased loss for the six months ended April 30, 2012 was primarily due to a $6.3 million decrease in inventory impairments and land option write-offs taken and a $3.3 million decrease in selling, general and administrative costs for the six months ended April 30, 2012 compared to the same period in the prior year.  Gross margin percentage before interest expense for the six months ended April 30, 2012 was flat compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 45.5% and 50.4% for the six months ended April 30, 2012 and 2011, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2012, financial services provided a $3.2 million and $4.7 million pretax profit compared to $0.1 million and $1.8 million of pretax profit for the same period of fiscal 2011.  Revenues were up 60.5% for the three months ended April 30, 2012 compared to the same period of the prior year and costs were up 4.0% for such period.  Mortgage settlements and the average price of loans settled increased for the three months ended April 30, 2012 compared to the same period in the prior year, contributing to the increase in revenues.  The slight increase in costs is attributed to the increase in the number of loans closed during such period.  While revenues were up 22.6% for the six months ended April 30, 2012 compared to the same period of the prior year, costs were down 1.0% for such period.  Mortgage settlements and the average price of loans settled increased for the six months ended April 30, 2012 compared to the same period in the prior year, contributing to the increase in revenues.  The slight decrease in costs are due to the decrease in salaries from a reduction in headcount and other overhead cost savings, offset by the increase in costs associated with the increase in the number of loans closed during such period.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 75.3% and 76.2% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2012 and 2011, respectively, and 77.0% of our non-cash homebuyers obtained mortgages originated by these subsidiaries for both the six months ended April 30, 2012 and 2011, respectively.  Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses increased to $12.3 million for the three months ended April 30, 2012 compared to $12.0 million for the three months ended April 30, 2011, and decreased to $25.0 million for the six months ended April 30, 2012 compared to $27.0 million for the six months ended April 30, 2011.  The minor increase for the three months ended April 30, 2012 from the prior year period is attributed to additional professional services for various corporate operations, while the decrease for the six months ended April 30, 2012 from the prior year period is primarily due to a reduction in depreciation expense, resulting mainly from capitalized software becoming fully depreciated, coupled with no new significant additions of depreciable assets. Also contributing to the decrease was reduced salaries from headcount reduction and a continued tightening of variable spending.

Other Interest

Other interest increased $1.2 million for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 and decreased $0.8 million for the six months ended April 30, 2012 compared to the six months ended April 30, 2011.  Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  For the three months ended April 30, 2012, our inventory balances for the qualifying assets have decreased enough to cause the amount of interest required to be directly expensed to increase.  For the six months ended April 30, 2012, our inventory balances for the qualifying assets have decreased and our debt decreased, the net impact of which caused the amount of interest required to be directly expensed to decrease slightly.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations increased to $1.0 million and $6.4 million for the three and six months ended April 30, 2012 compared to $0.7 million and $1.6 million for the three and six months ended April 30, 2011.  The minor increase for the three months ended April 30, 2012 is due to lower life insurance proceeds offsetting expenses in the first half of fiscal 2012, compared to the prior year.  The increase for the six months ended April 30, 2012 was primarily due to $4.7 million of costs incurred from the debt exchange on November 1, 2011.  This debt exchange was accounted for as troubled debt restructuring, which requires any cost incurred associated with the exchange to be expensed as incurred.  See Note 11 to the Condensed Consolidated Financial Statements.

Gain on Extinguishment of Debt

For the three and six months ended April 30, 2012, our gain on extinguishment of debt was $27.0 million and $51.7 million, respectively.  During the three months ended January 31, 2012, we repurchased in the open market a total of $44.0 million principal amount of various issues of our unsecured senior notes due 2016 for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest.  We recognized a gain of $24.7 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  As noted above, the accounting for the November 1, 2011 debt exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt. During the three months ended April 30, 2012, we repurchased a total of $75.4 million principal amount of various issues of our unsecured notes due 2016 and 2017 for an aggregate purchase price of $51.7 million, plus accrued and unpaid interest.  We recognized a gain of $23.3 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  During the second quarter of fiscal 2012, we exchanged $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and $3.1 million aggregate principal amount of our 12.072% Senior Subordinated Amortizing Notes for Class A Common Stock, as discussed in Notes 11, 12 and 15 to the Condensed Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012.  In February of 2011, we purchased a portion of our subordinated notes ($97.9 million face for $98.6 million cash in a tender offer), and redeemed early the remainder of those notes ($57.8 million in debt for $58.1 million cash). In both transactions we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes. These transactions resulted in a loss of $1.6 million.

Under the terms of our indentures governing our bonds, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time.  We may also continue to make additional debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures increased $4.7 million and $5.7 million, for the three and six months ended April 30, 2012, respectively.  Income was $1.5 million for both the three and six months ended April 30, 2012, compared to a loss of $3.2 million and $4.2 million for the three and six months ended April 30, 2011, respectively.  The decrease in the loss for both periods is due to five of our homebuilding joint ventures delivering more homes and reporting profits in the second quarter and year to date for fiscal 2012 that had reported losses in the prior year.  In addition, we recognized profit from one of our land development joint ventures during the second quarter of fiscal 2012, which did not have any activity in the prior year.

Total Taxes

The total income tax expense was $1.2 million for the six months ended April 30, 2012 primarily due to various state tax expenses and an increase in tax reserves for uncertain tax positions.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry in recent years, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of April 30, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $906.8 million and $899.4 million at April 30, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the six months ended April 30, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our Chase Master Repurchase Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of April 30, 2012, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2012 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	FV at April 30, 2012

Long term debt(1):
Fixed rate	$30,384	$4,980	$39,916	$88,462	$1,027,749	$339,394	$1,530,885	$1,229,964
Weighted average interest rate	7.67%	7.16%	6.55%	10.26%	9.75%	6.00%	8.82%

(1)  Does not include the mortgage warehouse line of credit made under our Chase Master Repurchase Agreement.  See Note 10 to our Condensed Consolidated Financial Statements for more information.

During the six months ended April 30, 2012, we repurchased or otherwise retired certain of our unsecured senior notes.  See Note 11 to our Condensed Consolidated Financial Statements for further information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors below should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. You should carefully consider all of these risk factors in addition to the other information included in this Quarterly Report on Form 10-Q.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers have increased the price of drywall for 2012 by approximately 35%. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs.

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

Several other homebuilders have received inquiries from regulatory agencies regarding the potential for homebuilders using contractors to be deemed employers of the employees of their contractors under certain circumstances. Contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the industry; however, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage, hour and other employment-related liabilities of their contractors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Information with respect to unregistered sales of equity securities during the second fiscal quarter of fiscal 2012 is incorporated into this Part II, Item 2 from Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

10(a)*	2012 Hovnanian Enterprises, Inc. Stock Incentive Plan. (8)
10(b)*	Form of Amendment to Outstanding Stock Option Grants.
10(c)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby.
10(d)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.
10(e)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2012 and October 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2012 and 2011, (iii) the Condensed Consolidated Statement of Equity for the six months ended April 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (No. 001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 7, 2011.

(8)	Incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A of the Registrant filed on February 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	June 8, 2012
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 8, 2012
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller