Form 10-Q
period 2012-07-31
HOVNANIAN ENTERPRISES INC
filed 2012-09-10
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 117,626,144 shares of Class A Common Stock and 14,658,653 shares of Class B Common Stock were outstanding as of September 4, 2012.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 31, 2012	October 31, 2011
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$219,326	$244,356

Restricted cash	48,143	73,539

Inventories:
Sold and unsold homes and lots under development	708,343	720,149

Land and land options held for future development or sale	213,482	245,529

Consolidated inventory not owned:
Specific performance options	-	2,434
Other options	82,203	-

Total consolidated inventory not owned	82,203	2,434

Total inventories	1,004,028	968,112

Investments in and advances to unconsolidated joint ventures	59,680	57,826

Receivables, deposits, and notes	61,142	52,277

Property, plant, and equipment – net	49,674	53,266

Prepaid expenses and other assets	65,222	67,698

Total homebuilding	1,507,215	1,517,074

Financial services:
Cash and cash equivalents	14,644	6,384
Restricted cash	9,020	4,079
Mortgage loans held for sale	91,353	72,172
Other assets	2,611	2,471

Total financial services	117,628	85,106

Total assets	$1,624,843	$1,602,180

(1)  Derived from the audited balance sheet as of October 31, 2011.

See notes to condensed consolidated financial statements (unaudited).

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
	July 31, 2012	October 31, 2011
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse land mortgages	$44,586	$26,121
Accounts payable and other liabilities	299,011	303,633
Customers’ deposits	25,143	16,670
Nonrecourse mortgages secured by operating properties	19,024	19,748
Liabilities from inventory not owned	69,797	2,434

Total homebuilding	457,561	368,606

Financial services:
Accounts payable and other liabilities	21,696	14,517
Mortgage warehouse line of credit	78,208	49,729

Total financial services	99,904	64,246

Notes payable:
Senior secured notes	967,871	786,585
Senior notes	458,607	802,862
TEU senior subordinated amortizing notes	7,004	13,323
Accrued interest	31,405	21,331

Total notes payable	1,464,887	1,624,101

Income taxes payable	6,692	41,829

Total liabilities	2,029,044	2,098,782

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at July 31, 2012 and at October 31, 2011	135,299	135,299
Common stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 129,385,707 shares at July 31, 2012 and 92,141,492 shares at October 31, 2011 (including 11,760,763 and 11,694,720 shares at July 31, 2012 and October 31, 2011, respectively, held in Treasury)	1,294	921
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) authorized 30,000,000 shares; issued 15,351,601 shares at July 31, 2012 and 15,252,212 shares at October 31, 2011 (including 691,748 shares at July 31, 2012 and October 31, 2011 held in Treasury)	154	153
Paid in capital - common stock	665,443	591,696
Accumulated deficit	(1,091,293)	(1,109,506)
Treasury stock - at cost	(115,360)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(404,463)	(496,694)

Noncontrolling interest in consolidated joint ventures	262	92

Total equity deficit	(404,201)	(496,602)

Total liabilities and equity	$1,624,843	$1,602,180
(1) Derived from the audited balance sheet as of October 31, 2011.
See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Homebuilding:
Sale of homes	$371,481	$276,479	$936,305	$759,338
Land sales and other revenues	4,743	1,289	36,014	13,695
Total homebuilding	376,224	277,768	972,319	773,033
Financial services	10,787	7,850	25,990	20,249
Total revenues	387,011	285,618	998,309	793,282

Expenses:
Homebuilding:
Cost of sales, excluding interest	305,178	234,256	794,168	646,149
Cost of sales interest	14,298	14,222	40,091	43,804
Inventory impairment loss and land option write-offs	689	11,426	7,230	41,876
Total cost of sales	320,165	259,904	841,489	731,829
Selling, general and administrative	36,230	34,900	104,609	114,944
Total homebuilding expenses	356,395	294,804	946,098	846,773
Financial services	6,111	5,547	16,651	16,194
Corporate general and administrative	11,913	11,648	36,961	38,609
Other interest	24,590	25,207	72,641	74,079
Other operations (income) expense	(3,099)	341	3,289	1,933
Total expenses	395,910	337,547	1,075,640	977,588
Gain (loss) on extinguishment of debt	6,230	(1,391)	57,966	(3,035)
Income (loss) from unconsolidated joint ventures	852	(2,255)	2,324	(6,479)
(Loss) before income taxes	(1,817)	(55,575)	(17,041)	(193,820)
State and federal income tax (benefit) provision:
State	(36,563)	(4,642)	(35,461)	(4,349)
Federal	70	(3)	207	(1,732)
Total income taxes	(36,493)	(4,645)	(35,254)	(6,081)
Net income (loss)	$34,676	$(50,930)	$18,213	$(187,739)

Per share data:
Basic:
Income (loss) per common share	$0.25	$(0.47)	$0.15	$(1.92)
Weighted-average number of common shares outstanding	138,472	108,721	121,357	97,648
Assuming dilution:
Income (loss) per common share	$0.25	$(0.47)	$0.15	$(1.92)
Weighted-average number of common shares outstanding	138,552	108,721	121,380	97,648

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total

Balance, November 1, 2011	80,446,772	$921	14,560,464	$153	5,600	$135,299	$591,696	$(1,109,506)	$(115,257)	$92	$(496,602)

Stock options, amortization and issuances							3,332				3,332

Restricted stock amortization, issuances and forfeitures	171,248	2	117,399	1			284				287

Stock issuance	25,000,000	250					47,000				47,250

Issuance of shares for debt	8,443,713	85					23,167				23,252

Settlement of prepaid common stock purchase contracts	3,611,244	36					(36)				-

Conversion of Class B to Class A Common Stock	18,010		(18,010)								-

Changes in noncontrolling interest in consolidated joint ventures										170	170

Treasury stock purchases	(66,043)								(103)		(103)

Net income								18,213			18,213

Balance, July 31, 2012	117,624,944	$1,294	14,659,853	$154	5,600	$135,299	$665,443	$(1,091,293)	$(115,360)	$262	$(404,201)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$18,213	$(187,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,711	7,167
Compensation from stock options and awards	3,734	5,110
Amortization of bond discounts and deferred financing costs	5,253	4,456
Gain on sale and retirement of property and assets	(81)	(44)
(Income) loss from unconsolidated joint ventures	(2,324)	6,479
Distributions of earnings from unconsolidated joint ventures	537	366
(Gain) loss on extinguishment of debt	(57,966)	3,035
Expenses related to the debt for debt exchange	4,694	-
Inventory impairment and land option write-offs	7,230	41,876
(Increase) decrease in assets:
Mortgage loans held for sale	(19,181)	33,128
Restricted cash, receivables, prepaids, deposits and other assets	14,129	42,344
Inventories	(8,831)	(85,657)
Increase (decrease) in liabilities:
State and federal income tax liabilities	(35,137)	17,872
Customers’ deposits	7,200	5,970
Accounts payable, accrued interest and other accrued liabilities	(4,256)	(73,604)
Net cash used in operating activities	(62,075)	(179,241)
Cash flows from investing activities:
Proceeds from sale of property and assets	3,033	950
Purchase of property, equipment, and other fixed assets	(4,874)	(743)
Investments in and advances to unconsolidated joint ventures	(2,889)	(3,288)
Distributions of capital from unconsolidated joint ventures	2,820	2,999
Net cash used in investing activities	(1,910)	(82)
Cash flows from financing activities:
Proceeds from mortgages and notes	8,347	61
Payments from mortgages and notes	(11,179)	-
Proceeds from land bank financing program	38,146	-
Proceeds from Senior Debt	-	151,220
Net proceeds from Senior Secured Notes	-	12,660
Net proceeds from Tangible Equity Units issuance	-	83,707
Net proceeds from Common Stock issuance	47,250	54,899
Net payments related to mortgage warehouse lines of credit	28,479	(31,984)
Principal payments and debt repurchases	(75,435)	(170,639)
Proceeds from model sale leaseback financing programs	31,651	-
Deferred financing costs from land bank financing program and note issuance	(1,067)	(5,396)
Payments related to the debt for debt exchange	(18,874)	-
Purchase of treasury stock	(103)	-
Net cash provided by financing activities	47,215	94,528
Net decrease in cash and cash equivalents	(16,770)	(84,795)
Cash and cash equivalents balance, beginning of period	250,740	367,180
Cash and cash equivalents balance, end of period	$233,970	$282,385

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)
(Continued)

	Nine Months Ended July 31,
	2012	2011
Supplemental disclosures of cash flow:
Cash received during the period for:
Income taxes	$117	$24,024

Supplemental disclosure of noncash financing activities:

During the three months ended July 31, 2012, we purchased our partners’ interest in one of our unconsolidated homebuilding joint ventures.  The consolidation of this entity resulted in increases in inventory, non-recourse land mortgages and accounts payables and other liabilities of $43.7 million, $20.6 million and $13.2 million, respectively.

In fiscal 2012, we completed several debt for equity exchanges.  See Notes 11, 12 and 15 for further information.

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

2.  For the three and nine months ended July 31, 2012, the Company’s total stock-based compensation expense was $0.8 million and $3.7 million, respectively, and $1.5 million and $5.1 million for the three and nine months ended July 31, 2011, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $0.7 million and $3.3 million for the three and nine months ended July 31, 2012, respectively, and $1.1 million and $3.7 million for the three and nine months ended July 31, 2011, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011

Interest capitalized at beginning of period	$118,435	$135,556	$121,441	$136,288
Plus interest incurred(1)	39,477	40,051	110,315	117,773
Less cost of sales interest expensed	14,298	14,222	40,091	43,804
Less other interest expensed(2)(3)	24,590	25,207	72,641	74,079
Interest capitalized at end of period(4)	$119,024	$136,178	$119,024	$136,178

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011
Other interest expensed	$24,590	$25,207	$72,641	$74,079
Interest paid by our mortgage and finance subsidiaries	606	516	1,550	1,523
Increase in accrued interest	(13,356)	(12,577)	(10,073)	(10,928)
Cash paid for interest, net of capitalized interest	$11,840	$13,146	$64,118	$64,674

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown on a gross basis before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at July 31, 2012 and October 31, 2011 amounted to $76.6 million and $75.4 million, respectively, for our homebuilding property, plant and equipment.

5. We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the nine months ended July 31, 2012, our discount rates used for the impairments recorded ranged from 16.8% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory, of $0.2 million and $5.1 million for the three months ended July 31, 2012 and 2011, respectively, and $5.4 million and $28.2 million for the nine months ended July 31, 2012 and 2011, respectively.

The following tables represent inventory impairments by homebuilding segment for the three and nine months ended July 31, 2012 and 2011:

(Dollars in millions)	Three Months Ended July 31, 2012			Three Months Ended July 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	1	$0.1	$0.3	-	$-	$-
Mid-Atlantic	-	-	-	-	-	-
Midwest	-	-	-	1	0.4	0.9
Southeast	2	0.1	0.3	10	1.5	4.9
Southwest	-	-	-	-	-	-
West	-	-	-	2	3.2	10.9
Total	3	$0.2	$0.6	13	$5.1	$16.7

(Dollars in millions)	Nine Months Ended July 31, 2012			Nine Months Ended July 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	6	$2.5	$16.4	5	$17.7	$88.6
Mid-Atlantic	3	0.4	0.8	3	2.1	10.9
Midwest	1	0.1	1.1	1	0.4	0.9
Southeast	10	2.4	5.8	10	1.5	4.9
Southwest	-	-	-	-	-	-
West	-	-	-	4	6.5	21.5
Total	20	$5.4	$24.1	23	$28.2	$126.8

(1)   Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statement of Operations line item entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs related to these items were $0.5 million and $6.3 million for the three months ended July 31, 2012 and 2011, respectively, and $1.8 million and $13.7 million for the nine months ended July 31, 2012 and 2011, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total cost written off.

  The following tables represent write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended July 31,
	2012		2011
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	210	$0.1	486	$0.8
Mid-Atlantic	-	-	485	4.8
Midwest	89	0.1	-	-
Southeast	-	-	184	0.5
Southwest	116	0.3	225	0.1
West	-	-	-	0.1
Total	415	$0.5	1,380	$6.3

	Nine Months Ended July 31,
	2012		2011
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	210	$0.4	1,531	$4.0
Mid-Atlantic	182	0.2	2,259	5.3
Midwest	194	0.2	230	0.4
Southeast	734	0.7	1,357	0.8
Southwest	281	0.3	295	0.1
West	-	-	143	3.1
Total	1,601	$1.8	5,815	$13.7

We decide to mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first nine months of fiscal 2012, we mothballed one community previously held for sale, re-activated two previously mothballed communities and sold four previously mothballed communities.  As of July 31, 2012, the net book value associated with our 54 total mothballed communities was $128.0 million, net of impairment charges of $464.6 million.

During the second and third quarters of fiscal 2012, we entered into certain model sale leaseback financing arrangements, whereby we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement, for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, the inventory of $32.5 million was reclassified to consolidated inventory not owned, with a $31.7 million liability from inventory not owned for the amount of cash received.

During the third quarter of fiscal 2012, we entered into a land banking arrangement with GSO Capital Partners LP (“GSO”).  We sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, the inventory of $49.7 million was reclassified to consolidated inventory not owned, with a $38.1 million liability from inventory not owned recorded for the amount of cash received.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defects and warranty claims.  For bodily injury claims, our deductible per occurrence in 2012 and 2011 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2012 and 2011 is $21 million for construction defects, warranty and bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011

Balance, beginning of period	$123,580	$118,767	$123,865	$125,268
Additions	6,882	9,663	23,964	22,508
Charges incurred	(8,346)	(9,359)	(25,713)	(28,705)
Balance, end of period	$122,116	$119,071	$122,116	$119,071

Warranty accruals are based upon historical experience.  We engage a third-party actuary that uses our historical warranty and construction defect data and worker’s compensation data to assist us in estimating our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $13.8 million and $1.7  million for the three months ended July 31, 2012 and 2011, respectively, and $16.4 million and $8.1 million for the nine months ended July 31, 2012 and 2011, respectively, for prior year deliveries. In the third quarter of fiscal 2012, we settled two construction defect claims, one claim relating to the Northeast segment and one claim relating to the West segment, which made up the majority of the payments for the period.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  We filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and we filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At July 31, 2012 we had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

 9.   Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”. Loans held for sale of $2.4 million and $1.0 million at July 31, 2012 and October 31, 2011, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

At July 31, 2012 and October 31, 2011, respectively, $78.1 million and $52.7 million of such mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have not made significant payments associated with mortgages we originated. The reserves for these estimated losses are included in the "Mortgage loans held for sale" balance on the Condensed Consolidated Balance Sheet.

The activity in our loan origination reserves during the three and nine months ended July 31, 2012 and 2011 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011

Loan origination reserves, beginning of period	$6,570	$5,564	$5,063	$5,486
Provisions for losses during the period	950	237	3,339	1,958
Adjustments to pre-existing provisions for losses from changes in estimates	220	(349)	272	(1,201)
Payments/settlements	(359)	(220)	(1,293)	(1,011)
Loan origination reserves, end of period	$7,381	$5,232	$7,381	$5,232

10.   We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $32.3 million and $54.1 million of letters of credit outstanding as of July 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $32.8 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75 million through November 1, 2012 and thereafter up to $50 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of July 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $56.2 million.

On May 29, 2012, K. Hovnanian Mortgage entered into another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 3.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of July 31, 2012, the aggregate principal amount of all borrowings under the Customers Master Repurchase Agreement was $22.0 million.

On June 29, 2012, K. Hovnanian Mortgage entered into a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $25.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.74% at July 31, 2012, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of July 31, 2012, there were no outstanding borrowings under the Credit Suisse Master Repurchase Agreement.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of July 31, 2012, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11. As of July 31, 2012, we had $992.0 million of outstanding senior secured notes ($967.9 million, net of discount), comprised of $797.0 million 10.625% Senior Secured Notes due 2016 (the “10.625% 2016 Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of July 31, 2012, we also had $460.6 million of outstanding senior notes ($458.6 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of July 31, 2012, we had outstanding $7.0 million 7.25% Tangible Equity Units as discussed below in Note 12. Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured and senior notes and Amortizing Notes (see Note 12) outstanding at July 31, 2012 (see Note 22).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The 10.625% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At July 31, 2012, the aggregate book value of the real property collateral securing these notes was approximately $640.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $164.8 million as of July 31, 2012, which includes $32.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2012, the collateral securing the guarantees primarily included (1) $86.4 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $36.5 million as of July 31, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $46.4 million as of July 31, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and Amortizing Notes, and thus have not guaranteed such indebtedness.

During the three months ended July 31, 2012, we repurchased for cash in the open market $2.0 million principal amount of our 11.875% Senior Notes due 2015.  During the nine months ended July 31, 2012, we repurchased for cash in the open market and privately negotiated transactions $21.0 million principal amount of our 6.25% Senior Notes due 2016, $61.1 million principal amount of our 7.5% Senior Notes due 2016, $37.4 million principal amount of our 8.625% Senior Notes due 2017 and $2.0 million principal amount of our 11.875% Senior Notes due 2015.  The aggregate purchase price for these repurchases was $1.5 million and $72.2 million, respectively, for the three and nine months ended July 31, 2012, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $0.4 million and $48.4 million, respectively, for the three and nine months ended July 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt.” Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 15).

In addition, during the three months ended July 31, 2012, we exchanged pursuant to agreements with bondholders, $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $9.2 million of our 8.625% Senior Notes due 2017, for shares of our Class A Common Stock, as discussed in Note 15.  During the nine months ended July 31, 2012, we exchanged pursuant to agreements with bondholders $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $18.3 million of our outstanding 8.625% Senior Notes due 2017 for shares of our Class A Common Stock, as discussed in Note 15.  These transactions resulted in a gain on extinguishment of debt of $5.8 million and $9.3 million, respectively, for the three and nine months ended July 31, 2012.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

 12.  On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  As of July 31, 2012, we had an aggregate principal amount of $7.0 million Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of July 31, 2012, 1.5 million Purchase Contracts have been converted into 7.0 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 15.  These transactions resulted in a gain on extinguishment of debt of $0.2 million for the nine months ended July 31, 2012.

13. Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares for the three months and nine months ended July 31, 2012 includes 9.4 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of all issued and outstanding options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding non-vested shares of restricted stock that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“non-vested shares”) are considered participating securities.

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands, except per share data)	2012	2011	2012	2011

Numerator:
Net earnings (loss) attributable to Hovnanian	$34,676	$(50,930)	$18,213	$(187,739)
Less: undistributed earnings allocated to nonvested shares	(76)		(52)
Numerator for basic earnings per share	34,600	(50,930)	18,161	(187,739)
Plus: undistributed earnings allocated to nonvested shares	76		52
Less: undistributed earnings reallocated to nonvested shares	(76)		(52)
Numerator for diluted earnings per share	$34,600	$(50,930)	$18,161	$(187,739)
Denominator:
Denominator for basic earnings per share	138,472	108,721	121,357	97,648
Effect of dilutive securities:
Share based payments	80		23
Denominator for diluted earnings per share – weighted average shares outstanding	138,552	108,721	121,380	97,648
Basic earnings per share	$0.25	$(0.47)	$0.15	$(1.92)
Diluted earnings per share	$0.25	$(0.47)	$0.15	$(1.92)

Incremental shares attributed to non-vested stock and outstanding options to purchase common stock of  0.1 million and 0.4 million for the three and nine months ended July 31, 2011, respectively, were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 4.9 million for both the three and nine months ended July 31, 2012, and 5.7 million for both the three and nine months ended July 31, 2011, because to do so would have been anti-dilutive for the periods presented.

14.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and nine months ended July 31, 2012 and 2011, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

15.  Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share.  The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock.  If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock on a one-for-one basis.

On April 11, 2012, we issued 25,000,000 shares of our Class A Common Stock at a price of $2.00 per share, resulting in net proceeds of $47.3 million.  The net proceeds of the issuance, along with cash on hand, were used to purchase $75.4 million principal amount of our senior notes, as discussed in Note 11.

Pursuant to agreements with bondholders, during the three months ended July 31, 2012, we issued an aggregate of 5,379,383 shares of our Class A Common Stock in exchange for an aggregate of $21.0 million of our outstanding indebtedness, consisting of $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $9.2 million of our 8.625% Senior Notes due 2017. Pursuant to agreements with bondholders, during the nine months ended July 31, 2012, we issued an aggregate of 8,443,713 shares of our Class A Common Stock in exchange for an aggregate of $33.2 million of our outstanding indebtedness, consisting of $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016, $18.3 million of our outstanding 8.625% Senior Notes due 2017 and approximately $3.1 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”). The exchanges were effected with existing bondholders, without any underwriters, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. The exchanges resulted in a gain on extinguishment of debt of $5.8 million and $9.5 million, respectively, for the three and nine months ended July 31, 2012.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three months ended July 31, 2012.  During the nine months ended July 31, 2012, we purchased approximately 0.1 million shares.  As of July 31, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program.

16.  The total income tax benefit was $35.3 million for the nine months ended July 31, 2012 primarily due to the reversal of reserves for uncertain state tax positions that we have determined have been effectively settled.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2010, 2011 and 2012, resulting in additional inventory and intangible asset impairments, we are in a three-year cumulative loss position as of July 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $909.1 million and $899.4 million at July 31, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the nine months ended July 31, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011

Revenues:
Northeast	$65,742	$44,051	$159,049	$126,035
Mid-Atlantic	77,131	57,338	196,302	150,600
Midwest	28,271	17,721	70,100	49,295
Southeast	24,660	18,038	81,215	50,476
Southwest	139,790	108,188	346,331	298,829
West	40,559	32,423	119,322	97,896
Total homebuilding	376,153	277,759	972,319	773,131
Financial services	10,787	7,850	25,990	20,249
Corporate and unallocated	71	9	-	(98)
Total revenues	$387,011	$285,618	$998,309	$793,282

Income (loss) before income taxes:
Northeast	$1,435	$(8,400)	$(4,338)	$(43,124)
Mid-Atlantic	4,946	(4,816)	12,615	(13,805)
Midwest	294	(2,893)	(953)	(7,226)
Southeast	(2,417)	(4,017)	(9,150)	(10,697)
Southwest	11,815	7,577	24,600	19,449
West	(1,342)	(6,151)	(5,262)	(23,159)
Homebuilding income (loss) before income taxes	14,731	(18,700)	17,512	(78,562)
Financial services	4,676	2,303	9,339	4,055
Corporate and unallocated	(21,224)	(39,178)	(43,892)	(119,313)
Loss before income taxes	$(1,817)	$(55,575)	$(17,041)	$(193,820)

(In thousands)	July 31, 2012	October 31, 2011

Assets:
Northeast	$411,486	$385,217
Mid-Atlantic	212,153	219,287
Midwest	70,785	59,105
Southeast	83,349	83,044
Southwest	215,908	188,321
West	161,990	168,590
Total homebuilding	1,155,671	1,103,564
Financial services	117,628	85,106
Corporate and unallocated	351,544	413,510
Total assets	$1,624,843	$1,602,180

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2012 and October 31, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2012, we had total cash and letters of credit deposits amounting to approximately $40.6 million to purchase land and lots with a total purchase price of $671.9 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the three months ended January 31, 2011, we entered into a joint venture agreement to acquire a portfolio of homebuilding projects, including land we previously owned in the consolidated group. We sold the land we owned to the joint venture for net proceeds of $36.1 million, which was equal to our basis in the land at that time, and recorded an investment in unconsolidated joint ventures of $19.7 million for our interest in the venture.  During the three months ended April 30, 2011, we expanded this joint venture, selling additional land we owned to the joint venture for net proceeds of $27.2 million, which was equal to our book value in the land at that time, and recorded an additional investment of $11.4 million of our interest in the venture. Separately, during the three months ended January 31, 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million.

During the three months ended July 31, 2012, we purchased our partners’ interest in one of our unconsolidated homebuilding joint ventures.  The consolidation of this entity resulted in increases in inventory, non-recourse land mortgages and accounts payables and other liabilities of $43.7 million, $20.6 million and $13.2 million, respectively.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	July 31, 2012
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,853	$114	$21,967
Inventories	210,650	15,131	225,781
Other assets	13,840	10	13,850
Total assets	$246,343	$15,255	$261,598

Liabilities and equity:
Accounts payable and accrued liabilities	$25,239	$10,820	$36,059
Notes payable	108,425	21	108,446
Total liabilities	133,664	10,841	144,505
Equity of:
Hovnanian Enterprises, Inc.	45,550	1,006	46,556
Others	67,129	3,408	70,537
Total equity	112,679	4,414	117,093
Total liabilities and equity	$246,343	$15,255	$261,598
Debt to capitalization ratio	49%	0%	48%

(Dollars in thousands)	October 31, 2011
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,380	$287	$21,667
Inventories	310,743	14,786	325,529
Other assets	25,388	-	25,388
Total assets	$357,511	$15,073	$372,584

Liabilities and equity:
Accounts payable and accrued liabilities	$21,035	$11,710	$32,745
Notes payable	199,821	21	199,842
Total liabilities	220,856	11,731	232,587
Equity of:
Hovnanian Enterprises, Inc.	52,013	1,312	53,325
Others	84,642	2,030	86,672
Total equity	136,655	3,342	139,997
Total liabilities and equity	$357,511	$15,073	$372,584
Debt to capitalization ratio	59%	1%	59%

As of July 31, 2012 and October 31, 2011, we had advances outstanding of approximately $13.1 million and $11.7 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above.  On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $59.7 million and $57.8 million at July 31, 2012 and October 31, 2011, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable.  During fiscal 2011 and the first nine months of fiscal 2012, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended July 31, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$89,749	$3,755	$93,504
Cost of sales and expenses	(84,615)	(3,246)	(87,861)
Joint venture net income	$5,134	$509	$5,643
Our share of net income	$823	$255	$1,078

	For the Three Months Ended July 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$57,781	$3,249	$61,030
Cost of sales and expenses	(58,629)	(3,076)	(61,705)
Joint venture net (loss) income	$(848)	$173	$(675)
Our share of net (loss) income	$(2,246)	$139	$(2,107)

	For the Nine Months Ended July 31, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$220,880	$9,838	$230,718
Cost of sales and expenses	(210,904)	(7,830)	(218,734)
Joint venture net income	$9,976	$2,008	$11,984
Our share of net income	$1,803	$1,003	$2,806

	For the Nine Months Ended July 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$110,302	$9,888	$120,190
Cost of sales and expenses	(119,057)	(9,215)	(128,272)
Joint venture net (loss) income	$(8,755)	$673	$(8,082)
Our share of net (loss) income	$(6,175)	$419	$(5,756)

“Income (loss) from unconsolidated joint ventures” in the accompanying Condensed Consolidated Statements of Operations reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.

In determining whether or not we must consolidate joint ventures that we manage, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operations and capital decisions of the partnership, including budgets in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture, a portion of our partner's contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 48%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2012	Fair Value at October 31, 2011

Mortgage loans held for sale (1)	Level 2	$91,898	$73,126
Interest rate lock commitments	Level 2	326	142
Forward contracts	Level 2	(871)	(1,096)
		$91,353	$72,172

(1)  The aggregate unpaid principal balance was $87.4 million and $70.4 million at July 31, 2012 and October 31, 2011, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of July 31, 2012.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income (loss).  The changes in fair values that are included in income (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$863	$193	$(257)

	Three Months Ended July 31, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$11	$(72)	$186

	Nine Months Ended July 31, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$417	$184	$225

	Nine Months Ended July 31, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(369)	$235	$(573)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets
		Three Months Ended July 31, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$635	$(165)	$470

		Three Months Ended July 31, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$14,827	$(4,445)	$10,382
Land and land options held for future development or sale	Level 3	$1,864	$(689)	$1,175

		Nine Months Ended July 31, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$6,978	$(2,714)	$4,264
Land and land options held for future development or sale	Level 3	$17,131	$(2,693)	$14,438

		Nine Months Ended July, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$81,532	$(18,472)	$63,060
Land and land options held for future development or sale	Level 3	$45,294	$(9,734)	$35,560

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $0.2 million and $5.1 million for the three months ended July 31, 2012 and 2011, respectively, and $5.4 million and $28.2 million for the nine months ended July 31, 2012 and 2011, respectively.  See Note 5 for additional information.

The Financial Services segment had a pipeline of loan applications in process of $389.8 million at July 31, 2012.  Loans in process for which interest rates were committed to the borrowers totaled approximately $50.6 million as of July 31, 2012. Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At July 31, 2012, the segment had open commitments amounting to $20.5 million to sell MBS with varying settlement dates through October 18, 2012.

Our Level 1 financial instruments consist of cash and cash equivalents and restricted cash, the fair value of which is based on Level 1 inputs. Our Level 2 financial instruments consist of mortgage loans held for sale and the senior secured, senior and senior subordinated amortizing notes payable.  The fair value of mortgage loans held for sale is determined as discussed above. The fair value of each of the senior secured, senior and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. The fair value of the senior secured, senior and senior subordinated amortizing notes was estimated at $966.7 million, $396.4 million and $3.9 million, respectively, as of July 31, 2012, and $653.5 million, $359.0 million and $4.4 million, respectively, as of October 31, 2011.

22.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2012, had issued and outstanding approximately $992.0 million of senior secured notes ($967.9 million, net of discount), $460.6 million senior notes ($458.6 million, net of discount), and $7.0 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$10,793	$183,869	$1,076,088	$236,465	$-	$1,507,215
Financial services			9,496	108,132		117,628
Investments in and amounts due to and from consolidated subsidiaries	(371,004)	2,027,698	(2,420,053)	9,570	753,789	-
Total assets	$(360,211)	$2,211,567	$(1,334,469)	$354,167	$753,789	$1,624,843

LIABILITIES AND EQUITY:
Homebuilding	$4,329	$(361)	$416,675	$36,918	$-	$457,561
Financial services			9,341	90,563		99,904
Notes payable		1,464,809	78			1,464,887
Income taxes payable	39,923		(33,231)			6,692
Stockholders’ (deficit) equity	(404,463)	747,119	(1,727,332)	226,424	753,789	(404,463)
Non-controlling interest in consolidated joint ventures				262		262
Total liabilities and equity	$(360,211)	$2,211,567	$(1,334,469)	$354,167	$753,789	$1,624,843

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$12,756	$200,281	$1,096,594	$207,443	$-	$1,517,074
Financial services			4,537	80,569		85,106
Investments in and amounts due to and from consolidated subsidiaries	(467,562)	2,140,349	(2,435,348)	(9,364)	771,925	-
Total assets	$(454,806)	$2,340,630	$(1,334,217)	$278,648	$771,925	$1,602,180

LIABILITIES AND EQUITY:
Homebuilding	$2,172	$(33)	$355,191	$11,276	$-	$368,606
Financial services			4,231	60,015		64,246
Notes payable		1,623,957	144			1,624,101
Income tax payable	39,716		2,113			41,829
Stockholders’ (deficit) equity	(496,694)	716,706	(1,695,896)	207,265	771,925	(496,694)
Non-controlling interest in consolidated joint ventures				92		92
Total liabilities and equity	$(454,806)	$2,340,630	$(1,334,217)	$278,648	$771,925	$1,602,180

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(92)	$356,862	$20,701	$(1,251)	$376,224
Financial services			2,237	8,550		10,787
Intercompany charges		53,026	(15,107)	(234)	(37,685)	-
Total revenues	$4	$52,934	$343,992	$29,017	$(38,936)	$387,011

Expenses:
Homebuilding	1,640	88,266	352,332	14,572	(67,011)	389,799
Financial services	23		1,407	4,679	2	6,111
Total expenses	1,663	88,266	353,739	19,251	(67,009)	395,910
Gain on extinguishment of debt		6,230				6,230
Income from unconsolidated joint ventures			30	822		852
(Loss) income before income taxes	(1,659)	(29,102)	(9,717)	10,588	28,073	(1,817)
State and federal income tax (benefit)	(4,261)		(32,232)			(36,493)
Equity in income (loss) of consolidated subsidiaries	32,074				(32,074)	-
Net income (loss)	$34,676	$(29,102)	$22,515	$10,588	$(4,001)	$34,676

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$17	$(25)	$277,591	$1,425	$(1,240)	$277,768
Financial services			1,409	6,441		7,850
Intercompany charges		28,679	(31,769)	(71)	3,161	-
Total revenues	17	28,654	247,231	7,795	1,921	285,618

Expenses:
Homebuilding	1,159	40,672	291,688	(525)	(994)	332,000
Financial services	76		1,241	4,230		5,547
Total expenses	1,235	40,672	292,929	3,705	(994)	337,547
Loss on extinguishment of debt		(1,391)				(1,391)
Loss from unconsolidated joint ventures			(100)	(2,155)		(2,255)
(Loss) income before income taxes	(1,218)	(13,409)	(45,798)	1,935	2,915	(55,575)
State and federal income tax (benefit)	(4,631)		(14)			(4,645)
Equity in (loss) income of consolidated subsidiaries	(54,343)				54,343	-
Net (loss) income	$(50,930)	$(13,409)	$(45,784)	$1,935	$57,258	$(50,930)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$8	$(197)	$934,330	$41,907	$(3,729)	$972,319
Financial services			5,232	20,758		25,990
Intercompany charges		76,975	(46,238)	(3,682)	(27,055)	-
Total revenues	$8	$76,778	$893,324	$58,983	$(30,784)	$998,309

Expenses:
Homebuilding	5,815	112,342	954,080	29,144	(42,392)	1,058,989
Financial services	103		3,967	12,592	(11)	16,651
Total expenses	5,918	112,342	958,047	41,736	(42,403)	1,075,640
Gain on extinguishment of debt		57,966				57,966
Income from unconsolidated joint ventures			521	1,803		2,324
(L(Loss) income before income taxes	(5,910)	22,402	(64,202)	19,050	11,619	(17,041)
State and federal income tax provision	12,929		22,325			35,254
Equity in income (loss) of consolidated subsidiaries	11,194				(11,194)	-
Net income (loss)	$18,213	$22,402	$(41,877)	$19,050	$425	$18,213

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$24	$(223)	$773,299	$3,652	$(3,719)	$773,033
Financial services			3,951	16,298		20,249
Intercompany charges		85,294	(68,066)	(428)	13,200	-
Total revenues	$24	$85,071	$679,184	$19,522	$9,481	$793,282

Expenses:
Homebuilding	4,261	119,657	838,298	330	(1,152)	961,394
Financial services	246		3,717	12,234	(3)	16,194
Total expenses	4,507	119,657	842,015	12,564	(1,155)	977,588
Loss on extinguishment of debt		(3,035)				(3,035)
Loss from unconsolidated joint ventures			(801)	(5,678)		(6,479)
(Loss) income before income taxes	(4,483)	(37,621)	(163,632)	1,280	10,636	(193,820)
State and federal income tax (benefit) provision	(15,599)		9,518			(6,081)
Equity in (loss) income of consolidated subsidiaries	(198,855)				198,855	-
Net (loss) income	$(187,739)	$(34,621)	$(173,150)	$1,280	$209,491	$(187,739)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,213	$22,402	$(41,877)	$19,050	$425	$18,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	31,198	(28,260)	(4,336)	(78,465)	(425)	(80,288)
Net cash provided by (used in) operating activities	49,411	(5,858)	(46,213)	(59,415)	-	(62,075)
Net cash provided by (used in) investing activities		26	(2,178)	242		(1,910)
Net cash provided by (used in) financing activities	47,147	(94,309)	50,954	43,423		47,215
Intercompany investing and financing activities – net	(96,558)	112,651	2,841	(18,934)		-
Net increase (decrease) in cash	-	12,510	5,404	(34,684)	-	(16,770)
Cash and cash equivalents balance, beginning of period	-	112,122	(4,989)	143,607	-	250,740
Cash and cash equivalents balance, end of period	$-	$124,632	$415	$108,923	$-	$233,970

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(187,739)	$(37,621)	$(173,150)	$1,280	$209,491	$(187,739)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	85,787	(15,216)	148,195	(777)	(209,491)	8,498
Net cash (used in) provided by operating activities	(101,952)	(52,837)	(24,955)	503	-	(179,241)
Net cash provided by (used in) investing activities			577	(659)		(82)
Net cash provided by (used in) financing activities	54,899	71,552	61	(31,984)		94,528
Intercompany investing and financing activities – net	47,043	(82,916)	31,484	4,389		-
Net (decrease) increase in cash	(10)	(64,201)	7,167	(27,751)	-	(84,795)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents balance, end of period	$-	$148,169	$(5,645)	$139,861	$-	$282,385

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

OVERVIEW

Since late 2006, the U.S. housing market has been impacted by declining consumer confidence, high home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other nonprime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due, among other factors, to high unemployment levels, deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during fiscal 2007, 2008, 2009 and 2010 compared with prior years. During fiscal 2011 and through the first quarter of fiscal 2012, the homebuilding market has exhibited a large degree of choppiness. Beginning in the second quarter of fiscal 2012, we began to see positive operating trends, which continued into the third quarter of fiscal 2012, including year over year improvements when comparing the nine months ended July 31, 2012 to the nine months ended July 31, 2011, such as: contract growth of 28.0%, an increase in gross margin percentage from 15.6% to 17.5% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 19.4% to 14.2%. In addition, contract cancellation rates were 20% in the third quarter of fiscal 2012, a rate which we believe to be a more normalized level.  Active selling communities decreased to 175 compared to 184 in the same period a year ago, while net contracts per average active selling community increased to 20.8 for the nine months ended July 31, 2012 compared to 16.1 in the same period in the prior year.  While we are encouraged by the positive operating trends for the second and third quarters of fiscal 2012, several challenges such as persistently high unemployment levels, economic weakness and uncertainty, and the potential for more foreclosures continue to threaten a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.4 billion in inventory impairment and option walkaway charges from the first quarter of fiscal 2006 through the third quarter of 2012.  We have exposure to additional impairments of our inventories, which, as of July 31, 2012, had a book value of $1.0 billion, net of $702.7 million of impairments recorded on 111 of our communities. This includes $39.4 million of cash invested in 10,597 lots under option as of July 31, 2012. In addition, we had $1.2 million in letters of credit deposits on optioned lots as of July 31, 2012. We write off amounts associated with an option if we determine it is probable we will not exercise it. As of July 31, 2012, we had total investments in, and advances to, unconsolidated joint ventures of $59.7 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our equity investment in joint ventures for other than temporary declines in value, which has resulted in total reductions in our equity investment in joint ventures of $119.1 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through July 31, 2012. There have been no write downs of our equity investment in unconsolidated joint ventures since fiscal 2009, however, a community in one of our joint ventures in the Northeast recorded an asset impairment in the fourth quarter of fiscal 2011. We recorded our proportional share of this impairment charge as part of our share of the net loss of the venture.  We still have exposure to future write-downs of our equity investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

            As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production over the past several years. Since January 2009, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the nine months ended July 31, 2012, we opened 48 new communities, purchased approximately 1,900 lots within 138 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 4,400 lots in 170 newly identified communities. Also during the three months ended July 31, 2012, we sold 620 of our owned lots to GSO Capital Partners LP (“GSO”), for proceeds of $37.1 million, net of transaction costs of $ 1.1 million, with the option to purchase back finished lots on a quarterly basis. During fiscal 2011, our active selling communities fluctuated, but at the end of fiscal 2011 we had the same number of active selling communities as the end of fiscal 2010. From October 31, 2011 through July 31, 2012, our active community count decreased by 17 communities as a result of increased sales pace. We continue to consider and make new land acquisitions to replenish our community count. We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $12.0 million from $153.6 million for the nine months ended July 31, 2011 to $141.6 million for the nine months ended July 31, 2012 due to the continued tightening of variable spending across all of our operating segments. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the nine months ended July 31, 2012, homebuilding selling, general and administrative costs declined 9.0% to $104.6 million compared to the nine months ended July 31, 2011.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for probable losses.  Included in mortgage loans held for sale at July 31, 2012 is $2.4 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of July 31, 2012, the net book value associated with our 54 mothballed communities was $128.0 million, net of impairment charges of $464.6 million. We regularly review communities to determine if mothballing is appropriate. During the first nine months of fiscal 2012, we mothballed one community previously held for sale, re-activated two communities and sold four communities which were previously mothballed.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

●	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;

●	the current sales absorption pace for both our communities and competitor communities;

●	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;

●	potential for alternative product offerings to respond to local market conditions;

●	changes by management in the sales strategy of the community;

●	current local market economic and demographic conditions and related trends and forecasts; and

●	existing home inventory supplies, including foreclosures and short sales.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2006 to July 31, 2012 ranged from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale.  These land parcels represented $7.1 million of our total inventories at July 31, 2012, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

            Insurance Deductible Reserves - For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2012 and 2011 is $0.1 million up to a $5 million limit. Our aggregate retention in 2012 and 2011 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance in fiscal 2012 and 2011. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interests are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2011 and through the third quarter of fiscal 2012, there were no write-downs of our joint venture investments.

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

            In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740-10, for more likely than not exposures.  We re-evaluate the exposures associated with our tax positions on a quarterly basis.  This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.  Determining whether an uncertain tax position is effectively settled requires judgment.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.  We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate.  Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements - See Note 20 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.  There have been no accounting pronouncements that have been issued but not yet implemented that we believe have or will materially impact our financial statements.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we had such facilities for our homebuilding operations) and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing since late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (notes payable, excluding accrued interest, less homebuilding cash and cash equivalents) during fiscal 2008 and 2009 by approximately $773 million.  Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces.  As such, since that time, despite acquiring new land at higher levels than in the previous few years we have been able to further reduce our net debt by approximately $118 million.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through July 31, 2012, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

Our homebuilding cash balance at July 31, 2012 decreased by $25.0 million from October 31, 2011. The significant uses of cash during the first three quarters of fiscal 2012 were primarily due to spending approximately $235.9 million on land and land development, $75.5 million, including $3.3 million for accrued interest, for the repurchase of certain of our senior notes and $22.1 million for the November 2011 debt exchange, including accrued interest and costs associated with the transaction. These items were partially offset by $47.3 million of proceeds received through the April 2012 common stock issuance, $31.7 million of proceeds from model sale leaseback financing programs, $37.1 million from a new land banking arrangement, net of $1.1 million of transaction costs and a $25.4 million reduction of homebuilding restricted cash. Most of this restricted cash became unrestricted as the letters of credit the cash collateralized were released during the second quarter of fiscal 2012. The remaining change in cash came from normal operations.

Our cash uses during the nine months ended July 31, 2012 and 2011 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, repurchases, state income taxes, interest payments and investments in joint ventures. During these periods, we funded our cash requirements from available cash on hand, equity issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues, and other revenues. We believe that these sources of cash will be sufficient through fiscal 2012 to finance our working capital requirements and other needs. However, if necessary, potential additional sources to generate cash could include entering into additional joint ventures or land banking deals, issuing equity for cash or debt, selling excess land, entering into additional model sale leasebacks, limiting started unsold homes, delaying or reducing land purchases and take-downs or reducing land development spending.

As of July 31, 2012, we had $992.0 million of outstanding senior secured notes ($967.9 million, net of discount), comprised of $797.0 million 10.625% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. As of July 31, 2012, we also had $460.6 million of outstanding senior notes ($458.6 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4  million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of July 31, 2012, we had outstanding $7.0 million 7.25% Tangible Equity Units.

During the three months ended July 31, 2012, we repurchased for cash in the open market $2.0 million principal amount of our 11.875% Senior Notes due 2015.  During the nine months ended July 31, 2012, we repurchased for cash in the open market and privately negotiated transactions $21.0 million principal amount of our 6.25% Senior Notes due 2016, $61.1 million principal amount of our 7.5% Senior Notes due 2016, $37.4 million principal amount of our 8.625% Senior Notes due 2017 and $2.0 million principal amount of our 11.875% Senior Notes due 2015.   The aggregate purchase price for these repurchases was $1.5 million and $72.2 million, respectively, for the three and nine months ended July 31, 2012, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $0.4 million and $48.4 million, respectively, for the three and nine months ended July 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt.” Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Notes 11 and 15 to the Condensed Consolidated Financial Statements).

Pursuant to agreements with bondholders, during the three months ended July 31, 2012, we also issued an aggregate of 5,379,383 shares of our Class A Common Stock in exchange for an aggregate of $21.0 million of our outstanding indebtedness, consisting of $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $9.2 million of our 8.625% Senior Notes due 2017. Pursuant to agreements with bondholders, during the nine months ended July 31, 2012, we issued an aggregate of 8,443,713 shares of our Class A Common Stock in exchange for an aggregate of $33.2 million of our outstanding indebtedness, consisting of $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016, $18.3 million of our outstanding 8.625% Senior Notes due 2017 and approximately $3.1 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”). The exchanges were effected with existing bondholders, without any underwriters, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges resulted in a gain on extinguishment of debt of $5.8 million and $9.5 million, respectively, for the three and nine months ended July 31, 2012.

On April 11, 2012, we issued 25,000,000 shares of our Class A Common Stock at a price of $2.00 per share, resulting in net proceeds of $47.3 million.  The net proceeds of the issuance, together with cash on hand, were used to purchase $75.4 million principal amount of our senior notes (see Notes 11 and 15 to our Condensed Consolidated Financial Statements).

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three months ended July 31, 2012.  During the nine months ended July 31, 2012, we purchased approximately 0.1 million shares.  As of July 31, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and nine months ended  July 31, 2012 and 2011, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

We do not have a revolving credit facility. We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $32.3 million and $54.1 million of letters of credit outstanding as of July 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $32.8 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75 million through November 1, 2012 and thereafter up to $50 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of July 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $56.2 million.

On May 29, 2012, K. Hovnanian Mortgage entered into another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 3.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of July 31, 2012, the aggregate principal amount of all borrowings under the Customers Master Repurchase Agreement was $22.0 million.

On June 29, 2012, K. Hovnanian Mortgage entered into a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $25.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.74% at July 31, 2012, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of July 31, 2012, there were no outstanding borrowings under the Credit Suisse Master Repurchase Agreement.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of July 31, 2012, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

The 10.625% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At July 31, 2012, the aggregate book value of the real property collateral securing these notes was approximately $640.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $164.8 million as of July 31, 2012, which includes $32.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured and senior notes and Amortizing Notes (see Note 12 to the Condensed Consolidated Financial Statements.) outstanding at July 31, 2012 (see Note 22 to the Condensed Consolidated Financial Statements.).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”).

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2012, the collateral securing the guarantees primarily included (1) $86.4 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $36.5 million as of July 31, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value). Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $46.4 million as of July 31, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

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

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

During fiscal 2011 and thereafter, Fitch Ratings (“Fitch”), Moody’s Investor Services (“Moody’s”) and Standard and Poor’s (“S&P”), took certain rating actions as follows:

●	On June 28, 2011, S&P downgraded our corporate credit rating from CCC+ to CCC.

●
On September 8, 2011, Moody’s downgraded our corporate family and probability of default ratings to Caa2 from Caa1. Moody’s also lowered the rating on our 10.625% senior secured notes to B2 from B1 and our senior unsecured notes to Caa3 from Caa2. The rating on our preferred stock was affirmed at Ca, and our speculative grade liquidity assessment remained SGL-3.

●
On October 5, 2011, S&P downgraded our corporate credit ratings and its ratings on our 10.625% senior secured notes to “CC” from “CCC”. S&P also lowered the rating on our senior unsecured notes to C from CC.

●
On October 20, 2011, Moody’s changed our probability of default ratings to Caa2/LD from Caa2 and also lowered the rating on our 10.625% senior secured notes to B3 from B2 and assigned a rating of B3 to our 2.0% and 5.0% senior secured notes (issued in November 2011). Subsequently, on October 25, 2011, the LD designation on our probability of default ratings was removed.

●
On October 29, 2011, S&P lowered our corporate credit rating to Selective Default (“SD”) from CC and lowered our rating on our senior unsecured notes from C to D.  Subsequently, on November 3, 2011, S&P raised the Company’s corporate credit rating to CCC- from SD.  S&P also raised our ratings on our 10.625% senior secured notes to CCC- from CC and our senior unsecured notes to CC from D.

●	On November 2, 2011, Fitch lowered our Issuer Default Rating (“IDR”) to Restricted Default (“RD”) from CCC. Subsequently, on November 14, 2011, Fitch raised our IDR from RD back to CCC.

●	On July 27, 2012, S&P revised its outlook on the Company to positive from negative. At the same time, it affirmed its ratings on the Company, including the “CCC-“ corporate credit rating.

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

Total inventory, excluding consolidated inventory not owned, decreased $43.9 million during the nine months ended July 31, 2012.  Total inventory, excluding consolidated inventory not owned, increased in the Midwest $9.0 million and in the Southwest by $9.7 million.  This increase was offset by decreases in the Northeast of $2.8 million, in the Mid-Atlantic by $29.4 million, in the Southeast by $6.6 million, and in the West of $23.8 million.  The decreases are primarily attributable to inventory that was reclassified to consolidated inventory not owned during the period as discussed below and to delivering homes at a faster pace than replenishing with new land, as noted by the decrease in our community count from October 31, 2011 to July 31, 2012.  There were also land sales in several of our segments throughout fiscal 2012, contributing to the decrease in inventory.  These decreases were partially offset by the acquisition of new land parcels and consolidation of a community that was previously held in one of our unconsolidated joint ventures.  During the nine months ended July 31, 2012, we incurred $5.4 million in impairments, the majority of which related to properties that are held for sale in the Northeast.  In addition, we wrote-off costs in the amount of $1.8 million during the nine months ended July 31, 2012 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at July 31, 2012 are expected to be closed during the next 12 months.

The total inventory decrease discussed above excluded the increase in consolidated inventory not owned of $79.8 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The increase from October 31, 2011 to July 31, 2012, was due to sale and leaseback of certain model homes and land banking transactions during the second and third quarters of fiscal 2012.  During the second and third quarters of fiscal 2012, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, the inventory of $32.5 million was reclassified to consolidated inventory not owned, with a $31.7 million liability from inventory not owned for the amount of cash received. In addition, we entered into a land banking arrangement in the third quarter of fiscal 2012 with GSO whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, the inventory of $49.7 million was reclassified to consolidated inventory not owned, with a $38.1 million liability from inventory not owned recorded for the amount of cash received. Offsetting the increase in consolidated inventory not owned was a decrease due to the purchase of properties in the Southwest and West during the period, which had specific performance obligations.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve.  As of July 31, 2012, we have mothballed land in 54 communities.  The book value associated with these communities at July 31, 2012 was $128.0 million, net of impairment write-downs of $464.6 million.  We continually review communities to determine if mothballing is appropriate.  During the first nine months of fiscal 2012, we mothballed one community previously held for sale, re-activated two communities and sold four communities which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at July 31, 2012, on the Condensed Consolidated Balance Sheets, decreased by $32.0 million compared to October 31, 2011.  The decrease is due to the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the quarter, combined with land sales in the Northeast and Southeast and additional impairments taken primarily in the Northeast and Southeast in the first three quarters of fiscal 2012, offset by an increase due to the acquisition of new land in all segments during the first three quarters of fiscal 2012.

 The following tables summarize home sites included in our total residential real estate.  The decrease in total home sites available at July 31, 2012 compared to October 31, 2011 is attributable to terminating certain option agreements and delivering homes, offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2012:

Northeast	16	1,644	2,932	4,576
Mid-Atlantic	23	2,407	3,583	5,990
Midwest	26	1,692	466	2,158
Southeast	18	962	863	1,825
Southwest	80	4,084	1,845	5,929
West	12	1,732	5,059	6,791

Consolidated total	175	12,521	14,748	27,269

Unconsolidated joint ventures	19	1,718	274	1,992

Total including unconsolidated joint ventures	194	14,239	15,022	29,261

Owned		6,378	10,122	16,500
Optioned		5,971	4,626	10,597

Controlled lots		12,349	14,748	27,097

Construction to permanent financing lots		172	0	172

Consolidated total		12,521	14,748	27,269

Lots controlled by unconsolidated joint ventures		1,718	274	1,992

Total including unconsolidated joint ventures		14,239	15,022	29,261

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2011:

Northeast	15	1,511	3,228	4,739
Mid-Atlantic	24	2,256	3,336	5,592
Midwest	26	1,354	745	2,099
Southeast	22	1,950	896	2,846
Southwest	89	3,963	1,564	5,527
West	16	2,334	5,168	7,502

Consolidated total	192	13,368	14,937	28,305

Unconsolidated joint ventures	22	2,160	571	2,731

Total including unconsolidated joint ventures	214	15,528	15,508	31,036

Owned		7,651	10,626	18,277
Optioned		5,602	4,311	9,913

Controlled lots		13,253	14,937	28,190

Construction to permanent financing lots		115	-	115

Consolidated total		13,368	14,937	28,305

Lots controlled by unconsolidated joint ventures		2,160	571	2,731

Total including unconsolidated joint ventures		15,528	15,508	31,036

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures:

	July 31, 2012			October 31, 2011

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	121	7	128	86	18	104
Mid-Atlantic	73	5	78	73	30	103
Midwest	35	30	65	45	38	83
Southeast	96	13	109	58	30	88
Southwest	372	28	400	431	81	512
West	64	10	74	118	52	170

Total	761	93	854	811	249	1,060

Started or completed unsold homes and models per active selling communities (1)	4.3	0.5	4.9	4.2	1.3	5.5

(1)	Active selling communities (which are communities that are open for sale with 10 or more home sites) available were 175 and 192 at July 31, 2012 and October 31, 2011, respectively.

Total unsold homes and models compared to the prior year end has decreased, as we placed an emphasis on selling started unsold homes and models during the nine months ended July 31, 2012.

 Receivables, deposits and notes increased $8.9 million since October 31, 2011, to $61.1 million at July 31, 2012.  The increase is primarily due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements receivable from our insurance carriers for certain warranty claims.

Property, plant and equipment decreased $3.6 million during the nine months ended July 31, 2012, primarily due to depreciation and a small amount of disposals, which were offset by minor additions during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	July 31, 2012	October 31, 2011	Dollar Change

Prepaid insurance	$3,832	$1,808	$2,024
Prepaid project costs	25,983	27,206	(1,223)
Senior residential rental properties	5,579	7,374	(1,795)
Other prepaids	20,273	21,699	(1,426)
Other assets	9,555	9,611	(56)
Total	$65,222	$67,698	$(2,476)

Prepaid insurance increased due to the payment of a full year of certain liability insurance premiums in the first and third quarters of fiscal 2012, offset by two quarters of amortization for the first quarter payments at July 31, 2012.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Prepaid project costs decreased for homes delivered and were not fully offset by prepaid spending for new communities.  Senior residential rental properties decreased due to the sale of one of our properties during the third quarter of fiscal 2012.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $89.0 million and $71.2 million at July 31, 2012 and October 31, 2011, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The increase in mortgage loans held for sale from October 31, 2011 is primarily related to an increase in the volume of loans originated during the third quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, along with an increase in the average loan value.   Also included are residential mortgages receivable held for sale of $2.4 million and $1.0 million at July 31, 2012 and October 31, 2011, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Nonrecourse land mortgages increased to $44.6 million at July 31, 2012 from $26.1 million at October 31, 2011.  The increase is primarily due to a mortgage on a community that was previously owned by one of our unconsolidated joint ventures and was consolidated during the third quarter of fiscal 2012.

Accounts payable and other liabilities are as follows:

(In thousands)	July 31, 2012	October 31, 2011	Dollar Change

Accounts payable	$89,039	$85,415	$3,624
Reserves	134,107	141,496	(7,389)
Accrued expenses	28,324	43,151	(14,827)
Accrued compensation	22,712	23,432	(720)
Other liabilities	24,829	10,139	14,690
Total	$299,011	$303,633	$(4,622)

The increase in accounts payable was primarily due to the higher volume of deliveries in the third quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The decrease in the reserves is primarily related to various legal settlements.  The decrease in accrued expenses is primarily due to decreases in property tax and payroll accruals due to timing of the payments and amortization of abandoned lease space accruals.  The decrease in accrued compensation is primarily due to the payment of our fiscal year 2011 bonuses during the first quarter of 2012 only partially offset by three quarters of our fiscal 2012 bonus accrual.  Other liabilities increased primarily due to a new note payable to a former joint venture partner for the buy-out of their share of the joint venture during the third quarter of fiscal 2012.

Customer deposits increased $8.4 million from $16.7 million at October 31, 2011 to $25.1 million at July 31, 2012. This increase is primarily attributable to the increase in backlog during the nine months ended July 31, 2012.

Liabilities from inventory not owned increased from $2.4 million at October 31, 2011 to $69.8 million at July 31, 2012.  The increase is primarily due to the land banking and model home financing programs, described with the change in inventory not owned discussion under “Capital Resources and Liquidity”.  Offsetting the increase was a decrease due to the take-down of properties in the Southwest and West during the period, which had a specific performance purchase obligation.

Accounts payable and other liabilities for our Financial Services segment increased $7.2 million to $21.7 million at July 31, 2012. The increase primarily relates to the increase in Financial Services restricted cash during the period, due to an increase in the volume and timing of home closings during the period.

Mortgage warehouse lines of credit increased $28.5 million to $78.2 million at July 31, 2012. The increase correlates to the increase in the volume of mortgage loans held for sale during the period. In connection with the increase in loan volume, we entered into two new secured master repurchase agreements during the third quarter of fiscal 2012, thereby increasing our available lines of credit at July 31, 2012.

Accrued interest increased $10.1 million to $31.4 million at July 31, 2012.  This increase is attributable to higher accruals in the current quarter due to the timing of interest payments on our notes outstanding.

Income taxes payable of $41.8 million at October 31, 2011 decreased $35.1 million to $6.7 million at July 31, 2012, primarily due to the reversal of certain state tax reserves for uncertain tax positions that we have determined have been effectively settled.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2011

Total revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2012	July 31, 2011	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$371,481	$276,479	$95,002	34.4%
Land sales and other revenues	4,743	1,289	3,454	268.0%
Financial services	10,787	7,850	2,937	37.4%

Total revenues	$387,011	$285,618	$101,393	35.5%

	Nine Months Ended
(Dollars in thousands)	July 31, 2012	July 31, 2011	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$936,305	$759,338	$176,967	23.3%
Land sales and other revenues	36,014	13,695	22,319	163.0%
Financial services	25,990	20,249	5,741	28.4%

Total revenues	$998,309	$793,282	$205,027	25.8%

Homebuilding

For the three and nine months ended July 31, 2012, sale of homes revenues increased $95.0 million or 34.4% and $177.0 million, or 23.3%, respectively, as compared to the same period of the prior year.  This increase was primarily due to the number of home deliveries increasing 22.1% and 14.9% for the three and nine months ended July 31, 2012, respectively, compared to the three and nine months ended  July 31, 2011.  The average price per home increased to $307,000 in the three months ended July 31, 2012 from $278,000 in the three months ended July 31, 2011.  The average price per home increased to $298,000 in the nine months ended July 31, 2012 from $277,000 in the nine months ended July 31, 2011.  The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in individual communities.  During fiscal 2012, we were able to raise prices in a number of our communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Northeast:
Dollars	$63,811	$43,443	46.9%	$146,722	$122,852	19.4%
Homes	148	99	49.5%	339	282	20.2%

Mid-Atlantic:
Dollars	$75,075	$57,104	31.5%	$192,620	$150,011	28.4%
Homes	179	147	21.8%	462	395	17.0%

Midwest:
Dollars	$28,213	$17,716	59.3%	$69,960	$49,216	42.1%
Homes	128	87	47.1%	317	257	23.3%

Southeast:
Dollars	$24,432	$17,894	36.5%	$66,019	$50,082	31.8%
Homes	103	75	37.3%	283	216	31.0%

Southwest:
Dollars	$139,407	$107,861	29.2%	$344,844	$292,427	17.9%
Homes	529	461	14.8%	1,363	1,224	11.4%

West:
Dollars	$40,543	$32,461	24.9%	$116,140	$94,750	22.6%
Homes	125	124	0.8%	380	363	4.7%

Consolidated total:
Dollars	$371,481	$276,479	34.4%	$936,305	$759,338	23.3%
Homes	1,212	993	22.1%	3,144	2,737	14.9%

Unconsolidated joint ventures
Dollars	$89,304	$57,609	55.0%	$218,770	$109,434	99.9%
Homes	175	119	47.1%	462	234	97.4%

Totals:
Housing revenues	$460,785	$334,088	37.9%	$1,155,075	$868,772	33.0%
Homes delivered	1,387	1,112	24.7%	3,606	2,971	21.4%

The overall increase in housing revenues and deliveries during the three and nine months ended July 31, 2012, as compared to the same periods of the prior year, was primarily attributed to an increase in sales pace per community from 6.3 to 7.6 for the three months ended July 31, 2011 and 2012, respectively, and from 16.1 to 20.8 for the nine months ended July 31, 2011 and 2012, respectively.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2012	2011	2012	2011

Northeast:
Dollars	$137,660	$151,255	$125,497	$122,290
Homes	318	351	285	284

Mid-Atlantic:
Dollars	$187,143	$181,874	$131,712	$130,215
Homes	447	470	310	308

Midwest:
Dollars	$116,939	$54,125	$95,615	$43,455
Homes	531	266	440	231

Southeast:
Dollars	$102,338	$67,286	$66,259	$37,953
Homes	427	288	268	154

Southwest:
Dollars	$436,508	$303,166	$180,660	$107,686
Homes	1,667	1,283	635	396

West:
Dollars	$157,516	$93,655	$74,416	$25,972
Homes	458	349	194	96

Consolidated total:
Dollars	$1,138,104	$851,361	$674,159	$467,571
Homes	3,848	3,007	2,132	1,469

Unconsolidated joint ventures:
Dollars	$264,594	$129,382	$139,767	$103,238
Homes	547	306	320	267

Totals:
Dollars	$1,402,698	$980,743	$813,926	$570,809
Homes	4,395	3,313	2,452	1,736

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first three quarters of 2012, our open for sale community count decreased to 175 from 192 at October 31, 2011, which is the net result of opening 48 new communities, closing 66 communities and adding one active community from a previously unconsolidated joint venture, since the beginning of fiscal 2012.  Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments, due to better market conditions and lower interest rates on mortgages during the first three quarters of fiscal 2012 as compared to the same period in the prior year.  Contracts per average active selling community for the nine months ended July 31, 2012 were 20.8 compared to 16.1 for the same period in the prior year, demonstrating an increase in sales pace.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	21%	22%	21%	31%	38%
Second	16%	20%	17%	24%	29%
Third	20%	18%	23%	23%	32%
Fourth		21%	24%	24%	42%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	18%	18%	13%	22%	16%
Second	21%	22%	17%	31%	24%
Third	18%	20%	15%	23%	20%
Fourth		18%	25%	20%	30%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate based both on gross sales contracts and as a percentage of beginning backlog for the third quarter of 2012 is closer to what we believe to be more normalized levels.  Given market conditions, it is difficult to predict if the trends shown in the tables above will continue.

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2012	2011	2012	2011

Sale of homes	$371,481	$276,479	$936,305	$759,338

Cost of sales, net of impairment reversals and excluding interest	303,760	234,129	772,368	640,507

Homebuilding gross margin, before cost of sales interest expense and land charges	67,721	42,350	163,937	118,831

Cost of sales interest expense, excluding land sales interest expense	14,178	14,222	34,829	41,671

Homebuilding gross margin, after cost of sales interest expense, before land charges	53,543	28,128	129,108	77,160

Land charges	689	11,426	7,230	41,876

Homebuilding gross margin, after cost of sales interest expense and land charges	$52,854	$16,702	$121,878	$35,284

Gross margin percentage, before cost of sales interest expense and land charges	18.2%	15.3%	17.5%	15.6%

Gross margin percentage, after cost of sales interest expense, before land charges	14.4%	10.2%	13.8%	10.2%

Gross margin percentage, after cost of sales interest expense and land charges	14.2%	6.0%	13.0%	4.6%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.7%	71.8%	70.9%	71.6%
Commissions	3.5%	3.4%	3.5%	3.6%
Financing concessions	1.7%	2.0%	1.8%	2.0%
Overheads	5.9%	7.5%	6.3%	7.2%
Total cost of sales, before interest expense and land charges	81.8%	84.7%	82.5%	84.4%
Gross margin percentage, before cost of sales interest expense and land charges	18.2%	15.3%	17.5%	15.6%

Cost of sales interest	3.8%	5.1%	3.7%	5.4%
Gross margin percentage, after cost of sales interest expense and before land charges	14.4%	10.2%	13.8%	10.2%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 18.2% during the three months ended July 31, 2012, compared to 15.3% for the same period last year and increased to 17.5% during the nine months ended July 31, 2012 compared to 15.6% for the same period last year.  The increase in gross margin percentage is primarily due to the mix of higher margin homes delivered in the three and nine months ended July 31, 2012 compared to the same periods of the prior year.  In the third quarter, we continued to see an increase in the pace of sales in some of our markets and, as a result, in some communities we have been able to increase base prices and increase lot premiums, without adversely impacting the sales pace.  In addition, we are currently delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $0.7 million and $11.4 million during the three months ended July 31, 2012 and 2011, respectively, and $7.2 million and $41.9 million during the nine months ended July 31, 2012 and 2011, respectively, to their estimated fair value.  During the three and nine months ended July 31, 2012, we wrote-off residential land options and approval and engineering costs amounting to $0.5 million and $1.8 million compared to $6.3 million and $13.7 million for the three and nine months ended July 31, 2011, which are included in the total land charges discussed above.  When a community is redesigned or abandoned, engineering costs are written-off.  Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Mid-Atlantic, Midwest, Southeast and Southwest segments during the nine months ended July 31, 2012, and in our Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West segments during the nine months ended July 31, 2011.  We recorded inventory impairments of $0.2 million and $5.1 million during the three months ended July 31, 2012 and 2011, respectively, and $5.4 million and $28.2 million during the nine months ended July 31, 2012 and 2011, respectively.  Inventory impairments during the nine months ended July 31, 2012 and 2011 were lower than they had been in several years as we have begun to see some stabilization in prices and sales pace in some of our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2012	2011	2012	2011

Land and lot sales	$1,823	$174	$28,737	$8,217
Cost of sales, excluding interest	1,418	127	21,800	5,642
Land and lot sales gross margin, excluding interest	405	47	6,937	2,575
Land sales interest expense	120	-	5,262	2,133
Land and lot sales gross margin, including interest	$285	$47	$1,675	$442

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  The number of land sales in the three months ended July 31, 2012 was similar to the number in the same period of the prior year, which resulted in an increase of $1.6 million in land sales revenue.  There were also several land sales for the nine months ended July 31, 2012 and 2011.  There were a few larger parcel sales in the current fiscal year, which resulted in an increase of $20.5 million in land sales revenue as compared to the first nine months of the prior fiscal year.

Land sales and other revenues increased $3.5 million and $22.3 million for the three and nine months ended July 31, 2012, compared to the same period in the prior year.  Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three and nine months ended July 31, 2012, compared to the three and nine months ended July 31, 2011, there were minor fluctuations in other revenues, resulting in a net increase of $1.8 million for the three months and a net increase of $1.8 million for the nine months.  This is in addition to the increase in land sales revenue described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses increased $1.3 million and decreased $10.3 million for the three and nine months ended July 31, 2012 compared to the same period last year.  The slight increase for the three months ended July 31, 2012 compared to 2011 is attributed to costs for additional advertising and selling overhead to generate traffic and sales as we begin to see improvements in the overall market.  The decrease for the nine months ended July 31, 2012 compared to 2011 is a result of the continued efforts to reduce homebuilding selling, general and administrative expenses through administration consolidation and other cost saving measures.  In addition, homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues improved to 9.8% and 11.2% for the three and nine months ended July 31, 2012 compared to 12.6% and 15.1% for the three and nine months ended July 31, 2011.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2012	2011	Variance	Variance %

Northeast
Homebuilding revenue	$65,742	$44,051	$21,691	49.2%
Income (loss) before income taxes	$1,435	$(8,400)	$9,835	117.1%
Homes delivered	148	99	49	49.5%
Average sales price	$431,155	$438,818	$(7,663)	(1.7)%
Contract cancellation rate	24.8%	13.0%	11.8%

Mid-Atlantic
Homebuilding revenue	$77,131	$57,338	$19,793	34.5%
Income (loss) before income taxes	$4,946	$(4,816)	$9,762	202.7%
Homes delivered	179	147	32	21.8%
Average sales price	$419,413	$388,463	$30,950	8.0%
Contract cancellation rate	30.6%	17.7%	12.9%

Midwest
Homebuilding revenue	$28,271	$17,721	$10,550	59.5%
Income (loss) before income taxes	$294	$(2,893)	$3,187	110.2%
Homes delivered	128	87	41	47.1%
Average sales price	$220,414	$203,632	$16,782	8.2%
Contract cancellation rate	18.0%	24.8%	(6.8)%

Southeast
Homebuilding revenue	$24,660	$18,038	$6,622	36.7%
Loss before income taxes	$(2,417)	$(4,017)	$1,600	39.8%
Homes delivered	103	75	28	37.3%
Average sales price	$237,204	$238,587	$(1,383)	(0.6)%
Contract cancellation rate	24.5%	7.6%	16.9%

Southwest
Homebuilding revenue	$139,790	$108,188	$31,602	29.2%
Income before income taxes	$11,815	$7,577	$4,238	55.9%
Homes delivered	529	461	68	14.8%
Average sales price	$263,529	$233,972	$29,557	12.6%
Contract cancellation rate	16.8%	21.0%	(4.2)%

West
Homebuilding revenue	$40,559	$32,423	$8,136	25.1%
Loss before income taxes	$(1,342)	$(6,151)	$4,809	78.2%
Homes delivered	125	124	1	0.8%
Average sales price	$324,344	$261,782	$62,562	23.9%
Contract cancellation rate	19.0%	14.5%	4.5%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2012	2011	Variance	Variance %

Northeast
Homebuilding revenue	$159,049	$126,035	$33,014	26.2%
Loss before income taxes	$(4,338)	$(43,124)	$38,786	89.9%
Homes delivered	339	282	57	20.2%
Average sales price	$432,808	$435,645	$(2,837)	(0.7)%
Contract cancellation rate	26.6%	15.2%	11.4%

Mid-Atlantic
Homebuilding revenue	$196,302	$150,600	$45,702	30.3%
Income (loss) before income taxes	$12,615	$(13,805)	$26,420	191.4%
Homes delivered	462	395	67	17.0%
Average sales price	$416,926	$379,775	$37,151	9.8%
Contract cancellation rate	27.2%	25.4%	1.8%

Midwest
Homebuilding revenue	$70,100	$49,295	$20,805	42.2%
Loss before income taxes	$(953)	$(7,226)	$6,273	86.8%
Homes delivered	317	257	60	23.3%
Average sales price	$220,694	$191,502	$29,192	15.2%
Contract cancellation rate	14.5%	21.5%	(7.0)%

Southeast
Homebuilding revenue	$81,215	$50,476	$30,739	60.9%
Loss before income taxes	$(9,150)	$(10,697)	$1,547	14.5%
Homes delivered	283	216	67	31.0%
Average sales price	$233,283	$231,861	$1,422	0.6%
Contract cancellation rate	18.0%	14.8%	3.2%

Southwest
Homebuilding revenue	$346,331	$298,829	$47,502	15.9%
Income before income taxes	$24,600	$19,449	$5,151	26.5%
Homes delivered	1,363	1,224	139	11.4%
Average sales price	$253,004	$238,911	$14,093	5.9%
Contract cancellation rate	16.6%	20.5%	(3.9)%

West
Homebuilding revenue	$119,322	$97,896	$21,426	21.9%
Loss before income taxes	$(5,262)	$(23,159)	$17,897	77.3%
Homes delivered	380	363	17	4.7%
Average sales price	$305,632	$261,019	$44,613	17.1%
Contract cancellation rate	18.9%	17.7%	1.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 49.2% for the three months ended July 31, 2012 compared to the same period of the prior year.  The increase for the three months ended July 31, 2012 was attributed to a 49.5% increase in homes delivered and a $1.3 million increase in land sales and other revenue, partially offset by a 1.7% decrease in average sales price.  The decrease in average sales price was the result of the mix of communities delivering in the three months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $9.8 million compared to the prior year to a profit of $1.4 million for the three months ended July 31, 2012.  This decrease is mainly due to the increase in homebuilding revenues discussed above, a $0.6 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended July 31, 2012.  In addition, selling, general and administrative costs were down $0.6 million due to decreased salaries from headcount reductions and other overhead cost savings.  Also, gross margin percentage before interest expense increased for the three months ended July 31, 2012.

Homebuilding revenues increased 26.2% for the nine months ended July 31, 2012 compared to the same period of the prior year.  The increase for the nine months ended July 31, 2012 was attributed to a 20.2% increase in homes delivered and by a $9.1 million increase in land sales and other revenue, while average sales prices were relatively flat.

Loss before income taxes decreased $38.8 million compared to the prior year to a loss of $4.3 million for the nine months ended July 31, 2012.  This decrease is mainly due to the increase in homebuilding revenues discussed above, an $18.8 million decrease in inventory impairment losses and land option write-offs recorded for the nine months ended July 31, 2012.  In addition, selling, general and administrative costs were down $5.1 million due to decreased salaries from headcount reductions and other overhead cost savings.  In addition, gross margin percentage before interest expense increased for the nine months ended July 31, 2012.

Mid-Atlantic - Homebuilding revenues increased 34.5% for the three months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 21.8% increase in homes delivered, an 8.0% increase in average sales price and a $1.8 million increase in land sales and other revenue for the three months ended July 31, 2012.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $9.8 million to a profit of $4.9 million for the three months ended July 31, 2012 due primarily to the increase in homebuilding revenues discussed above, combined with a $4.8 million decrease in inventory impairment losses and land option write-offs and a $0.7 million decrease in selling, general and administrative costs for the three months ended July 31, 2012.  In addition, gross margin percentage before interest expense was relatively flat for the three months ended July 31, 2012.

Homebuilding revenues increased 30.3% for the nine months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 17.0% increase in homes delivered, a 9.8% increase in average sales price and a $3.1 million increase in land sales and other revenue for the nine months ended July 31, 2012.  The increase in average sales prices was the result of the mix of communities delivering in the nine months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $26.4 million to a profit of $12.6 million for the nine months ended July 31, 2012 due primarily to the increase in homebuilding revenues discussed above, combined with a $6.8 million decrease in inventory impairment losses and land option write-offs and a $2.7 million decrease in selling, general and administrative costs for the nine months ended July 31, 2012.  Also, gross margin percentage before interest expense was relatively flat for the nine months ended July 31, 2012.

Midwest - Homebuilding revenues increased 59.5% for the three months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 47.1% increase in homes delivered and an 8.2% increase in average sales price for the three months ended July 31, 2012.  The increase in average sales price was the result of the mix of communities delivering in the three months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $3.2 million to a profit of $0.3 million for the three months ended July 31, 2012.  The decrease in the loss for the three months ended July 31, 2012 was primarily due to the increase in homebuilding revenues discussed above, an increase in gross margin percentage before interest expense for the period and a $0.3 million decrease in both inventory impairment losses and land option write-offs and selling, general and administrative costs.

Homebuilding revenues increased 42.2% for the nine months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 23.3% increase in homes delivered and a 15.2% increase in average sales price for the nine months ended July 31, 2012.  The increase in average sales price was the result of the mix of communities delivering in the nine months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $6.3 million to a loss of $1.0 million for the nine months ended July 31, 2012.  The decrease in the loss for the nine months ended July 31, 2012 was primarily due to the increase in homebuilding revenues discussed above, an increase in gross margin percentage before interest expense for the period and a $0.5 million decrease in inventory impairment losses and land option write-offs.

Southeast - Homebuilding revenues increased 36.7% for the three months ended July 31, 2012 compared to the same period in the prior year.  The increase for the three months ended July 31, 2012 was attributed to the 37.3% increase in homes delivered, offset by a 0.6% decrease in average sales price.  The decrease in average sales price was primarily due to the different mix of communities delivering in the three months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $1.6 million to a loss of $2.4 million for the three months ended July 31, 2012 primarily due to an increase in homebuilding revenues discussed above, a decrease in inventory impairment losses and land option write-offs of $1.9 million and an increase in gross margin percentage before interest expense, offset by a $2.5 million increase in selling, general and administrative costs.

Homebuilding revenues increased 60.9% for the nine months ended July 31, 2012 compared to the same period in the prior year.  The increase for the nine months ended July 31, 2012 was attributed to the 31.0% increase in homes delivered, a 0.6% increase in average sales price and was further impacted by a $14.8 million increase in land sales and other revenue.  The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended July 31, 2012 compared to the same period of fiscal 2011.

Loss before income taxes decreased $1.5 million to a loss of $9.2 million for the nine months ended July 31, 2012 primarily due to the increase in homebuilding revenues and land sales and other revenue mentioned above, offset by an increase in inventory impairment losses and land option write-offs of $0.8 million, and a $0.9 million increase in selling, general and administrative costs, while gross margin percentage before interest expense was flat.

Southwest - Homebuilding revenues increased 29.2% for the three months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 14.8% increase in homes delivered and a 12.6% increase in average sales price for the three months ended July 31, 2012, as a result of the different mix of communities delivering in the three months ended July 31, 2012 compared to the same period in fiscal 2011.

Income before income taxes increased $4.2 million to $11.8 million for the three months ended July 31, 2012.  The increase was primarily due to the increase in homebuilding revenues discussed above.  Gross margin percentage before interest expense for the three months ended July 31, 2012 was relatively flat compared to the same period of the prior year.

            Homebuilding revenues increased 15.9% for the nine months ended July 31, 2012 compared to the same period in the prior year.  The increase was primarily due to an 11.4% increase in homes delivered and a 5.9% increase in average sales price for the nine months ended July 31, 2012, as a result of the different mix of communities delivering in the nine months ended July 31, 2012 compared to the same period in 2011.  This was offset by a $4.9 million decrease in land sale and other revenue for the nine months ended July 31, 2012 compared to the same period of the prior year.

Income before income taxes increased $5.2 million to $24.6 million for the nine months ended July 31, 2012.  The increase was primarily due to the increase in homebuilding revenue mentioned above.  Gross margin percentage before interest expense for the nine months ended July 31, 2012 was relatively flat compared to the same period of the prior year.

 West - Homebuilding revenues increased 25.1% for the three months ended July 31, 2012 compared to the same period in the prior year.  The increase for the three months ended July 31, 2012 was attributed to a 23.9% increase in average sales price, due to the different mix of communities delivering in the three months ended July 31, 2012 compared to the same period of the prior year.

Loss before income taxes decreased $4.8 million to a loss of $1.3 million for the three months ended July 31, 2012.  The decreased loss for the three months ended July 31, 2012 was primarily due to the impact of the increase in homebuilding revenue discussed above, a $3.3 million decrease in inventory impairments and land option write-offs taken and a $0.6 million decrease in selling, general and administrative costs for the three months ended July 31, 2012 compared to the same period in the prior year.  In addition, gross margin percentage before interest expense for the three months ended July 31, 2012 increased compared to the same period of the prior year.

Homebuilding revenues increased 21.9% for the nine months ended July 31, 2012 compared to the same period in the prior year.  The increase for the nine months ended July 31, 2012 was attributed to a 4.7% increase in homes delivered, along with a 17.1% increase in average sales price, due to the different mix of communities delivering in the nine months ended July 31, 2012 compared to the same period of the prior year.

Loss before income taxes decreased $17.9 million to a loss of $5.3 million for the nine months ended July 31, 2012.  The decreased loss for the nine months ended July 31, 2012 was primarily due to an increase in homebuilding revenues discussed above, a $9.6 million decrease in inventory impairments and land option write-offs taken and a $3.9 million decrease in selling, general and administrative costs for the nine months ended July 31, 2012 compared to the same period in the prior year.  In addition, gross margin percentage before interest expense for the nine months ended July 31, 2012 increased compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 43.2% and 48.2% for the nine months ended July 31, 2012 and 2011, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2012, financial services provided a $4.7 million and $9.3 million pretax profit compared to $2.3 million and $4.1 million of pretax profit for the same period of fiscal 2011.  Revenues were up 37.4% for the three months ended July 31, 2012 compared to the same period of the prior year and costs were up 10.2% for such period.  Mortgage settlements and the average price of loans settled increased for the three months ended July 31, 2012 compared to the same period in the prior year, contributing to the increase in revenues.  The increase in costs is attributed to the increase in the number of loans closed during such period.  While revenues were up 28.4% for the nine months ended July 31, 2012 compared to the same period of the prior year, costs were up 2.8% for such period.  Mortgage settlements and the average price of loans settled increased for the nine months ended July 31, 2012 compared to the same period in the prior year, contributing to the increase in revenues.  The increase in costs are due to the increase in costs associated with the increase in the number of loans closed during such period, offset by the decrease in salaries from a reduction in headcount and other overhead cost savings.  In the market areas served by our wholly owned mortgage banking subsidiary, approximately 72.9% and 78.0% of our non-cash homebuyers obtained mortgages originated by this subsidiary during the three months ended July 31, 2012 and 2011, respectively, and 75.4%  and 77.3% during the nine months ended July 31, 2012 and 2011, respectively.  Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses increased to $11.9 million for the three months ended July 31, 2012 compared to $11.6 million for the three months ended July 31, 2011, and decreased to $37.0 million for the nine months ended July 31, 2012 compared to $38.6 million for the nine months ended July 31, 2011.  The minor increase for the three months ended July 31, 2012 from the prior year period is attributed to additional professional services for various corporate operations, while the decrease for the nine months ended July 31, 2012 from the prior year period is primarily due to a reduction in depreciation expense, resulting mainly from capitalized software becoming fully depreciated, coupled with no new significant additions of depreciable assets. Also contributing to the decrease was reduced salaries from headcount reduction and a continued tightening of variable spending.

Other Interest

Other interest decreased $0.6 million and $1.4 million for the three and nine months ended July 31, 2012 compared to the three and nine months ended July 31, 2011.  Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  For the three and nine months ended July 31, 2012, as our inventory balances for the qualifying assets have increased and our debt has decreased, the amount of interest required to be directly expensed has decreased slightly.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations generated income of $3.1 million and expenses of $3.3 million for the three and nine months ended July 31, 2012, respectively, compared to $0.3 million and $1.9 million of expenses for the three and nine months ended July 31, 2011, respectively.  The decrease in expenses for the three months ended July 31, 2012 was due to the gain recognized from the sale of one of our senior rental residential properties.  The increase in expenses for the nine months ended July 31, 2012 was primarily due to $4.7 million of costs incurred from the debt exchange on November 1, 2011, partially offset by the gain on the sale of the property previously mentioned.  This debt exchange was accounted for as troubled debt restructuring, which requires any cost incurred associated with the exchange to be expensed as incurred.  See Note 11 to the Condensed Consolidated Financial Statements.

Gain on Extinguishment of Debt

For the three and nine months ended July 31, 2012, our gain on extinguishment of debt was $6.2 million and $58.0 million, respectively.  During the three months ended January 31, 2012, we repurchased for cash in the open market a total of $44.0 million principal amount of various issues of our unsecured senior notes due 2016 for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest.  We recognized a gain of $24.7 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. During the three months ended April 30, 2012, we repurchased for cash in the open market and privately negotiated transactions a total of $75.4 million principal amount of various issues of our unsecured notes due 2016 and 2017 for an aggregate purchase price of $51.7 million, plus accrued and unpaid interest.  We recognized a gain of $23.3 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  During the three months ended July 31, 2012, we repurchased for cash in the open market $2.0 million principal amount of our 11.875% Senior Notes due 2015 for an aggregate purchase price of $1.5 million, plus accrued and unpaid interest.  We recognized a gain of $0.4 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  During the second quarter of fiscal 2012, we exchanged $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and $3.1 million aggregate principal amount of our 12.072% Senior Subordinated Amortizing Notes for Class A Common Stock, as discussed in Notes 11, 12 and 15 to the Condensed Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012. During the third quarter of fiscal 2012, we exchanged $9.2 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017, $7.8 million aggregate principal amount of our 6.25% Senior Notes due 2016 and $4.0 million aggregate principal amount of our 7.5% Senior Notes due 2016 for Class A Common Stock, as discussed in Notes 11, 12 and 15 to the Condensed Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $5.8 million for the three months ended July 31, 2012.  In February of 2011, we purchased a portion of our subordinated notes ($97.9 million face for $98.6 million cash in a tender offer), and redeemed early the remainder of those notes ($57.8 million in debt for $58.1 million cash). In both transactions we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes. These transactions resulted in a loss of $1.6 million.  In May of 2011, we issued $12.0 million of additional 10.625% Senior Secured Notes due 2016 and used the proceeds, together with cash on hand, to fund the redemption, including redemption premiums, of the remaining $0.5 million outstanding of our 11.5% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017. This transaction resulted in a loss of $1.4 million for the three months ended July 31, 2011.

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

Income from unconsolidated joint ventures increased $3.1 million and $8.8 million, for the three and nine months ended July 31, 2012, respectively.  Income was $0.9 million and $2.3 million for the three and nine months ended July 31, 2012, compared to a loss of $2.3 million and $6.5 million for the three and nine months ended July 31, 2011, respectively.  The decrease in the loss for both periods is due to five of our homebuilding joint ventures delivering more homes and reporting profits in the third quarter and year to date for fiscal 2012 that had reported losses in the prior year.  In addition, we recognized profit from one of our land development joint ventures during the third quarter of fiscal 2012, which did not have any activity in the same period of the prior year.

Total Taxes

The total income tax benefit was $35.3 million for the nine months ended July 31, 2012 primarily due to the reversal of reserves for uncertain state tax positions that we have determined have been effectively settled.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2010, 2011, 2012, resulting in additional inventory and intangible asset impairments, we are in a three-year cumulative loss position as of July 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $909.1 million and $899.4 million at July 31, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the nine months ended July 31, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2011 and in Part II, Item 1A “Risk Factors” in our quarterly report on Form 10-Q for the period ended April 30, 2012. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of July 31, 2012, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2012 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	FV at July 31, 2012

Long term debt(1):
Fixed rate	$45,749	$4,980	$39,916	$86,461	$1,015,974	$330,190	$1,523,270	$1,430,630

Weighted average interest rate	6.55%	7.16%	6.55%	10.22%	9.79%	5.93%	8.79%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.  See Note 10 to our Condensed Consolidated Financial Statements for more information.

During the nine months ended July 31, 2012, we repurchased or otherwise retired certain of our unsecured senior notes and senior subordinated amortizing notes.  See Note 11 to our Condensed Consolidated Financial Statements for further information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

See the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012. You should carefully consider all of these risk factors in addition to the other information included in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Information with respect to unregistered sales of equity securities during the third fiscal quarter of fiscal 2012 is incorporated into this Part II, Item 2 from Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

10(a)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012.
10(b)*	Form of Incentive Stock Option Agreement (2012).
10(c)*	Form of Restricted Share Unit Agreement (2012).
10(d)*	Form of Stock Option Agreement (2012) for Directors.
10(e)*	Form of Restricted Share Unit Agreement (2012) for Directors.
10(f)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2012 and October 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2012 and 2011, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	September 10, 2012
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 10, 2012
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller