Form 10-K
period 2012-10-31
HOVNANIAN ENTERPRISES INC
filed 2012-12-20
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended OCTOBER 31, 2012

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☒    NonAccelerated Filer ☐    Smaller Reporting Company ☐
                      (Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $200,205,968.

As of the close of business on December 14, 2012, there were outstanding 119,833,294 shares of the Registrant’s Class A Common Stock and 14,658,353 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 12, 2013, which are responsive to those parts of Part III, Items 10, 11, 12, 13, and 14 as identified herein.

FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I	4

1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	21
4	Mine Safety Disclosures	21
	Executive Officers of the Registrant	21

	PART II	22

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	52
8	Financial Statements and Supplementary Data	52
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
9A	Controls and Procedures	53
9B	Other Information	55

	PART III	55

10	Directors, Executive Officers and Corporate Governance	55
11	Executive Compensation	56
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
13	Certain Relationships and Related Transactions, and Director Independence	57
14	Principal Accountant Fees and Services	57

	PART IV	57

15	Exhibits and Financial Statement Schedules	58
	Signatures	63

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 300,000 homes, including 5,356 homes in fiscal 2012. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 172 communities in 37 markets in 16 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $68,652 (low income housing) to $1,067,000 with an average sales price, including options, of $301,000 nationwide in fiscal 2012.

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

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 18 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, and Washington, D.C.

Midwest: Illinois, Minnesota, and Ohio

Southeast: Florida, Georgia, North Carolina, and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated Financial Statements.

Employees

We employed approximately 1,565 full-time employees (whom we refer to as associates) as of October 31, 2012.

Corporate Offices and Available Information

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.  Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

Although new home demand remains at historically low levels, during fiscal 2012, we began to see the homebuilding market improve resulting in our higher revenues and gross margins, as well as increased contracts and deliveries. Prior to fiscal 2012, the homebuilding market had been in a prolonged downturn.  Consequently, our primary focus while market conditions have been weak over the past several years has been to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt, and maintaining strong liquidity.  A few years into the downturn, in 2009, we began to see opportunities to purchase land at prices and terms that made economic sense in light of our sales prices and sales paces.  As a result, since early 2009 we have been more active in purchasing or putting under option new properties that meet or exceed our internal rate of return investment requirements. In order to return to profitability, we will need to continue purchasing new land that will generate good investment returns and drive greater operating efficiencies, as well as control expenses commensurate with our level of deliveries.

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

We prefer to use a risk-averse land strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This approach significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

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

Operating Policies and Procedures

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training - Our training is designed to provide our associates with the knowledge, attitudes, skills, and habits necessary to succeed in their jobs. Our training department regularly conducts online or webinar training in sales, construction, administration, and managerial skills.

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

•
Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional and nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2012, 2011 and 2010, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 2,134 lots, 6,983 lots, and 3,102 lots, respectively, out of 13,552 total lots, 16,896 total lots, and 17,481 total lots, respectively, under option, resulting in pretax charges of $2.7 million, $24.3 million, and $13.2 million, respectively.

Design - Our residential communities are generally located in suburban areas easily accessible through public and/or personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures, and colors. Recreational amenities such as swimming pools, tennis courts, clubhouses, open areas, and tot lots are frequently included.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups, and demographic databases. We make use of newspaper, radio, television, internet, magazine, our web site, billboard, video and direct mail advertising, special and promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, New Jersey, North Carolina and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

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

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia and Washington, D.C. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2012, for the markets in which our mortgage subsidiaries originated loans, 14.6% of our homebuyers paid in cash and 75.9% of our noncash homebuyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2012 were 41.7% Federal Housing Administration/Veterans Affairs (FHA/VA), 55.3% prime, and 3.0% United States Department of Agriculture.

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

Current base prices for our homes in contract backlog at October 31, 2012, range from $68,652 (low income housing) to $1,067,000 in the Northeast, from $174,990 to $1,032,195 in the Mid-Atlantic, from $89,000 to $547,650 in the Midwest, from $74,900 to $749,700 in the Southeast, from $101,625 to $800,990 in the Southwest, and from $104,294 to $835,000 in the West. Closings generally occur and are typically reflected in revenues within 12 months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2012, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$218,396	505	$432,467
Mid-Atlantic	268,880	649	414,299
Midwest	106,539	477	223,352
Southeast	113,347	482	235,160
Southwest	515,757	2,003	257,492
West	182,661	560	326,180
Consolidated total	$1,405,580	4,676	$300,595
Unconsolidated joint ventures	320,657	680	471,554
Total including unconsolidated joint ventures	$1,726,237	5,356	$322,300

The value of our net sales contracts, excluding unconsolidated joint ventures, increased to $1.6 billion from $1.1 billion for the years ended October 31, 2012 and 2011, respectively. The number of homes contracted increased to 5,137 in 2012 from 4,023 in 2011. The increase in the number of homes contracted occurred despite the number of open-for-sale communities decreasing from 192 to 172. We contracted an average of 28.1 homes per average active selling community in 2012 compared to 21.3 homes per active selling community in 2011, demonstrating an increase in sales pace as the homebuilding market has shown signs of improvement.

 Information on the value of net sales contracts by segment for the years ended October 31, 2012 and 2011 is set forth below.  As a result of the purchase of our partner's interest in one of our unconsolidated joint ventures during fiscal 2012, $18.7 million of net sales contract dollars have been reclassified from the unconsolidated joint venture total to the Northeast segment total.

(Value of net sales contracts in thousands)	2012	2011	Percentage of Change
Northeast	$225,168	$191,270	17.7%
Mid-Atlantic	250,350	238,143	5.1%
Midwest	157,385	74,988	109.9%
Southeast	145,963	88,061	65.8%
Southwest	590,208	404,715	45.8%
West	228,624	132,608	72.4%
Consolidated total	$1,597,698	$1,129,785	41.4%
Unconsolidated joint ventures	318,409	201,817	57.8%
Total including unconsolidated joint ventures	$1,916,107	$1,331,602	43.9%

The following table summarizes our active selling communities under development as of October 31, 2012. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	16	4,774	3,163	264	1,347
Mid-Atlantic	20	3,984	1,759	266	1,959
Midwest	21	3,694	1,435	427	1,832
Southeast	19	2,004	1,156	235	613
Southwest	84	11,783	7,603	506	3,674
West	12	2,796	1,038	191	1,567
Total	172	29,035	16,154	1,889	10,992

(1)	Includes 216 home sites under option.

(2)	Of the total remaining homes available, 722 were under construction or completed (including 73 models and sales offices) and 5,816 were under option.

Backlog

At October 31, 2012 and 2011, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,145 homes and 1,663 homes, respectively, with sales values aggregating $742.2 million and $552.4 million, respectively. The majority of our backlog at October 31, 2012 is expected to be completed and closed within the next 12 months. At November 30, 2012 and 2011, our backlog of signed contracts, including unconsolidated joint ventures, was 2,138 homes and 1,714 homes, respectively, with sales values aggregating $745.8 million and $567.9 million, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, and some sections of the Mid-Atlantic and Midwest, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investment have been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2012, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 28,019 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	10	1,699	$94,733	$5,834
Owned	13	1,053		106,005
Total	23	2,752		111,839
Mid-Atlantic:
Under option(1)	12	891	$83,776	3,325
Owned	15	2,762		38,062
Total	27	3,653		41,387
Midwest:
Under option(1)	14	712	$29,383	1,234
Owned	3	233		1,075
Total	17	945		2,309
Southeast:
Under option(1)	11	675	$28,338	11,705
Owned	17	656		5,393
Total	28	1,331		17,098
Southwest:
Under option(1)	27	1,379	$99,747	11,661
Owned	3	194		3,646
Total	30	1,573		15,307
West:
Under option(1)	1	30	$12,036	1,265
Owned	33	4,854		29,791
Total	34	4,884		31,056
Totals:
Under option(1)	75	5,386	$348,013	35,024
Owned	84	9,752		183,972
Combined total	159	15,138		$218,996

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2012, option fees and deposits aggregated approximately $29.8 million. As of October 31, 2012, we spent an additional $5.2 million in nonrefundable predevelopment costs on such properties.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During the declining homebuilding market, we decided to mothball (or stop development on) certain communities where we determined that current market conditions did not justify further investment at that time.  When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheet from Sold and unsold homes and lots under development to Land and land options held for future development or sale.  See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities.  For additional financial information regarding our homebuilding segments, see Note 11 to the Consolidated Financial Statements.

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

We are also subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and prohibit or severely restrict development and homebuilding activity. See Item 3 “Legal Proceedings” and Note 18 to the Consolidated Financial Statements.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included in this Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto.

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

Turmoil in the financial markets could affect our liquidity, and we could also be adversely affected by the negative economic impact resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the U.S. (commonly referred to as the “fiscal cliff”). In addition, our cash balances are primarily invested in short-term government-backed instruments.  The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit.  We do not have a revolving credit facility.  We have certain stand alone letter of credit facilities and agreements pursuant to which our letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these letter of credit facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. For example, our business in Florida was adversely affected in late 2005 and into 2006 due to the effects of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an effect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks.  In August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during that month.

The difficulties described above could cause us to take longer and incur more costs to build our homes. We may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

The homebuilding industry has experienced a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity, and results of operations.

The homebuilding industry experienced a significant and sustained downturn over the past several years. An industry-wide softening of demand for new homes resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011 and may continue to materially adversely affect our business and results of operations in future years.  Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which has increased our price and margin exposure as we work through this inventory.

General economic conditions in the U.S. remain weak. Several challenges such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in the housing market. In addition, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at historically low levels, with uneven improvement across our operating markets. Looking forward, although we have begun to see improvements, given instability in the housing market, it may continue to be difficult to generate positive cash flow especially as we invest in land to fund future homebuilding. Market volatility has been unprecedented and extraordinary in the last several years, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. Continuation or worsening of the downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity, and results of operations.

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

During the industry downturn, the housing market benefited from a number of government programs, including:

•	Tax credits for home buyers provided by the federal government and certain state governments, including California; and

•
Support of the mortgage market, including through purchases of mortgage-backed securities by The Federal Reserve Bank and the underwriting of a substantial amount of new mortgages by the Federal Housing Administration (“FHA”) and other governmental agencies.

These programs are expected to wind down over time; for example, the California tax credit ended in the fourth quarter of fiscal 2009 and the federal tax credit expired in April 2010. In addition, in fiscal 2010, the U.S. Department of Housing and Urban Development (“HUD”) tightened FHA underwriting standards.  The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced, it could have a material adverse effect on the Company. Housing markets may further decline as these programs are modified or terminated.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•
Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2012, including the debt of the subsidiaries that guarantee our debt, was $1,558.7 million ($1,542.2 million net of discount); and

•
Our debt service payments for the 12-month period ended October 31, 2012 were $141.9 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of our senior subordinated amortizing notes, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit facilities and agreements.

In addition, as of October 31, 2012, we had $29.5 million in aggregate outstanding face amount of letters of credit issued under various letter of credit facilities and agreements, which were collateralized by $30.7 million of cash. Our fees for these letters of credit for the 12 months ended October 31, 2012, which are based on both the used and unused portion of the facilities and agreements, were $0.4 million.  We also had substantial contractual commitments and contingent obligations, including approximately $252.0 million of performance bonds as of October 31, 2012. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

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

Because we do not have a revolving credit facility, we are dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. We used $67.0 million of cash in operating activities in the fiscal year ended October 31, 2012, and expect to continue to generate negative cash flow, after taking into account land purchases. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letter of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.  For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

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

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses, and to fund our other liquidity needs. For example, during fiscal 2011 and thereafter, credit agencies took a series of negative actions, including downgrades, with respect to their credit ratings of us and our debt.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”  Downgrades may make it more difficult and costly for us to access capital.  Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties.  Although certain of our credit ratings have recently been upgraded, there can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. The construction of a customer’s home typically begins after signing the agreement of sale and can take 12 months or more to complete. Weather-related problems, typically in the fall,  winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse effect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

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

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers have increased the price of drywall in 2012 by approximately 12% as compared to the prior year, and there is a potential for significant future price increases.  In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.” For example, during fiscal 2012, 2011 and 2010, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $2.7 million, $24.3 million and $13.2 million, respectively. Also, in fiscal 2012, 2011 and 2010, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $9.8 million, $77.5 million and $122.5 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

Home prices and sales activities in the Arizona, California, New Jersey and Texas markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the Arizona, California, New Jersey and Texas markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In particular, market conditions in California and New Jersey have declined significantly since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our results of operations.

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

Starting in 2007, many lenders have been significantly tightening their underwriting standards, and subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.  In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced, it could have a material adverse effect on the Company. In addition, HUD continues to tighten FHA underwriting standards. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2012, we had invested an aggregate of $61.1 million in these joint ventures, including advances to these joint ventures of approximately $15.0 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development, and construction financing to land development and homebuilding joint ventures, and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. Over the past few years, we have been unable to obtain financing for newly created joint ventures. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

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

For example, the Company engaged in discussions with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively, the “States”). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations. We received in October 2012 a notice from Region III of the EPA concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance the consent decree specifies, which we have since paid as assessed.  Until terminated by court order, which can occur no sooner than three years from the date of its entry, the consent decree remains in effect and could give rise to additional assessments of stipulated penalties.  In October 2012, we also received notices from Region III of the EPA concerning alleged violations of stormwater discharge permits, issued in 2010 pursuant to the federal Clean Water Act, at two projects in Maryland; we are negotiating with the EPA a resolution of these more recent administrative proceedings that would involve our paying a penalty and agreeing to certain measures in order to comply with those permits.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. We have received construction defect and home warranty claims associated with allegedly defective drywall manufactured in China (“Chinese Drywall”) that may be responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have developed. We have remediated certain such homes and have received claims or notices regarding 2 additional homes with Chinese Drywall that may require remediation. In addition, we were involved, among a number of other defendants, in a multidistrict litigation (which has been settled) in which 61 homes located in our Florida and Houston markets were alleged to have Chinese Drywall requiring remediation.  If additional homes are identified to have the Chinese Drywall issue, or our actual costs to remediate differ from our current estimated costs, we may be required to revise our construction defect and home warranty reserves.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our senior secured notes may make it more difficult to raise additional financing in the future.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president and chief executive officer, have voting control, through personal holdings, the limited partnership established for members of Mr. Hovnanian's family, family trusts and shares held by the estate of our former chairman, Kevork S. Hovnanian, of Class A and Class B common stock that enables them to cast approximately 56.3% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.5 billion through the fiscal year ended October 31, 2012, and we may generate net operating loss carryforwards in future years.

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

In August 2008, we announced that the Board adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Code, and on December 5, 2008, our stockholders approved the Board’s decision to adopt the Rights Plan. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s board of directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $35.00 per share (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.  After the Distribution Date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the Purchase Price, that number of shares of Class A Common Stock or Class B Common Stock, as the case may be, having a market value of two times the Purchase Price. After the Distribution Date, our board of directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or a fractional share of Series B Preferred Stock (or of a share of a similar class or series of Hovnanian's preferred stock having similar rights, preferences and privileges) of equivalent value, per right (subject to adjustment).

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

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages/outages and utility rate fluctuations continue. Furthermore, power shortages and outages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California, the Northeast, or in our other markets.

Geopolitical risks and market disruption could adversely affect our operating results and financial condition.

Geopolitical events, such as the aftermath of the war with Iraq and the continuing involvement in Afghanistan, may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The war and the continuing involvement in Afghanistan, terrorism, and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the U.S. economy, and our customers and, in turn, our results of operations and financial condition.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 506,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.  Included in this amount is 88,000 square feet of abandoned lease space.

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

We received in October 2012 a notice from Region III of the EPA concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed.  Until terminated by court order, which can occur no sooner than three years from the date of its entry, the consent decree remains in effect and could give rise to additional assessments of stipulated penalties.  In October 2012, we also received notices from Region III of EPA concerning alleged violations of stormwater discharge permits, issued in 2010 pursuant to the federal Clean Water Act, at two projects in Maryland; we are negotiating with the EPA a resolution of these more recent administrative proceedings that would involve our paying a penalty and agreeing to certain measures in order to comply with those permits.  We do not expect the impact on us to be material.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  We filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and we filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time given the class certification is still in review by the Appellate Division.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

ITEM 4
MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 529 stockholders of record at December 14, 2012. There is no established public trading market for our Class B Common Stock, which was held by 250 stockholders of record at December 14, 2012. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2012 and 2011:

	Oct. 31, 2012		Oct. 31, 2011
Quarter	High	Low	High	Low
First	$2.67	$1.23	$4.96	$3.54
Second	$3.24	$1.88	$4.67	$3.21
Third	$2.94	$1.61	$3.04	$1.90
Fourth	$4.44	$2.25	$1.94	$1.03

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2012. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6
SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008
Revenues	$1,485,353	$1,134,907	$1,371,842	$1,596,290	$3,308,111
Expenses	1,550,406	1,323,316	1,557,428	1,972,978	3,692,556
Inventory impairment loss and land option write-offs	12,530	101,749	135,699	659,475	710,120
Goodwill and intangible amortization and impairment	-	-	-	-	36,883
(Loss) gain on extinguishment of debt	(29,066)	7,528	25,047	410,185	-
Gain (loss) from unconsolidated joint ventures	5,401	(8,958)	956	(46,041)	(36,600)
Loss before income taxes	(101,248)	(291,588)	(295,282)	(672,019)	(1,168,048)
State and federal (benefit) income tax provision	(35,051)	(5,501)	(297,870)	44,693	(43,458)
Net (loss) income	(66,197)	(286,087)	2,588	(716,712)	(1,124,590)
Less: preferred stock dividends	-	-	-	-	-
Net (loss) income available to common stockholders	$(66,197)	$(286,087)	$2,588	$(716,712)	$(1,124,590)
Per share data:
Basic:
(Loss) income per common share	$(0.52)	$(2.85)	$0.03	$(9.16)	$(16.04)
Weighted-average number of common shares outstanding	126,350	100,444	78,691	78,238	70,131
Assuming dilution:
(Loss) income per common share	$(0.52)	$(2.85)	$0.03	$(9.16)	$(16.04)
Weighted-average number of common shares outstanding	126,350	100,444	79,683	78,238	70,131

Summary Consolidated Balance Sheet Data
(In thousands)	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008
Total assets	$1,684,250	$1,602,180	$1,817,560	$2,024,577	$3,637,322
Mortgages, term loans, revolving credit agreements, and notes payable	$164,562	$95,598	$98,613	$77,364	$107,913
Senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and TEU senior subordinated amortizing notes (net of discount)	$1,542,196	$1,602,770	$1,616,347	$1,751,701	$2,505,805
Total equity (deficit)	$(485,345)	$(496,602)	$(337,938)	$(348,868)	$330,264

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of earnings from continuing operations before income taxes and income or loss from equity investees, plus fixed charges and distributed income of equity investees, less interest capitalized. Fixed charges consist of all interest incurred, plus that portion of operating lease rental expense (33%) deemed to be representative of interest, plus the amortization of debt issuance costs and bond discounts. Combined fixed charges and preferred stock dividends consist of fixed charges and preferred stock dividends declared. Due to covenant restrictions, we have been prohibited from paying preferred stock dividends beginning with the first quarter of fiscal 2008.  The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,
	2012	2011	2010	2009	2008
Ratio of earnings to fixed charges	(a)	(a)	(a)	(a)	(a)
Ratio of earnings to combined fixed charges and preferred stock dividends	(b)	(b)	(b)	(b)	(b)

(a)
Earnings for the years ended October 31, 2012, 2011, 2010, 2009 and 2008 were insufficient to cover fixed charges for such period by $105.1 million, $272.9 million, $273.8 million, $628.3 million and $1,153.5 million, respectively.

(b)
Earnings for the years ended October 31, 2012, 2011, 2010, 2009 and 2008 were insufficient to cover fixed charges and preferred stock dividends for such period by $105.1 million, $272.9  million, $273.8 million, $628.3 million and $1,153.5 million, respectively. Due to restrictions in our indentures for our senior and senior secured notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2012, 2011, 2010, 2009, and 2008.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2012, the housing market began to improve and, as a result, we began to see positive operating trends, including year over year improvements for the year ended October 31, 2012 compared to the year ended October 31, 2011, such as: contract growth of 27.7%, an increase in gross margin percentage from 15.6% to 17.8% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 18.6% to 12.8%. In addition, our contract cancellation rate of 23% in the fourth quarter of fiscal 2012, was more typical of what we believe to be a normalized level.  Active selling communities decreased to 172 at October 31, 2012 compared to 192 in the same period a year ago, as net contracts per average active selling community increased to 28.1 for the year ended October 31, 2012 compared to 21.3 in the same period in the prior year.  While we are encouraged by the positive operating trends of fiscal 2012, several challenges such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in the housing market. Our recent operating results and other national data indicate that the overall demand for new homes during fiscal 2012 has improved from the prior year. However, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at historically low levels, with uneven improvement across our operating markets.

During the prolonged downturn of the housing market, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases, renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. Since January 2009, however, we began to see more opportunities to purchase land at prices that made economic sense in light of our sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During fiscal 2012, we opened 61 new communities, purchased approximately 3,600 lots within 163 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 6,600 lots in 222 newly identified communities. Also during fiscal 2012, we sold 828 of our owned lots to GSO Capital Partners LP (“GSO”), for proceeds of $49.8 million, net of transaction costs of $1.1 million, with the option to purchase back finished lots on a quarterly basis. From October 31, 2011 through October 31, 2012, our active community count decreased by 20 communities as a result of increased sales pace. We continue to consider and make new land acquisitions to replenish our community count. We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $21.1 million from $211.4 million for fiscal 2011 to $190.3 million for fiscal 2012 due to the continued tightening of variable spending across all of our operating segments. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the year ended October 31, 2012, homebuilding selling, general and administrative costs declined 12.0% to $142.1 million compared to the year ended October 31, 2011.

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

We elected the fair value option for our mortgage loans held for sale in accordance with ASC 825, “Financial Instruments”, which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  We have established reserves for probable losses.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements.

We decide to mothball (or stop development on) certain communities when we determine that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2012, the net book value associated with our 53 mothballed communities was $124.2 million, net of impairment charges of $467.8 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2012, we mothballed one community previously held for sale, re-activated two communities and sold five communities which were previously mothballed.

During fiscal 2012, we entered into certain model sale leaseback financing arrangements, whereby we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement, for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale.  Therefore, for purposes of our Consolidated Balance Sheet, the inventory of $33.7 million was reclassified to consolidated inventory not owned, with a $32.9 million liability from inventory not owned for the amount of net cash received.

During fiscal 2012, we entered into a land banking arrangement with GSO Capital Partners LP (“GSO”).  We sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes, this transaction is considered a financing rather than a sale.  For purposes of our Consolidated Balance Sheet, the inventory of $56.9 million was reclassified to consolidated inventory not owned, with a $44.8 million liability from inventory not owned recorded for the amount of net cash received.

The recoverability of inventories and other long-lived assets is assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment - Overall” (“ASC 360-10”). ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

•	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;

•	the current sales absorption pace for both our communities and competitor communities;

•	community specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;

•	potential for alternative product offerings to respond to local market conditions;

•	changes by management in the sales strategy of the community;

•	current local market economic and demographic conditions and related trends of forecasts; and

•	existing home inventory supplies, including foreclosures and short sales.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2010 to October 31, 2012 ranged from 16.8% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed not probable that the optioned property will be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant in comparison to the total costs written off.

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale.  These land parcels represented $4.4 million of our total inventories at October 31, 2012, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

            Insurance Deductible Reserves - For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2012 and 2011 is $0.1 million up to a $5 million limit. Our aggregate retention in 2012 and 2011 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Land Options - Deposits on options to acquire improved or unimproved home sites and pre-development costs incurred on this land under option are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  The evaluation of whether or not we are the primary beneficiary can require significant judgment.  Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. We record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interests are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2011 and fiscal 2012, there were no write-downs of our joint venture investments.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we estimate and accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We also accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general, and administrative costs. Warranty accruals require our management to make significant estimates about the cost of future claims.  Both of these liabilities are recorded in “Accounts payable and other liabilities” on the Consolidated Balance Sheets.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we had such facilities for our homebuilding operations) and the issuance of new debt and equity securities.  During the prolonged housing market downturn that began in late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (notes payable, excluding accrued interest, less homebuilding cash and cash equivalents) during fiscal 2008 and 2009 by approximately $773 million.  Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces.  As such, since that time, despite acquiring new land at higher levels than in the previous few years we have been able to further reduce our net debt by approximately $48 million.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through October 31, 2012, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

Our homebuilding cash balance at October 31, 2012 increased by $14.0 million from October 31, 2011. The significant uses of cash during fiscal 2012 were primarily due to spending approximately $363.8 million on land and land development, and for repurchases of certain of our senior and senior secured notes. Through the third quarter of fiscal 2012, we spent $75.4 million for principal payments and debt repurchases of certain of our senior and senior secured notes and $22.1 million for the November 2011 debt exchange discussed below. In the fourth quarter of fiscal 2012, we issued $797.0 million of new senior secured notes and $100.0 million of senior exchangeable notes units, and used the proceeds for the tender offer and redemption of $797.0 million of then existing senior secured notes at a premium, resulting in net cash paid of $22.8 million. These cash uses were partially offset by $47.3 million of proceeds received through the April 2012 common stock issuance, $32.9 million of net proceeds from model sale leaseback financing programs, $44.8 million of net proceeds from a new land banking arrangement and a $31.8 million reduction of homebuilding restricted cash. Most of this restricted cash became unrestricted as the letters of credit the cash collateralized were released during fiscal 2012. The remaining change in cash came from normal operations.

Our cash uses during fiscal 2012 and 2011 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, repurchases, state income taxes, interest payments and investments in joint ventures. During these periods, we funded our cash requirements from available cash on hand, debt and equity issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues, and other revenues. We believe that these sources of cash will be sufficient through fiscal 2013 to finance our working capital requirements and other needs. However, if necessary, potential additional sources to generate cash could include entering into additional joint ventures or land banking deals, issuing equity for cash or debt, selling excess land, entering into additional model sale leasebacks, limiting started unsold homes, delaying or reducing land purchases and take-downs or reducing land development spending.

 On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. During fiscal 2012, we repurchased 0.1 million shares under this program, but we did not repurchase any shares under this program during fiscal 2011 or 2010. As of October 31, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. In fiscal 2012, 2011, and 2010, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On October 20, 2009, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) issued $785.0 million ($770.9 million net of discount) of 10.625% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers and consent solicitations for our then outstanding 11.5% Senior Secured Notes due 2013 and 18.0% Senior Secured Notes due 2017 and certain series of our unsecured notes. In May 2011, we issued $12.0 million of additional 10.625% Senior Secured Notes due 2016 as discussed below. The 10.625% Senior Secured Notes due 2016 were the subject of a tender offer in October 2012, and the notes that were not tendered in the tender offer were redeemed, as discussed below.

On January 15, 2010, the remaining $13.6 million principal amount of our 6.0% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6.5% Senior Notes due 2014, $54.5 million principal amount of 6.375% Senior Notes due 2014, $29.5 million principal amount of 6.25% Senior Notes due 2015, $1.4 million principal amount of 8.875% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7.75% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million for the year ended October 31, 2010, net of the write-off of unamortized discounts and fees.

On February 9, 2011, we issued 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share.

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”).  As of October 31, 2012 and 2011, we had an aggregate principal amount of $6.1 million and $13.3 million, respectively, of  Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Notes, allocated as set forth in the amortization schedule provided in the indenture under which the Senior Subordinated Amortizing Notes were issued.  The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated  Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Senior Subordinated Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of October 31, 2012, 1.6 million Purchase Contracts have been converted into 7.7 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 3 to the Consolidated Financial Statements.  These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012.

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015, which are guaranteed by us and substantially all of our subsidiaries.  These notes were the subject of a November 2011 exchange offer discussed below. The net proceeds from the issuances of the 11.875% Senior Notes due 2015, Class A Common Stock described above, and Units were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes: approximately $24.6 million aggregate principal amount of 8.0% Senior Notes due 2012, $44.1 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2013. On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all outstanding notes of such series that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million. Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Units and the 11.875% Senior Notes due 2015. In both, the tender offers and redemptions, we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes.

On May 4, 2011, K. Hovnanian issued $12.0 million of additional 10.625% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011, we used these net proceeds together with cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11.5% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017. These transactions, along with the tender offers and redemptions in February and March 2011 discussed above, resulted in a loss of $3.1 million during the year ended October 31, 2011.

 On November 1, 2011, we issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”, and together with the 5.0% 2021 Notes the “2021 Notes”) in exchange for $195.0 million of certain of our unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Consolidated Statement of Operations. See Note 9 to the Consolidated Financial Statements for further discussion.

On October 2, 2012, K. Hovnanian issued $577.0 million aggregate principal amount of 7.25% senior secured first lien notes due 2020 (the "First Lien Notes") and $220.0 million aggregate principal amount of 9.125% senior secured second lien notes due 2020 (the "Second Lien Notes" and, together with the First Lien Notes, the "2020 Secured Notes") in a private placement (the "2020 Secured Notes Offering"). The net proceeds from the 2020 Secured Notes Offering, together with the net proceeds of the Units offering discussed below, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and the redemption of the remaining notes that were not purchased in the tender offer as described below.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2012, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $572.4 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $236.8 million as of October 31, 2012, which includes $30.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The First Lien Notes are redeemable in whole or in part at our option at any time prior to October 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.”  We may also redeem some of all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018.  In addition, we may redeem up to 35% of the aggregate principal amount of the First Lien Notes prior to October 15, 2015 with the net cash proceeds from certain equity offerings at 107.25% of principal.

The Second Lien Notes are redeemable in whole or in part at our option at any time prior to November 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.”  We may also redeem some or all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018.  In addition, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes prior to November 15, 2015 with the net cash proceeds from certain equity offerings at 109.125% of principal.

Also on October 2, 2012, the Company and K. Hovnanian issued $100,000,000 aggregate stated amount of 6.0% Exchangeable Note Units (the “Units”) (equivalent to 100,000 Units).  Each $1,000 stated amount of Units initially consists of (1) a zero coupon senior exchangeable note due December 1, 2017 (the “Exchangeable Note”) issued by K. Hovnanian, which bears no cash interest and has an initial principal amount of $768.51 per Exchangeable Note, and that will accrete to $1,000 at maturity and (2) a senior amortizing note due December 1, 2017 (the “Senior Amortizing Note”) issued by K. Hovnanian, which has an initial principal amount of $231.49 per Senior Amortizing Note, bears interest at a rate of 11.0% per annum, and has a final installment payment date of December 1, 2017.  Each Unit may be separated into its constituent Exchangeable Note and Senior Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.

Each Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis).  Holders may exchange their Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017.  Each Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock).  The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Exchangeable Notes in connection with such corporate event.  In addition, holders of Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Exchangeable Notes upon the occurrence of certain of these corporate events.

On each June 1 and December 1 commencing on June 1, 2013 (each, an “installment payment date”) K. Hovnanian will pay holders of Senior Amortizing Notes equal semi-annual cash installments of $30.00 per Senior Amortizing Note (except for the June 1, 2013 installment payment, which will be $39.83 per Senior Amortizing Note), which cash payment in the aggregate will be equivalent to 6.0% per year with respect to each $1,000 stated amount of Units.  Each installment will constitute a payment of interest (at a rate of 11.0% per annum) and a partial repayment of principal on the Senior Amortizing Note. If certain corporate events occur prior to the maturity date, holders of the Senior Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Amortizing Notes.

The net proceeds of the Units Offering, along with the net proceeds from the 2020 Secured Notes Offering previously discussed, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and redemption of the remaining notes that were not purchased in the tender offer as described below.

On October 2, 2012, pursuant to a cash tender offer and consent solicitation, we purchased in a fixed-price tender offer approximately $637.2 million aggregate principal amount of 10.625% Senior Secured Notes due 2016 for approximately $691.3 million, plus accrued and unpaid interest.  Subsequently, all 10.625% Senior Secured Notes due 2016 that were not tendered in the tender offer (approximately $159.8 million) were redeemed for an aggregate redemption price of approximately $181.8 million. The tender offer and redemption resulted in a loss on extinguishment of debt of $87.0 million, including the write-off of unamortized discounts and fees.

During the year ended October 31, 2012, we repurchased for cash in the open market and privately negotiated transactions $21.0 million principal amount of our 6.25% Senior Notes due 2016, $61.1 million principal amount of our 7.5% Senior Notes due 2016, $37.4 million principal amount of our 8.625% Senior Notes due 2017 and $2.0 million principal amount of our 11.875% Senior Notes due 2015.  No such repurchases were made during the quarter ended October 31, 2012.  The aggregate purchase price for these repurchases was $72.2 million plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $48.4 million for the year ended October 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.” Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 3 to the Consolidated Financial Statements).

In addition, during the year ended October 31, 2012, pursuant to agreements with bondholders we exchanged $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $18.3 million of our outstanding 8.625% Senior Notes due 2017 for shares of our Class A Common Stock, as discussed in Note 3 to the Consolidated Financial Statements.  These transactions were treated as a substantial modification of debt, resulting in a gain on extinguishment of debt of $9.3 million for the year ended October 31, 2012.  No such exchanges were made during the quarter ended October 31, 2012. The gain is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

As of October 31, 2012, we had $992.0 million of outstanding senior secured notes ($977.4 million, net of discount), comprised of $53.2 million 2.0% Senior Secured Notes due 2021, $141.8 million 5.0% Senior Secured Notes due 2021, $577.0 million 7.25% Senior Secured First Lien Notes due 2020 and $220.0 million 9.125% Senior Secured Second Lien Notes due 2020. As of October 31, 2012, we also had $460.6 million of outstanding senior notes ($458.7 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of October 31, 2012, we had outstanding $6.1 million Senior Subordinated Amortizing Notes due 2014, $76.9 million Senior Exchangeable Notes due 2017 and $23.1 million 11.0% Senior Amortizing Notes due 2017.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at October 31, 2012 (see Note 22 to the Consolidated Financial Statements).  In addition, the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021 are guaranteed by K. Hovnanian JV Holdings, L.L.C and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness with respect to certain of the senior secured notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2012, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes) is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

We do not have a revolving credit facility but have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $29.5 million and $54.1 million of letters of credit outstanding as of October 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $30.7 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75.0 million through November 16, 2012 and thereafter up to $50.0 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $58.8 million.

On May 29, 2012, K. Hovnanian Mortgage entered into another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 3.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Customers Master Repurchase Agreement was $22.9 million.

On June 29, 2012, K. Hovnanian Mortgage entered into a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.63% at October 31, 2012, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Credit Suisse Master Repurchase Agreement was $25.8 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of October 31, 2012, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

During fiscal 2011 and 2012, Fitch Ratings (“Fitch”), Moody’s Investor Services (“Moody’s”) and Standard and Poor’s (“S&P”), took certain rating actions as follows:

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

•	On November 2, 2011, Fitch lowered our Issuer Default Rating (“IDR”) to Restricted Default (“RD”) from CCC. Subsequently, on November 14, 2011, Fitch raised our IDR from RD back to CCC.

•	On July 27, 2012, S&P revised its outlook on the Company to positive from negative. At the same time, it affirmed its ratings on the Company, including the “CCC-” corporate credit rating.

•
On November 5, 2012, S&P raised our corporate credit rating to CCC+ from CCC- and removed us from CreditWatch positive. On the same date, S&P also raised the ratings on our senior secured notes to CCC from CC and on our unsecured notes to CCC- from CC, as well as removed them from CreditWatch positive.

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

Total inventory, excluding consolidated inventory not owned, decreased $74.8 million during the year ended October 31, 2012.  Total inventory, excluding consolidated inventory not owned, increased in the Midwest $12.0 million and in the Southwest by $17.9 million.  This increase was offset by decreases in the Northeast of $20.5 million, in the Mid-Atlantic by $43.3 million, in the Southeast by $3.8 million and in the West of $37.1 million.  The decreases were primarily attributable to inventory that was reclassified to consolidated inventory not owned during the period as discussed below and to delivering homes at a faster pace than replenishing with new land, as noted by the decrease in our community count from October 31, 2011 to October 31, 2012.  There were also land sales in several of our segments throughout fiscal 2012, contributing to the decrease in inventory.  These decreases were partially offset by the acquisition of new land parcels and consolidation of a community that was previously held in one of our unconsolidated joint ventures.  During the year ended October 31, 2012, we incurred $9.8 million in impairments, which primarily related to a property that is held for sale in the Northeast, a community in the Midwest, several communities in the Southeast and two communities in the West in fringe markets in these areas that continue to see weakening market conditions.  In addition, we wrote-off costs in the amount of $2.7 million during the year ended October 31, 2012 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at October 31, 2012 are expected to be closed during the next 12 months.

The total inventory decrease discussed above excluded the increase in consolidated inventory not owned of $88.2 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The increase from October 31, 2011 to October 31, 2012, was due to sale and leaseback of certain model homes and land banking transactions during fiscal 2012.  During fiscal 2012, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Consolidated Balance Sheet, the inventory of $33.7 million was reclassified to consolidated inventory not owned, with a $32.9 million liability from inventory not owned for the amount of net cash received. In addition, we entered into a land banking arrangement in fiscal 2012 with GSO whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes this transaction is considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, the inventory of $56.9 million was reclassified to consolidated inventory not owned, with a $44.8 million liability from inventory not owned recorded for the amount of net cash received. Offsetting the increase in consolidated inventory not owned was a decrease due to the purchase of properties in the Southwest and West during the period, which had specific performance obligations.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property.  As of October 31, 2012, we have mothballed land in 53 communities.  The book value associated with these communities at October 31, 2012 was $124.2 million, net of impairment write-downs of $467.8 million.  We continually review communities to determine if mothballing is appropriate.  During the fiscal 2012, we mothballed one community previously held for sale, re-activated two communities and sold five communities which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at October 31, 2012, on the Consolidated Balance Sheets, decreased by $26.5 million compared to October 31, 2011.  The decrease was due to the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast and Southeast and additional impairments taken in the Northeast, Midwest, Southeast and West during fiscal 2012, offset by an increase due to the acquisition of new land in all segments during fiscal 2012.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2012 compared to 2011 is attributable to the delivery of homes during fiscal 2012, offset by new lots controlled via option or purchase during 2012.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2012:
Northeast	4,363	264	4,099
Mid-Atlantic	5,878	266	5,612
Midwest	3,204	427	2,777
Southeast	2,179	235	1,944
Southwest	5,753	506	5,247
West	6,642	191	6,451
Consolidated total	28,019	1,889	26,130
Unconsolidated joint ventures	1,774	256	1,518
Total including unconsolidated joint ventures	29,793	2,145	27,648
Owned	16,427	1,499	14,928
Optioned	11,418	216	11,202
Construction to permanent financing lots	174	174	-
Consolidated total	28,019	1,889	26,130
Lots controlled by unconsolidated joint ventures	1,774	256	1,518
Total including unconsolidated joint ventures	29,793	2,145	27,648

October 31, 2011:
Northeast	4,739	265	4,474
Mid-Atlantic	5,592	325	5,267
Midwest	2,099	226	1,873
Southeast	2,846	124	2,722
Southwest	5,527	331	5,196
West	7,502	116	7,386
Consolidated total	28,305	1,387	26,918
Unconsolidated joint ventures	2,731	276	2,455
Total including unconsolidated joint ventures	31,036	1,663	29,373
Owned	18,277	1,141	17,136
Optioned	9,913	131	9,782
Construction to permanent financing lots	115	115	-
Consolidated total	28,305	1,387	26,918
Lots controlled by unconsolidated joint ventures	2,731	276	2,455
Total including unconsolidated joint ventures	31,036	1,663	29,373

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2012			October 31, 2011
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	116	9	125	86	18	104
Mid-Atlantic	65	7	72	73	30	103
Midwest	19	22	41	45	38	83
Southeast	55	10	65	58	30	88
Southwest	355	19	374	431	81	512
West	39	6	45	118	52	170
Total	649	73	722	811	249	1,060
Started or completed unsold homes and models per active selling communities(1)	3.8	0.4	4.2	4.2	1.3	5.5

(1)	Active selling communities, which are communities that are open for sale with 10 or more home sites available, were 172 and 192 at October 31, 2012, and 2011, respectively.

Unsold homes at October 31, 2012 decreased compared to the prior year, as the market improved and the sales pace per community increased in 2012. Models owned decreased as a result of the sale and leaseback transactions in fiscal 2012, as previously discussed.

Restricted cash and cash equivalents decreased $31.8 million to $41.7 million at October 31, 3012 compared to October 31, 2011. The decrease was primarily related to the release of cash securitizing letters of credit due to a reduction in our outstanding letters of credit.  The largest reduction related to a land sale in the Northeast in the fourth quarter of fiscal 2011, whereby a letter of credit obligation was released in early fiscal 2012 in conjunction with the sale. In addition, there was a reduction in our surety bond escrow cash requirements during fiscal 2012.

Investments in and advances to unconsolidated joint ventures increased $3.3 million during the fiscal year ended October 31, 2012. The increase is primarily due to the timing of advances at October 31, 2012 as compared to October 31, 2011. As of October 31, 2012, we had investments in seven homebuilding joint ventures and two land development joint ventures. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes increased $9.5 million since October 31, 2011 to $61.8 million at October 31, 2012. The increase was due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as receivables from our insurance carriers for certain warranty claims.

Property, plant and equipment decreased $4.7 million during the twelve months ended October 31, 2012 primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2012	October 31, 2011	Dollar Change
Prepaid insurance	$1,729	$1,808	$(79)
Prepaid project costs	24,008	27,206	(3,198)
Senior residential rental properties	5,430	7,374	(1,944)
Other prepaids	26,086	21,699	4,387
Other assets	9,441	9,611	(170)
Total	$66,694	$67,698	$(1,004)

Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Prepaid project costs decreased for homes delivered and were not fully offset by prepaid spending for new communities.  Senior residential rental properties decreased due to the sale of one of our properties during fiscal 2012.  Other prepaids increased mainly due to capitalization of new prepaid costs associated with the issuance of our senior secured notes in October 2012, offset by the write-off of prepaid costs associated with our senior secured notes that were repurchased and redeemed in 2012, along with the amortization of our remaining prepaid debt costs.

Financial Services - Restricted cash increased $18.4 million to $22.5 million at October 31, 2012. The increase primarily related to an increase in the volume and timing of home closings at the end of fiscal 2012 compared to the end of fiscal 2011.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale, of which $115.0 million and $71.2 million at October 31, 2012 and October 31, 2011, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2011 was primarily related to an increase in the volume of loans originated during fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, along with an increase in the average loan value. Also included in “Mortgage loans held for sale” are $2.0 million and $1.0 million residential mortgages receivable held for sale in October 31, 2012 and October 31, 2011, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the house.

Nonrecourse land mortgages were $38.3 million at October 31, 2012 and $26.1 million at October 31, 2011. The increase is primarily due to a mortgage on a community that was previously owned by one of our unconsolidated joint ventures and was consolidated during fiscal 2012.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2012	October 31, 2011	Dollar Change
Accounts payable	$89,310	$85,415	$3,895
Reserves	129,025	141,496	(12,471)
Accrued expenses	29,969	43,151	(13,182)
Accrued compensation	26,625	23,432	3,193
Other liabilities	21,581	10,139	11,442
Total	$296,510	$303,633	$(7,123)

The increase in accounts payable was primarily due to the higher volume of deliveries in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The decrease in reserves is primarily related to various legal settlements during fiscal 2012.  The decrease in accrued expenses is primarily due to decreases in property tax and payroll accruals due to timing of the payments and amortization of abandoned lease space accruals.  The increase in accrued compensation is primarily due to the increased bonus accruals as profitability increased in certain of our markets in fiscal 2012.  Other liabilities increased primarily due to a payable to a former joint venture partner for the buy-out of their share of the joint venture during fiscal 2012.

Customer deposits increased to $23.8 million at October 31, 2012 from $16.7 million at October 31, 2011. This increase is primarily attributable to the increase in backlog as of October 31, 2012.

Financial Services - Mortgage warehouse line of credit increased $57.8 million from $49.7 million at October 31, 2011, to $107.5 million at October 31, 2012. The increase correlates to the increase in the volume of mortgage loans held for sale during the period. In connection with the increase in loan volume, we entered into two new secured master repurchase agreements during fiscal 2012, thereby increasing our available lines of credit at October 31, 2012 as compared to October 31, 2011.

Financial Services - Accounts payable and other liabilities increased $23.1 million to $37.6 million at October 31, 2012. The increase primarily relates to the increase in Financial Services restricted cash during the period, due to an increase in the volume and timing of home closings during the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

Liabilities from inventory not owned increased $75.4 million to $77.8 million at October 31, 2012 from $2.4 million at October 31, 2011.The increase is primarily due to the land banking and model home financing programs, described with the change in inventory not owned discussion under “Capital Resources and Liquidity”.  Offsetting the increase was a decrease due to the take-down of properties in the Southwest and West during the period, which had a specific performance purchase obligation.

Income taxes payable of $41.8 million at October 31, 2011 decreased $34.9 million during the year ended October 31, 2012 to $6.9 million primarily due to the elimination of certain state tax reserves for uncertain tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Homebuilding:
Sale of homes	$333,106	$(255,025)	$(194,970)
Land sales	5,043	19,925	(20,430)
Other revenues	3,043	657	(5,471)
Financial services	9,254	(2,492)	(3,577)
Total change	$350,446	$(236,935)	$(224,448)
Total revenues percent change	30.9%	(17.3)%	(14.1)%

Homebuilding

Sale of homes revenues increased $333.1 million, or 31.1%, for the year ended October 31, 2012, decreased $255.0 million, or 19.2%, for the year ended October 31, 2011 and decreased $195.0 million or 12.8%, for the year ended October 31, 2010. The increased revenues in 2012 were primarily due to the number of home deliveries increasing 22.0% and the average price per home increasing to $300,595 from $279,873 in 2011.  The decreased revenues in 2011 and 2010 were primarily due to the number of home deliveries declining 19.0%, and 11.8%, respectively. Average price per home also decreased to $279,873 in 2011 from $280,715 in 2010. The fluctuations in average prices were a result of the geographic and community mix of our deliveries, as well as price increases in certain of our individual communities.  During fiscal 2012, we were able to raise prices in a number of our communities.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Northeast:
Housing revenues	$218,396	$179,866	$296,449
Homes delivered	505	399	718
Average price	$432,467	$450,792	$412,882
Mid-Atlantic:
Housing revenues	$268,880	$199,061	$280,132
Homes delivered	649	524	753
Average price	$414,299	$379,887	$372,021
Midwest:
Housing revenues	$106,539	$70,465	$91,260
Homes delivered	477	360	439
Average price	$223,352	$195,736	$207,882
Southeast:
Housing revenues	$113,347	$79,146	$92,712
Homes delivered	482	339	384
Average price	$235,160	$233,469	$241,438
Southwest:
Housing revenues	$515,757	$418,631	$391,807
Homes delivered	2,003	1,726	1,767
Average price	$257,492	$242,544	$221,736
West:
Housing revenues	$182,661	$125,305	$175,139
Homes delivered	560	484	668
Average price	$326,180	$258,895	$262,184
Consolidated total:
Housing revenues	$1,405,580	$1,072,474	$1,327,499
Homes delivered	4,676	3,832	4,729
Average price	$300,595	$279,873	$280,715
Unconsolidated joint ventures:
Housing revenues	$320,657	$172,343	$124,149
Homes delivered	680	384	280
Average price	$471,554	$448,810	$443,389
Total including unconsolidated joint ventures:
Housing revenues	$1,726,237	$1,244,817	$1,451,648
Homes delivered	5,356	4,216	5,009
Average price	$322,300	$295,260	$289,808

The overall increase in housing revenues and deliveries during year ended October 31, 2012, as compared to year ended October 31, 2011, was primarily attributed to market improvement demonstrated by an increase in sales pace per community from 21.3 to 28.1 for fiscal 2011 and 2012, respectively. Housing revenues and average sales prices in 2012 increased in all of our homebuilding segments combined by 31.1% and 7.4%, respectively.  In our homebuilding segments, homes delivered increased in fiscal 2012 as compared to fiscal 2011 by 26.6%, 23.9%, 32.5%, 42.2%, 16.0% and 15.7% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

The decrease in housing revenues during the years ended October 31, 2011 and October 31, 2010 was primarily due to the continued weak market conditions in most of our markets at that time.  Housing revenues and average sales prices in 2011 decreased in all of our homebuilding segments combined by 19.2% and 0.3%, respectively. In our homebuilding segments, homes delivered decreased in fiscal 2011 as compared to fiscal 2010 by 44.4%, 30.4%, 18.0%, 11.7%, 2.3% and 27.5% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2012, 2011 and 2010 are set forth below:
	Quarter Ended
(In thousands)	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Housing revenues:
Northeast	$71,675	$63,811	$49,834	$33,077
Mid-Atlantic	76,259	75,075	64,432	53,113
Midwest	36,579	28,213	23,590	18,157
Southeast	47,328	24,432	21,462	20,125
Southwest	170,913	139,407	114,284	91,153
West	66,521	40,543	38,892	36,705
Consolidated total	$469,275	$371,481	$312,494	$252,330
Sales contracts (net of cancellations):
Northeast	$68,779	$54,575	$54,887	$28,198
Mid-Atlantic	63,208	55,399	82,121	49,622
Midwest	40,446	43,100	45,431	28,408
Southeast	43,624	38,562	39,305	24,471
Southwest	153,700	166,120	166,529	103,860
West	71,108	65,640	61,670	30,206
Consolidated total	$440,865	$423,396	$449,943	$264,765

	Quarter Ended
(In thousands)	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Housing revenues:
Northeast	$57,014	$43,443	$36,126	$43,284
Mid-Atlantic	49,050	57,104	46,643	46,263
Midwest	21,249	17,716	17,466	14,034
Southeast	29,064	17,894	16,684	15,504
Southwest	126,204	107,861	97,339	87,227
West	30,555	32,461	32,716	29,573
Consolidated total	$313,136	$276,479	$246,974	$235,885
Sales contracts (net of cancellations):
Northeast	$40,014	$56,427	$57,394	$37,435
Mid-Atlantic	56,269	73,986	55,874	52,013
Midwest	20,863	21,273	20,521	12,331
Southeast	20,775	28,301	23,345	15,640
Southwest	101,549	113,370	104,010	85,787
West	38,953	38,950	32,423	22,282
Consolidated total	$278,423	$332,307	$293,567	$225,488

	Quarter Ended
(In thousands)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Housing revenues:
Northeast	$79,040	$91,740	$56,955	$68,714
Mid-Atlantic	73,654	72,767	67,634	66,076
Midwest	29,177	22,650	16,029	23,404
Southeast	17,472	28,522	22,041	24,677
Southwest	103,190	103,065	103,428	82,124
West	37,043	49,333	44,406	44,358
Consolidated total	$339,576	$368,077	$310,493	$309,353
Sales contracts (net of cancellations):
Northeast	$42,925	$43,314	$52,208	$55,379
Mid-Atlantic	64,597	50,845	73,704	46,949
Midwest	12,111	16,526	27,289	16,421
Southeast	18,965	15,264	25,334	17,236
Southwest	111,760	88,360	114,166	79,656
West	31,571	33,313	43,857	36,041
Consolidated total	$281,929	$247,622	$336,558	$251,682

Contracts per average active selling community in 2012 were 28.1 compared to fiscal 2011 of 21.3. Our reported level of sales contracts (net of cancellations) has been impacted by the increase in the pace of sales in all of the Company’s segments, due to improved market conditions and lower interest rates on mortgages during fiscal 2012. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2012	2011	2010	2009	2008
First	21%	22%	21%	31%	38%
Second	16%	20%	17%	24%	29%
Third	20%	18%	23%	23%	32%
Fourth	23%	21%	24%	24%	42%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2012	2011	2010	2009	2008
First	18%	18%	13%	22%	16%
Second	21%	22%	17%	31%	24%
Third	18%	20%	15%	23%	20%
Fourth	18%	18%	25%	20%	30%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate based both on gross sales contracts and as a percentage of beginning backlog for the fourth quarter of 2012 was more typical of what we believe to be normalized levels. However, it is difficult to predict if the trends shown in the tables above will continue.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by segment is set forth below:

(Dollars In thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Northeast:
Total contract backlog	$115,416	$108,645	$94,363
Number of homes	264	265	236
Mid-Atlantic:
Total contract backlog	$118,773	$137,303	$106,589
Number of homes	266	325	262
Midwest:
Total contract backlog	$95,716	$44,870	$34,188
Number of homes	427	226	222
Southeast:
Total contract backlog	$62,696	$30,080	$20,212
Number of homes	235	124	82
Southwest:
Total contract backlog	$160,840	$86,388	$88,123
Number of homes	506	331	337
West:
Total contract backlog	$78,877	$32,914	$27,304
Number of homes	191	116	110
Totals:
Total consolidated contract backlog	$632,318	$440,200	$370,779
Number of homes	1,889	1,387	1,249

Our net contracts for the full years of fiscal 2012 and 2011, excluding unconsolidated joint ventures, increased 27.7% and decreased 4.4%, respectively, as compared to the prior fiscal year.  In the month of November 2012, excluding unconsolidated joint ventures, we signed an additional 347 net contracts amounting to $111.2 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Sale of homes	$1,405,580	$1,072,474	$1,327,499
Cost of sales, net of impairment reversals and excluding interest expense	1,155,643	905,253	1,103,872
Homebuilding gross margin, before cost of sales interest expense and land charges	249,937	167,221	223,627
Cost of sales interest expense, excluding land sales interest expense	48,843	57,016	79,095
Homebuilding gross margin, after cost of sales interest expense, before land charges	201,094	110,205	144,532
Land charges	12,530	101,749	135,699
Homebuilding gross margin, after cost of sales interest expense and land charges	$188,564	$8,456	$8,833
Gross margin percentage, before cost of sales interest expense and land charges	17.8%	15.6%	16.8%
Gross margin percentage, after cost of sales interest expense, before land charges	14.3%	10.3%	10.9%
Gross margin percentage after cost of sales interest expense and land charges	13.4%	0.8%	0.7%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Sale of homes	100%	100%	100%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.1%	71.9%	69.9%
Commissions	3.4%	3.5%	3.3%
Financing concessions	1.7%	2.0%	2.2%
Overheads	6.0%	7.0%	7.8%
Total cost of sales, before interest expense and land charges	82.2%	84.4%	83.2%
Gross margin percentage, before cost of sales interest expense and land charges	17.8%	15.6%	16.8%
Cost of sales interest	3.5%	5.3%	5.9%
Gross margin percentage, after cost of sales interest expense and before land charges	14.3%	10.3%	10.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges increased to 17.8% for the year ended October 31, 2012 compared to 15.6% for the same period last year. The increase in gross margin percentage is primarily due to the mix of higher margin homes delivered during the fiscal year ended October 31, 2012 compared to the same period of the prior year. During fiscal 2012, we continued to see an increase in the pace of sales in some of our markets and, as a result, in many communities we have been able to increase base prices and increase lot premiums, without adversely impacting the sales pace. In addition, we are currently delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn. The declining pace of sales in our markets during fiscal 2010 and 2011 led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we increased incentives, reduced lot location premiums, and lowered some base prices, all of which significantly impacted our margins and resulted in significant inventory impairments in prior years.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $12.5 million, $101.7 million, and $135.7 million during the years ended October 31, 2012, 2011, and 2010, respectively, to their estimated fair value. See “Note 13 to the Consolidated Financial Statements” for an additional discussion. During the years ended October 31, 2012, 2011, and 2010, we wrote-off residential land options and approval and engineering costs totaling $2.7 million, $24.3 million, and $13.2 million, respectively, which are included in the total land charges mentioned above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in all of our segments. The inventory impairments amounted to $9.8 million, $77.5 million, and $122.5 million for the years ending October 31, 2012, 2011 and 2010, respectively.  In 2012, inventory impairments were lower than they had been in several years as we began to see some stabilization in the prices and sales pace in some of our segments as reflected by the overall improvement of the housing industry.  In 2011 and 2010, the majority of the impairments were in the Northeast and West segments.  Impairments in the Northeast were primarily due to increased weakness in the market, primarily in Northern New Jersey and communities now classified as held for sale or sold and thus adjusted to fair value.  In the West, where we had significant competition from foreclosures, we had reduced prices in order to maintain sales pace.  This is especially true in some of the more fringe markets in our West segment.  It is difficult to predict if this trend will continue, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2012. In 2012, we walked away from 15.7% of all the lots we controlled under option contracts. The remaining 84.3% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2012:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots(1)	Walk-Away Lots as a % of Total Option Lots
Northeast	$0.7	309	14.5%	2,228	13.9%
Mid-Atlantic	0.6	459	21.5%	3,072	14.9%
Midwest	0.2	208	9.7%	1,346	15.5%
Southeast	0.7	763	35.8%	1,774	43.0%
Southwest	0.4	395	18.5%	4,269	9.3%
West	0.1	-	0%	863	0%
Total	$2.7	2,134	100.0%	13,552	15.7%

(1)	Includes lots optioned at October 31, 2012 and lots optioned that the Company walked away from in the year ended October 31, 2012.

The following table represents impairments by segment for the year ended October 31, 2012:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value
Northeast	$2.8	28.6%	$19.6	14.3%
Mid-Atlantic	0.4	4.1%	0.8	50.0%
Midwest	1.6	16.3%	4.5	35.6%
Southeast	2.8	28.6%	8.3	33.7%
Southwest	-	0%	-	0%
West	2.2	22.4%	4.9	44.9%
Total	$9.8	100.0%	$38.1	25.7%

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Land and lot sales	$31,788	$26,745	$6,820
Cost of sales, net of impairment reversals and excluding interest	24,158	8,648	177
Land and lot sales gross margin, excluding interest	7,630	18,097	6,643
Land sales interest expense	5,695	17,660	5,345
Land and lot sales gross margin, including interest	$1,935	$437	$1,298

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Revenue from land sales for the year ended October 31, 2012 increased $5.0 million compared to the year ended October 31, 2011. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.  There were a few larger land sales in fiscal 2012 compared to the prior year, which resulted in the increase in land sales revenue.

Land sales and other revenues increased $8.1 million and $20.6 million for the years ended October 31, 2012 and October 31, 2011, respectively. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  In fiscal 2012, the primary reason for the increase in other revenue is the increase in land sales revenue mentioned above, along with a $1.0 million increase in interest income recognized from a note receivable. The remaining increase relates to minor fluctuations among the various components of other revenue. In fiscal 2011, the primary reason for the increase in other revenue by $0.7 million was due to the payoff of a note receivable owed to us from which we recognized interest income.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $19.4 million to $142.1 million for the twelve months ended October 31, 2012 as compared to the twelve months ended October 31, 2011.  This decrease was a result of the continued efforts to reduce SGA expenses through administration consolidation and other cost saving measures.  In addition, SGA expenses as a percentage of homebuilding revenues improved to 9.8% for the twelve months ended October 31, 2012 compared to 14.6% for the twelve months ended October 31, 2011. SGA decreased to $161.5 million for the year ended October 31, 2011 from $178.3 million for the year ended October 31, 2010.  These decreases in SGA expenses were the result of reduced costs through headcount reduction, administrative consolidation and other cost saving measures.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2012	Variance 2012 Compared to 2011	2011	Variance 2011 Compared to 2010	2010
Northeast
Homebuilding revenue	$233,326	$31,342	$201,984	$(96,729)	$298,713
Loss before income taxes	$(4,683)	$94,593	$(99,276)	$(6,671)	$(92,605)
Homes delivered	505	106	399	(319)	718
Average sales price	$432,467	$(18,325)	$450,792	$37,910	$412,882
Contract cancellation rate	26%	8%	18%	(5)%	23%
Mid-Atlantic
Homebuilding revenue	$273,080	$73,364	$199,716	$(82,336)	$282,052
Income (loss) before income taxes	$17,262	$34,548	$(17,286)	$(12,524)	$(4,762)
Homes delivered	649	125	524	(229)	753
Average sales price	$414,299	$34,412	$379,887	$7,866	$372,021
Contract cancellation rate	28%	2%	26%	0%	26%
Midwest
Homebuilding revenue	$106,719	$36,152	$70,567	$(22,791)	$93,358
Income (loss) before income taxes	$253	$9,230	$(8,977)	$4,249	$(13,226)
Homes delivered	477	117	360	(79)	439
Average sales price	$223,352	$27,616	$195,736	$(12,146)	$207,882
Contract cancellation rate	18%	3%	15%	(5)%	20%
Southeast
Homebuilding revenue	$128,684	$49,231	$79,453	$(14,040)	$93,493
Loss before income taxes	$(4,828)	$7,046	$(11,874)	$(655)	$(11,219)
Homes delivered	482	143	339	(45)	384
Average sales price	$235,160	$1,691	$233,469	$(7,969)	$241,438
Contract cancellation rate	19%	(1)%	20%	6%	14%
Southwest
Homebuilding revenue	$518,931	$93,779	$425,152	$31,513	$393,639
Income before income taxes	$42,178	$12,862	$29,316	$6,124	$23,192
Homes delivered	2,003	277	1,726	(41)	1,767
Average sales price	$257,492	$14,948	$242,544	$20,808	$221,736
Contract cancellation rate	17%	(5)%	22%	1%	21%
West
Homebuilding revenue	$185,851	$57,193	$128,658	$(49,822)	$178,480
Loss before income taxes	$(3,177)	$37,422	$(40,599)	$21,170	$(61,769)
Homes delivered	560	76	484	(184)	668
Average sales price	$326,180	$67,285	$258,895	$(3,289)	$262,184
Contract cancellation rate	20%	3%	17%	(1)%	18%

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 15.5% in 2012 compared to 2011 primarily due to a 26.6% increase in homes delivered offset by a 4.1% decrease in average selling price. The decrease in average sales prices was the result of the mix of communities delivering in fiscal 2012 compared to 2011. Loss before income taxes decreased $94.6 million to a loss of $4.7 million, which was mainly due to a decrease of $64.8 million in inventory impairment and land option write-offs.  In addition, selling, general and administrative costs decreased $7.1 million due to decreased salaries from headcount reductions and other overhead cost savings, as well as the increase in gross margin percentage before interest expense for fiscal 2012 compared to fiscal 2011.

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

Mid-Atlantic –Homebuilding revenues increased 36.7% in 2012 compared to 2011 primarily due to a 23.9% increase in homes delivered, a 9.1% increase in average selling price and a $3.5 million increase in land sales and other revenue.  The increase in average sales price is due to the mix of communities that delivered in 2012 compared to 2011. Loss before income taxes decreased $34.6 million to a profit of $17.3 million, due mainly to a decrease of $8.5 million in inventory impairment and land option write-offs and a $5.4 million decrease in selling, general and administrative costs.  Additionally, the gross margin percentage before interest expense was relatively flat for the fiscal year 2012 compared to fiscal year 2011.

Homebuilding revenues decreased 29.2% in 2011 compared to 2010 primarily due to a 30.4% decrease in homes delivered and offset by a 2.1% increase in average selling price due to increased incentives and the mix of communities that delivered in 2011 compared to 2010. Loss before income taxes increased $12.5 million to a loss of $17.3 million, due mainly to our share of losses on a new joint venture started in fiscal 2011. Additionally, the segment also had a decrease in gross margin percentage before interest expense.

Midwest – Homebuilding revenues increased 51.2% in 2012 compared to 2011.  The increase was primarily due to a 32.5% increase in homes delivered and a 14.1% increase in average sales price.  Loss before income taxes decreased $9.2 million to a profit of $0.3 million.  The decrease in the loss was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

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

Southeast – Homebuilding revenues increased 62.0% in 2012 compared to 2011.  The increase was primarily due to a 42.2% increase in homes delivered, a 0.7% increase in average sales price and a $15.0 million increase in land sales and other revenue.  Loss before income taxes decreased by $7.1 million to a loss of $4.8 million due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

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

Southwest – Homebuilding revenues increased 22.1% in 2012 compared to 2011 primarily due to a 16.0% increase in homes delivered and a 6.2% increase in average sales price. The increase in average sales price is due to the mix of communities that delivered in 2012 compared to 2011.   Income before income taxes increased $12.9 million to $42.2 million in 2012 mainly due to the increase in revenues previously mentioned.  Gross margin percentage before interest expense for fiscal year 2012 was relatively flat compared to fiscal year 2011.

Homebuilding revenues increased 8.0% in 2011 compared to 2010 primarily due to a 9.4% increase in average sales price. Income before income taxes increased $6.1 million to $29.3 million in 2011 mainly due to the increase in revenues previously mentioned, along with a $1.8 million decrease in selling, general and administrative costs.

West – Homebuilding revenues increased 44.5% in 2012 compared to 2011 primarily due to a 15.7% increase in homes delivered and a 26.0% increase in average sales price, due to the different mix of communities delivered in fiscal 2012 compared to fiscal 2011. Loss before income taxes decreased $37.4 million to a loss of $3.2 million in 2012 due mainly to a $17.3 million decrease in inventory impairment and land option write offs, additional gross margin dollars from the increased revenues and a $6.3 million decrease in selling, general and administrative costs.  In addition, there was an increase in gross margin percentage before interest expense.

 Homebuilding revenues decreased 27.9% in 2011 compared to 2010 primarily due to a 27.5% decrease in homes delivered as a result of increased competition in the market. Loss before income taxes decreased $21.2 million to a loss of $40.6 million in 2011 due mainly to a $19.7 million decrease in inventory impairment losses and land option write offs.  In addition, there was a decrease of gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen a relative increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.   For the years ended October 31, 2012, 2011 and 2010, FHA/VA loans represented 41.7%, 47.2%, and 49.3%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2012, 2011, and 2010, financial services provided a $15.1 million, $8.1 million and $8.9 million pretax profit, respectively.  In fiscal 2012, financial services revenues increased $9.3 million to $38.7 million compared to fiscal 2011 due to the increase in the number of mortgage settlements and average price of the loans settled.  In fiscal 2011, financial services revenue decreased $2.5 million to $29.5 million compared to fiscal 2010 due to the decrease in the number of mortgage settlements and a decrease in the average price of loans settled. In fiscal 2010, financial services revenue decreased $3.6 million to $32.0 million compared to fiscal 2009 due to a decrease in the number of mortgage settlements offset by a slight increase in the average price of the loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 76%, 77%, and 82% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2012, 2011, and 2010, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses declined $1.7 million for the year ended October 31, 2012 compared to the year ended October 31, 2011, and declined $10.0 million for the year ended October 31, 2011 compared to the year ended October 31, 2010. The decrease in expense for fiscal 2012 was due to the decrease in depreciation expense from capitalized software costs becoming fully depreciated coupled with no new significant additions of depreciable assets.  Also contributing to the decrease was our continued tightening of variable spending.  The decrease in expenses in fiscal 2011 was due to a combination of a decrease in depreciation expense from capitalized software costs becoming fully depreciated coupled with no new significant additions of depreciable assets, the benefit in the reduction of an accrual for self-insured medical claims based on recent claim data, and a continued effort to tighten variable spending and reduce outside service costs.

Other Interest

Other interest increased $0.7 million to $97.9 million for the year ended October 31, 2012 compared to October 31, 2011. For fiscal 2011, other interest decreased $0.8 million to $97.2 million compared to October 31, 2010. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. For the last three fiscal years, other interest has remained relatively flat.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Compared to the previous year, other operations decreased $0.6 million to $4.2 million for the year ended October 31, 2012, and decreased $4.9 million to $4.8 million for the year ended October 31, 2011. The decrease in expenses from October 31, 2012 compared to October 31, 2011 was due mainly to the gain recognized from the sale of one of our senior rental residential properties offset by the $4.7 million of costs incurred from the debt exchange completed on November 1, 2011 discussed above under “- Capital Resources and Liquidity”.  This debt exchange was accounted for as troubled debt restructuring, which requires any cost incurred associated with the exchange to be expensed as incurred. The decrease in other operations from October 31, 2010 to October 31, 2011 was primarily due to the write-off in 2010 of costs associated with an investment that we decided not to pursue and the write-off of old receivables in the prior year that were deemed uncollectible.

(Loss) Gain on Extinguishment of Debt

During year ended October 31, 2012, our loss on extinguishment of debt was $29.1 million.  During the three months ended January 31, 2012, we repurchased for cash in the open market a total of $44.0 million principal amount of various issues of our unsecured senior notes due 2016 for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest.  We recognized a gain of $24.7 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. During the three months ended April 30, 2012, we repurchased for cash in the open market and privately negotiated transactions a total of $75.4 million principal amount of various issues of our unsecured notes due 2016 and 2017 for an aggregate purchase price of $51.7 million, plus accrued and unpaid interest.  We recognized a gain of $23.3 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. In addition, during the second quarter of fiscal 2012, we exchanged $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and $3.1 million aggregate principal amount of our 12.072% Senior Subordinated Amortizing Notes for Class A Common Stock. These transactions resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012. During the three months ended July 31, 2012, we repurchased for cash in the open market $2.0 million principal amount of our 11.875% Senior Notes due 2015 for an aggregate purchase price of $1.5 million, plus accrued and unpaid interest.  We recognized a gain of $0.4 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. In addition, during the third quarter of fiscal 2012, we exchanged $9.2 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017, $7.8 million aggregate principal amount of our 6.25% Senior Notes due 2016 and $4.0 million aggregate principal amount of our 7.5% Senior Notes due 2016 for Class A Common Stock. These transactions resulted in a gain on extinguishment of debt of $5.8 million for the three months ended July 31, 2012.  In October of 2012, we repurchased in a tender offer our 10.625% senior secured notes due 2016 and satisfied and discharged the indenture under which such notes were issued (calling the remaining notes for redemption).  We paid a premium, incurred fees and wrote off discounts and prepaid costs that were amortizing over the terms of the 10.625% senior secured notes, resulting in a loss on extinguishment of debt of $87.0 million.

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

Income (Loss) From Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of the joint ventures.  Income from unconsolidated joint ventures increased $14.4 million for the year ended October 31, 2012.  Income was $5.4 million for the year ended October 31, 2012, compared to a loss of $9.0 million for the year ended October 31, 2011.  The decrease in the loss to income was due to five of our homebuilding joint ventures, which had reported losses in fiscal 2011, delivering more homes and reporting profits, or a decreased loss, in fiscal 2012.  In addition, we recognized profit from one of our land development joint ventures during fiscal 2012, which did not have any activity in the prior year.  Income from unconsolidated joint ventures decreased $9.9 million to a loss of $9.0 million for the year ended October 31, 2011 compared to the year ended October 31, 2010. The loss was mainly due to the costs incurred with the start-up of a new joint venture in fiscal 2011, as well as our share of the losses from an inventory impairment on one of our joint ventures. Loss from unconsolidated joint ventures decreased $47.0 million to income of $1.0 million for the year ended October 31, 2010 compared to the year ended October 31, 2009. The income in 2010 was mainly due to two joint ventures, both of which began in late 2009, that delivered homes and reported profits during fiscal 2010.  We also recognized income from one of our land development joint ventures that sold a parcel of land for a profit during fiscal 2010.

Total Taxes

The total income tax benefit was $35.1 million for the twelve months ended October 31, 2012 primarily due to the elimination of reserves for uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company, offset slightly by state tax expenses.  The total income tax benefit was $5.5 million for the year ended October 31, 2011 primarily due to a decrease in tax reserves for uncertain tax positions.  For the year ended October 31, 2010, the total income tax benefit was $297.9 million primarily due to the benefit recognized for a federal net operating loss carryback from the Worker, Homeownership and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010. We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry during 2010 and 2011, resulting in significant inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $937.9 million and $899.4 million at October 31, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the twelve months ended October 31, 2012 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during the period.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2012, we had $57.5 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $743.2 million. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2012. There were no specific performance option contracts as of October 31, 2012.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(2)(3)	$2,294,731	$106,683	$347,816	$520,814	$1,319,418
Operating leases	41,979	11,164	17,972	11,228	1,615
Total	$2,336,710	$117,847	$365,788	$532,042	$1,321,033

(1)
Total contractual obligations exclude our accrual for uncertain tax positions of $10.3 million recorded for financial reporting purposes as of October 31, 2012 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)
Represents our senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes and other notes payable and related interest payments for the life of such debt of $717.2 million. Interest on variable rate obligations is based on rates effective as of October 31, 2012.

(3)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity”.

 We had outstanding letters of credit and performance bonds of approximately $29.5 million and $252.0 million, respectively, at October 31, 2012, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.4% of our homebuilding cost of sales.

 Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward- Looking Statements” within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2012 and 2011, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables
	Long-Term Debt as of October 31, 2012 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	FV at 10/31/12
Long term debt(1):	$43,283	$39,916	$86,462	$218,974	$122,412	$1,104,778	$1,615,825	$1,615,840
Fixed rate
Weighted average interest rate	6.95%	6.55%	10.22%	6.75%	8.61%	7.07%	7.30%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.

	Long-Term Debt as of October 31, 2011 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	FV at 10/31/11
Long term debt(1):	$31,953	$6,514	$57,479	$213,535	$1,143,770	$210,064	$1,663,315	$1,062,848
Fixed rate
Weighted average interest rate	8.05%	7.18%	6.55%	9.71%	9.49%	8.52%	9.25%

(1) Does not include the mortgage warehouse line of credit made under our Chase Master Repurchase Agreement.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 66.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2012. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2012 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2012, based on criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2012 of the Company and our report dated December 20, 2012 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 20, 2012

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 12, 2013, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table.  Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	55	Chairman of the Board, Chief Executive Officer, President, and Director of the Company	1979
Thomas J. Pellerito	65	Chief Operating Officer	2001
J. Larry Sorsby	57	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	42	Vice President, Chief Accounting Officer and Corporate Controller	2004
David G. Valiaveedan	45	Vice President Finance and Treasurer	2005

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

Mr. Sorsby has been Chief Financial Officer of Hovnanian Enterprises, Inc. since 1996, and Executive Vice President since November 2000. Mr. Sorsby was also Senior Vice President from March 1991 to November 2000 and was elected as a Director of the Company in 1997.  He is Chairman of the Board of Visitors for Urology at The Children’s Hospital of Philadelphia (“CHOP”) and also serves on the Institutional Advancement Committee at CHOP.

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

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 12, 2013.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 12, 2013.

The following table provides information as of October 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(3)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)
	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	6,211	4,165	$7.66	$3.48	3,622
Equity compensation plans not approved by security holders:
Total	6,211	4,165	$7.66	$3.48	3,622

(1)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)	Includes the maximum number of shares that are potentially issuable under the share portion of performance-based long term incentive program awards made to certain associates.

(3)
Does not take into account 2,438 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (2) above, nor 192 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

(4)
Does not take into account 1,386 shares that may be issued upon the vesting of the performance-based awards discussed in (2) above, nor 342 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for in Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 12, 2013.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for in Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 12, 2013.

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
4(g)
First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6.5% Senior Notes due January 15, 2014.(2)

4(h)
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
Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 7.5% Senior Notes due 2016).(19)

4(m)
Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 8.625% Senior Notes due 2017).(20)

4(n)
Indenture dated as of March 18, 2004, relating to 6.375% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6.375% Senior Notes due 2014.(15)

4(o)
Indenture dated as of November 30, 2004, relating to 6.25% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6.25% Senior Notes due 2015.(6)

4(p)
Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee including form of 6.25% Senior Notes due 2016.(7)

4(q)
Indenture dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc.,  Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 7.25% Senior Secured First Lien Note due 2020.(14)

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
Indenture dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 9.125% Senior Secured Second Lien Note due 2020.(14)

4(x)
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
Supplemental Indenture dated as of November 1, 2011, relating to the 11⅞% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., as guarantor, the other guarantors named therein and Wilmington Trust Company, as Trustee.(4)

4(aa)
Units Agreement, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Units Agent, including form of Unit, component amortizing notes and component exchangeable notes.(14)

4(bb)
Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note. (14)

4(cc)
Exchangeable Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Exchangeable Note.(14)

10(a)	First Lien Pledge Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(b)	Second Lien Pledge Agreement, dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020.(14)
10(c)	First Lien Security Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(d)	Second Lien Security Agreement, dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020.(14)
10(e)	Form of First Lien Intellectual Property Security Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(f)	Form of Second Lien Intellectual Property Security Agreement, dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020.(14)
10(g)
Intercreditor Agreement, dated October 2, 2012, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, as trustee and collateral agent under the Senior Noteholder Documents as defined therein, Wilmington Trust, National Association, as collateral agent for the Mortgage Tax Collateral as defined therein, and Wilmington Trust, National Association, as trustee and collateral agent under the Junior Noteholder Documents as defined therein.(14)

10(h)	First Lien Pledge Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(i)	First Lien Security Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(j)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian.(32)
10(k)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(l)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(m)*	1983 Stock Option Plan (as amended and restated).(17)
10(n)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(o)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(p)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (32)
10(q)*	Amended and Restated Senior Executive Short-Term Incentive Plan.(26)
10(r)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (28)
10(s)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(t)*	Form of Hovnanian Deferred Share Policy.(8)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Incentive Stock Option Agreement.(8)
10(w)*	Form of Stock Option Agreement for Directors.(8)
10(x)*	Form of Restricted Share Unit Agreement.(8)
10(y)*	Form of Incentive Stock Option Agreement.(27)
10(z)*	Form of Restricted Share Unit Agreement.(27)
10(aa)*	Form of Performance Vesting Incentive Stock Option Agreement.(27)
10(bb)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(27)
10(cc)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(dd)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(23)
10(ee)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(23)
10(ff)*	Form of Change in Control Severance Protection Agreement entered into with each of Brad G. O’Connor and David G. Valiaveedan.(29)
10(gg)*	2012 Hovnanian Enterprises, Inc. Stock Incentive Plan. (30)
10(hh)*	Form of Amendment to Outstanding Stock Option Grants.(31)
10(ii)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby. (31)
10(jj)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(31)
10(kk)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(31)
10(ll)*	Form of Incentive Stock Option Agreement (2012).(32)
10(mm)*	Form of Restricted Share Unit Agreement (2012).(32)
10(nn)*	Form of Stock Option Agreement (2012) for Directors.(32)
10(oo)*	Form of Restricted Share Unit Agreement (2012) for Directors.(32)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**
The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2012 and October 31, 2011, (ii) the Consolidated Statements of Operations for the years ended October 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Equity for years ended October 31, 2012, 2011 and 2010 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

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

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed December 9, 2008.

(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 (No. 001-08551) of the Registrant.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on May 5, 2011.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed February 15, 2011.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551).

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on March 22, 2010.

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A of the Registrant filed on February 14, 2012.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer, and President
December 20, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on
December 20, 2012, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 20, 2012

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2012	October 31, 2011
ASSETS
Homebuilding:
Cash and cash equivalents	$258,323	$244,356
Restricted cash and cash equivalents	41,732	73,539
Inventories:
Sold and unsold homes and lots under development	671,851	720,149
Land and land options held for future development or sale	218,996	245,529
Consolidated inventory not owned:
Specific performance options	-	2,434
Other options	90,619	-
Total consolidated inventory not owned	90,619	2,434
Total inventories	981,466	968,112
Investments in and advances to unconsolidated joint ventures	61,083	57,826
Receivables, deposits, and notes	61,794	52,277
Property, plant, and equipment - net	48,524	53,266
Prepaid expenses and other assets	66,694	67,698
Total homebuilding	1,519,616	1,517,074
Financial services:
Cash and cash equivalents	14,909	6,384
Restricted cash	22,470	4,079
Mortgage loans held for sale	117,024	72,172
Other assets	10,231	2,471
Total financial services	164,634	85,106
Total assets	$1,684,250	$1,602,180

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2012	October 31, 2011
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse land mortgages	$38,302	$26,121
Accounts payable and other liabilities	296,510	303,633
Customers’ deposits	23,846	16,670
Nonrecourse mortgages secured by operating properties	18,775	19,748
Liabilities from inventory not owned	77,791	2,434
Total homebuilding	455,224	368,606
Financial services:
Accounts payable and other liabilities	37,609	14,517
Mortgage warehouse line of credit	107,485	49,729
Total financial services	145,094	64,246
Notes payable:
Senior secured notes	977,369	786,585
Senior notes	458,736	802,862
Senior amortizing notes	23,149	-
Senior exchangeable notes	76,851	-
TEU senior subordinated amortizing notes	6,091	13,323
Accrued interest	20,199	21,331
Total notes payable	1,562,395	1,624,101
Income taxes payable	6,882	41,829
Total liabilities	2,169,595	2,098,782
Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at October 31, 2012 and 2011	135,299	135,299
Common stock, Class A, $.01 par value - authorized 200,000,000 shares; issued and outstanding 130,055,304 shares at October 31, 2012 and 92,141,492 shares at October 31, 2011 (including 11,760,763 shares and 11,694,720 shares at October 31, 2012 and 2011, respectively, held in Treasury)	1,300	921
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) - authorized 30,000,000 shares; issued and outstanding 15,350,101 shares at October 31, 2012 and 15,252,212 shares at October 31, 2011 (including 691,748 shares at October 31, 2012 and 2011 held in Treasury)	154	153
Paid in capital - common stock	668,735	591,696
Accumulated deficit	(1,175,703)	(1,109,506)
Treasury stock - at cost	(115,360)	(115,257)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(485,575)	(496,694)
Noncontrolling interest in consolidated joint ventures	230	92
Total equity deficit	(485,345)	(496,602)
Total liabilities and equity	$1,684,250	$1,602,180

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2012	October 31, 2011	October 31, 2010
Revenues:
Homebuilding:
Sale of homes	$1,405,580	$1,072,474	$1,327,499
Land sales and other revenues	41,038	32,952	12,370
Total homebuilding	1,446,618	1,105,426	1,339,869
Financial services	38,735	29,481	31,973
Total revenues	1,485,353	1,134,907	1,371,842
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,179,801	913,901	1,104,049
Cost of sales interest	54,538	74,676	84,440
Inventory impairment loss and land option write-offs	12,530	101,749	135,699
Total cost of sales	1,246,869	1,090,326	1,324,188
Selling, general and administrative	142,087	161,456	178,331
Total homebuilding expenses	1,388,956	1,251,782	1,502,519
Financial services	23,648	21,371	23,074
Corporate general and administrative	48,232	49,938	59,900
Other interest	97,895	97,169	97,919
Other operations	4,205	4,805	9,715
Total expenses	1,562,936	1,425,065	1,693,127
(Loss) gain on extinguishment of debt	(29,066)	7,528	25,047
Income (loss) from unconsolidated joint ventures	5,401	(8,958)	956
Loss before income taxes	(101,248)	(291,588)	(295,282)
State and federal income tax (benefit) provision:
State	(35,328)	(3,924)	(6,536)
Federal	277	(1,577)	(291,334)
Total income taxes	(35,051)	(5,501)	(297,870)
Net (loss) income	$(66,197)	$(286,087)	$2,588
Per share data:
Basic:
(Loss) income per common share	$(0.52)	$(2.85)	$0.03
Weighted-average number of common shares outstanding	126,350	100,444	78,691
Assuming dilution:
(Loss) income per common share	$(0.52)	$(2.85)	$0.03
Weighted-average number of common shares outstanding	126,350	100,444	79,683

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, November 1, 2009	62,682,226	$744	14,573,319	$153	5,600	$135,299	$455,470	$(826,007)	$(115,257)	$730	$(348,868)
Stock options, amortization and issuances	152,590	1					5,094				5,095
Restricted stock amortization, issuances and forfeitures	271,623	3					3,344				3,347
Conversion of Class B to Class A common stock	8,524		(8,524)
Changes in noncontrolling interest in consolidated joint ventures										(100)	(100)
Net income								2,588			2,588
Balance, November 1, 2010	63,114,963	748	14,564,795	153	5,600	135,299	463,908	(823,419)	(115,257)	630	(337,938)
Stock options, amortization and issuances							4,377				4,377
Restricted stock amortization, issuances and forfeitures	414,320	4					589				593
Stock Issuance	13,512,500	135					54,764				54,899
Issuance of prepaid common stock purchase contracts							68,092				68,092
Settlement of prepaid common stock purchase contracts	3,400,658	34					(34)
Conversion of Class B to Class A common stock	4,331		(4,331)
Changes in noncontrolling interest in consolidated joint ventures										(538)	(538)
Net loss								(286,087)			(286,087)
Balance, November 1, 2011	80,446,772	921	14,560,464	153	5,600	135,299	591,696	(1,109,506)	(115,257)	92	(496,602)
Stock options, amortization and issuances	6,250						4,078				4,078
Restricted stock amortization, issuances and forfeitures	172,941	2	117,399	1			2,763				2,766
Stock issuance	25,000,000	250					47,074				47,324
Issuance of shares for debt	8,443,713	84					23,167				23,251
Settlement of prepaid common stock purchase contracts	4,271,398	43					(43)
Conversion of Class B to Class A common stock	19,510		(19,510)
Changes in noncontrolling interest in consolidated joint ventures										138	138
Treasury stock purchases	(66,043)								(103)		(103)
Net loss								(66,197)			(66,197)
Balance, October 31, 2012	118,294,541	$1,300	14,658,353	$154	5,600	$135,299	$668,735	$(1,175,703)	$(115,360)	$230	$(485,345)

See notes to consolidated financial statements.

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Cash flows from operating activities:
Net (loss) income	$(66,197)	$(286,087)	$2,588
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	6,223	9,340	12,576
Compensation from stock options and awards	6,453	6,219	8,706
Amortization of bond discounts and deferred financing costs	7,436	6,047	5,051
Gain on sale and retirement of property and assets	(230)	(266)	(69)
(Income) loss from unconsolidated joint ventures	(5,401)	8,958	(956)
Distributions of earnings from unconsolidated joint ventures	1,790	1,583	2,251
Loss (gain) on extinguishment of debt	29,066	(7,528)	(25,047)
Expenses related to the debt for debt exchange	4,694	-	-
Inventory impairment and land option write-offs	12,530	101,749	135,699
(Increase) decrease in assets:
Mortgage notes receivable	(44,852)	14,154	(16,780)
Restricted cash, receivables, prepaids, deposits, and other assets	3,680	59,686	40,400
Inventories	8,430	(88,385)	(27,726)
(Decrease) increase in liabilities:
State and federal income tax liabilities	(34,947)	23,919	(44,444)
Customers’ deposits	5,903	7,150	(9,291)
Accounts payable, accrued interest and other accrued liabilities	(1,576)	(63,954)	(50,471)
Net cash (used in) provided by operating activities	(66,998)	(207,415)	32,487
Cash flows from investing activities:
Proceeds from sale of property and assets	3,206	1,341	474
Purchase of property, equipment, and other fixed assets and acquisitions	(5,059)	(826)	(2,456)
Investment in and advances to unconsolidated joint ventures	(4,743)	(4,071)	(5,262)
Distributions of capital from unconsolidated joint ventures	5,096	4,751	7,228
Net cash (used in) provided by investing activities	(1,500)	1,195	(16)
Cash flows from financing activities:
Proceeds from mortgages and notes	16,240	16,614	9,125
Payments related to mortgages and notes	(25,605)	(14,247)	(5,662)
Proceeds from model sale leaseback financing programs	34,389	-	-
Payments related to model sale leaseback financing programs	(1,444)	-	-
Proceeds from land bank financing program	50,927	-	-
Payments related to land bank financing program	(6,081)	-	-
Net proceeds from senior secured notes	797,000	12,660	-
Net proceeds from senior notes	-	151,220	-
Net proceeds from exchangeable notes units	100,000	-	-
Net proceeds from tangible equity units	-	83,707	-
Net proceeds from Class A Common Stock	47,324	54,899	-
Net proceeds (payments) related to mortgage warehouse lines of credit	57,756	(23,914)	17,786
Deferred financing cost from land banking financing program and note issuances	(19,381)	(5,396)	(1,656)
Principal payments and debt repurchases	(941,158)	(185,763)	(111,576)
Payments related to the debt for debt exchange	(18,874)	-	-
Purchase of treasury stock	(103)	-	-
Net cash provided by (used in) financing activities	90,990	89,780	(91,983)
Net increase (decrease) in cash and cash equivalents	22,492	(116,440)	(59,512)
Cash and cash equivalents balance, beginning of year	250,740	367,180	426,692
Cash and cash equivalents balance, end of year	$273,232	$250,740	$367,180
Supplemental disclosures of cash flows:
Cash received during the year for income taxes	$103	$28,008	$253,425

Supplemental disclosure of noncash investing activities:

During fiscal 2012, we purchased our partners’ interest in one of our unconsolidated homebuilding joint ventures.  The consolidation of this entity resulted in increases in inventory, other assets, non-recourse land mortgages and accounts payables and other liabilities of $34.3 million, $5.0 million, $20.6 million and $15.8 million, respectively.

In fiscal 2012, we completed several debt for equity exchanges and a debt for debt exchange.  See Notes 9 and 10 for further information.

In fiscal 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million.

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

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 97% of consolidated revenues for the years ended October 31, 2012, 2011 and 2010. We are a Delaware corporation, building and selling homes at October 31, 2012 in 172 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C., and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

We elected the fair value option for our mortgage loans held for sale in accordance with ASC 825, “Financial Instruments”, which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them from losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  We have established reserves for probable losses.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At October 31, 2012 and 2011, we had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, mortgage warehouse lines of credit, accrued interest, and the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable. The fair value of the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements.

We decide to mothball (or stop development on) certain communities when we determine that current performance does not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2012, the book value of the 53 mothballed communities was $124.2 million, net of impairment charges of $467.8 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2012, we mothballed one community, re-activated two and sold five communities which were previously mothballed communities.

During fiscal 2012, we entered into certain model sale leaseback financing arrangements, whereby we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement, for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale.  Therefore, for purposes of our Consolidated Balance Sheet, the inventory of $33.7 million was reclassified to consolidated inventory not owned, with a $32.9 million liability from inventory not owned for the amount of net cash received.

During fiscal 2012, we entered into a land banking arrangement with GSO Capital Partners LP (“GSO”).  We sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes, this transaction is considered a financing rather than a sale.  For purposes of our Consolidated Balance Sheet, the inventory of $56.9 million was reclassified to consolidated inventory not owned, with a $44.8 million liability from inventory not owned recorded for the amount of net cash received.

The recoverability of inventories and other long-lived assets is assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment - Overall”.  ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying amount of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2010 to October 31, 2012 range from 16.8% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed not probable that the optioned property will be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant in comparison to the total costs written off.

Land and land options held for sale includes land parcels, on which we have decided not to build homes, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. At October 31, 2012, land and land options held for sale had a carrying value of $4.4 million.

Insurance Deductible Reserves - For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2012 and 2011 is $0.1 million up to a $5 million limit. Our aggregate retention in fiscal 2012 and 2011 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Interest capitalized at beginning of year	$121,441	$136,288	$164,340
Plus interest incurred(1)	147,048	156,998	154,307
Less cost of sales interest expensed	54,538	74,676	84,440
Less other interest expensed(2)(3)	97,895	97,169	97,919
Interest capitalized at end of year(4)	$116,056	$121,441	$136,288

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Other interest expensed is comprised of interest that does not qualify for capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt.  Interest on completed homes and land in planning which does not qualify for capitalization is expensed.

(3)
Cash paid for interest, net of capitalized interest is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2012	October 31, 2011	October 31, 2010
Other interest expensed	$97,895	$97,169	$97,919
Interest paid by our mortgage and finance subsidiaries	2,433	1,959	1,848
Decrease in accrued interest	1,132	2,637	2,110
Cash paid for interest, net of capitalized interest	$101,460	$101,765	$101,877

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall”, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2010, 2011 or 2012.

Deferred Bond Issuance Costs - Costs associated with the issuance of our senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes are capitalized and amortized over the term of each note’s issuance.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we estimate and accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We also accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible as selling, general, and administrative costs. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

Advertising Costs - Advertising costs are expensed as incurred.  During the years ended October 31, 2012, 2011, and 2010, advertising costs expensed totaled to $18.2 million, $20.3 million and $18.2 million, respectively.

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

On April 11, 2012, we issued 25,000,000 shares of our Class A Common Stock at a price of $2.00 per share, resulting in net proceeds of $47.3 million.  The net proceeds of the issuance, along with cash on hand, were used to purchase $75.4 million principal amount of our senior notes, as discussed in Note 9.

Pursuant to agreements with bondholders, during the year ended October 31, 2012, we issued an aggregate of 8,443,713 shares of our Class A Common Stock in exchange for an aggregate of $33.2 million of our outstanding indebtedness, consisting of $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016, $18.3 million of our outstanding 8.625% Senior Notes due 2017 and approximately $3.1 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”). The exchanges were effected with existing bondholders, without any underwriters, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. The exchanges resulted in a gain on extinguishment of debt of $9.5 million for the year ended October 31, 2012.

On February 9, 2011, we issued 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share. A portion of the net proceeds of the issuance, together with the net proceeds from the issuances of the 11.875% Senior Notes due 2015 and the 7.25% Tangible Equity Units were used to fund certain tender offers and subsequent redemptions as described in Note 9.

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

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2012, approximately 3.5 million shares have been purchased under this program, 0.1 million shares of which were repurchased during the year ended October 31, 2012.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2012, 2011 and 2010, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our indentures.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. At October 31, 2012 and 2011, the balance for allowance for doubtful accounts was $8.2 million and $0.6 million, respectively. The balance at October 31, 2012 primarily related to the allowance for receivables from our insurance carriers for certain warranty claims which may not be fully recoverable, allowances for receivables from municipalities and an allowance for a receivable related to a legal settlement. The balance at October 31, 2011 primarily related to the allowance for receivables from municipalities. During fiscal 2012 and 2011, we recorded $7.7 million and $0.1 million, respectively, of additional reserves and less than $0.1 million and $0.1 million, respectively, in write-offs. In addition, in fiscal 2011, we reversed $0.7 million related to an allowance on a note receivable that was fully collected during the year.

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

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for October 31, 2012, October 31, 2011 and October 31, 2010: risk free interest rate of 1.65%, 2.99% and 3.24%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.97 for year ended 2012, 0.94 for the year ended 2011, and 0.90 for the year ended 2010; a weighted-average expected life of the option of 7.37 years for 2012, 7.25 years for 2011 and 7.12 years for 2010; and an estimated forfeiture rate of 15.99% for 2012, 14.93% for fiscal 2011 and 13.42% for fiscal 2010.  The benefits of tax deductions in excess of recognized compensation cost are reported as both a financing cash inflow and an operating cash outflow.

Compensation cost arising from nonvested stock granted to employees and from nonemployee stock awards is recognized as expense using the straight-line method over the vesting period.

For the years ended October 31, 2012, 2011 and 2010, total stock-based compensation expense was $6.5 million, $6.2 million and $8.7 million, respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $4.1 million, $4.4 million and $5.0 million for the years ended October 31, 2012, October 31, 2011 and October 31, 2010,  respectively. Because we are currently in a position of fully reserving any tax benefits generated from losses, the amount net of tax is not presented.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding (the “denominator”) for the period.  The basic weighted-average number of shares for the twelve months ended October 31, 2012 includes 8.8 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of all issued options and non-vested shares of restricted stock, as well as common shares issuable upon conversion of our senior exchangeable notes.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

For the years ended October 31, 2012 and October 31, 2011, 0.2 million and 0.3 million, respectively, of incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive.  Also, for the year ended October 31, 2012, 18.6 million common shares issuable upon the conversion of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period. For the year ended October 31, 2010, diluted earnings per common share was computed using the weighted average number of shares outstanding adjusted for the 1.0 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.5 million, 5.1 million and 4.6 million for the years ended October 31, 2012, 2011 and 2010, respectively, because to do so would have been anti-dilutive for the periods presented.

Computer Software Development - In accordance with ASC 350-10 “Intangibles - Goodwill and Other”, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems' estimated useful life.

Noncontrolling Interest – We record a non-controlling interest in a subsidiary as a component of equity.  Our net income (loss) attributable to non-controlling interest is insignificant for all periods presented and is reported in "Other operations" in the Consolidated Statements of Operations.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance was effective for the Company beginning February 1, 2012 and is applied prospectively. The adoption of this guidance, which relates primarily to disclosure, did not have a material impact on our Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2013	$11,164
2014	9,347
2015	8,625
2016	7,505
2017	3,723
After 2018	1,615
Total	$41,979

Net rental expense for the three years ended October 31, 2012, 2011 and 2010, was $12.4 million, $15.3 million and $19.9 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture, and equipment. These amounts also include abandoned lease cost accruals, as well as the amortization of those accruals over the lease term, for leased space that we have abandoned due to our reduction in size and consolidation of certain locations.  Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture, and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2012 and 2011 were as follows:

	October 31,
(In thousands)	2012	2011

Land	$2,398	$2,398
Buildings	66,843	66,833
Building improvements	9,475	11,832
Furniture	6,272	7,239
Equipment	39,222	40,348
Total	124,210	128,650
Less accumulated depreciation	75,686	75,384
Total	$48,524	$53,266

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets, amounting to $64.2 million and $77.6 million as of October 31, 2012 and 2011, respectively, partially represents cash collateralizing our letter of credit agreements and facilities and is discussed in Note 8.  In addition, we collateralize our surety bonds with cash.  The balances of this surety bond collateral were $6.2 million and $12.8 million at October 31, 2012 and 2011, respectively, which was in cash equivalents, the book value of which approximates fair value.  The remaining balance is for customers’ deposits of $27.3 million and $7.1 million as of October 31, 2012 and 2011, respectively, which are restricted from use by us.

Total Customers’ deposits are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”.

At October 31, 2012 and 2011, respectively, $104.6 million and $52.7 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the "Financial services – Accounts payable and other liabilities" balance on the Consolidated Balance Sheet. Our reserves for these estimated losses increased in fiscal 2012 as the number of repurchase or make-whole inquiries increased in fiscal 2012 to 66 compared to 39 in fiscal 2011.

The activity in our loan origination reserves in fiscal 2012 and 2011 was as follows:

	Twelve Months Ended
	October 31,
(In thousands)	2012	2011

Loan origination reserves, beginning of period	$5,063	$5,486
Provisions for losses during the period	4,060	2,108
Adjustments to pre-existing provisions for losses from changes in estimates	1,802	(1,520)
Payments/settlements	(1,591)	(1,011)
Loan origination reserves, end of period	$9,334	$5,063

8. Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $38.3 million, as well as our Corporate Headquarters totaling $18.8 million which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $39.3 million in 2013, $1.1 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017 and $12.8 million after 2017. The interest rates on these obligations range from 5.0% to 10.0% at October 31, 2012.

We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $29.5 million and $54.1 million of letters of credit outstanding as of October 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $30.7 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75.0 million through November 16, 2012 and thereafter up to $50.0 million through March 28, 2013. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $58.8 million.

On May 29, 2012, K. Hovnanian Mortgage entered into a second secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 3.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Customers Master Repurchase Agreement was $22.9 million.

On June 29, 2012, K. Hovnanian Mortgage entered into a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.63% at October 31, 2012, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of October 31, 2012, the aggregate principal amount of all borrowings under the Credit Suisse Master Repurchase Agreement was $25.8 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of October 31, 2012, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of October 31, 2012 and 2011, were as follows:

	Year Ended
(In thousands)	October 31, 2012	October 31, 2011
Senior Secured Notes:
10.625% Senior Secured Notes due October 15, 2016 (net of discount)	$-	$786,585
7.25% Senior Secured First Lien Notes due October 15, 2020	577,000	-
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	-
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,109	-
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	127,260	-
Total Senior Secured Notes	$977,369	$786,585
Senior Notes:
6.5% Senior Notes due January 15, 2014	$36,649	$53,373
6.375% Senior Notes due December 15, 2014	3,015	29,214
6.25% Senior Notes due January 15, 2015	21,438	52,720
11.875% Senior Notes due October 15, 2015 (net of discount)	59,716	127,488
6.25% Senior Notes due January 15, 2016 (net of discount)	130,343	171,880
7.5% Senior Notes due May 15, 2016	86,532	172,269
8.625% Senior Notes due January 15, 2017	121,043	195,918
Total Senior Notes	$458,736	$802,862
11.0% Senior Amortizing Notes due December 1, 2017	$23,149	$-
Senior Exchangeable Notes due December 1, 2017	$76,851	$-
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$6,091	$13,323

As of October 31, 2012, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,
2013	$6,232
2014	42,609
2015	89,506
2016	222,413
2017	126,293
Thereafter	1,071,694
Total	$1,558,747

Except for K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at October 31, 2012 (see Note 22).  In addition, the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021 are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness with respect to certain of the senior secured notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2012, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

On November 3, 2003, K. Hovnanian issued $215.0 million 6.5% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below.

On March 18, 2004, K. Hovnanian issued $150.0 million 6.375% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9.125% Senior Notes due 2009, which occurred on May 3, 2004, and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. These notes were the subject of a November 2011 exchange offer discussed below.

On November 30, 2004, K. Hovnanian issued $200.0 million 6.25% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility and for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below.

On August 8, 2005, K. Hovnanian issued $300.0 million 6.25% Senior Notes due 2016. The 6.25% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions. These notes were the subject of a November 2011 exchange offer discussed below.

On February 27, 2006, K. Hovnanian issued $300.0 million of 7.5% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of February 27, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On June 12, 2006, K. Hovnanian issued $250.0 million of 8.625% Senior Notes due 2017. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of June 12, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On May 27, 2008, K. Hovnanian issued $600.0 million ($594.4 million net of discount) of 11.5% Senior Secured Notes due 2013. The notes were secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secured obligations under the 10.625% Senior Secured Notes due 2016. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility.  These second lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of various series of our unsecured senior notes. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The notes were secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian, and the guarantors to the extent such assets secured obligations under our 10.625% Senior Secured Notes due 2016 and 11.5% Senior Secured Notes due 2013. These third lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

On October 20, 2009, K. Hovnanian issued $785.0 million ($770.9 million net of discount) of 10.625% Senior Secured Notes due October 15, 2016. The notes were secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers for our then outstanding 11.5% Senior Secured Notes due 2013 and 18.0% Senior Secured Notes due 2017 and certain series of our unsecured notes. In May 2011, we issued $12.0 million of additional 10.625% Senior Secured Notes as discussed below. The 10.625% Senior Secured Notes due 2016 were the subject of a tender offer in October 2012, and the notes that were not tendered in the tender offer were redeemed, as discussed below.

On January 15, 2010, the remaining $13.6 million principal amount of our 6.0% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6.5% Senior Notes due 2014, $54.5 million principal amount of 6.375% Senior Notes due 2014, $29.5 million principal amount of 6.25% Senior Notes due 2015, $1.4 million principal amount of 8.875% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7.75% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million during the year ended October 31, 2010, net of the write-off of unamortized discounts and fees.

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015, which are guaranteed by us and substantially all of our subsidiaries.  The Senior Notes bear interest at a rate of 11.875% per annum, which is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2011, and mature on October 15, 2015. The 11.875% Senior Notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the 11.875% Senior Notes prior to April 15, 2014 with the net cash proceeds from certain equity offerings at 111.875% of principal. These notes were the subject of a November 2011 exchange offer discussed below.

The net proceeds from the issuances of the 11.875% Senior Notes due in 2015, Class A Common Stock (see Note 3) and 7.25% Tangible Equity Units (see Note 10) were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes:  approximately $24.6 million aggregate principal amount of 8.0% Senior Notes due 2012, $44.1 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million.  Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Tangible Equity Units and the Senior Notes.

On May 4, 2011, K. Hovnanian issued $12.0 million of additional 10.625% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011 we used these net proceeds together with cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11.5% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017. These transactions, along with the tender offers and redemptions in February and March 2011 discussed above, resulted in a loss of $3.1 million during the year ended October 31, 2011.

During the three months ended October 31, 2011 we completed a number of open market repurchases. These included $24.6 million principal amount of 11.875% Senior Notes due 2015, and $1.0 million principal amount of 6.5% Senior Notes due 2014. The aggregate purchase price for these repurchases was $14.0 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $10.6 million, net of the write-off of unamortized discounts and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt”.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes and, together with the 5.0% 2021 Notes, the “2021 Notes”) in exchange for $195.0 million of K. Hovnanian's unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million.  The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% Secured Notes) and 102.0% (in the case of the 2.0% Secured Notes) of principal. The accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Consolidated Statement of Operations.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2012, the collateral securing the guarantees primarily included (1) $51.1 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $37.5 million as of October 31, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $45.9 million as of October 31, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

In addition, on November 1, 2011, K. Hovnanian entered into a Second Supplemental Indenture (the “11.875% Notes Supplemental Indenture”), among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee, amending and supplementing that certain Indenture dated February 14, 2011 (the “Base Indenture”) by and among K. Hovnanian, the Company, as guarantor, and Wilmington Trust Company, as trustee, as amended by the First Supplemental Indenture dated as of February 14, 2011 (the “First Supplemental Indenture”), by and among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee (the Base Indenture as amended by the First Supplemental Indenture, the “Existing Indenture”). The 11.875% Notes Supplemental Indenture was executed and delivered following the receipt by K. Hovnanian of consents from a majority of the holders of K. Hovnanian’s 11.875% Senior Notes due 2015. The 11.875% Notes Supplemental Indenture provides for the elimination of substantially all of the restrictive covenants and certain of the default provisions contained in the Existing Indenture and the 11.875% Senior Notes due 2015.

On October 2, 2012, K. Hovnanian issued $577.0 million aggregate principal amount of 7.25% senior secured first lien notes due 2020 (the "First Lien Notes") and $220.0 million aggregate principal amount of 9.125% senior secured second lien notes due 2020 (the "Second Lien Notes" and, together with the First Lien Notes, the "2020 Secured Notes") in a private placement (the "2020 Secured Notes Offering"). The net proceeds from the 2020 Secured Notes Offering, together with the net proceeds of the Units offering discussed below, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and the redemption of the remaining notes that were not purchased in the tender offer as described below.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2012, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $572.4 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $236.8 million as of October 31, 2012, which includes $30.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The First Lien Notes are redeemable in whole or in part at our option at any time prior to October 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.”  We may also redeem some of all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018.  In addition, we may redeem up to 35% of the aggregate principal amount of the First Lien Notes prior to October 15, 2015 with the net cash proceeds from certain equity offerings at 107.25% of principal.

The Second Lien Notes are redeemable in whole or in part at our option at any time prior to November 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.”  We may also redeem some of all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018.  In addition, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes prior to November 15, 2015 with the net cash proceeds from certain equity offerings at 109.125% of principal.

Also on October 2, 2012, the Company and K. Hovnanian issued $100,000,000 aggregate stated amount of 6.0% Exchangeable Note Units (the “Units”) (equivalent to 100,000 Units).  Each $1,000 stated amount of Units initially consists of (1) a zero coupon senior exchangeable note due December 1, 2017 (the “Exchangeable Note”) issued by K. Hovnanian, which bears no cash interest and has an initial principal amount of $768.51 per Exchangeable Note, and that will accrete to $1,000 at maturity and (2) a senior amortizing note due December 1, 2017 (the “Senior Amortizing Note”) issued by K. Hovnanian, which has an initial principal amount of $231.49 per Senior Amortizing Note, bears interest at a rate of 11.0% per annum, and has a final installment payment date of December 1, 2017.  Each Unit may be separated into its constituent Exchangeable Note and Senior Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.

Each Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis).  Holders may exchange their Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017.  Each Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock).  The exchange rate will be subject to adjustment in certain events.  Following certain corporate events that occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Exchangeable Notes in connection with such corporate event.  In addition, holders of Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Exchangeable Notes upon the occurrence of certain of these corporate events.

On each June 1 and December 1 commencing on June 1, 2013 (each, an “installment payment date”) K. Hovnanian will pay holders of Senior Amortizing Notes equal semi-annual cash installments of $30.00 per Senior Amortizing Note (except for the June 1, 2013 installment payment, which will be $39.83 per Senior Amortizing Note), which cash payment in the aggregate will be equivalent to 6.0% per year with respect to each $1,000 stated amount of Units.  Each installment will constitute a payment of interest (at a rate of 11.0% per annum) and a partial repayment of principal on the Senior Amortizing Note. Following certain corporate events that occur prior to the maturity date, holders of the Senior Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Amortizing Notes.

The net proceeds of the Units Offering, along with the net proceeds from the 2020 Secured Notes Offering previously discussed, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and redemption of the remaining notes that were not purchased in the tender offer as described below.

On October 2, 2012, pursuant to a cash tender offer and consent solicitation, we purchased in a fixed-price tender offer approximately $637.2 million aggregate principal amount of 10.625% Senior Secured Notes due 2016 for approximately $691.3 million, plus accrued and unpaid interest.  Subsequently, all 10.625% Senior Secured Notes due 2016 that were not tendered in the tender offer (approximately $159.8 million) were redeemed for an aggregate redemption price of approximately $181.8 million. The tender offer and redemption resulted in a loss on extinguishment of debt of $87.0 million, including of the write-off of unamortized discounts and fees.

During the year ended October 31, 2012, we repurchased for cash in the open market and privately negotiated transactions $21.0 million principal amount of our 6.25% Senior Notes due 2016, $61.1 million principal amount of our 7.5% Senior Notes due 2016, $37.4 million principal amount of our 8.625% Senior Notes due 2017 and $2.0 million principal amount of our 11.875% Senior Notes due 2015.  No such repurchases were made during the quarter ended October 31, 2012.  The aggregate purchase price for these repurchases was $72.2 million, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $48.4 million for the year ended October 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.” Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 3).

In addition, during the year ended October 31, 2012, pursuant to agreements with bondholders we exchanged $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $18.3 million of our outstanding 8.625% Senior Notes due 2017 for shares of our Class A Common Stock, as discussed in Note 3.  These transactions were treated as a substantial modification of debt, resulting in a gain on extinguishment of debt of $9.3 million for the year ended October 31, 2012.  No such exchanges were made during the quarter ended October 31, 2012. The gain is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

10. Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”).  As of October 31, 2012 and 2011, we had an aggregate principal amount of $6.1 million and $13.3 million, respectively, of Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Notes, allocated as set forth in the amortization schedule provided in the indenture under which the Senior Subordinated Amortizing Notes were issued.  The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Senior Subordinated Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of October 31, 2012, 1.6 million Purchase Contracts have been converted into 7.7 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 3. These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012.

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
 (1) Northeast (New Jersey and Pennsylvania)
 (2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, and Washington D.C.)
 (3) Midwest (Illinois, Minnesota, and Ohio)
 (4) Southeast (Florida, Georgia, North Carolina, and South Carolina)
 (5) Southwest (Arizona and Texas)
 (6) West (California)

Financial Services

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active adult homes in planned residential developments.  In addition, from time to time, operations of the homebuilding segments include sales of land.  Operations of the Company’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers.  We do not typically retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2012	2011	2010
Revenues:
Northeast	$233,326	$201,984	$298,713
Mid-Atlantic	273,080	199,716	282,052
Midwest	106,719	70,567	93,358
Southeast	128,684	79,453	93,493
Southwest	518,931	425,152	393,639
West	185,851	128,658	178,480
Total homebuilding	1,446,591	1,105,530	1,339,735
Financial services	38,735	29,481	31,973
Corporate and unallocated	27	(104)	134
Total revenues	$1,485,353	$1,134,907	$1,371,842
(Loss) income before income taxes:
Northeast	$(4,683)	$(99,276)	$(92,605)
Mid-Atlantic	17,262	(17,286)	(4,762)
Midwest	253	(8,977)	(13,226)
Southeast	(4,828)	(11,874)	(11,219)
Southwest	42,178	29,316	23,192
West	(3,177)	(40,599)	(61,769)
Total homebuilding	47,005	(148,696)	(160,389)
Financial services	15,087	8,109	8,899
Corporate and unallocated	(163,340)	(151,001)	(143,792)
Loss before income taxes	$(101,248)	$(291,588)	$(295,282)

	October 31,
(In thousands)	2012	2011
Assets:
Northeast	$396,073	$385,217
Mid-Atlantic	200,969	219,287
Midwest	73,305	59,105
Southeast	90,132	83,044
Southwest	235,367	188,321
West	143,851	168,590
Total homebuilding	1,139,697	1,103,564
Financial services	164,634	85,106
Corporate and unallocated	379,919	413,510
Total assets	$1,684,250	$1,602,180

	October 31,
(In thousands)	2012	2011
Investments in and advances to unconsolidated joint ventures:
Northeast	$18,954	$15,450
Mid-Atlantic	32,014	26,477
Midwest	2,190	2,957
Southeast	4,636	4,687
Southwest	-	-
West	2,490	7,310
Total homebuilding	60,284	56,881
Corporate and unallocated	799	945
Total investments in and advances to unconsolidated joint ventures	$61,083	$57,826

	Year Ended October 31,
(In thousands)	2012	2011	2010
Homebuilding interest expense:
Northeast	$25,507	$33,833	$27,105
Mid-Atlantic	9,988	10,180	16,572
Midwest	2,994	2,441	3,807
Southeast	5,310	4,036	5,570
Southwest	15,880	14,552	13,927
West	14,416	10,264	17,896
Total homebuilding	74,095	75,306	84,877
Corporate and unallocated	78,338	96,539	97,482
Financial services interest expense (income) (1)	553	350	(291)
Total interest expense, net	$152,986	$172,195	$182,068

(1)	Financial services interest income and interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2012	2011	2010
Depreciation:
Northeast	$316	$677	$1,167
Mid-Atlantic	370	437	474
Midwest	517	1,825	1,609
Southeast	47	132	356
Southwest	217	292	340
West	302	409	832
Total homebuilding	1,769	3,772	4,778
Financial services	328	391	447
Corporate and unallocated	4,126	5,177	7,351
Total depreciation and intangible amortization and impairment	$6,223	$9,340	$12,576

	Year Ended October 31,
(In thousands)	2012	2011	2010
Net additions to operating properties and equipment:
Northeast	$2,944	$191	$426
Mid-Atlantic	55	19	-
Midwest	218	66	290
Southeast	30	34	-
Southwest	-	28	19
West	-	118	-
Total homebuilding	3,247	456	735
Financial services	21	74	-
Corporate and unallocated	1,791	296	1,721
Total net additions to operating properties and equipment	$5,059	$826	$2,456

	Year Ended October 31,
(In thousands)	2012	2011	2010
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$3,202	$(4,474)	$(29)
Mid-Atlantic	155	(4,340)	(391)
Midwest	598	672	390
Southeast	1,503	676	322
Southwest	-	83	664
West	(57)	(1,575)	-
Total equity in earnings (losses) from unconsolidated joint ventures	$5,401	$(8,958)	$956

12. Income Taxes

Income taxes payable consists of the following:

	Year Ended October 31,
(In thousands)	2012	2011
State income taxes:
Current	$940	$36,164
Deferred	-	-
Federal income taxes:
Current	5,942	5,665
Deferred	-	-
Total	$6,882	$41,829

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2012	2011	2010
Current income tax (benefit) expense:
Federal	$277	$(1,577)	$(291,334)
State(1)	(35,328)	(3,924)	(6,536)
Total current income tax (benefit):	(35,051)	(5,501)	(297,870)
Total	$(35,051)	$(5,501)	$(297,870)

(1)
The current state income tax expense is net of the use of state net operating losses totaling $3.4 million, $0.5 million, and $0.4 million for the years ended October 31, 2012, 2011, and 2010, respectively.

The 2012 total income tax benefit was $35.1 million primarily due to various state tax expenses and the elimination of uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company. In 2011, we recorded a tax benefit of $5.5 million primarily due to a decrease in tax reserves for uncertain tax positions. In 2010, we recorded a tax benefit of $297.9 million.  This benefit was primarily due to the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry during 2010 and 2011, resulting in significant inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets.

During 2012, we increased the valuation allowance by $38.5 million against our deferred tax assets. Our valuation allowance increased to $937.9 million at October 31, 2012 from $899.4 million at October 31, 2011 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to losses incurred during the period.  Our state net operating losses of approximately $2.3 billion expire between 2013 and 2032. Our federal net operating losses of $1.5 billion expire between 2028 and 2032.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2012	2011
Deferred tax assets:
Association subsidy reserves	$-	$233
Depreciation	1,870	1,035
Inventory impairment loss	255,996	295,271
Uniform capitalization of overhead	6,046	6,446
Warranty and legal reserves	16,320	19,915
Deferred income	1,173	1,235
Acquisition intangibles	27,598	32,688
Restricted stock bonus	5,830	8,053
Rent on abandoned space	5,318	6,868
Stock options	5,831	1,956
Provision for losses	32,647	28,183
Joint venture loss	12,496	16,172
Federal net operating losses	528,117	444,573
State net operating losses	180,184	180,399
Other	11,362	9,547
Total deferred tax assets	1,090,788	1,052,574
Deferred tax liabilities:
Acquisition intangibles	296	303
Debt repurchase income	152,414	152,564
Other	197	293
Total deferred tax liabilities	152,907	153,160
Valuation allowance	(937,881)	(899,414)
Net deferred income taxes	$-	$-

The effective tax rates varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets.  The sources of these factors were as follows:

	Year Ended October 31,
	2012	2011	2010
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	(2.6)	(0.1)	(0.3)
Permanent differences, net	(0.3)	(1.2)	1.2
Deferred tax asset valuation allowance impact	(32.3)	(25.8)	65.2
Tax contingencies	34.8	(3.2)	-
Adjustments to prior years’ tax accruals	-	(2.8)	-
Other	-	-	(0.2)
Effective tax rate	34.6%	1.9%	100.9%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties
	2012	2011
Unrecognized tax benefit—November 1,	$26.8	$23.0
Gross increases—tax positions in current period	0.6	9.3
Decrease related to tax positions taken during a prior period	(16.2)	-
Settlements	-	(0.4)
Lapse of statute of limitations	(1.3)	(5.1)
Unrecognized tax benefit—October 31,	$9.9	$26.8

Related to the unrecognized tax benefits noted above, as of October 31, 2012, and 2011, we have recognized a liability for interest and penalties of $0.4 million and $18.8 million, respectively.  For the years ended October 31, 2012, 2011 and 2010, we recognized $(18.3) million, $(2.0) million and $(3.2) million, respectively, of interest and penalties in income tax benefit.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by approximately $9.3 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation or the expectation of settlement. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $9.9 million and $26.8 million as of October 31, 2012 and 2011, respectively.  The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

There is an open federal audit for the year ended October 31, 2010.  We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined.  To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results.  However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.  The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2008 – 2011.

13.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2012, our discount rates used for the impairments recorded range from 16.8% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded impairment losses, which are included in the Consolidated Statements of Operations and deducted from inventory, of $9.8 million, $77.5 million, and $122.5 million for the years ended October 31, 2012, 2011, and 2010, respectively.

The following table represents impairments by segment for fiscal 2012, 2011, and 2010:

(Dollars in millions)	Year Ended October 31, 2012
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	10	$2.8	$19.6
Mid-Atlantic	3	0.4	0.8
Midwest	2	1.6	4.5
Southeast	12	2.8	8.3
Southwest	-	-	-
West	5	2.2	4.9
Total	32	$9.8	$38.1

(Dollars in millions)	Year Ended October 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	11	$54.9	$179.9
Mid-Atlantic	5	3.4	17.3
Midwest	7	1.1	4.2
Southeast	11	1.5	5.1
Southwest	1	0.1	0.3
West	6	16.5	45.2
Total	41	$77.5	$252.0

(Dollars in millions)	Year Ended October 31, 2010
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	14	$72.2	$156.5
Mid-Atlantic	8	3.4	7.1
Midwest	15	4.6	8.2
Southeast	21	2.2	8.0
Southwest	6	0.9	10.8
West	19	39.2	62.8
Total	83	$122.5	$253.4

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  The total aggregate write-offs were $2.7 million, $24.3 million, and $13.2 million for the years ended October 31, 2012, 2011, and 2010, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2012, 2011, and 2010:

	Year Ended October 31,
(In millions)	2012	2011	2010
Northeast	$0.7	$13.4	$4.5
Mid-Atlantic	0.6	6.1	8.9
Midwest	0.2	0.5	0.0
Southeast	0.7	0.8	(0.6)
Southwest	0.4	0.4	0.3
West	0.1	3.1	0.1
Total	$2.7	$24.3	$13.2

14. Retirement Plan

In December 1982, we established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan).  All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results.  There were no plan costs charged to operations in fiscals 2012, 2011 and 2010 as forfeited unvested contributions were used to cover such costs.  In fiscal 2009, we suspended the employer match portion of the program. In fiscal 2013, the employer match portion of the program will be reinstated.

15.  Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a committee appointed by the Board of Directors or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2012, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock. Those that selected options were granted options to purchase between 42,130 and 61,573 shares. Non-employee directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31,2012	Weighted-Average Exercise Price	October 31,2011	Weighted-Average Exercise Price	October 31,2010	Weighted-Average Exercise Price
Options outstanding at beginning of period	5,094,367	$7.05	6,316,860	$8.72	5,774,767	$9.42
Granted	1,334,828	$2.59	674,100	$1.93	1,132,750	$4.73
Exercised	6,250	2.55			348,000	$2.86
Forfeited	94,808	$4.77	238,499	$7.33	242,657	$15.33
Cancellations			1,200,000	$11.19

Expired	309,067	$9.61	458,094	$11.57
Options outstanding at end of period	6,019,070	$5.97	5,094,367	$7.05	6,316,860	$8.72
Options exercisable at end of period	2,467,170		1,764,338		2,519,600

The total intrinsic value of options exercised during fiscal 2012 and 2010 was $8 thousand and $0.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in fiscal 2011.

At October 31, 2012, 0.9 million options outstanding and exercisable had an intrinsic value of $1.6 million. Exercise prices for options outstanding at October 31, 2012 ranged from $1.93 to $60.36.

The weighted-average fair value of grants made in fiscal 2012, 2011, and 2010 was $1.74, $1.57, and $3.77 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2012, 2011, and 2010 was $3.61, $3.92, and $8.58 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2012:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93	–	$5.00	4,531,491	$2.95	8.06
$5.01	–	$10.00	831,000	$6.46	5.67
$10.01	–	$20.00	141,704	$16.97	0.24
$20.01	–	$30.00	265,000	$21.77	4.57
$30.01	–	$40.00	204,875	$32.53	2.77
$40.01	–	$50.00	10,000	$41.45	1.25
$50.01	–	$60.00	30,000	$54.70	2.42
$60.01	–	$70.00	5,000	$60.36	2.67
			6,019,070	$5.97	7.17

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2012:

Range of Exercise Prices			Number Exercisable	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93	–	$5.00	1,176,588	$3.09	6.99
$5.01	–	$10.00	634,003	$6.46	5.67
$10.01	–	$20.00	141,704	$16.97	0.24
$20.01	–	$30.00	265,000	$21.77	4.57
$30.01	–	$40.00	204,875	$32.53	2.77
$40.01	–	$50.00	10,000	$41.45	1.25
$50.01	–	$60.00	30,000	$54.70	2.42
$60.01	–	$70.00	5,000	$60.36	2.67
			2,467,170	$10.10	5.56

Officers and key employees that are granted stock options may elect to receive either the amount of stock options granted, or a reduced number of shares of restricted stock, or a combination thereof. Shares of restricted stock vest 25% each year beginning on the 2nd anniversary of the grant date.  Participants age 60 years or older, or age 58 with 15 years of service vest after one year. During the years ended October 31, 2012 and 2011, we granted 133,855 (including 104,167 shares to certain of our non-employee directors) and 44,468 shares of restricted stock, respectively, and also issued 32,112 and 20,613 shares, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2012 and 2011, 9,845 and 16,744 shares of restricted stock were forfeited, respectively.

For certain associates in certain years, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2012 and 2011, we issued 258,228 and 355,403 shares relating to awards granted in prior fiscal years. During the years ended October 31, 2012 and 2011, 8,701 and 45,818 shares were forfeited, respectively.

For the years ended October 31, 2012, 2011 and 2010, no rights in lieu of bonus payments were awarded. For the years ended October 31, 2012, 2011 and 2010 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock grants, the deferred compensation awards and the stock portion of the long term incentive plan was $2.4 million, $1.7 million and $3.7 million, respectively.  In addition to nonvested share awards summarized in the following table, there were 534,143, 692,668 and 1,100,250 shares of vested restricted stock at October 31, 2012, 2011 and 2010, respectively, which were deferred at the associates' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2012, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,810,177	$4.99
Granted	557,693	$4.11
Vested	(221,319)	$7.45
Forfeited	(18,546)	$5.82
Nonvested at end of period	2,128,005	$4.49

Included in the above table are restricted stock awards for a long term incentive plan for certain associates, which is a performance based plan. The awards included above for this plan are based on our current best estimate of the outcome for the performance criteria.  The change in this estimate resulted in an increase of 0.4 million shares, which is reflected in the granted row on the above table.

As of October 31, 2012, we had 3.6 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2012, there were $13.1 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

During fiscal 2011, the Chief Executive Officer and Chief Financial Officer consented to a cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). No compensation expense was recorded related to the cancellation of stock options in fiscal 2011, as the options canceled were fully vested and expensed prior to fiscal 2011.

16. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement (as subsequently amended) to purchase land in California for approximately $31.4 million from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer. As of October 31, 2012, we had an option deposit of $3.0 million related to this land acquisition agreement. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the fiscal years ended October 31, 2012, 2011, and 2010, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $0.9 million, $1.0 million, and $1.3 million, respectively. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

During the fiscal years ended October 31, 2011 and 2010, a real estate development firm owned by Mazin Kalian, a relative of our Chairman of the Board and Chief Executive Officer, provided consulting services to the Company totaling less than $0.1 million and $0.2 million, respectively, including significant travel related expenses.  The consulting services consisted primarily of negotiations, community design and cost analysis on a potential joint venture.  During the fiscal year ended October 31, 2012, there were no consulting services provided. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer at a base price of $25 million. The land was to be acquired in four phases over a period of three years from the date of acquisition of the first phase and the land seller was obligated to obtain all government approvals. The purchase prices for all phases were subject to an increase in the purchase price of the phase per annum from February 1, 2008. On June 11, 2008, the parties amended the purchase agreement and closed title to 43 of the 86 building lots in phase one. The purchase of the balance of phase one was deferred to no later than the scheduled closing of phase four. On November 12, 2009, the parties closed title to 83 building lots located in phase two.  On June 22, 2010, the parties closed title to 84 building lots located in phase three.  On June 13, 2011, the parties closed title to the 137 building lots, which included the building lots contained within phase four and the deferred balance of building lots from phase one.  During the fiscal year ended October 31, 2011, all of the property under the purchase agreement had been purchased by the Company for a total purchase price of approximately $29.2 million. Neither the Company nor the Chairman of the Board and Chief Executive Officer has or had a financial interest in the relatives' company from whom the land was purchased.

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

We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defects and warranty claims.  For bodily injury claims, our deductible per occurrence in 2012 and 2011 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2012 and 2011 is $21 million for construction defects, warranty and bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2012 and 2011 were as follows:

	Year Ended October 31,
(In Thousands)	2012	2011
Balance, beginning of year	$123,865	$125,268
Additions during year	30,947	36,849
Charges incurred during year	(33,663)	(38,252)
Balance, end of year	$121,149	$123,865

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $18.1 million and $9.8 million for the years ended October, 2012 and 2011, respectively, for prior year deliveries. In the third quarter of fiscal 2012, we settled two construction defect claims, one claim relating to the Northeast segment and one claim relating to the West segment, which made up the majority of the payments for the period.

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

We received in October 2012 a notice from Region III of the United States Environmental Protection Agency (“EPA”) concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed.  Until terminated by court order, which can occur no sooner than three years from the date of its entry, the consent decree remains in effect and could give rise to additional assessments of stipulated penalties.  In October 2012, we also received notices from Region III of EPA concerning alleged violations of stormwater discharge permits, issued in 2010 pursuant to the federal Clean Water Act, at two projects in Maryland; we are negotiating with the EPA a resolution of these more recent administrative proceedings that would involve our paying a penalty and agreeing to certain measures in order to comply with those permits.  We do not expect the impact on us to be material.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  We filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and we filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time given the class certification is still in review by the Appellate Divison.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

19. Variable Interest Entities

The Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company's discretion.  Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a variable interest in the entity that owns the land parcel under option.

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that, as of October 31, 2012 and October 31, 2011, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2012, we had total cash and letters of credit deposits amounting to approximately $57.5 million to purchase land and lots with a total purchase price of $743.2 million.  The maximum exposure to loss with respect to our land and lot options is limited to our deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the three months ended July 31, 2012, we purchased our partners’ interest in one of our unconsolidated homebuilding joint ventures.  The consolidation of this entity resulted in increases in inventory, other assets, non-recourse land mortgages and accounts payables and other liabilities of $34.3 million, $5.0 million, $20.6 million and $15.8 million, respectively.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2012
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,657	$1,686	$31,343
Inventories	177,170	14,853	192,023
Other assets	12,886	5	12,891
Total assets	$219,713	$16,544	$236,257
Liabilities and equity:
Accounts payable and accrued liabilities	$24,651	$12,233	$36,884
Notes payable	79,675		79,675
Total liabilities	104,326	12,233	116,559
Equity of:
Hovnanian Enterprises, Inc.	45,285	794	46,079
Others	70,102	3,517	73,619
Total equity	115,387	4,311	119,698
Total liabilities and equity	$219,713	$16,544	$236,257
Debt to capitalization ratio	41%	0%	40%

	October 31, 2011
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,380	$287	$21,667
Inventories	310,743	14,786	325,529
Other assets	25,388		25,388
Total assets	$357,511	$15,073	$372,584
Liabilities and equity:
Accounts payable and accrued liabilities	$21,035	$11,710	$32,745
Notes payable	199,821	21	199,842
Total liabilities	220,856	11,731	232,587
Equity of:
Hovnanian Enterprises, Inc.	52,013	1,312	53,325
Others	84,642	2,030	86,672
Total equity	136,655	3,342	139,997
Total liabilities and equity	$357,511	$15,073	$372,584
Debt to capitalization ratio	59%	1%	59%

As of October 31, 2012 and 2011, we had advances outstanding of approximately $15.0 million and $11.7 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above.  On our  Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $61.1 million and $57.8 million at October 31, 2012 and 2011, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable.  During fiscal 2011 and fiscal 2012, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For The Twelve Months Ended October 31, 2012
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$323,177	$11,531	$334,708
Cost of sales and expenses	(300,892)	(9,318)	(310,210)
Joint venture net income	$22,285	$2,213	$24,498
Our share of net income	$4,763	$1,108	$5,871

	For The Twelve Months Ended October 31, 2011
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$177,301	$12,226	$189,527
Cost of sales and expenses	(181,651)	(11,114)	(192,765)
Joint venture net (loss) income	$(4,350)	$1,112	$(3,238)
Our share of net (loss) income	$(8,395)	$647	$(7,748)

	For The Twelve Months Ended October 31, 2010
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$137,073	$19,307	$156,380
Cost of sales and expenses	(135,878)	(21,260)	(157,138)
Joint venture net income (loss)	$1,195	$(1,953)	$(758)
Our share of net income	$683	$469	$1,152

“Income (loss) from unconsolidated joint ventures” in the accompanying Consolidated Statements of Operations reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.  To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues.  These management fees, which totaled $15.2 million, $7.6 million and $6.3 million for the years ended October 31, 2012, 2011 and 2010, respectively, are recorded in homebuilding selling, general and administrative on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture, a portion of our partner's contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 40%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

21. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”), provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2012	Fair Value at October 31, 2011

Mortgage loans held for sale (1)	Level 2	$116,912	$73,126
Interest rate lock commitments	Level 2	(8)	142
Forward contracts	Level 2	120	(1,096)
Total		$117,024	$72,172

(1)  The aggregate unpaid principal balance is $113.8 million and $70.4 million at October 31, 2012 and 2011, respectively.

We elected the fair value option for our mortgage loans held for sale in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income (loss).  The changes in fair values that are included in income (loss) are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2012
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net (loss) income, all reflected in financial services revenues	$(572)	$(151)	$1,216

	Year Ended October 31, 2011
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net (loss) income, all reflected in financial services revenues	$362	$63	$(842)

	Year Ended October 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net (loss) income, all reflected in financial services revenues	$326	$(175)	$448

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2012 and 2011.  The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets
	Year Ended October 31, 2012
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,065	$(3,234)	$7,831
Land and land options held for future development or sale	Level 3	$26,998	$(6,589)	$20,409

Nonfinancial Assets
	Year Ended October 31, 2011
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$167,568	$(50,999)	$116,569
Land and land options held for future development or sale	Level 3	$84,384	$(26,483)	$57,901

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $9.8 million, $77.5 million and $122.5 million for the years ended October 31, 2012, 2011 and 2010, respectively.

The Financial Services segment had a pipeline of loan applications in process of $307.0 million at October 31, 2012.  Loans in process for which interest rates were committed to the borrowers totaled approximately $43.4 million as of October 31, 2012. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2012, the segment had open commitments amounting to $13.0 million to sell MBS with varying settlement dates through December 20, 2012.

Our Level 1 financial instruments consist of cash and cash equivalents and restricted cash, the fair value of which is based on Level 1 inputs.

Our Level 2 financial instruments consist of mortgage loans held for sale and senior notes and senior subordinated amortizing notes payable.  The fair value of mortgage loans held for sale is determined as discussed above.  The fair value of each series of the senior unsecured notes and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields.  The fair value of the senior unsecured notes (all series in the aggregate) and senior subordinated amortizing notes, was estimated at $448.7 million and $5.5 million, respectively, as of October 31, 2012.  As of October 31, 2011 the fair value of the senior unsecured notes (all series in the aggregate) and senior subordinated amortizing notes was estimated at $359.0 million and $4.4 million, respectively.

Our Level 3 financial instruments consist of the senior secured, senior amortizing and senior exchangeable notes payable.  The fair value of each of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes is estimated based on third party broker quotes. The fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $994.2 million, $23.1 million and $87.2 million, respectively, as of October 31, 2012.  As of October 31, 2011, the fair value of the senior secured notes (all series in the aggregate) was estimated at $653.5 million.

22. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of October 31, 2012, had issued and outstanding approximately $992.0 million of senior secured notes ($977.4 million, net of discount), $460.6 million senior notes ($458.7 million, net of discount), $23.1 million senior amortizing notes and $76.9 million senior exchangeable notes (issued as components of our 6.0% exchangeable note units) and $6.1 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes), senior notes, senior exchangeable notes, senior amortizing notes and senior subordinated amortizing notes.  The 2021 Notes are guaranteed by the Guarantor Subsidiaries and the members of the Secured Group (see Note 9).

The senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended. The 2020 Secured Notes (see Note 9) and the 2021 Notes are not, pursuant to the indentures under which such notes were issued, required to be registered.  The Consolidating Condensed Financial Statements presented below are in respect of our registered notes only and not the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2020 Secured Notes are the same as those represented by the accompanying Consolidating Condensed Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Consolidating Condensed Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$6,155	$259,339	$976,836	$277,286	$		$1,519,616
Financial services			23,669	140,965			164,634
Investments in consolidated subsidiaries	25	15,311	70,067			(85,403)	-
Total assets	$6,180	$274,650	$1,070,572	$418,251		$(85,403)	$1,684,250
Liabilities and equity:
Homebuilding	$1,671	$125	$391,628	$61,800	$		$455,224
Financial services			23,070	122,024			145,094
Notes payable		1,561,635	271	489			1,562,395
Income taxes payable	40,551		(33,669)				6,882
Intercompany	449,533	(1,930,998)	1,494,224	(12,759)			-
Stockholders’ (deficit) equity	(485,575)	643,888	(804,952)	246,467		(85,403)	(485,575)
Non-controlling interest in consolidated joint ventures				230			230
Total liabilities and equity	$6,180	$274,650	$1,070,572	$418,251		$(85,403)	$1,684,250

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$12,756	$200,281	$1,096,594	$207,443	$		$1,517,074
Financial services			4,537	80,569			85,106
Investments in and amounts due to and from consolidated subsidiaries	(467,562)	2,140,349	(2,435,348)	(9,364)		771,925	-
Total assets	$(454,806)	$2,340,630	$(1,334,217)	$278,648		$771,925	$1,602,180
Liabilities and equity:
Homebuilding	$2,172	$(33)	$355,191	$11,276	$		$368,606
Financial services			4,231	60,015			64,246
Notes payable		1,623,957	144				1,624,101
Income taxes payable	39,716		2,113				41,829
Stockholders’ (deficit) equity	(496,694)	716,706	(1,695,896)	207,265		771,925	(496,694)
Non-controlling interest in consolidated joint ventures				92			92
Total liabilities and equity	$(454,806)	$2,340,630	$(1,334,217)	$278,648		$771,925	$1,602,180

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$9	$(270)	$1,364,733	$87,124	$(4,978)	$1,446,618
Financial services			8,082	30,653		38,735
Intercompany charges		98,805	(120,094)	(3,590)	24,879	-
Total revenues	9	98,535	1,252,721	114,187	19,901	1,485,353
Expenses:
Homebuilding	3,030	150,297	1,300,728	79,899	5,334	1,539,288
Financial services	(28)		5,737	17,951	(12)	23,648
Total expenses	3,002	150,297	1,306,465	97,850	5,322	1,562,936
Loss on extinguishment of debt		(29,066)				(29,066)
Income from unconsolidated joint ventures			561	4,840		5,401
(Loss) income before income taxes	(2,993)	(80,828)	(53,183)	21,177	14,579	(101,248)
State and federal income tax (benefit) provision	(17,495)		(17,580)	24		(35,051)
Equity in (loss) income from subsidiaries	(80,699)				80,699	-
Net (loss) income	$(66,197)	$(80,828)	$(35,603)	$21,153	$95,278	$(66,197)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$21	$(245)	$1,103,249	$7,360	$(4,959)	$1,105,426
Financial services			5,523	23,958		29,481
Intercompany charges		114,592	(152,042)	(655)	38,105	-
Total revenues	21	114,347	956,730	30,663	33,146	1,134,907
Expenses:
Homebuilding	5,704	164,947	1,218,886	1,073	13,084	1,403,694
Financial services	307		4,809	16,263	(8)	21,371
Total expenses	6,011	164,947	1,223,695	17,336	13,076	1,425,065
Gain on extinguishment of debt		7,528				7,528
Loss from unconsolidated joint ventures			(712)	(8,246)		(8,958)
(Loss) income before income taxes	(5,990)	(43,072)	(267,677)	5,081	20,070	(291,588)
State and federal income tax (benefit) provision	(20,084)		14,583			(5,501)
Equity in (loss) income from subsidiaries	(300,181)				300,181	-
Net (loss) income	$(286,087)	$(43,072)	$(282,260)	$5,081	$320,251	$(286,087)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$20	$(350)	$1,340,887	$4,272	$(4,960)	$1,339,869
Financial services			6,353	25,620		31,973
Intercompany charges		128,383	(190,616)	(228)	62,461	-
Total revenues	20	128,033	1,156,624	29,664	57,501	1,371,842
Expenses:
Homebuilding	8,638	173,709	1,473,481	(11,332)	25,557	1,670,053
Financial services	505		5,182	17,905	(518)	23,074
Total expenses	9,143	173,709	1,478,663	6,573	25,039	1,693,127
Gain on extinguishment of debt		25,047				25,047
Income (loss) from unconsolidated joint ventures			(1,023)	1,979		956
(Loss) income before income taxes	(9,123)	(20,629)	(323,062)	25,070	32,462	(295,282)
State and federal income tax (benefit) provision	(309,922)		12,052			(297,870)
Equity in (loss) income from subsidiaries	(298,211)				298,211	-
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(66,197)	$(80,828)	$(35,603)	$21,153	$95,278	$(66,197)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	37,030	51,593	146,028	(140,174)	(95,278)	(801)
Net cash (used in) provided by operating activities	(29,167)	(29,235)	110,425	(119,021)	-	(66,998)
Net cash provided by (used in) investing activities	-	146	(3,260)	1,614	-	(1,500)
Net cash provided by (used in) financing activities	47,221	(79,976)	49,670	74,075	-	90,990
Intercompany financing activities - net	(18,054)	194,040	(153,863)	(22,123)	-	-
Net increase (decrease) in cash	-	84,975	2,972	(65,455)	-	22,492
Cash and cash equivalents balance, beginning of period	-	112,122	(4,989)	143,607	-	250,740
Cash and cash equivalents balance, end of period	$-	$197,097	$(2,017)	$78,152	$-	$273,232

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(286,087)	$(43,072)	$(282,260)	$5,081	$320,251	$(286,087)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	93,926	(34,441)	357,401	(17,963)	(320,251)	78,672
Net cash (used in) provided by operating activities	(192,161)	(77,513)	75,141	(12,882)	-	(207,415)
Net cash provided by (used in) investing activities	-	-	(223)	1,418	-	1,195
Net cash provided by (used in) financing activities	54,899	56,428	2,367	(23,914)	-	89,780
Intercompany financing activities - net	137,252	(79,163)	(69,462)	11,373	-	-
Net (decrease) increase in cash	(10)	(100,248)	7,823	(24,005)	-	(116,440)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents balance, end of period	$-	$112,122	$(4,989)	$143,607	$-	$250,740

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(24,192)	47,439	151,814	185,511	(330,673)	29,899
Net cash provided by (used in) operating activities	(21,604)	26,810	(183,300)	210,581	-	32,487
Net cash (used in) provided by investing activities			(1,146)	1,130		(16)
Net cash (used in) provided by financing activities		(113,232)	3,463	17,786		(91,983)
Intercompany financing activities - net	21,604	6,385	183,755	(211,744)		-
Net (decrease) increase in cash	-	(80,037)	2,772	17,753	-	(59,512)
Cash and cash equivalents balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$212,370	$(12,812)	$167,612	$-	$367,180

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2012 and 2011 is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Revenues	$487,045	$387,011	$341,698	$269,599
Expenses	481,996	395,221	364,678	308,511
Inventory impairment loss and land option write-offs	5,300	689	3,216	3,325
(Loss) gain on extinguishment of debt	(87,033)	6,230	27,039	24,698
Income (loss) from unconsolidated joint ventures	3,077	852	1,495	(23)
(Loss) income before income taxes	(84,207)	(1,817)	2,338	(17,562)
State and federal income tax provision (benefit)	203	(36,493)	536	703
Net (loss) income	$(84,410)	$34,676	$1,802	$(18,265)
Per share data:
Basic:
(Loss) income per common share	$(0.59)	$0.25	$0.02	$(0.17)
Weighted-average number of common shares outstanding	142,249	138,472	116,021	108,735
Assuming dilution: (Loss) income per common share	$(0.59)	$0.25	$0.02	$(0.17)
Weighted-average number of common shares outstanding	142,249	138,552	116,117	108,735

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Revenues	$341,625	$285,618	$255,097	$252,567
Expenses	387,604	326,121	306,978	302,613
Inventory impairment loss and land option write-offs	59,873	11,426	16,925	13,525
Gain (loss) on extinguishment of debt	10,563	(1,391)	(1,644)	-
Loss from unconsolidated joint ventures	(2,479)	(2,255)	(3,232)	(992)
Loss before income taxes	(97,768)	(55,575)	(73,682)	(64,563)
State and federal income tax provision (benefit)	580	(4,645)	(1,015)	(421)
Net loss	$(98,348)	$(50,930)	$(72,667)	$(64,142)
Per share data:
Basic:
Loss per common share	$(0.90)	$(0.47)	$(0.69)	$(0.82)
Weighted-average number of common shares outstanding	108,740	108,721	105,894	78,598
Assuming dilution: Loss per common share	(0.90)	(0.47)	(0.69)	(0.82)
Weighted-average number of common shares outstanding	108,740	108,721	105,894	78,598