Form 10-Q
period 2013-01-31
HOVNANIAN ENTERPRISES INC
filed 2013-03-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2013
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 124,479,163 shares of Class A Common Stock and 14,658,151 shares of Class B Common Stock were outstanding as of March 1, 2013.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 31, 2013	October 31, 2012
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash	$232,793	$258,323
Restricted cash and cash equivalents	39,580	41,732
Inventories:
Sold and unsold homes and lots under development	689,539	671,851
Land and land options held for future development or sale	225,455	218,996
Consolidated inventory not owned - other options	90,894	90,619
Total inventories	1,005,888	981,466
Investments in and advances to unconsolidated joint ventures	53,446	61,083
Receivables, deposits, and notes	47,338	61,794
Property, plant, and equipment – net	47,781	48,524
Prepaid expenses and other assets	58,689	66,694
Total homebuilding	1,485,515	1,519,616

Financial services:
Cash	5,360	14,909
Restricted cash and cash equivalents	11,915	22,470
Mortgage loans held for sale	72,424	117,024
Other assets	2,475	10,231
Total financial services	92,174	164,634
Income taxes receivable – including net deferred tax benefits	2,621	-
Total assets	$1,580,310	$1,684,250

(1)  Derived from the audited balance sheet as of October 31, 2012.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	January 31, 2013	October 31, 2012
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$44,427	$38,302
Accounts payable and other liabilities	261,478	296,510
Customers’ deposits	28,895	23,846
Nonrecourse mortgages secured by operating properties	18,522	18,775
Liabilities from inventory not owned	78,213	77,791
Total homebuilding	431,535	455,224

Financial services:
Accounts payable and other liabilities	20,822	37,609
Mortgage warehouse line of credit	52,038	107,485
Total financial services	72,860	145,094

Notes payable:
Senior secured notes	977,674	977,369
Senior notes	458,869	458,736
Senior amortizing notes	23,149	23,149
Senior exchangeable notes	63,887	76,851
TEU senior subordinated amortizing notes	5,150	6,091
Accrued interest	28,419	20,199
Total notes payable	1,557,148	1,562,395
Income taxes payable	-	6,882
Total liabilities	2,061,543	2,169,595

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at January 31, 2013 and at October 31, 2012	135,299	135,299
Common stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 136,239,926 shares at January 31, 2013 and 130,055,304 shares at October 31, 2012 (including 11,760,763 shares at January 31, 2013 and October 31, 2012 held in Treasury)	1,362	1,300
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; issued 15,349,899 shares at January 31, 2013 and 15,350,101 shares at October 31, 2012 (including 691,748 shares at January 31, 2013 and October 31, 2012 held in Treasury)	153	154
Paid in capital - common stock	684,091	668,735
Accumulated deficit	(1,187,011)	(1,175,703)
Treasury stock - at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(481,466)	(485,575)
Noncontrolling interest in consolidated joint ventures	233	230
Total equity deficit	(481,233)	(485,345)
Total liabilities and equity	$1,580,310	$1,684,250

(1) Derived from the audited balance sheet as of October 31, 2012.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Revenues:
Homebuilding:
Sale of homes	$334,281	$252,330
Land sales and other revenues	12,271	10,579
Total homebuilding	346,552	262,909
Financial services	11,659	6,690
Total revenues	358,211	269,599

Expenses:
Homebuilding:
Cost of sales, excluding interest	288,755	217,427
Cost of sales interest	10,280	12,476
Inventory impairment loss and land option write-offs	665	3,325
Total cost of sales	299,700	233,228
Selling, general and administrative	36,771	33,254
Total homebuilding expenses	336,471	266,482

Financial services	7,428	5,177
Corporate general and administrative	12,503	12,784
Other interest	24,000	21,995
Other operations	900	5,398
Total expenses	381,302	311,836
Gain on extinguishment of debt	-	24,698
Income (loss) from unconsolidated joint ventures	2,289	(23)
Loss before income taxes	(20,802)	(17,562)
State and federal income tax (benefit) provision:
State	233	633
Federal	(9,727)	70
Total income taxes	(9,494)	703
Net loss	$(11,308)	$(18,265)

Per share data:
Basic:
Loss per common share	$(0.08)	$(0.17)
Weighted-average number of common shares outstanding	141,725	108,735
Assuming dilution:
Loss per common share	$(0.08)	$(0.17)
Weighted-average number of common shares outstanding	141,725	108,735

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, November 1, 2012	118,294,541	$1,300	14,658,353	$154	5,600	$135,299	$668,735	$(1,175,703)	$(115,360)	$230	$(485,345)

Stock options, amortization and issuances	31,562						820				820

Restricted stock amortization, issuances and forfeitures	73,077						321				321

Settlement of prepaid common stock purchase contracts	2,683,679	27					(27)				-

Exchange of senior exchangeable notes for Class A Common Stock	3,396,102	34					14,242				14,276

Conversion of Class B to Class A Common Stock	202	1	(202)	(1)							-

Changes in noncontrolling interest in consolidated joint ventures										3	3

Net loss								(11,308)			(11,308)

Balance, January 31, 2013	124,479,163	$1,362	14,658,151	$153	5,600	$135,299	$684,091	$(1,187,011)	$(115,360)	$233	$(481,233)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,308)	$(18,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,462	1,658
Compensation from stock options and awards	1,149	1,187
Amortization of bond discounts and deferred financing costs	1,844	1,631
Gain on sale and retirement of property and assets	(76)	(22)
(Income) loss from unconsolidated joint ventures	(2,289)	23
Distributions of earnings from unconsolidated joint ventures	400	206
Gain on extinguishment of debt	-	(24,698)
Expenses related to the debt for debt exchange	-	4,594
Inventory impairment and land option write-offs	665	3,325
Decrease (increase) in assets:
Mortgage loans held for sale	44,600	4,942
Restricted cash, receivables, prepaids, deposits and other assets	41,162	23,540
Inventories	(25,087)	(14,063)
(Decrease) increase in liabilities:
State and federal income tax liabilities	(9,503)	691
Customers’ deposits	5,049	1,255
Accounts payable, accrued interest and other accrued liabilities	(42,293)	(29,126)
Net cash provided by (used in) operating activities	5,775	(43,122)
Cash flows from investing activities:
Proceeds from sale of property and assets	81	22
Purchase of property, equipment, and other fixed assets	(447)	(134)
Investments in and advances to unconsolidated joint ventures	(2,457)	(1,858)
Distributions of capital from unconsolidated joint ventures	12,538	698
Net cash provided by (used in) investing activities	9,715	(1,272)
Cash flows from financing activities:
Proceeds from mortgages and notes	13,765	3,201
Payments related to mortgages and notes	(7,893)	(237)
Proceeds from model sale leaseback financing programs	2,121	-
Payments related to model sale leaseback financing programs	(2,199)	-
Proceeds from land bank financing program	10,206	-
Payments related to land bank financing program	(9,706)	-
Net payments related to mortgage warehouse lines of credit	(55,447)	(685)
Deferred financing costs from land bank financing programs and note issuances	(475)	-
Principal payments and debt repurchases	(941)	(20,163)
Payments related to the debt for debt exchange	-	(18,773)
Net cash used in financing activities	(50,569)	(36,657)
Net decrease in cash and cash equivalents	(35,079)	(81,051)
Cash and cash equivalents balance, beginning of period	273,232	250,740
Cash and cash equivalents balance, end of period	$238,153	$169,689

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)
(Continued)

	Three Months Ended January 31,
	2013	2012
Supplemental disclosures of cash flow:
Cash paid during the period for income taxes	$9	$11

Supplemental disclosure of noncash activities:

In the first quarter of fiscal 2013, 18,305 of our senior exchangeable notes were exchanged for 3,396,102 shares of Class A Common Stock.

In the first quarter of fiscal 2013, we entered into a new unconsolidated homebuilding joint venture which resulted in the transfer of an existing receivable from our joint venture partners of $0.6 million at October 31, 2012, to an investment in the joint venture at January 31, 2013.

In the first quarter of fiscal 2012, we completed a debt for debt exchange. See Note 9 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 for further information.

See notes to Condensed Consolidated Financial Statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Hovnanian Enterprises, Inc. and Subsidiaries (the "Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 18).

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.  Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements.  Results for interim periods are not necessarily indicative of the results which might be expected for a full year.  The balance sheet at October 31, 2012 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.  For the three months ended January 31, 2013 and 2012, the Company’s total stock-based compensation expense was $1.1 million and $1.2 million, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $0.7 million and $1.1 million for the three months ended January 31, 2013 and 2012, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2013	2012

Interest capitalized at beginning of period	$116,056	$121,441
Plus interest incurred(1)	32,653	36,345
Less cost of sales interest expensed	10,280	12,476
Less other interest expensed(2)(3)	24,000	21,995
Interest capitalized at end of period(4)	$114,429	$123,315

(1)	Does not include interest incurred by our mortgage and finance subsidiaries.

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

(3)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2013	2012
Other interest expensed	$24,000	$21,995
Interest paid by our mortgage and finance subsidiaries	877	476
Increase in accrued interest	(8,220)	(11,067)
Cash paid for interest, net of capitalized interest	$16,657	$11,404

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at January 31, 2013 and October 31, 2012 amounted to $76.7 million and $75.7 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the three months ended January 31, 2013, our discount rate used for impairments recorded was 18.8%. For the three months ended January 31, 2012, our discount rates used for impairments recorded ranged from 16.8% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory, of $0.6 million and $3.1 million for the three months ended January 31, 2013 and 2012, respectively.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
(Dollars in millions)	January 31, 2013			January 31, 2012
	Number of Communities	Dollar Amount of Impairment(1)	Pre- Impairment Value(2)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(2)
Northeast	1	$0.6	$2.9	5	$2.4	$16.1
Mid-Atlantic	1	-	0.1	2	0.3	0.6
Midwest	-	-	-	1	0.1	1.1
Southeast	1	-	0.4	3	0.3	0.9
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	3	$0.6	$3.4	11	$3.1	$18.7

(1)   During the three months ended January 31, 2013, there were impairments totaling $587 thousand.  The impairments were in the Northeast $568 thousand, in the Mid-Atlantic $2 thousand and in the Southeast $17 thousand.

(2)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs related to these items were $0.1 million and $0.2 million for the three months ended January 31, 2013 and 2012, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total cost written off.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,
	2013		2012
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs (1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	$-	-	$-
Mid-Atlantic	140	-	179	0.1
Midwest	-	-	38	-
Southeast	-	-	141	0.1
Southwest	45	-	-	-
West	-	-	-	-
Total	185	$0.1	358	$0.2

(1) During the three months ended January 31, 2013 there were write-offs totaling $79 thousand.  The write-offs were in the Northeast $29 thousand, in the Mid-Atlantic $6 thousand, in the Southeast $19 thousand, in the Southwest $11 thousand, and in the West $14 thousand.

We have decided to mothball (or stop development on) certain communities when we have determined the current performance does not justify further investment at the time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first quarter of fiscal 2013, we did not mothball any communities but re-activated one previously mothballed community.  As of January 31, 2013, the net book value associated with our 52 total mothballed communities was $124.2 million, net of impairment charges recorded in prior periods of $465.9 million.

During fiscal 2012 and 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2013, inventory of $33.8 million was recorded to consolidated inventory not owned, with a corresponding amount of $32.9 million recorded to liabilities from inventory not owned.

In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP ("GSO"), that continued in fiscal 2013, whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2013, inventory of $57.1 million was recorded as consolidated inventory not owned, with a corresponding amount of $45.3 million recorded to liabilities from inventory not owned.

6. We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit.  Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended January 31,
(In thousands)	2013	2012

Balance, beginning of period	$121,149	$123,865
Additions	6,984	8,590
Charges incurred	(6,998)	(7,730)
Balance, end of period	$121,135	$124,725

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $1.0 million and $0.7 million for the three months ended January 31, 2013 and 2012, respectively, for prior year deliveries.

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

We received in October 2012 a notice from Region III of the United States Environmental Protection Agency (“EPA”) concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed.  Until terminated by court order, which can occur no sooner than three years from the date of its entry, the consent decree remains in effect and could give rise to additional assessments of stipulated penalties.  In October 2012, we also received notices from Region III of EPA concerning alleged violations of stormwater discharge permits, issued in 2010 pursuant to the federal Clean Water Act, at two projects in Maryland; we negotiated with the EPA two orders, which the EPA issued in February 2013, to resolve the violations.  One requires us to pay a penalty of $130,000, while the other obligates us to take certain measures to comply with those permits and detail the specific compliance measures we take, among other things; our obligations under the orders will not materially affect us.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  We filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and we filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012 reviewing the Superior Court’s original finding of class certification.  We anticipate a ruling from the Appellate Division on the issue of class certification within the next few months.  The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time given the class certification is still in review by the Appellate Division.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

8.  Cash represents cash deposited in checking accounts. Cash equivalents includes certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled to $51.5 million and $64.2 million as of January 31, 2013 and October 31, 2012, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10.  In addition, we collateralize our surety bonds with cash.  The balances of this surety bond collateral were $5.8 million and $6.2 million at January 31, 2013 and October 31, 2012, respectively, which were in cash equivalents, the book value of which approximates fair value.  The remaining balance represented customers’ deposits of $16.9 million and $27.3 million as of January 31, 2013 and October 31, 2012, respectively, which are restricted from use by us.

Total Customers’ deposits are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because, in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

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

At January 31, 2013 and October 31, 2012, respectively, $54.6 million and $104.6 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10).  We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home.  The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheet.  In the first quarter of both fiscal 2013 and 2012, we received 13 repurchase or make-whole inquiries.

The activity in our loan origination reserves during the three months ended January 31, 2013 and 2012 was as follows:

	Three Months Ended January 31,
(In thousands)	2013	2012

Loan origination reserves, beginning of period	$9,334	$5,063
Provisions for losses during the period	626	1,664
Adjustments to pre-existing provisions for losses from changes in estimates	(192)	92
Payments/settlements	(650)	(390)
Loan origination reserves, end of period	$9,118	$6,429

10.  We have nonrecourse mortgages for a small number of our communities totaling $44.4 million at January 31, 2013, as well as our Corporate Headquarters totaling $18.5 million at January 31, 2013, which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $45.1 million in 2013, $1.1 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017 and $12.8 million after 2017. The interest rates on these obligations ranged from 4.5% to 10.0% at January 31, 2013.

We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $28.2 million and $29.5 million of letters of credit outstanding as of January 31, 2013 and October 31, 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2013 and October 31, 2012, the amount of cash collateral in these segregated accounts was $28.8 million and $30.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 18, 2013, is a short-term borrowing facility that provides up to $50 million through January 17, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1% plus the applicable margin ranging from 1% to 2.5% based on the takeout investor and type of loan. As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $18.6 million.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of .5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $10.4 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.58% at January 31, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan.  As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $23.0 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of January 31, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11. As of January 31, 2013, we had $992.0 million of outstanding senior secured notes ($977.7 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of January 31, 2013, we also had $460.6 million of outstanding senior notes ($458.9 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of January 31, 2013, we had outstanding $23.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed below in Note 13), $63.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed below in Note 13) and $5.2 million 7.25% Senior Subordinated Amortizing Notes (issued as part of our 7.25% Tangible Equity Units and discussed below in Note 12). Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at January 31, 2013 (see Note 23).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by Hovnanian Enterprises, Inc., K. Hovnanian and the guarantors of such notes. At January 31, 2013, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $575.2 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $219.1 million as of January 31, 2013, which includes $28.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2013, the collateral securing the guarantees primarily included (1) $41.4 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $39.9 million as of January 31, 2013 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $45.2 million as of January 31, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the Senior Exchangeable Notes discussed in Note 13 below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

During the three months ended January 31, 2012, we repurchased in open market transactions $5.7 million principal amount of our 6 1/4% Senior Notes due 2016 and $38.3 million principal amount of 7 1/2% Senior Notes due 2016.  The aggregate purchase price for these repurchases was $19.0 million, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $24.7 million for the three months ended January 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. We did not make any open market purchases of our outstanding notes during the three month period ended January 31, 2013.

12. On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”).  As of January 31, 2013, we had an aggregate principal amount of $5.2 million Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of the Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of TEUs. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each TEU may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU.  The Senior Subordinated Amortizing Note component of the TEUs is recorded as debt, and the Purchase Contract component of the TEUs is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  During the first quarter of fiscal 2013, 0.6 million Purchase Contracts were converted in 2.7 million shares of our Class A Common Stock.  As of January 31, 2013, 2.2 million Purchase Contracts had been converted into 10.4 million shares of our Class A Common Stock.

13. On October 2, 2012, the Company and K. Hovnanian issued $100,000,000 aggregate stated amount of 6.0% Exchangeable Note Units (the “Units”) (equivalent to 100,000 Units).  Each $1,000 stated amount of Units initially consists of (1) a zero coupon senior exchangeable note due December 1, 2017 (a “Senior Exchangeable Note”) issued by K. Hovnanian, which bears no cash interest and has an initial principal amount of $768.51 per Exchangeable Note, and that will accrete to $1,000 at maturity and (2) a senior amortizing note due December 1, 2017 (the “Senior Amortizing Note”) issued by K. Hovnanian, which has an initial principal amount of $231.49 per Senior Amortizing Note, bears interest at a rate of 11.0% per annum, and has a final installment payment date of December 1, 2017.  Each Unit may be separated into its constituent Senior Exchangeable Note and Senior Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis).  Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017.  Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock).  The exchange rate will be subject to adjustment in certain events.  Following certain corporate events that occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events.

On each June 1 and December 1 commencing on June 1, 2013 (each, an “installment payment date”) K. Hovnanian will pay holders of Senior Amortizing Notes equal semi-annual cash installments of $30.00 per Senior Amortizing Note (except for the June 1, 2013 installment payment, which will be $39.83 per Senior Amortizing Note), which cash payment in the aggregate will be equivalent to 6.0% per year with respect to each $1,000 stated amount of Units.  Each installment will constitute a payment of interest (at a rate of 11.0% per annum) and a partial repayment of principal on the Senior Amortizing Note. Following certain corporate events that occur prior to the maturity date, holders of the Senior Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Amortizing Notes. As of January 31, 2013, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

14. Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares for the three months ended January 31, 2013 includes 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities.

For the three months ended January 31, 2013 and 2012, 1.4 million and 0.02 million, respectively, of incremental shares attributed to nonvested stock and outstanding options to purchase common stock were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive.  Also, for the three months ended January 31, 2013, 15.2 million shares of common stock issuable upon the exchange of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.4 million and 5.0 million for the three months ended January 31, 2013 and 2012, respectively, because to do so would have been anti-dilutive for the periods presented.

15.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three months ended January 31, 2013 and 2012, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in certain of our indentures.

16. Each share of Class A Common Stock entitles its holder to one vote per share, and each share of Class B Common Stock generally entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three months ended January 31, 2013.  As of January 31, 2013, approximately 3.5 million shares of Class A Common Stock have been purchased under this program.

17.  The total income tax benefit of $9.5 million recognized during the three months ended January 31, 2013 was primarily due to the release of reserves for an uncertain federal tax position that was settled with the Internal Revenue Service during the quarter, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of January 31, 2013.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $943.9 million and $937.9 million at January 31, 2013 and October 31, 2012, respectively.  The valuation allowance increased during the three months ended January 31, 2013 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period.

18.  Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision-maker, our Chief Executive Officer, to evaluate performance and make operating decisions.  Based on this criteria, each of our communities qualifies as an operating segment, and therefore, it is impractical to provide segment disclosures for this many segments.  As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Homebuilding:
 (1) Northeast (New Jersey and Pennsylvania)
 (2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia and Washington D.C.)
 (3) Midwest (Illinois, Minnesota and Ohio)
 (4) Southeast (Florida, Georgia, North Carolina and South Carolina)
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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2013	2012

Revenues:
Northeast	$54,835	$41,532
Mid-Atlantic	52,719	54,395
Midwest	32,333	18,199
Southeast	28,961	20,209
Southwest	131,624	91,824
West	46,103	36,751
Total homebuilding	346,575	262,910
Financial services	11,659	6,690
Corporate and unallocated	(23)	(1)
Total revenues	$358,211	$269,599

(Loss) income before income taxes:
Northeast	$(4,887)	$(5,648)
Mid-Atlantic	925	2,611
Midwest	1,200	(1,156)
Southeast	590	(2,856)
Southwest	8,103	4,550
West	(1,095)	(972)
Homebuilding income (loss) before income taxes	4,836	(3,471)
Financial services	4,231	1,513
Corporate and unallocated	(29,869)	(15,604)
Loss before income taxes	$(20,802)	$(17,562)

(In thousands)	January 31, 2013	October 31, 2012

Assets:
Northeast	$381,159	$396,073
Mid-Atlantic	200,652	200,969
Midwest	78,431	73,305
Southeast	89,244	90,132
Southwest	257,308	235,367
West	131,815	143,851
Total homebuilding	1,138,609	1,139,697
Financial services	92,174	164,634
Corporate and unallocated	349,527	379,919
Total assets	$1,580,310	$1,684,250

19.  The Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company's discretion.  Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a variable interest in the entity (“VIE”) that owns the land parcel under option.

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2013 and October 31, 2012 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2013, we had total cash and letters of credit deposits amounting to approximately $49.4 million to purchase land and lots with a total purchase price of $754.0 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	January 31, 2013
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,671	$302	$22,973
Inventories	163,805	13,810	177,615
Other assets	9,151	5	9,156
Total assets	$195,627	$14,117	$209,744

Liabilities and equity:
Accounts payable and accrued liabilities	$18,120	$5,888	$24,008
Notes payable	74,964	-	74,964
Total liabilities	93,084	5,888	98,972
Equity of:
Hovnanian Enterprises, Inc.	44,865	2,842	47,707
Others	57,678	5,387	63,065
Total equity	102,543	8,229	110,772
Total liabilities and equity	$195,627	$14,117	$209,744
Debt to capitalization ratio	42%	0%	40%

(Dollars in thousands)	October 31, 2012
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,657	$1,686	$31,343
Inventories	177,170	14,853	192,023
Other assets	12,886	5	12,891
Total assets	$219,713	$16,544	$236,257

Liabilities and equity:
Accounts payable and accrued liabilities	$24,651	$12,233	$36,884
Notes payable	79,675	-	79,675
Total liabilities	104,326	12,233	116,559
Equity of:
Hovnanian Enterprises, Inc.	45,285	794	46,079
Others	70,102	3,517	73,619
Total equity	115,387	4,311	119,698
Total liabilities and equity	$219,713	$16,544	$236,257
Debt to capitalization ratio	41%	0%	40%

As of January 31, 2013 and October 31, 2012, we had advances outstanding of approximately $5.7 million and $15.0 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $53.4 million and $61.1 million at January 31, 2013 and October 31, 2012, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of its community indicate that the carrying amount is not recoverable.  During fiscal 2012 and the first three months of fiscal 2013, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended January 31, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$60,143	$7,814	$67,957
Cost of sales and expenses	(56,288)	(2,949)	(59,237)
Joint venture net income	$3,855	$4,865	$8,720
Our share of net (loss) income	$(93)	$2,433	$2,340

	For the Three Months Ended January 31, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$52,596	$3,355	$55,951
Cost of sales and expenses	(52,770)	(3,203)	(55,973)
Joint venture net (loss) income	$(174)	$152	$(22)
Our share of net (loss) income	$(51)	$116	$65

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012, is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.  To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues.  These management fees, which totaled $2.8 million and $2.4 million, for the three months ended January 31, 2013 and 2012, respectively, are recorded in “Homebuilding-Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

22.  ASC 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2013	Fair Value at October 31, 2012

Mortgage loans held for sale (1)	Level 2	$72,316	$116,912
Mortgage loan commitments	Level 2	(216)	(8)
Forward contracts	Level 2	324	120
		$72,424	$117,024

(1)  The aggregate unpaid principal balance was $70.6 million and $113.8 million at January 31, 2013 and October 31, 2012, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments”, which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of January 31, 2013.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $382.6 million at January 31, 2013.  Loans in process for which interest rates were committed to the borrowers totaled approximately $35.5 million as of January 31, 2013.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At January 31, 2013, the segment had open commitments amounting to $6.0 million to sell MBS with varying settlement dates through April 18, 2013.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2013
(In thousands)	Mortgage Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(1,037)	$(207)	$204

	Three Months Ended January 31, 2012
(In thousands)	Mortgage Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(395)	$(5)	$618

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2013 and 2012.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended
		January 31, 2013

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,895	$(568)	$2,327
Land and land options held for future development or sale	Level 3	$485	$(19)	$466

		Three Months Ended
		January 31, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,428	$(704)	$1,724
Land and land options held for future development or sale	Level 3	$16,315	$(2,437)	$13,878

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $0.6 million and $3.1 million for the three months ended January 31, 2013 and 2012, respectively.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, Level 2 measurements.  The fair value of the senior unsecured notes, other than the senior exchangeable notes (all series in the aggregate), and senior subordinated amortizing notes, was estimated at $469.5 million and $6.0 million, respectively, as of January 31, 2013.  As of October 31, 2012 the fair value of the senior unsecured notes, other than the senior exchangeable notes (all series in the aggregate), and senior subordinated amortizing notes, was estimated at $448.7 million and $5.5 million, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1,032.5 million, $23.1 million and $82.6 million, respectively, as of January 31, 2013.  As of October 31, 2012, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $994.2 million, $23.1 million and $87.2 million, respectively.

23.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of January 31, 2013, had issued and outstanding approximately $992.0 million of senior secured notes ($977.7 million, net of discount), $460.6 million senior notes ($458.9 million, net of discount), $23.1 million senior amortizing notes and $63.9 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units) and $5.2 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

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

The senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended. The 2020 Secured Notes (see Note 11) and the 2021 Notes are not, pursuant to the indentures under which such notes were issued, required to be registered.  The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2013
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$5,838	$243,226	$953,013	$283,438	$	$1,485,515
Financial services			8,179	83,995		92,174
Income taxes receivable	(30,826)		33,447			2,621
Investment in consolidated subsidiaries	25	15,311	87,207		(102,543)
Total assets	$(24,963)	$258,537	$1,081,846	$367,433	$(102,543)	$1,580,310

LIABILITIES AND EQUITY:
Homebuilding	$1,615	$8	$367,470	$62,442	$	$431,535
Financial services			7,988	64,872		72,860
Notes payable		1,556,445	3	700		1,557,148
Intercompany	454,888	(1,162,090)	722,934	(15,732)		-
Stockholders’ (deficit) equity	(481,466)	(135,826)	(16,549)	254,918	(102,543)	(481,466)
Non-controlling interest in consolidated joint ventures				233		233
Total liabilities and equity	$(24,963)	$258,537	$1,081,846	$367,433	$(102,543)	$1,580,310

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$6,155	$259,339	$976,836	$277,286	$	$1,519,616
Financial services			23,669	140,965		164,634
Investments in consolidated subsidiaries	25	15,311	70,067		(85,403)	-
Total assets	$6,180	$274,650	$1,070,572	$418,251	$(85,403)	$1,684,250

LIABILITIES AND EQUITY:
Homebuilding	$1,671	$125	$391,628	$61,800	$	$455,224
Financial services			23,070	122,024		145,094
Notes payable		1,561,635	271	489		1,562,395
Income tax payable	40,551		(33,669)			6,882
Intercompany	449,533	(1,930,998)	1,494,224	(12,759)		-
Stockholders’ (deficit) equity	(485,575)	643,888	(804,952)	246,467	(85,403)	(485,575)
Non-controlling interest in consolidated joint ventures				230		230
Total liabilities and equity	$6,180	$274,650	$1,070,572	$418,251	$(85,403)	$1,684,250

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2013
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$2	$(45)	$299,015	$48,827	$(1,247)	$346,552
Financial services			2,077	9,582		11,659
Intercompany charges		20,200	(25,321)	(874)	5,995	-
Total revenues	2	20,155	275,771	57,535	4,748	358,211

Expenses:
Homebuilding	348	29,861	297,770	43,413	2,482	373,874
Financial services	4		1,842	5,582		7,428
Total expenses	352	29,861	299,612	48,995	2,482	381,302
(Loss) gain on extinguishment of debt		(770,009)	770,009			-
Income (loss) from unconsolidated joint ventures			2,382	(93)		2,289
(Loss) income before income taxes	(350)	(779,715)	748,550	8,447	2,266	(20,802)
State and federal income tax (benefit) provision	(14,361)		4,867			(9,494)
Equity in (loss) income of consolidated subsidiaries	(25,319)				25,319	-
Net (loss) income	$(11,308)	$(779,715)	$743,683	$8,447	$27,585	$(11,308)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(30)	$263,306	$869	$(1,240)	$262,909
Financial services			1,299	5,391		6,690
Intercompany charges			(12,352)	(999)	13,351	-
Total revenues	4	(30)	252,253	5,261	12,111	269,599

Expenses:
Homebuilding	1,740	14,621	285,337	(1,335)	6,296	306,659
Financial services	51		1,226	3,915	(15)	5,177
Total expenses	1,791	14,621	286,563	2,580	6,281	311,836
Gain on extinguishment of debt		24,698				24,698
Income (loss) from unconsolidated joint ventures			28	(51)		(23)
(Loss) income before income taxes	(1,787)	10,047	(34,282)	2,630	5,830	(17,562)
State and federal income tax (benefit) provision	(4,564)		5,267			703
Equity in income (loss) of consolidated subsidiaries	15,488				(15,488)	-
Net income (loss)	$18,265	$10,047	$(39,549)	$2,630	$(9,658)	$(18,265)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2013
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,308)	$(779,715)	$743,683	$8,447	$27,585	$(11,308)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	5,954	(1,629)	8,947	31,396	(27,585)	17,083
Net cash (used in) provided by operating activities	(5,354)	(781,344)	752,630	39,843		5,775
Net cash provided by investing activities		259	5,722	3,734		9,715
Net cash (used in) provided by financing activities		(1,200)	9,225	(58,594)		(50,569)
Intercompany investing and financing activities – net	5,354	768,909	(771,290)	(2,973)		-
Net decrease in cash		(13,376)	(3,713)	(17,990)		(35,079)
Cash and cash equivalents balance, beginning of period		197,097	(2,017)	78,152		273,232
Cash and cash equivalents balance, end of period	$-	$183,721	$(5,730)	$60,162	$-	$238,153

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,265	$10,047	$(39,549)	$2,630	$(9,658)	$(18,265)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(33,435)	14,424	23,191	(38,695)	9,658	(24,857)
Net cash (used in) provided by operating activities	(15,170)	24,471	(16,358)	(36,065)		(43,122)
Net cash used in investing activities			(102)	(1,170)		(1,272)
Net cash (used in) provided by financing activities		(39,173)	3,201	(685)		(36,657)
Intercompany investing and financing activities – net	15,170	(13,424)	14,360	(16,106)		-
N Net (decrease) increase in cash		(28,126)	1,101	(54,026)		(81,051)
C Cash and cash equivalents balance, beginning of period		112,122	(4,989)	143,607		250,740
Cash and cash equivalents balance, end of period	$-	$83,996	$(3,888)	$89,581	$-	$169,689

24. In November 2012, one of our joint ventures in which the Company has a 50% interest sold an option to acquire a parcel of land for approximately $5.5 million.  The total cost to the buyer was approximately $11.1 million and on which the broker commission was paid.  The son of Mr. Pellerito, the Company’s Chief Operating Officer, was employed by the brokerage firm that handled the transaction and received less than $0.2 million as a commission for the transaction.  The Chief Operating Officer did not have a financial interest in the brokerage firm involved in the transaction nor did he receive any portion of the commission paid to his son.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of fiscal 2013, the housing market continued with the improvement seen in fiscal 2012, and, as a result, we continued to see positive operating trends, including improvements in several metrics for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, such as: contract growth of 27.1%, an increase in gross margin percentage, before cost of sales interest expense and land charges, from 16.5% to 17.0% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 17.1% to 13.8%. In addition, our contract cancellation rate was 16% in the first quarter of fiscal 2013, which is below what we believe to be a normalized level of 20%.  Active selling communities decreased to 175 at January 31, 2013 compared to 197 in the same period a year ago, as net contracts per average active selling community increased to 6.9 for the three months ended January 31, 2013 compared to 4.9 in the same period in the prior year.

While our gross margin percentage and selling, general and administrative costs as a percentage of revenues improved for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, both of these metrics had unfavorable variances when comparing sequentially from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013. Gross margin percentage decreased from 18.3% to 17.0% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues increased from 10.0% to 13.8%.  Gross margin and selling, general and administrative costs include some fixed costs that relate to the number of active communities but are not impacted by delivery volume. In the first quarter of fiscal 2013, our revenues increased significantly year over year, but sequentially, revenues in our seasonally low first quarter declined 26.5%. As a result, gross margin percentage decreased and selling, general and administrative as a percentage of revenues increased as there were less revenues to cover the fixed cost portions of these line items. As our deliveries and revenues grow throughout the remainder of fiscal 2013, these fixed costs as a percentage of homebuilding revenues should decline, therefore we expect our gross margin percentage to increase and selling, general and administrative costs as a percentage of revenues to decrease for our full fiscal 2013 year compared to the full year for fiscal 2012.

While we are encouraged by the positive operating trends of fiscal 2012 and the first quarter of fiscal 2013, several challenges such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in the housing market. Our recent operating results and other national data indicate that the overall demand for new homes during fiscal 2012 and through the first quarter of fiscal 2013 has improved from the prior year. However, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at historically low levels, with uneven improvement across our operating markets.

During the prolonged downturn of the housing market, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases, renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. Since January 2009, however, we began to see more opportunities to purchase land at prices that made economic sense in light of our sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first quarter of fiscal 2013, we opened 20 new communities, purchased approximately 1,800 lots within 128 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 1,800 lots in 62 newly identified communities. From January 31, 2012 to January 31, 2013, our active community count decreased by 22 communities as a result of increased sales pace. We continue to consider and make new land acquisitions to replenish our community count. In particular, our community count increased by three communities from October 31, 2012 to January 31, 2013. We have also continued to closely evaluate and control selling, general and administrative expenses, including corporate general and administrative expenses. While homebuilding selling, general and administrative expenses increased $3.5 million from $33.3 million in the first quarter of fiscal 2012 to $36.8 million for the first quarter of fiscal 2013, in connection with our increased revenues, these expenses as a percentage of total homebuilding revenues decreased from 12.6% to 10.6% due to the continued tightening of variable spending across all of our operating segments. Corporate general and administrative expenses decreased 2.2% from $12.8 million in the first quarter of fiscal 2012 to $12.5 million in the first quarter of fiscal 2013. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2012, our most critical accounting policies relate to revenue recognition, inventories, land options, unconsolidated joint ventures, warranty, insurance and income taxes.  Since October 31, 2012, there have been no significant changes to those critical accounting policies.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Midwest (Illinois, Minnesota, Ohio), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas) and the West (California).  In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we had such facilities for our homebuilding operations) and the issuance of new debt and equity securities.  During the prolonged housing market downturn that began in late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (notes payable, excluding accrued interest, less homebuilding cash and cash equivalents) during fiscal 2008 and 2009 by approximately $773 million.  Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces.  As such, since that time, despite acquiring new land at higher levels than in the previous few years we have been able to further reduce our net debt by approximately $36 million.

Our homebuilding cash balance at January 31, 2013 decreased by $25.5 million from October 31, 2012. The significant use of cash during the first quarter of fiscal 2013 was primarily due to spending approximately $111.7 million on land and land development, offset by cash from normal operations.

Our cash uses during the three months ended January 31, 2013 and 2012 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2013 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2013, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $28.2 million and $29.5 million of letters of credit outstanding as of January 31, 2013 and October 31, 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2013 and October 31, 2012, the amount of cash collateral in these segregated accounts was $28.8 million and $30.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 18, 2013, is a short-term borrowing facility that provides up to $50.0 million through January 17, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.0% plus the applicable margin ranging from 1.0% to 2.5% based on the takeout investor and type of loan. As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $18.6 million.

 K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $37.5 million through May 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of .5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $10.4 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through June 28, 2013.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.58% at January 31, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan.  As of January 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $23.0 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of January 31, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of January 31, 2013, we had $992.0 million of outstanding senior secured notes ($977.7 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of January 31, 2013, we also had $460.6 million of outstanding senior notes ($458.9 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of January 31, 2013, we had outstanding $23.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13), $63.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13) and $5.2 million 7.25% Senior Subordinated Amortizing Notes (issued as part of our 7.25% Tangible Equity Units and discussed in Note 12). Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at January 31, 2013 (see Note 23).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by Hovnanian Enterprises, Inc., K. Hovnanian and the guarantors of such notes. At January 31, 2013, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $575.2 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $219.1 million as of January 31, 2013, which includes $28.8 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2013, the collateral securing the guarantees primarily included (1) $41.4 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $39.9 million as of January 31, 2013 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $45.2 million as of January 31, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

During the three months ended January 31, 2012, we repurchased in open market transactions $5.7 million principal amount of our 6 1/4% Senior Notes due 2016 and $38.3 million principal amount of 7 1/2% Senior Notes due 2016.  The aggregate purchase price for these repurchases was $19.0 million, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $24.7 million for the three months ended January 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. We did not make any open market purchases of our outstanding notes during the three month period ended January 31, 2013.

During fiscal 2011 and 2012 and in the first quarter of fiscal 2013, Fitch Ratings (“Fitch”), Moody’s Investor Services (“Moody’s”) and Standard and Poor’s (“S&P”), took certain rating actions as follows:

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

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue.  A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.  However, due to our available cash resources, the downgrades and revisions to our credit ratings in 2011 or 2012 discussed above have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory, excluding consolidated inventory not owned, increased $24.1 million during the three months ended January 31, 2013.  Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $8.1 million, in the Midwest by $6.2 million, in the Southeast by $5.1 million and in the Southwest by $16.3 million.  This increase was offset by decreases in the Northeast of $5.7 million and in the West of $5.9 million.  The increases were primarily attributable new land purchases during the quarter, offset by home deliveries. The decreases in the Northeast and West during the quarter, were due to delivering homes at a faster pace than purchasing new land to replenish our inventory.  During the three months ended January 31, 2013, we incurred $0.6 million in impairments, primarily in the Northeast.  In addition, we wrote-off costs in the amount of $0.1 million during the three months ended January 31, 2013 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at January 31, 2013 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $0.3 million. Consolidated inventory not owned consists of other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The slight increase from October 31, 2012 to January 31, 2013, was due to sale and leaseback of certain model homes and land banking transactions during the first quarter of fiscal 2013.  During fiscal 2012 and 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease.  As a result of our continued involvement for accounting purposes, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2013, inventory of $33.8 million was recorded to consolidated inventory not owned, with a corresponding amount of $32.9 million recorded to liabilities from inventory not owned. In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP (“GSO”) that continued in fiscal 2013 whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis.  Because of our option to repurchase these parcels, for accounting purposes, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2013, inventory of $57.1 million was recorded to consolidated inventory not owned, with a corresponding amount of $45.3 million recorded to liabilities from inventory not owned.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property.  As of January 31, 2013, we have mothballed land in 52 communities.  The book value associated with these communities at January 31, 2013 was $124.2 million, net of impairment charges recorded in prior periods of $465.9 million.  We continually review communities to determine if mothballing is appropriate.  During the first quarter of fiscal 2013, we did not mothball any communities, but re-activated one community which was previously mothballed. Our inventory representing “Land and land options held for future development or sale” at January 31, 2013, on the Condensed Consolidated Balance Sheets, increased by $6.5 million compared to October 31, 2012.  The increase was primarily due to the acquisition of new land in all segments during the first quarter of 2013, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast and Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $3.1 million of our total inventories at January 31, 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following table summarizes home sites included in our total residential real estate.  The increase in total home sites available at January 31, 2013 compared to October 31, 2012 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2013:

Northeast	16	1,633	2,871	4,504
Mid-Atlantic	24	2,354	3,492	5,846
Midwest	21	2,366	1,042	3,408
Southeast	16	865	1,352	2,217
Southwest	87	4,299	1,579	5,878
West	11	1,607	4,909	6,516

Consolidated total	175	13,124	15,245	28,369

Unconsolidated joint ventures	18	1,321	184	1,505

Total including unconsolidated joint ventures	193	14,445	15,429	29,874

Owned		7,019	10,126	17,145
Optioned		5,936	5,119	11,055

Controlled lots		12,955	15,245	28,200

Construction to permanent financing lots		169		169

Consolidated total		13,124	15,245	28,369

Lots controlled by unconsolidated joint ventures		1,321	184	1,505

Total including unconsolidated joint ventures		14,445	15,429	29,874

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2012:

Northeast	16	1,611	2,752	4,363
Mid-Atlantic	20	2,225	3,653	5,878
Midwest	21	2,259	945	3,204
Southeast	19	848	1,331	2,179
Southwest	84	4,180	1,573	5,753
West	12	1,758	4,884	6,642

Consolidated total	172	12,881	15,138	28,019

Unconsolidated joint ventures	17	1,500	274	1,774

Total including unconsolidated joint ventures	189	14,381	15,412	29,793

Owned		6,675	9,752	16,427
Optioned		6,032	5,386	11,418

Controlled lots		12,707	15,138	27,845

Construction to permanent financing lots		174		174

Consolidated total		12,881	15,138	28,019

Lots controlled by unconsolidated joint ventures		1,500	274	1,774

Total including unconsolidated joint ventures		14,381	15,412	29,793

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities, which have remained relatively flat from October 31, 2012 to January 31, 2013.

	January 31, 2013			October 31, 2012

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	136	9	145	116	9	125
Mid-Atlantic	48	11	59	65	7	72
Midwest	32	17	49	19	22	41
Southeast	42	9	51	55	10	65
Southwest	355	21	376	355	19	374
West	31	6	37	39	6	45

Total	644	73	717	649	73	722

Started or completed unsold homes and models per active selling communities (1)	3.7	0.4	4.1	3.8	0.4	4.2

(1)
Active selling communities, which are communities that are open for sale with 10 or more home sites available were 175 and 172 at January 31, 2013 and October 31, 2012, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Restricted cash and cash equivalents decreased $2.2 million to $39.6 million at January 31, 2013 compared to October 31, 2012. The decrease was primarily related to the release of cash securitizing letters of credit due to a reduction in our outstanding letters of credit.  In addition, there was a reduction in our surety bond escrow cash requirements during the first quarter of fiscal 2013.

Investments in and advances to unconsolidated joint ventures decreased $7.6 million to $53.4 million at January 31, 2013 compared to October 31, 2012. The decrease is primarily due to the timing of advances at January 31, 2013 as compared to October 31, 2012. Partially offsetting this decrease was an increase related to the investment in a new homebuilding joint venture during the first quarter of fiscal 2013. As of January 31, 2013, we had investments in eight homebuilding joint ventures and two land development joint ventures. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes decreased $14.5 million from October 31, 2012 to $47.3 million at January 31, 2013. The decrease was primarily due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements from our insurance carriers for certain warranty claims.

Prepaid expenses and other assets were as follows as of:

(In thousands)	January 31, 2013	October 31, 2012	Dollar Change

Prepaid insurance	$3,520	$1,729	$1,791
Prepaid project costs	24,025	24,008	17
Senior residential rental properties	5,228	5,430	(202)
Other prepaids	25,575	26,086	(511)
Other assets	341	9,441	(9,100)
Total	$58,689	$66,694	$(8,005)

Prepaid insurance increased due to premium payments made on certain liability insurance policies during the three months ended January 31, 2013.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.  Other assets decreased mainly due to the sale of Company-owned life insurance policies to a third party during the quarter for approximately book value.

Financial Services - Restricted cash and cash equivalents decreased $10.6 million to $11.9 million at January 31, 2013. The decrease is primarily related to a decrease in the volume and timing of home closings at the end of the first quarter of fiscal 2013 compared to the end of fiscal 2012.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $70.7 million and $115.0 million at January 31, 2013 and October 31, 2012, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The decrease in mortgage loans held for sale from October 31, 2012 is related to a decrease in the volume of loans originated during the first quarter of 2013 compared to the fourth quarter of 2012, partially offset by a slight increase in the average loan value.

Financial Services – Other assets decreased $7.8 million to $2.5 million at January 31, 2013. The decrease is related to the closing of mortgages in the first quarter of fiscal 2013, which were wired out in the fourth quarter of fiscal 2012, in anticipation of home closings on the last days of October 2012 that did not occur until early November, due to weather-related delays from Hurricane Sandy.

Income taxes payable of $6.9 million at October 31, 2012 decreased $9.5 million in the three months ended January 31, 2013 to a receivable of $2.6 million primarily due to the release of reserves for an uncertain federal tax position that was settled with the Internal Revenue Service during the quarter, offset slightly by state tax expense.

Nonrecourse mortgages increased to $44.4 million at January 31, 2013 from $38.3 million at October 31, 2012.  The increase was primarily due to new mortgages for communities in the Northeast and the Midwest obtained during the three months ended January 31, 2013.

Accounts payable and other liabilities were as follows as of:

(In thousands)	January 31, 2013	October 31, 2012	Dollar Change

Accounts payable	$77,344	$89,310	$(11,966)
Reserves	128,862	129,025	(163)
Accrued expenses	24,105	29,969	(5,864)
Accrued compensation	13,779	26,625	(12,846)
Other liabilities	17,388	21,581	(4,193)
Total	$261,478	$296,510	$(35,032)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.  The decrease in accrued expenses is primarily due to decreases in property tax, payroll expenses and amortization of abandoned lease space accruals.  The decrease in accrued compensation is primarily due to the payment of our fiscal year 2012 bonuses during the first quarter of 2013 only partially offset by the first quarter fiscal 2013 bonus accrual. Other liabilities decreased primarily due to an installment payment made to a former joint venture partner for the buy-out of their share of the joint venture during fiscal 2012.

Customer deposits increased $5.1 million from $23.8 million at October 31, 2012 to $28.9 million at January 31, 2013.  This increase is primarily attributable to the increase in backlog during the quarter.

Financial Services - Accounts payable and other liabilities decreased $16.8 million to $20.8 million at January 31, 2013. The decrease primarily relates to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Financial Services - Mortgage warehouse line of credit decreased $55.5 million from $107.5 million at October 31, 2012, to $52.0 million at January 31, 2013. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period, along with the decrease in financial services other assets, discussed above.

Accrued interest increased $8.2 million to $28.4 million at January 31, 2013.  This increase is due to the timing of semi-annual interest payments on our bonds.  A larger amount of interest is paid in the second and fourth quarter of each year, resulting in higher accruals at the end of the first and third quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2012

Total revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2013	January 31, 2012	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$334,281	$252,330	$81,951	32.5%
Land sales and other revenues	12,271	10,579	1,692	16.0%
Financial services	11,659	6,690	4,969	74.3%

Total revenues	$358,211	$269,599	$88,612	32.9%

Homebuilding

For the three months ended January 31, 2013, sale of homes revenues increased $82.0 million, or 32.5%, as compared to the same period of the prior year.  This increase was primarily due to the number of home deliveries increasing 19.5% for the three months ended January 31, 2013, compared to the three months ended January 31, 2012.  The average price per home increased to $315,000 in the three months ended January 31, 2013 from $284,000 in the three months ended January 31, 2012.  The fluctuations in average prices are a result of geographic and community mix of our deliveries, as well as price increases in certain of our individual communities.  During fiscal 2012 and the first three months of 2013, we were able to raise prices in a number of our communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2013	2012	% Change

Northeast:
Dollars	$54,234	$33,077	64.0%
Homes	124	76	63.2%

Mid-Atlantic:
Dollars	$52,447	$53,113	(1.3)%
Homes	117	126	(7.1)%

Midwest:
Dollars	$32,172	$18,157	77.2%
Homes	138	80	72.5%

Southeast:
Dollars	$28,605	$20,125	42.1%
Homes	109	87	25.3%

Southwest:
Dollars	$120,728	$91,153	32.4%
Homes	448	388	15.5%

West:
Dollars	$46,095	$36,705	25.6%
Homes	126	132	(4.5)%

Consolidated total:
Dollars	$334,281	$252,330	32.5%
Homes	1,062	889	19.5%

Unconsolidated joint ventures
Dollars	$58,993	$52,400	12.6%
Homes	126	123	2.4%

Totals:
Housing revenues	$393,274	$304,730	29.1%
Homes delivered	1,188	1,012	17.4%

The overall increase in housing revenues and deliveries during the three months ended January 31, 2013, as compared to the same period of the prior year, was primarily attributed to market improvement demonstrated by an increase in sales pace per community to 6.9 for the three months ended January 31, 2013 compared to 4.9 for the three months ended January 31, 2012.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2013	2012	2013	2012

Northeast:
Dollars	$45,356	$28,198	$106,538	$106,724
Homes	105	68	245	257

Mid-Atlantic:
Dollars	$69,922	$49,622	$136,248	$133,916
Homes	146	127	295	326

Midwest:
Dollars	$39,988	$28,408	$103,532	$56,162
Homes	153	143	442	289

Southeast:
Dollars	$33,263	$24,471	$67,355	$34,430
Homes	120	108	246	145

Southwest:
Dollars	$159,269	$103,860	$199,381	$99,650
Homes	559	398	617	341

West:
Dollars	$49,148	$30,206	$81,929	$26,487
Homes	112	96	177	80

Consolidated total:
Dollars	$396,946	$264,765	$694,983	$457,369
Homes	1,195	940	2,022	1,438

Unconsolidated joint ventures:
Dollars	$66,218	$61,212	$117,130	$121,070
Homes	149	139	279	292

Totals:
Dollars	$463,164	$325,977	$812,113	$578,439
Homes	1,344	1,079	2,301	1,730

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2013, our open for sale community count increased to 175 from 172 at October 31, 2012, which is the net result of opening 20 new communities and having closed 17 communities since the beginning of fiscal 2013.  Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments, due to better market conditions and lower interest rates on mortgages.  Contracts per average active selling community for the three months ended January 31, 2013 were 6.9 compared to 4.9 of the same period in the prior year, demonstrating a meaningful increase in sales pace over the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2013	2012	2011	2010	2009

First	16%	21%	22%	21%	31%
Second		16%	20%	17%	24%
Third		20%	18%	23%	23%
Fourth		23%	21%	24%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2013	2012	2011	2010	2009

First	12%	18%	18%	13%	22%
Second		21%	22%	17%	31%
Third		18%	20%	15%	23%
Fourth		18%	18%	25%	20%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate based on gross sales contracts and also as a percentage of beginning backlog for the first quarter of fiscal 2013 was lower than what we believe to be normalized levels.  However, it is difficult to predict if this trend will continue.

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2013	2012

Sale of homes	$334,281	$252,330

Cost of sales, net of impairment reversals and excluding interest	277,558	210,573

Homebuilding gross margin, before cost of sales interest expense and land charges	56,723	41,757

Cost of sales interest expense, excluding land sales interest expense	10,160	10,936

Homebuilding gross margin, after cost of sales interest expense, before land charges	46,563	30,821

Land charges	665	3,325

Homebuilding gross margin, after cost of sales interest expense and land charges	$45,898	$27,496

Gross margin percentage, before cost of sales interest expense and land charges	17.0%	16.5%

Gross margin percentage, after cost of sales interest expense, before land charges	13.9%	12.2%

Gross margin percentage, after cost of sales interest expense and land charges	13.7%	10.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2013	2012

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.3%	71.0%
Commissions	3.3%	3.4%
Financing concessions	1.5%	2.0%
Overheads	6.9%	7.1%
Total cost of sales, before interest expense and land charges	83.0%	83.5%
Gross margin percentage, before cost of sales interest expense and land charges	17.0%	16.5%

Cost of sales interest	3.1%	4.3%
Gross margin percentage, after cost of sales interest expense and before land charges	13.9%	12.2%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 17.0% during the three months ended January 31, 2013 compared to 16.5% for the same period last year.  The increase in gross margin percentage is primarily due to the mix of higher margin homes delivered in the first quarter of 2013 compared to the same period of the prior year.  There was also a slight decrease in price concessions and increased lot location premiums, which have impacted our margins for the current quarter.  In addition, we are currently delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $0.7 million and $3.3 million during the three months ended January 31, 2013 and 2012, respectively, to their estimated fair value.  During the three months ended January 31, 2013, we wrote-off residential land options and approval and engineering costs amounting to $0.1 million compared to $0.2 million for the three months ended January 31, 2012, which are included in the total land charges discussed above.  When a community is redesigned or abandoned, engineering costs are written-off.  Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Mid-Atlantic, Southeast, Southwest and West segments in the first quarter of fiscal 2013, and in our Mid-Atlantic and Southeast segments in the first quarter of 2012.  We recorded inventory impairments of $0.6 million and $3.1 million during the three months ended January 31, 2013 and 2012, respectively.  Inventory impairments in the first quarter of 2013 and 2012 were lower than they had been in several years as we have begun to see some stabilization in prices and sales pace in our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2013	2012

Land and lot sales	$11,827	$8,604
Cost of sales, excluding interest	11,197	6,854
Land and lot sales gross margin, excluding interest	630	1,750
Land sales interest expense	120	1,540
Land and lot sales gross margin, including interest	$510	$210

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  The number of land sales in the first quarter of fiscal 2013 were the same as the number of land sales in the same period of the prior year, however, there was a larger land parcel sold in the current year which resulted in an increase in land sales revenue of $3.2 million.

Land sales and other revenues increased $1.7 million for the three months ended January 31, 2013, compared to the same period in the prior year.  Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three months ended January 31, 2013, compared to the three months ended January 31, 2012, there was a net decrease of $1.5 million, due mainly to interest received in the prior year pertaining to a note receivable which did not recur in the current year.  This offset the increase of $3.2 million in land sales revenue, described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses increased $3.5 million for the three months ended January 31, 2013 compared to the same period last year mainly due to higher insurance costs and additional overhead as a result of the increase in sales and deliveries.  However, these expenses increased at a much slower rate than the increase in revenues, therefore, homebuilding selling, general and administrative as a percentage of homebuilding revenues improved to 10.6% for the three months ended January 31, 2013 compared to 12.6% for the three months ended January 31, 2012.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2013	2012	Variance	Variance %

Northeast
Homebuilding revenue	$54,835	$41,532	$13,303	32.0%
Loss before income taxes	$(4,887)	$(5,648)	$761	13.5%
Homes delivered	124	76	48	63.2%
Average sales price	$437,371	$435,224	$2,147	0.5%
Contract cancellation rate	27%	37%	(10)%

Mid-Atlantic
Homebuilding revenue	$52,719	$54,395	$(1,676)	(3.1)%
Income before income taxes	$925	$2,611	$(1,686)	(64.6)%
Homes delivered	117	126	(9)	(7.1)%
Average sales price	$448,262	$421,532	$26,730	6.3%
Contract cancellation rate	18%	30%	(12)%

Midwest
Homebuilding revenue	$32,333	$18,199	$14,134	77.7%
Income (loss) before income taxes	$1,200	$(1,156)	$2,356	203.8%
Homes delivered	138	80	58	72.5%
Average sales price	$233,129	$226,963	$6,166	2.7%
Contract cancellation rate	14%	12%	2%

Southeast
Homebuilding revenue	$28,961	$20,209	$8,752	43.3%
Income (loss) before income taxes	$590	$(2,856)	$3,446	120.7%
Homes delivered	109	87	22	25.3%
Average sales price	$262,427	$231,322	$31,105	13.4%
Contract cancellation rate	18%	14%	4%

Southwest
Homebuilding revenue	$131,624	$91,824	$39,800	43.3%
Income before income taxes	$8,103	$4,550	$3,553	78.1%
Homes delivered	448	388	60	15.5%
Average sales price	$269,483	$234,930	$34,553	14.7%
Contract cancellation rate	14%	19%	(5)%

West
Homebuilding revenue	$46,103	$36,751	$9,352	25.4%
Loss before income taxes	$(1,095)	$(972)	$(123)	(12.7)%
Homes delivered	126	132	(6)	(4.5)%
Average sales price	$365,829	$278,068	$87,761	31.6%
Contract cancellation rate	19%	23%	(4)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 32.0% for the three months ended January 31, 2013 compared to the same period of the prior year.  The increase for the three months ended January 31, 2013 was attributed to a 63.2% increase in homes delivered as deliveries per community increased due to increased sales pace. This was offset by a $7.9 million decrease in land sales revenue and other revenue.

Loss before income taxes decreased $0.8 million compared to the prior year to a loss of $4.9 million for the three months ended January 31, 2013.  This decrease is mainly due to a 63.2% increase in homes delivered, along with a $1.8 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended January 31, 2013.  In addition, gross margin percentage before interest expense slightly increased for the three months ended January 31, 2013, which was offset by a $1.8 million increase in selling, general and administrative costs.

Mid-Atlantic - Homebuilding revenues decreased 3.1% for the three months ended January 31, 2013 compared to the same period in the prior year.  The decrease was primarily due to a 7.1% decrease in homes delivered offset by a 6.3% increase in average sales price for the three months ended January 31, 2013. The decrease in deliveries resulted from fewer communities delivering homes during the first quarter of fiscal 2013 compared to the same period of the prior year. The increase in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2013 compared to the same period of 2012. Further impacting the decrease in revenues was a decrease of $1.0 million in land sales and other revenue.

Income before income taxes decreased $1.7 million compared to the prior year to a profit of $0.9 million for the three months ended January 31, 2013 due primarily to the decrease in homebuilding revenues discussed above.  Gross margin percentage before interest expense also decreased for the three months ended January 31, 2013.

Midwest - Homebuilding revenues increased 77.7% for the three months ended January 31, 2013 compared to the same period in the prior year.  The increase was primarily due to a 2.7% increase in average sales price and a 72.5% increase in homes delivered for the three months ended January 31, 2013, as deliveries per community increased due to increased sales pace.  The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2013 compared to the same period of 2012.

Loss before income taxes decreased $2.4 million to a profit of $1.2 million for the three months ended January 31, 2013.  The decrease in the loss for the three months ended January 31, 2013 was primarily due to a 72.5% increase in homes delivered and a slight increase gross in margin percentage before interest expense for the period.

Southeast - Homebuilding revenues increased 43.3% for the three months ended January 31, 2013 compared to the same period in the prior year.  The increase for the three months ended January 31, 2013 was attributed to the 25.3% increase in homes delivered which was further impacted by a 13.4% increase in average sales price.  The increase in average sales price was primarily due to the different mix of communities delivering in 2013 compared to 2012.

Loss before income taxes decreased $3.4 million to a profit of $0.6 million for the three months ended January 31, 2013 primarily due to the increase in revenues previously mentioned, a $0.4 million decrease in selling, general and administrative costs, and an increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 43.3% for the three months ended January 31, 2013 compared to the same period in the prior year.  The increase was primarily due to a 15.5% increase in homes delivered for the three months ended January 31, 2013, and a 14.7% increase in average sales price as a result of the different mix of communities delivering in the three months ended January 31, 2013 compared to the same period in 2012. The increase is also attributed to the $10.2 million increase in land sales and other revenue.

Income before income taxes increased $3.6 million to $8.1 million for the three months ended January 31, 2013.  The increase was primarily due to the increase in revenues previously mentioned.  Gross margin before interest expense for the three months ended January 31, 2013 was relatively flat compared to the same period of the prior year.

West - Homebuilding revenues increased 25.4% for the three months ended January 31, 2013 compared to the same period in the prior year.  The increase for the three months ended January 31, 2013 was attributed to a 31.6% increase in average sales price, due to the different mix of communities delivering in the three months ended January 31, 2013 compared to the same period of the prior year. This increase was offset by a 4.5% decrease in homes delivered.

Loss before income taxes increased $0.1 million to a loss of $1.1 million for the three months ended January 31, 2013.  The increased loss for the three months ended January 31, 2013 was primarily due to a $0.8 million increase in selling, general and administrative costs for the three months ended January 31, 2013 compared to the same period in the prior year.  Gross margin before interest expense for the three months ended January 31, 2013 increased compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2013 and 2012, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 35.3%, and 45.8%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, our conforming conventional loan originations increased from 48.6% to 58.5% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2013, financial services provided a $4.2 million pretax profit compared to $1.5 million of pretax profit for the same period of fiscal 2012.  While revenues were up 74.3% for the first quarter of fiscal 2013 from the first quarter of fiscal 2012, costs were also up 43.5% for such period.  Mortgage settlements increased, as well as the average size of loans increased, for the three months ended January 31, 2013 compared to the same period in the prior year, contributing to the increase in revenues.  The increase in costs are attributed to the increase in salaries from an increase in headcount and other overhead costs.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 73.6% and 79.5% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2013 and 2012, respectively.  Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $12.5 million for the three months ended January 31, 2013 compared to $12.8 million for the three months ended January 31, 2012, resulting mainly from a continued tightening of variable spending.

Other Interest

Other interest increased $2.0 million for the three months ended January 31, 2013 compared to the three months ended January 31, 2012.  Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  As our inventory balances for the qualifying assets have decreased, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations decreased to $0.9 million for the three months ended January 31, 2013 compared to $5.4 million for the three months ended January 31, 2012.  The decrease was primarily due to $4.6 million of costs incurred during the three months ended January 31, 2012, from the debt exchange on November 1, 2011.  This debt exchange was accounted for as a troubled debt restructuring, which required any cost incurred associated with the exchange to be expensed as incurred.

Gain on Extinguishment of Debt

There were no debt repurchases and/or exchanges during the three months ended January 31, 2013, however, such transactions during the three months ended January 31, 2012, resulted in a gain on extinguishment of debt of $24.7 million.  Under the terms of our indentures governing our bonds, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time.  We may also continue to make additional debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Income (loss) From Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures was $2.3 million of income for the three months ended January 31, 2013, compared to a loss of $0.1 million for the three months ended January 31, 2012.  The decrease in the loss is mainly due to a land sale in one of our joint ventures during the first quarter of fiscal 2013, whereby our share of the profit was 50%.  Also certain of our joint ventures delivered more homes and reported increased profits in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

Total Taxes

The total income tax benefit of $9.5 million recognized during the three months ended January 31, 2013 was primarily due to the release of reserves for an uncertain federal tax position that was settled with the Internal Revenue Service during the quarter, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of January 31, 2013.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $943.9 million and $937.9 million at January 31, 2013 and October 31, 2012, respectively.  The valuation allowance increased during the three months ended January 31, 2013 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes.  These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months.  Construction costs for residential buildings represent approximately 54.7% of our homebuilding cost of sales.

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the interest rate risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of January 31, 2013, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2013 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	FV at January 31, 2013

Long term debt(1):
Fixed rate	$50,506	$43,724	$90,700	$223,691	$127,661	$1,071,508	$1,607,790	$1,676,662
WWeighted average interest rate	6.92%	6.94%	10.26%	6.84%	8.70%	7.01%	7.30%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.  See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2013.  The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt measurements to which we are a party contain restrictions on the payment of cash dividends.  As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends.  We have never paid a cash dividend to common stockholders.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2013 and October 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	March 8, 2013
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 8, 2013
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller