Form 10-Q
period 2013-04-30
HOVNANIAN ENTERPRISES INC
filed 2013-06-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 124,484,825 shares of Class A Common Stock and 14,657,325 shares of Class B Common Stock were outstanding as of June 3, 2013.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2013	October 31, 2012
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash	$236,419	$258,323
Restricted cash and cash equivalents	32,764	41,732
Inventories:
Sold and unsold homes and lots under development	700,921	671,851
Land and land options held for future development or sale	228,265	218,996
Consolidated inventory not owned - other options	106,121	90,619
Total inventories	1,035,307	981,466
Investments in and advances to unconsolidated joint ventures	52,821	61,083
Receivables, deposits, and notes – net	45,129	61,794
Property, plant, and equipment – net	47,037	48,524
Prepaid expenses and other assets	55,127	66,694
Total homebuilding	1,504,604	1,519,616

Financial services:
Cash	8,443	14,909
Restricted cash and cash equivalents	16,701	22,470
Mortgage loans held for sale at fair value	85,463	117,024
Other assets	2,193	10,231
Total financial services	112,800	164,634
Income taxes receivable – including net deferred tax benefits	1,483	-
Total assets	$1,618,887	$1,684,250

(1)  Derived from the audited balance sheet as of October 31, 2012.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Amounts)

	April 30, 2013	October 31, 2012
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$30,384	$38,302
Accounts payable and other liabilities	271,736	296,510
Customers’ deposits	32,993	23,846
Nonrecourse mortgages secured by operating properties	18,263	18,775
Liabilities from inventory not owned	91,150	77,791
Total homebuilding	444,526	455,224

Financial services:
Accounts payable and other liabilities	27,680	37,609
Mortgage warehouse lines of credit	65,988	107,485
Total financial services	93,668	145,094

Notes payable:
Senior secured notes	977,980	977,369
Senior notes	459,005	458,736
Senior amortizing notes	23,149	23,149
Senior exchangeable notes	64,880	76,851
TEU senior subordinated amortizing notes	4,180	6,091
Accrued interest	30,019	20,199
Total notes payable	1,559,213	1,562,395
Income taxes payable	-	6,882
Total liabilities	2,097,407	2,169,595

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at April 30, 2013 and at October 31, 2012	135,299	135,299
Common stock, Class A, $.01 par value – authorized 400,000,000 shares; issued 136,244,962 shares at April 30, 2013 and 130,055,304 shares at October 31, 2012 (including 11,760,763 shares at April 30, 2013 and October 31, 2012 held in Treasury)	1,363	1,300
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,349,699 shares at April 30, 2013 and 15,350,101 shares at October 31, 2012 (including 691,748 shares at April 30, 2013 and October 31, 2012 held in Treasury)	153	154
Paid in capital - common stock	685,398	668,735
Accumulated deficit	(1,185,693)	(1,175,703)
Treasury stock - at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(478,840)	(485,575)
Noncontrolling interest in consolidated joint ventures	320	230
Total equity deficit	(478,520)	(485,345)
Total liabilities and equity	$1,618,887	$1,684,250

(1) Derived from the audited balance sheet as of October 31, 2012.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Revenues:
Homebuilding:
Sale of homes	$409,576	$312,494	$743,857	$564,824
Land sales and other revenues	2,740	20,691	15,011	31,270
Total homebuilding	412,316	333,185	758,868	596,094
Financial services	10,682	8,513	22,341	15,203
Total revenues	422,998	341,698	781,209	611,297

Expenses:
Homebuilding:
Cost of sales, excluding interest	333,143	271,563	621,898	488,990
Cost of sales interest	11,274	13,317	21,554	25,793
Inventory impairment loss and land option write-offs	2,191	3,216	2,856	6,541
Total cost of sales	346,608	288,096	646,308	521,324
Selling, general and administrative	37,802	35,125	74,573	68,379
Total homebuilding expenses	384,410	323,221	720,881	589,703

Financial services	7,137	5,363	14,565	10,540
Corporate general and administrative	13,725	12,264	26,228	25,049
Other interest	22,632	26,056	46,632	48,051
Other operations	(2,814)	990	(1,914)	6,388
Total expenses	425,090	367,894	806,392	679,731
Gain on extinguishment of debt	-	27,039	-	51,737
Income from unconsolidated joint ventures	827	1,495	3,116	1,473
(Loss) income before income taxes	(1,265)	2,338	(22,067)	(15,224)
State and federal income tax (benefit) provision:
State	(2,432)	468	(2,199)	1,101
Federal	(151)	68	(9,878)	138
Total income taxes	(2,583)	536	(12,077)	1,239
Net income (loss)	$1,318	$1,802	$(9,990)	$(16,463)

Per share data:
Basic:
Income (loss) per common share	$0.01	$0.02	$(0.07)	$(0.15)
Weighted-average number of common shares outstanding	145,948	116,021	144,373	112,338
Assuming dilution:
Income (loss) per common share	$0.01	$0.02	$(0.07)	$(0.15)
Weighted-average number of common shares outstanding	147,231	116,117	144,373	112,338

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total
Balance, November 1, 2012	118,294,541	$1,300	14,658,353	$154	5,600	$135,299	$668,735	$(1,175,703)	$(115,360)	$230	$(485,345)

Stock options, amortization and issuances	31,562						1,552				1,552

Restricted stock amortization, issuances and forfeitures	77,913	1					896				897

Settlement of prepaid common stock purchase contracts	2,683,679	27					(27)				-

Exchange of senior exchangeable notes for Class A Common Stock	3,396,102	34					14,242				14,276

Conversion of Class B to Class A Common Stock	402	1	(402)	(1)							-

Changes in noncontrolling interest in consolidated joint ventures										90	90

Net loss								(9,990)			(9,990)

Balance, April 30, 2013	124,484,199	$1,363	14,657,951	$153	5,600	$135,299	$685,398	$(1,185,693)	$(115,360)	$320	$(478,520)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,990)	$(16,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,844	3,217
Compensation from stock options and awards	2,455	2,867
Amortization of bond discounts and deferred financing costs	3,646	3,493
Gain on sale and retirement of property and assets	(4,484)	(127)
Income from unconsolidated joint ventures	(3,116)	(1,473)
Distributions of earnings from unconsolidated joint ventures	738	297
Gain on extinguishment of debt	-	(51,737)
Expenses related to the debt for debt exchange	-	4,683
Inventory impairment and land option write-offs	2,856	6,541
Decrease (increase) in assets:
Mortgage loans held for sale	31,561	(2,905)
Restricted cash, receivables, prepaids, deposits and other assets	45,486	18,953
Inventories	(66,205)	15,435
(Decrease) increase in liabilities:
State and federal income tax liabilities	(8,365)	1,106
Customers’ deposits	9,147	4,326
Accounts payable, accrued interest and other accrued liabilities	(22,493)	(28,079)
Net cash used in operating activities	(15,920)	(39,866)
Cash flows from investing activities:
Proceeds from sale of property and assets	7,147	134
Purchase of property, equipment, and other fixed assets	(668)	(728)
Investments in and advances to unconsolidated joint ventures	(3,012)	(2,768)
Distributions of capital from unconsolidated joint ventures	14,207	1,258
Net cash provided by (used in) investing activities	17,674	(2,104)
Cash flows from financing activities:
Proceeds from mortgages and notes	39,216	5,966
Payments related to mortgages and notes	(38,138)	(4,477)
Proceeds from model sale leaseback financing programs	3,868	26,695
Payments related to model sale leaseback financing programs	(3,201)	-
Proceeds from land bank financing program	31,294	-
Payments related to land bank financing program	(18,602)	-
Net proceeds from common stock issuance	-	47,250
Net payments related to mortgage warehouse lines of credit	(41,497)	14,801
Deferred financing costs from land bank financing programs and note issuances	(1,153)	-
Principal payments and debt repurchases	(1,911)	(73,024)
Payments related to the debt for debt exchange	-	(18,861)
Purchase of treasury stock	-	(103)
Net cash used in financing activities	(30,124)	(1,753)
Net decrease in cash and cash equivalents	(28,370)	(43,723)
Cash and cash equivalents balance, beginning of period	273,232	250,740
Cash and cash equivalents balance, end of period	$244,862	$207,017

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended April 30,
	2013	2012
Supplemental disclosures of cash flow:
Cash (received) paid during the period for income taxes	$(3,712)	$133

Supplemental disclosure of noncash financing activities:

In the second quarter of fiscal 2013, a property that we previously acquired when our partner in a land development joint venture transferred its interest in the venture to us, was foreclosed on by the note holder. As a result, the inventory with a book value of $9.5 million and corresponding non-recourse liability of equal amount were taken off of our balance sheet in the quarter.

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

In the second quarter of fiscal 2012, we completed several debt for equity exchanges.  See Notes 11, 12 and 16 for further information.

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

2.  For the three and six months ended April 30, 2013, the Company’s total stock-based compensation expense was $1.3 million (pre and post tax) and $2.5 million (pre and post tax), respectively, and $1.7 million ($1.3 million net of tax) and $2.9 million (pre and post tax) for the three and six months ended April 30, 2012, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $0.7 million and $1.5 million for the three and six months ended April 30, 2013, respectively, and $1.6 million and $2.6 million for the three and six months ended April 30, 2012, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012

Interest capitalized at beginning of period	$114,429	$123,315	$116,056	$121,441
Plus interest incurred(1)	31,965	34,493	64,618	70,838
Less cost of sales interest expensed	11,274	13,317	21,554	25,793
Less other interest expensed(2)(3)	22,632	26,056	46,632	48,051
Interest capitalized at end of period(4)	$112,488	$118,435	$112,488	$118,435

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012
Other interest expensed	$22,632	$26,056	$46,632	$48,051
Interest paid by our mortgage and finance subsidiaries	631	468	1,508	944
(Increase)/decrease in accrued interest	(1,600)	14,350	(9,820)	3,283
Cash paid for interest, net of capitalized interest	$21,663	$40,874	$38,320	$52,278

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments to capitalized interest.

4.  Accumulated depreciation at April 30, 2013 and October 31, 2012 amounted to $77.7 million and $75.7 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the six months ended April 30, 2013 and 2012, our discount rates used for the impairments recorded ranged from 18.0% to 18.8% and from 16.8% to 18.5%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  During the six months ended April 30, 2013, we evaluated inventories of all 344 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for 29 of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $82.0 million. As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the six months ended April 30, 2013 were evaluated in more than one quarterly period. Of those communities tested for impairment, one community with an aggregate carrying value of $2.7 million had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory, of $0.9 million and $2.1 million for the three months ended April 30, 2013 and 2012, respectively, and $1.5 million and $5.2 million for the six months ended April 30, 2013 and 2012, respectively.

The following tables represent inventory impairments by homebuilding segment for the three and six months ended April 30, 2013 and 2012:

(Dollars in millions)	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	1	$0.9	$2.3	-	$-	$-
Mid-Atlantic	-	-	-	1	0.1	0.2
Midwest	-	-	-	-	-	-
Southeast	-	-	-	5	2.0	4.5
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	1	$0.9	$2.3	6	$2.1	$4.7

(Dollars in millions)	Six Months Ended April 30, 2013			Six Months Ended April 30, 2012
	Number of Communities	Dollar Amount of Impairment(2)	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	2	$1.5	$5.2	5	$2.4	$16.1
Mid-Atlantic	1	-	0.1	3	0.4	0.8
Midwest	-	-	-	1	0.1	1.1
Southeast	1	-	0.4	8	2.3	5.4
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	4	$1.5	$5.7	17	$5.2	$23.4

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During the six months ended April 30, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Condensed Consolidated Statement of Operations line item entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs related to these items were $1.3 million and $1.1 million for the three months ended April 30, 2013 and 2012, respectively, and $1.4 million and $1.3 million for the six months ended April 30, 2013 and 2012, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total cost written off.

The following tables represent write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
	2013		2012
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs (1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)
Northeast	300	$0.1	-	$0.3
Mid-Atlantic	24	-	3	0.1
Midwest	-	-	67	0.1
Southeast	-	0.1	593	0.6
Southwest	189	1.1	165	-
West	-	-	-	-
Total	513	$1.3	828	$1.1

	Six Months Ended April 30,
	2013		2012
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)
Northeast	300	$0.2	-	$0.3
Mid-Atlantic	164	-	182	0.2
Midwest	-	-	105	0.1
Southeast	-	0.1	734	0.7
Southwest	234	1.1	165	-
West	-	-	-	-
Total	698	$1.4	1,186	$1.3

(1)

During the three and six months ended April 30, 2013 there were write-offs in the Mid-Atlantic totaling $2 thousand and $8 thousand, respectively. During the three and six months ended April 30, 2012 there were write-offs in the Southwest totaling $44 thousand and $52 thousand, respectively.

We have decided to mothball (or stop development on) certain communities when we have determined the current performance does not justify further investment at the time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first half of fiscal 2013, we mothballed one community and we re-activated two previously mothballed communities.  As of April 30, 2013, the net book value associated with our 52 total mothballed communities was $125.2 million, net of impairment charges recorded in prior periods of $455.2 million.

During fiscal 2012 and 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2013, inventory of $34.2 million was recorded to consolidated inventory not owned, with a corresponding amount of $33.6 million recorded to liabilities from inventory not owned.

In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP ("GSO"), that continued in fiscal 2013, whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2013, inventory of $71.9 million was recorded as “Consolidated inventory not owned – other options”, with a corresponding amount of $57.5 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

6.   Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the value of their services. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the six months ended April 30, 2013 and 2012 we received $1.0 million and $0.9 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defects and warranty claims.  For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit.  Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defects, warranty and bodily injury claims.  In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy.  We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012

Balance, beginning of period	$121,135	$124,725	$121,149	$123,865
Additions – Selling, general and administrative	4,217	4,268	8,406	6,924
Additions – Cost of sales	3,516	4,224	6,311	10,158
Charges incurred during the period	(3,594)	(9,637)	(10,592)	(17,367)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$125,274	$123,580	$125,274	$123,580

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $7.5 million and $1.9 million for the three months ended April 30, 2013 and 2012, respectively, and $8.5 million and $2.6 million for the six months ended April 30, 2013 and 2012, respectively, for prior year deliveries.

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

 In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter operated before the City of Newark acquired properties, demolished structures existing on them, and sold the properties to the Company entity in connection with the redevelopment project. We responded to the EPA’s initial request and expect to receive an additional information request, to which we will also respond. The EPA’s investigation is in its early stages and we do not know what, if any, obligations the Company may have arising out of it beyond responding to the EPA’s requests for information.

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

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled to $49.5 million and $64.2 million as of April 30, 2013 and October 31, 2012, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance are homebuilding and financial services customers’ deposits of $5.7 million and $16.7 million at April 30, 2013, respectively, and $4.8 million and $22.5 million as of October 31, 2012, respectively, which are restricted from use by us. In addition, we previously collateralized our surety bonds with cash, but as of April 30, 2013 are no longer required to do so. The balance of this surety bond collateral was $6.2 million at October 31, 2012, which was in cash equivalents, the book value of which approximates fair value.

Total Homebuilding Customers’ deposits are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because, in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

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

At April 30, 2013 and October 31, 2012, respectively, $68.4 million and $104.6 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheet. We received 11 and 24 repurchase or make-whole inquiries during the three and six months ended April 30, 2013, respectively. We received 21 and 34 repurchase or make-whole inquiries during the three and six months ended April 30, 2012, respectively.

The activity in our loan origination reserves during the three and six months ended April 30, 2013 and 2012 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012

Loan origination reserves, beginning of period	$9,118	$6,429	$9,334	$5,063
Provisions for losses during the period	709	724	1,335	2,388
Adjustments to pre-existing provisions for losses from changes in estimates	(61)	(39)	(253)	53
Payments/settlements	-	(544)	(650)	(934)
Loan origination reserves, end of period	$9,766	$6,570	$9,766	$6,570

10.  We have nonrecourse mortgages for a small number of our communities totaling $30.4 million at April 30, 2013, as well as our Corporate Headquarters totaling $18.3 million at April 30, 2013, which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $30.9 million in 2013, $1.1 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017 and $12.8 million after 2017. The interest rates on these obligations ranged from 4.25% to 10.0% at April 30, 2013.

We do not have a revolving credit facility. We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $26.6 million and $29.5 million of letters of credit outstanding as of April 30, 2013 and October 31, 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2013 and October 31, 2012, the amount of cash collateral in these segregated accounts was $27.0 million and $30.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through January 17, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19820% at April 30, 2013, subject to a floor of 1%, plus the applicable margin of 2.5%. Therefore, at April 30, 2013, the interest rate was 3.5%. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $32.2 million.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $7.6 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through the earlier of (x) 364 days from receipt of a termination notice that is delivered by the lender on or before June 21, 2013 and (y) or June 20, 2014. To date, we have not received a notice of termination. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.54% at April 30, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $26.2 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11. As of April 30, 2013, we had $992.0 million of outstanding senior secured notes ($978.0 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of April 30, 2013, we also had $460.6 million of outstanding senior notes ($459.0 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of April 30, 2013, we had outstanding $23.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed below in Note 13), $64.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed below in Note 13) and $4.2 million 7.25% Senior Subordinated Amortizing Notes (issued as part of our 7.25% Tangible Equity Units and discussed below in Note 12). Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at April 30, 2013 (see Note 23).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by Hovnanian Enterprises, Inc., K. Hovnanian and the guarantors of such notes. At April 30, 2013, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $560.0 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $230.6 million as of April 30, 2013, which includes $27.0 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2013, the collateral securing the guarantees included (1) $31.8 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $80.5 million as of April 30, 2013 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $43.9 million as of April 30, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

During the three and six months ended April 30, 2012, we repurchased in open market and privately negotiated transactions $15.2 million and $21.0 million, respectively, principal amount of our 6.25% Senior Notes due 2016 and $22.8 million and $61.1 million, respectively, principal amount of 7.50% Senior Notes due 2016. In addition, during the second quarter of fiscal 2012, we repurchased, $37.4 million principal amount of 8.625% Senior Notes due 2017. The aggregate purchase price for these repurchases was $51.7 million and $70.7 million, respectively, for the three and six months ended April 30, 2012, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $23.3 million and $48.0 million, respectively, for the three and six months ended April 30, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 16).

During the second quarter of fiscal 2012, we also purchased pursuant to agreements with bondholders, $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 in exchange for Class A Common Stock, as discussed in Note 16. These transactions resulted in a gain on extinguishment of debt of $3.5 million for the three months ended April 30, 2012. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”.

12. On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”).  As of April 30, 2013, we had an aggregate principal amount of $4.2 million Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of the Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of TEUs. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014. If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment). Each TEU may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs is recorded as debt, and the Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital. As of April 30, 2013, 2.2 million Purchase Contracts had been converted into 10.4 million shares of our Class A Common Stock. There were no Purchase Contracts converted into common stock during the three months ended April 30, 2013 and 0.6 million Purchase Contracts converted into 2.7 million shares of our Class A Common Stock during the six months ended April 30, 2013.

During the second quarter of fiscal 2012, we purchased pursuant to agreements with bondholders $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes in exchange for Class A Common Stock, as discussed in Note 16.  These transactions resulted in a gain on extinguishment of debt of $0.2 million for the three months ended April 30, 2012. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”.

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

On each June 1 and December 1 commencing on June 1, 2013 (each, an “installment payment date”) K. Hovnanian will pay holders of Senior Amortizing Notes equal semi-annual cash installments of $30.00 per Senior Amortizing Note (except for the June 1, 2013 installment payment, which will be $39.83 per Senior Amortizing Note), which cash payment in the aggregate will be equivalent to 6.0% per year with respect to each $1,000 stated amount of Units.  Each installment will constitute a payment of interest (at a rate of 11.0% per annum) and a partial repayment of principal on the Senior Amortizing Note. Following certain corporate events that occur prior to the maturity date, holders of the Senior Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Amortizing Notes. As of April 30, 2013, 18.3 million Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013 (there were no Senior Exchangeable Notes converted to common stock during the three months ended April 30, 2013).

14. Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares for the three months ended April 30, 2013 includes 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. This number of shares represents the minimum number of shares that will, under all circumstances, be issuable upon settlement of the Purchase Contracts. As discussed previously in Note 12, the actual number of shares of Class A Common Stock we may issue upon settlement of the Purchase Contracts will be between 4.7655 shares (which is the minimum settlement rate) and 5.8140 shares (which is the maximum settlement rate) per Purchase Contract (in each case, subject to customary anti-dilution adjustments) based on the applicable market value, as defined in the purchase contract agreement governing the Purchase Contracts, of our Class A Common Stock. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

  Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands, except per share data)	2013	2012	2013	2012

Numerator:
Net earnings (loss) attributable to Hovnanian	$1,318	$1,802	$(9,990)	$(16,463)
Less: undistributed earnings allocated to nonvested shares	(2)	(3)	-	-
Numerator for basic earnings per share	1,316	1,799	(9,990)	(16,463)
Plus: undistributed earnings allocated to nonvested shares	2	3
Less: undistributed earnings reallocated to nonvested shares	(2)	(3)	-	-
Numerator for diluted earnings per share	$1,316	$1,799	$(9,990)	$(16,463)
Denominator:
Denominator for basic earnings per share	145,948	116,021	144,373	112,338
Effect of dilutive securities:
Share based payments	1,283	96	-	-
Denominator for diluted earnings per share – weighted average shares outstanding	147,231	116,117	144,373	112,338
Basic earnings (loss) per share	$0.01	$0.02	$(0.07)	$(0.15)
Diluted earnings (loss) per share	$0.01	$0.02	$(0.07)	$(0.15)

Incremental shares attributed to non-vested stock and outstanding options to purchase common stock of 1.4 million and 0.06 million for the six months ended April 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the six months ended April 30, 2013, 16.5 million shares of common stock issuable upon the exchange of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.3 million and 2.6 million for both the three and six months ended April 30, 2013 and 2012, respectively, because to do so would have been anti-dilutive for the periods presented.

15.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. During the three and six months ended April 30, 2013 and 2012, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in certain of our indentures.

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

On March 12, 2013, the Company held its Annual Meeting of Shareholders (the “2013 Annual Meeting”) at which the Company’s shareholders approved an increase in the Company’s authorized common stock from 200,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), to 400,000,000 shares of Class A Common Stock, par value $0.01 per share, and from 30,000,000 shares of Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), to 60,000,000 shares of Class B Common Stock, par value $0.01 per share.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no shares purchased during the three and six months ended April 30, 2013.  As of April 30, 2013, approximately 3.5 million shares of Class A Common Stock have been purchased under this program.

17. The total income tax benefit was $12.1 million for the six months ended April 30, 2013 primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of April 30, 2013.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $941.8 million and $937.9 million at April 30, 2013 and October 31, 2012, respectively.  The valuation allowance increased slightly during the six months ended April 30, 2013 as compared to the prior period primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during the period.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012

Revenues:
Northeast	$54,236	$51,775	$109,071	$93,307
Mid-Atlantic	58,405	64,776	111,124	119,171
Midwest	39,393	23,631	71,726	41,829
Southeast	37,192	36,346	66,153	56,555
Southwest	161,813	114,716	293,437	206,540
West	61,326	42,011	107,429	78,763
Total homebuilding	412,365	333,255	758,940	596,165
Financial services	10,682	8,513	22,341	15,203
Corporate and unallocated	(49)	(70)	(72)	(71)
Total revenues	$422,998	$341,698	$781,209	$611,297

(Loss) income before income taxes:
Northeast	$(4,651)	$(125)	$(9,538)	$(5,773)
Mid-Atlantic	3,344	5,058	4,269	7,669
Midwest	2,279	(91)	3,479	(1,247)
Southeast	2,719	(3,876)	3,309	(6,733)
Southwest	16,538	8,235	24,641	12,785
West	2,422	(2,948)	1,327	(3,920)
Homebuilding income before income taxes	22,651	6,253	27,487	2,781
Financial services	3,545	3,150	7,776	4,663
Corporate and unallocated	(27,461)	(7,065)	(57,330)	(22,668)
(Loss) income before income taxes	$(1,265)	$2,338	$(22,067)	$(15,224)

(In thousands)	April 30, 2013	October 31, 2012

Assets:
Northeast	$367,882	$396,073
Mid-Atlantic	210,881	200,969
Midwest	81,338	73,305
Southeast	91,953	90,132
Southwest	289,577	235,367
West	127,269	143,851
Total homebuilding	1,168,900	1,139,697
Financial services	112,800	164,634
Corporate and unallocated	337,187	379,919
Total assets	$1,618,887	$1,684,250

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that, as of April 30, 2013 and October 31, 2012, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2013, we had total cash and letters of credit deposits amounting to approximately $64.0 million to purchase land and lots with a total purchase price of $864.6 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	April 30, 2013
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$31,821	$142	$31,963
Inventories	140,007	13,329	153,336
Other assets	9,241	5	9,246
Total assets	$181,069	$13,476	$194,545

Liabilities and equity:
Accounts payable and accrued liabilities	$18,090	$5,436	$23,526
Notes payable	60,285	-	60,285
Total liabilities	78,375	5,436	83,811
Equity of:
Hovnanian Enterprises, Inc.	43,828	2,697	46,525
Others	58,866	5,343	64,209
Total equity	102,694	8,040	110,734
Total liabilities and equity	$181,069	$13,476	$194,545

Debt to capitalization ratio	37%	0%	35%

(Dollars in thousands)	October 31, 2012
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,657	$1,686	$31,343
Inventories	177,170	14,853	192,023
Other assets	12,886	5	12,891
Total assets	$219,713	$16,544	$236,257

Liabilities and equity:
Accounts payable and accrued liabilities	$24,651	$12,233	$36,884
Notes payable	79,675	-	79,675
Total liabilities	104,326	12,233	116,559
Equity of:
Hovnanian Enterprises, Inc.	45,285	794	46,079
Others	70,102	3,517	73,619
Total equity	115,387	4,311	119,698
Total liabilities and equity	$219,713	$16,544	$236,257

Debt to capitalization ratio	41%	0%	40%

As of April 30, 2013 and October 31, 2012, we had advances outstanding of approximately $6.3 million and $15.0 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $52.8 million and $61.1 million at April 30, 2013 and October 31, 2012, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable.  During fiscal 2012 and the first six months of fiscal 2013, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended April 30, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$74,423	$1,661	$76,084
Cost of sales and expenses	(70,826)	(1,506)	(72,332)
Joint venture net income	$3,597	$155	$3,752
Our share of net income	$807	$78	$885

	For the Three Months Ended April 30, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$78,534	$2,727	$81,261
Cost of sales and expenses	(73,792)	(1,381)	(75,173)
Joint venture net income	$4,742	$1,346	$6,088
Our share of net income	$1,035	$633	$1,668

	For the Six Months Ended April 30, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$134,566	$9,475	$144,041
Cost of sales and expenses	(127,115)	(4,455)	(131,570)
Joint venture net income	$7,451	$5,020	$12,471
Our share of net income	$716	$2,510	$3,226

	For the Six Months Ended April 30, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$131,131	$6,083	$137,214
Cost of sales and expenses	(126,487)	(4,585)	(131,072)
Joint venture net income	$4,644	$1,498	$6,142
Our share of net income	$984	$749	$1,733

“Income from unconsolidated joint ventures” is reflected as a separate line item in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2013 and 2012, is due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $2.7 million and $3.5 million, for the three months ended April 30, 2013 and 2012, respectively, and $5.5 million and $5.9 million for the six months ended April 30, 2013 and 2012, respectively, are recorded in “Homebuilding-Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project-specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for one of our most recent joint ventures, a portion of our partner's contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 35%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

21.  As of April 30, 2013, there were no pending accounting pronouncements applicable to the Company.

22.  ASC 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

 Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2013	Fair Value at October 31, 2012

Mortgage loans held for sale (1)	Level 2	$86,543	$116,912
Interest rate lock commitments	Level 2	264	(8)
Forward contracts	Level 2	(1,344)	120
		$85,463	$117,024

(1)  The aggregate unpaid principal balance was $82.2 million and $113.8 million at April 30, 2013 and October 31, 2012, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments”, which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of April 30, 2013.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $496.5 million at April 30, 2013.  Loans in process for which interest rates were committed to the borrowers totaled approximately $54.6 million as of April 30, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At April 30, 2013, the segment had open commitments amounting to $9.0 million to sell MBS with varying settlement dates through May 21, 2013.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2013
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$1,776	$480	$(1,668)

	Three Months Ended April 30, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(51)	$(4)	$(136)

	Six Months Ended April 30, 2013
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$738	$272	$(1,464)

	Six Months Ended April 30, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(446)	$(9)	$482

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended April 30, 2013

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,348	$(910)	$1,438
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Three Months Ended April 30, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$4,550	$(2,011)	$2,539
Land and land options held for future development or sale	Level 3	$180	$(91)	$89

		Six Months Ended April 30, 2013

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,243	$(1,478)	$3,765
Land and land options held for future development or sale	Level 3	$485	$(19)	$466

		Six Months Ended April 30, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$6,978	$(2,715)	$4,263
Land and land options held for future development or sale	Level 3	$16,496	$(2,528)	$13,968

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $0.9 million and $2.1 million for the three months ended April 30, 2013 and 2012, respectively, and $1.5 million and $5.2 million for the six months ended April 30, 2013 and 2012, respectively.  See Note 5 for a further discussion of communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements.  The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $488.5 million and $4.7 million, respectively, as of April 30, 2013.  As of October 31, 2012 the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and the senior amortizing notes and senior subordinated amortizing notes, was estimated at $448.7 million and $5.5 million, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1,062.1 million, $23.1 million and $86.3 million, respectively, as of April 30, 2013. As of October 31, 2012, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $994.2 million, $23.1 million and $87.2 million, respectively.

23.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of April 30, 2013, had issued and outstanding approximately $992.0 million of senior secured notes ($978.0 million, net of discount), $460.6 million senior notes ($459.0 million, net of discount), $23.1 million senior amortizing notes and $64.9 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units) and $4.2 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes), senior notes, senior exchangeable notes, senior amortizing notes and senior subordinated amortizing notes.  The Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes are guaranteed by the Guarantor Subsidiaries and the members of the Secured Group (see Note 11).

The senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended. The 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered.  The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 30, 2013

(In Thousands)

	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$		$241,996	$968,307	$294,301	$		$1,504,604
Financial services				13,646	99,154			112,800
Income taxes (payable) receivable		(31,795)		33,278				1,483
Investments in and amounts due to and from consolidated subsidiaries		(104,989)	(8,930)	268,438			(154,519)	-
Total assets		$(136,784)	$233,066	$1,283,669	$393,455		$(154,519)	$1,618,887

LIABILITIES AND EQUITY:
Homebuilding		$1,931	$123	$379,450	$63,022	$		$444,526
Financial services				13,588	80,080			93,668
Notes payable			1,558,066	819	328			1,559,213
Intercompany		340,125	(1,155,371)	855,327	(18,733)		(21,348)	-
Stockholders’ (deficit) equity		(478,840)	(169,752)	34,485	268,438		(133,171)	(478,840)
Non-controlling interest in consolidated joint ventures					320			320
Total liabilities and equity		$(136,784)	$233,066	$1,283,669	$393,455		$(154,519)	$1,618,887

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2012

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$6,155	$259,339	$976,836	$277,286	$		$1,519,616
Financial services			23,669	140,965			164,634
Investments in consolidated subsidiaries	(80,674)	13,790	246,467			(179,583)	-
Total assets	$(74,519)	$273,129	$1,246,972	$418,251		$(179,583)	$1,684,250

LIABILITIES AND EQUITY:
Homebuilding	$1,671	$125	$391,628	$61,800	$		$455,224
Financial services			23,070	122,024			145,094
Notes payable		1,561,635	271	489			1,562,395
Income taxes payable (receivable)	40,551		(33,669)				6,882
Intercompany	368,834	(1,930,998)	1,589,502	(12,759)		(14,579)	-
Stockholders’ (deficit) equity	(485,575)	642,367	(723,830)	246,467		(165,004)	(485,575)
Non-controlling interest in consolidated joint ventures				230			230
Total liabilities and equity	$(74,519)	$273,129	$1,246,972	$418,251		$(179,583)	$1,684,250

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$1	$(54)	$362,496	$51,121	$(1,248)	$412,316
Financial services			2,586	8,096		10,682
Intercompany charges		20,207	(25,013)	(877)	5,683	-
Total revenues	1	20,153	340,069	58,340	4,435	422,998

Expenses:
Homebuilding	2,396	29,838	345,306	40,482	(69)	417,953
Financial services	5		1,848	5,284		7,137
Total expenses	2,401	29,838	347,154	45,766	(69)	425,090
(Loss) income from unconsolidated joint ventures			(123)	950		827
(Loss) income before income taxes	(2,400)	(9,685)	(7,208)	13,524	4,504	(1,265)
State and federal income tax (benefit) provision	(2,714)		131			(2,583)
Equity in income (loss) of consolidated subsidiaries	1,004	(11,601)	13,524		(2,927)	-
Net income (loss)	$1,318	$(21,286)	$6,185	$13,524	$1,577	$1,318

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2012

(In Thousands)

	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$		$(75)	$314,161	$20,337	$(1,238)	$333,185
Financial services				1,696	6,817		8,513
Intercompany charges			23,949	(18,779)	(2,449)	(2,721)	-
Total revenues		-	23,874	297,078	24,705	(3,959)	341,698

Expenses:
Homebuilding		2,435	9,456	316,409	15,910	18,321	362,531
Financial services		29		1,335	3,995	4	5,363
Total expenses		2,464	9,456	317,744	19,905	18,325	367,894
Gain on extinguishment of debt			27,039				27,039
Income from unconsolidated joint ventures				462	1,033		1,495
(Loss) income before income taxes		(2,464)	41,457	(20,204)	5,833	(22,284)	2,338
State and federal income tax (benefit) provision		(4,104)		4,640			536
Equity in income (loss) of consolidated subsidiaries		162	33,834	5,833		(39,829)	-
Net income (loss)		$1,802	$75,291	$(19,011)	$5,833	$(62,113)	$1,802

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$3	$(99)	$661,511	$99,948	$(2,495)	$758,868
Financial services			4,663	17,678		22,341
Intercompany charges		40,407	(50,334)	(1,751)	11,678	-
Total revenues	3	40,308	615,840	115,875	9,183	781,209

Expenses:
Homebuilding	2,744	59,699	643,076	83,895	2,413	791,827
Financial services	9		3,690	10,866		14,565
Total expenses	2,753	59,699	646,766	94,761	2,413	806,392
(Loss) gain on extinguishment of debt		(770,009)	770,009			-
Income from unconsolidated joint ventures			2,259	857		3,116
(Loss) income before income taxes	(2,750)	(789,400)	741,342	21,971	6,770	(22,067)
State and federal income tax (benefit) provision	(17,075)		4,998			(12,077)
Equity in (loss) income of consolidated subsidiaries	(24,315)	(22,719)	21,971		25,063	-
Net (loss) income	$(9,990)	$(812,119)	$758,315	$21,971	$31,833	$(9,990)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2012

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(105)	$577,467	$21,206	$(2,478)	$596,094
Financial services			2,995	12,208		15,203
Intercompany charges		23,949	(31,131)	(3,448)	10,630	-
Total revenues	4	23,844	549,331	29,966	8,152	611,297

Expenses:
Homebuilding	4,175	24,077	601,746	14,575	24,618	669,191
Financial services	80		2,561	7,911	(12)	10,540
Total expenses	4,255	24,077	604,307	22,486	24,606	679,731
Gain on extinguishment of debt		51,737				51,737
Income from unconsolidated joint ventures			491	982		1,473
(Loss) income before income taxes	(4,251)	51,504	(54,485)	8,462	(16,454)	(15,224)
State and federal income tax (benefit) provision	(8,668)		9,907			1,239
Equity in (loss) income of consolidated subsidiaries	(20,880)	22,172	8,462		(9,754)	-
Net (loss) income	$(16,463)	$73,676	$(55,930)	$8,462	$(26,208)	$(16,463)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,990)	$(812,119)	$758,315	$21,971	$31,833	$(9,990)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	14,384	773,776	(773,952)	11,695	(31,833)	(5,930)
Net cash provided by (used in) operating activities	4,394	(38,343)	(15,637)	33,666	-	(15,920)
Net cash provided by investing activities		242	12,033	5,399		17,674
Net cash (used in) provided by financing activities		(2,169)	20,087	(48,042)		(30,124)
Intercompany investing and financing activities – net	(4,394)	28,338	(17,970)	(5,974)		-
Net (decrease) in cash	-	(11,932)	(1,487)	(14,951)	-	(28,370)
Cash and cash equivalents balance, beginning of period		197,097	(2,017)	78,152		273,232
Cash and cash equivalents balance, end of period	$-	$185,165	$(3,504)	$63,201	$-	$244,862

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2012

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,463)	$73,676	$(55,930)	$8,462	$(26,208)	$(16,463)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	14,463	(46,947)	28,283	(45,410)	26,208	(23,403)
Net cash (used in) provided by operating activities	(2,000)	26,729	(27,647)	(36,948)	-	(39,866)
Net cash (used in) provided by investing activities		(1,121)	(1,011)	28		(2,104)
Net cash provided by (used in) financing activities	47,147	(91,885)	25,585	17,400		(1,753)
Intercompany investing and financing activities – net	(45,147)	52,388	5,352	(12,593)		-
Net (decrease) increase in cash	-	(13,889)	2,279	(32,113)	-	(43,723)
Cash and cash equivalents balance, beginning of period		112,122	(4,989)	143,607		250,740
Cash and cash equivalents balance, end of period	$-	$98,233	$(2,710)	$111,494	$-	$207,017

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first half of fiscal 2013, the housing market continued to strengthen, and, as a result, we experienced further positive operating trends, including improvements in several metrics for the three and six month periods ended April 30, 2013 compared to the same periods of fiscal 2012. For the three months ended April 30, 2013 compared to the three months ended April 30, 2012, we experienced net contract growth of 11.1%, an increase in gross margin percentage, before cost of sales interest expense and land charges, from 17.4% to 18.9% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 13.9% to 12.2%. For the six months ended April 30, 2013 compared to the six months ended April 30, 2012, there were improvements in the same metrics: net contract growth of 17.2%, an increase in gross margin percentage, before cost of sales interest expense and land charges, from 17.0% to 18.0% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 15.3% to 12.9%. In addition, our contract cancellation rate was 15% in the second quarter of fiscal 2013, which is below what we believe to be a normalized level of approximately 20%.  Active selling communities remained flat at 177 at both April 30, 2013 and 2012. However, net contracts per average active selling community increased to 9.6 for the three months ended April 30, 2013 compared to 8.2 in the same period in the prior year and increased to 16.5 for the six months ended April 30, 2013 compared to 13.1 in the same period in the prior year.

Our gross margin percentage, before cost of sales interest expense and land charges, and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues also had favorable variances when comparing sequentially from the first quarter of fiscal 2013 to the second quarter of fiscal 2013. Gross margin percentage increased from 17.0% to 18.9% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues decreased from 13.8% to 12.2%, as compared to the first quarter of fiscal 2013. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as volume increased from the first quarter of fiscal 2013 to the second quarter of fiscal 2013, selling, general and administrative expense as a percentage of revenues improved. The increase in gross margin percentage partially resulted from the volume increase, but also was the result of higher home prices that exceeded increased construction costs in certain markets and an increase in the percentage of deliveries from newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009), which generally have higher gross margins then our older communities. Provided market conditions remain stable, we expect our gross margin percentage to increase and selling, general and administrative costs as a percentage of revenues to decrease for our full fiscal 2013 year compared to the full year for fiscal 2012.

While we are encouraged by the positive operating trends of fiscal 2012 and the first half of fiscal 2013, several challenges such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in the housing market. Our recent operating results and other national data indicate that the overall demand for new homes during fiscal 2012 and through the first half of fiscal 2013 has improved from the prior year. However, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at below normal levels, with uneven improvement across our operating markets.

During the prolonged downturn of the housing market, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases, renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. Since January 2009, however, we began to see more opportunities to purchase land at prices that made economic sense in light of our sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first half of fiscal 2013, we opened for sale 51 new communities, purchased approximately 2,600 lots within 169 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 4,300 lots in 120 newly identified communities, 69 of which were communities identified this fiscal year. From April 30, 2012 to April 30, 2013, our active community count remained flat at 177 communities. As we have experienced increased sales pace over the past year, causing communities to sell out more rapidly, we continue to consider and make new land acquisitions to replenish or grow our community count. As a result, our community count increased by five communities from October 31, 2012 to April 30, 2013. We have also continued to closely evaluate and control selling, general and administrative expenses, including corporate general and administrative expenses. While homebuilding selling, general and administrative expenses increased $2.7 million from $35.1 million in the second quarter of fiscal 2012 to $37.8 million for the second quarter of fiscal 2013, in connection with our increased revenues, these expenses as a percentage of total homebuilding revenues decreased from 10.5% to 9.2% due to the revenue growth across most of our operating segments. Corporate general and administrative expenses as a percentage of total revenue decreased from 3.6% in the second quarter of fiscal 2012 to 3.2% in the second quarter of fiscal 2013. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we had such facilities for our homebuilding operations) and the issuance of new debt and equity securities.  During the prolonged housing market downturn that began in late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce debt (notes payable, excluding accrued interest) during fiscal 2009 by approximately $754 million.  Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces.  As such, since that time, despite acquiring new land at higher levels than in the previous few years, we have been able to further reduce our debt by approximately $223 million.

Our homebuilding cash balance at April 30, 2013 decreased by $21.9 million from October 31, 2012. The significant use of cash during the first half of fiscal 2013 was primarily due to spending $229.9 million on land and land development, offset by cash generated by our normal operations.

Our cash uses during the three months ended April 30, 2013 and 2012 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2013 to finance our working capital requirements and other needs, despite the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.

     Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through April 30, 2013, as a result of the new land purchases and land development, we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

We do not have a revolving credit facility. We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $26.6 million and $29.5 million of letters of credit outstanding as of April 30, 2013 and October 31, 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2013 and October 31, 2012, the amount of cash collateral in these segregated accounts was $27.0 million and $30.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through January 17, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19820% at April 30, 2013, subject to a floor of 1% plus the applicable margin of 2.5%. Therefore, at April 30, 2013, the interest rate was 3.5%. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $32.2 million.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $7.6 million.

 K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through the earlier of (x) 364 days from receipt of a termination notice that is delivered by the lender on or before June 21, 2013 and (y) or June 20, 2014. To date, we have not received a notice of termination. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.54% at April 30, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of April 30, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $26.2 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of April 30, 2013, we had $992.0 million of outstanding senior secured notes ($978.0 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”).  As of April 30, 2013, we also had $460.6 million of outstanding senior notes ($459.0 million, net of discount), comprised of $36.7 million 6.5% Senior Notes due 2014, $3.0 million 6.375% Senior Notes due 2014, $21.4 million 6.25% Senior Notes due 2015, $131.2 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of April 30, 2013, we had outstanding $23.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13), $64.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13) and $4.2 million 7.25% Senior Subordinated Amortizing Notes (issued as part of our 7.25% Tangible Equity Units and discussed in Note 12). Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at April 30, 2013 (see Note 23).  In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

      The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by Hovnanian Enterprises, Inc., K. Hovnanian and the guarantors of such notes. At April 30, 2013, the aggregate book value of the real property that would constitute collateral securing the 2020 Secured Notes was approximately $560.0 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that would secure the 2020 Secured Notes was $230.6 million as of April 30, 2013, which includes $27.0 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2013, the collateral securing the guarantees primarily included (1) $31.8 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group collateralizing the 2021 Notes was approximately $80.5 million as of April 30, 2013 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value).  Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $43.9 million as of April 30, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

During the three and six months ended April 30, 2012, we repurchased in open market and privately negotiated transactions $15.2 million and $21.0 million, respectively, principal amount of our 6.25% Senior Notes due 2016 and $22.8 million and $61.1 million, respectively, principal amount of 7.50% Senior Notes due 2016. In addition, during the second quarter of fiscal 2012, we repurchased $37.4 million principal amount of 8.625% Senior Notes due 2017. The aggregate purchase price for these repurchases was $51.7 million and $70.7 million, respectively, for the three and six months ended April 30, 2012, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $23.3 million and $48.0 million, respectively, for the three and six months ended April 30, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”. Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 16).

During the second quarter of fiscal 2012, we also purchased pursuant to agreements with bondholders, $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 in exchange for Class A Common Stock, as discussed in Note 16. These transactions resulted in a gain on extinguishment of debt of $3.5 million for the three months ended April 30, 2012. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt.”

During fiscal 2011 and 2012 and in the first half of fiscal 2013, Fitch Ratings (“Fitch”), Moody’s Investor Services (“Moody’s”) and Standard and Poor’s (“S&P”) took certain rating actions as follows:

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

●

On October 29, 2011, S&P lowered our corporate credit rating to Selective Default (“SD”) from CC and lowered our rating on our senior unsecured notes from C to D.Subsequently, on November 3, 2011, S&P raised the Company’s corporate credit rating to CCC- from SD.S&P also raised our ratings on our 10.625% senior secured notes to CCC- from CC and our senior unsecured notes to CC from D.

●	On November 2, 2011, Fitch lowered our Issuer Default Rating (“IDR”) to Restricted Default (“RD”) from CCC. Subsequently, on November 14, 2011, Fitch raised our IDR from RD back to CCC.

●	On July 27, 2012, S&P revised its outlook on the Company to positive from negative. At the same time, it affirmed its ratings on the Company, including the “CCC-” corporate credit rating.

●

On November 5, 2012, S&P raised our corporate credit rating to CCC+ from CCC- and removed us from CreditWatch positive. On the same date, S&P also raised the ratings on our 2021 Notes to CCC from CC and on our senior unsecured notes (due 2014-2017) to CCC- from CC, as well as removed them from CreditWatch positive.

●

On April 23, 2013, S&P raised our corporate credit rating to B- from CCC+. On the same date, S&P raised the issue ratings on our First Lien Notes to B- from CCC+ and Second Lien Notes to CCC from CCC-. In addition, S&P raised the rating on our 2021 Notes to CCC+ from CCC and on our senior unsecured notes (due 2014-2017) to CCC from CCC-.

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

 Total inventory, excluding consolidated inventory not owned, increased $38.3 million during the six months ended April 30, 2013.  Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $20.5 million, in the Midwest by $7.0 million, and in the Southwest by $35.3 million. This increase was offset by decreases in the Northeast of $13.8 million, in the Southeast of $2.2 million, and in the West of $8.5 million. The increases were primarily attributable to new land purchases and land development during the six months ended April 30, 2013, offset by home deliveries. The decreases in the Northeast, Southeast, and West during the six months ended April 30, 2013, were due to delivering homes at a faster pace than purchasing new land to replenish our inventory.  During the six months ended April 30, 2013, we incurred $1.5 million in impairments, primarily in the Northeast.  In addition, we wrote-off costs in the amount of $1.4 million during the six months ended April 30, 2013 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at April 30, 2013 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $15.5 million. Consolidated inventory not owned consists of other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The increase from October 31, 2012 to April 30, 2013, was due to sale and leaseback of certain model homes and land banking transactions during the first six months of fiscal 2013.  During fiscal 2012 and 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2013, inventory of $34.2 million was recorded to consolidated inventory not owned, with a corresponding amount of $33.6 million recorded to liabilities from inventory not owned. In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP (“GSO”) that continued in fiscal 2013 whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2013, inventory of $71.9 million was recorded to consolidated inventory not owned, with a corresponding amount of $57.5 million recorded to liabilities from inventory not owned for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property.  As of April 30, 2013, we have mothballed land in 52 communities. The book value associated with these communities at April 30, 2013 was $125.2 million, net of impairment charges recorded in prior periods of $455.2 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2013, we mothballed one community, and re-activated two communities which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at April 30, 2013, on the Condensed Consolidated Balance Sheets, increased by $9.3 million compared to October 31, 2012.  The increase was primarily due to the acquisition of new land in all segments during the first six months of 2013, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast and Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $1.8 million of our total inventories at April 30, 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at April 30, 2013 compared to October 31, 2012 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2013:

Northeast	15	1,522	2,999	4,521
Mid-Atlantic	25	2,337	2,793	5,130
Midwest	20	2,543	1,042	3,585
Southeast	19	1,099	1,370	2,469
Southwest	88	4,524	1,671	6,195
West	10	1,443	5,013	6,456

Consolidated total	177	13,468	14,888	28,356

Unconsolidated joint ventures	13	1,369	532	1,901

Total including unconsolidated joint ventures	190	14,837	15,420	30,257

Owned		6,783	9,129	15,912
Optioned		6,471	5,759	12,230

Controlled lots		13,254	14,888	28,142

Construction to permanent financing lots		214	-	214

Consolidated total		13,468	14,888	28,356

Lots controlled by unconsolidated joint ventures		1,369	532	1,901

Total including unconsolidated joint ventures		14,837	15,420	30,257

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2012:

Northeast	16	1,611	2,752	4,363
Mid-Atlantic	20	2,225	3,653	5,878
Midwest	21	2,259	945	3,204
Southeast	19	848	1,331	2,179
Southwest	84	4,180	1,573	5,753
West	12	1,758	4,884	6,642

Consolidated total	172	12,881	15,138	28,019

Unconsolidated joint ventures	17	1,500	274	1,774

Total including unconsolidated joint ventures	189	14,381	15,412	29,793

Owned		6,675	9,752	16,427
Optioned		6,032	5,386	11,418

Controlled lots		12,707	15,138	27,845

Construction to permanent financing lots		174	-	174

Consolidated total		12,881	15,138	28,019

Lots controlled by unconsolidated joint ventures		1,500	274	1,774

Total including unconsolidated joint ventures		14,381	15,412	29,793

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. Started or completed unsold homes decreased in total, and on a per active selling community basis, from October 31, 2012 to April 30, 2013, primarily due to increased sales pace in many of our homebuilding markets. Model homes increased in total from October 31, 2012 to April 30, 2013, primarily due to newly opened communities in the Mid-Atlantic, but were flat on a per community basis for both periods.

	April 30, 2013			October 31, 2012

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	119	10	129	116	9	125
Mid-Atlantic	53	20	73	65	7	72
Midwest	21	18	39	19	22	41
Southeast	64	7	71	55	10	65
Southwest	309	19	328	355	19	374
West	15	7	22	39	6	45
Total	581	81	662	649	73	722
Started or completed unsold homes and models per active selling communities (1)	3.3	0.4	3.7	3.8	0.4	4.2

(1)

Active selling communities (which are communities that are open for sale with 10 or more home sites available) were

177 and 172 at April 30, 2013 and October 31, 2012, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

 Homebuilding restricted cash and cash equivalents decreased $9.0 million to $32.8 million at April 30, 2013 compared to October 31, 2012. The decrease was primarily related to a reduction in our surety bond escrow cash requirements during the first six months of fiscal 2013. Also contributing to the decrease was the release of cash securitizing letters of credit due to a reduction in our outstanding letters of credit.

Investments in and advances to unconsolidated joint ventures decreased $8.3 million to $52.8 million at April 30, 2013 compared to October 31, 2012. The decrease was primarily due to the timing of advances at April 30, 2013 as compared to October 31, 2012. Partially offsetting this decrease was an increase related to the investment in a new homebuilding joint venture during the first six months of fiscal 2013. As of April 30, 2013, we had investments in seven homebuilding joint ventures and two land development joint ventures. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes decreased $16.7 million from October 31, 2012 to $45.1 million at April 30, 2013. The decrease was primarily due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements from our insurance carriers for certain warranty claims.

Prepaid expenses and other assets were as follows as of:

(In thousands)	April 30, 2013	October 31, 2012	Dollar Change

Prepaid insurance	$2,996	$1,729	$1,267
Prepaid project costs	23,883	24,008	(125)
Net rental properties	1,999	5,430	(3,431)
Other prepaids	25,948	26,086	(138)
Other assets	301	9,441	(9,140)
Total	$55,127	$66,694	$(11,567)

Prepaid insurance increased due to premium payments made on certain liability insurance policies during the six months ended April 30, 2013.  These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered.  Net rental properties decreased primarily due to the sale of our last senior residential rental property during the second quarter of fiscal 2013. The remaining balance of net rental properties represents leasehold improvements for an office building that we fully sub-lease. Other assets decreased mainly due to the sale of Company-owned life insurance policies to a third party during the first six months for approximately book value.

Financial Services restricted cash and cash equivalents decreased $5.8 million to $16.7 million at April 30, 2013 compared to October 31, 2012. The decrease is primarily due to escrow cash at our title company related to the timing of home closings at the end of the first half of fiscal 2013 compared to the end of fiscal 2012.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale, of which $82.9 million and $115.0 million at April 30, 2013 and October 31, 2012, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2012 is related to a decrease in the volume of loans originated during the second quarter of 2013 compared to the fourth quarter of 2012, partially offset by an increase in the average loan value.

Financial Services – Other assets decreased $8.0 million to $2.2 million at April 30, 2013 compared to October 31, 2012. The decrease is related to the closing of mortgages in the first quarter of fiscal 2013, which were wired out in the fourth quarter of fiscal 2012, in anticipation of home closings on the last days of October 2012 that did not occur until early November, due to weather-related delays from Hurricane Sandy.

Income taxes payable of $6.9 million at October 31, 2012 decreased $8.4 million in the six months ended April 30, 2013 to a receivable of $1.5 million primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service during the first quarter of fiscal 2013 and a favorable state tax audit settlement in the second quarter of fiscal 2013, offset slightly by state tax expense.

Nonrecourse mortgages decreased to $30.4 million at April 30, 2013 from $38.3 million at October 31, 2012.  The decrease was primarily due to a property in the Mid-Atlantic, which we had previously acquired when our partner in a land development joint venture transferred its interest in the venture to us, that was foreclosed on. As a result, the non-recourse liability of $9.5 million and corresponding inventory balance were taken off our balance sheet for the second quarter of fiscal 2013. Also contributing to the decrease during the period were principal payments made on certain of our existing non-recourse mortgages, partially offset by increased borrowings on certain of our existing non-recourse mortgages and new mortgages for communities in the Northeast, the Midwest and the Southwest obtained during the six months ended April 30, 2013.

Accounts payable and other liabilities are as follows:

(In thousands)	April 30, 2013	October 31, 2012	Dollar Change

Accounts payable	$81,553	$89,310	$(7,757)
Reserves	130,857	129,025	1,832
Accrued expenses	24,542	29,969	(5,427)
Accrued compensation	20,803	26,625	(5,822)
Other liabilities	13,981	21,581	(7,600)
Total	$271,736	$296,510	$(24,774)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Reserves increased during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses is primarily due to decreases in property tax accruals and amortization of abandoned lease space accruals. The decrease in accrued compensation is primarily due to the payment of our fiscal year 2012 bonuses during the first quarter of 2013 only partially offset by two quarters of fiscal 2013 accrued bonuses. Other liabilities decreased primarily due to an installment payment made to a former joint venture partner for the buy-out of their share of the joint venture during fiscal 2012.

Customer deposits increased $9.1 million from $23.8 million at October 31, 2012 to $32.9 million at April 30, 2013.  This increase is primarily attributable to the increase in backlog during the period.

Liabilities from inventory not owned increased $13.4 million to $91.2 million at April 30, 2013 from $77.8 million at October 31, 2012. The increase is primarily due to additional transactions under our land banking and model home programs described above.

Financial Services - Accounts payable and other liabilities decreased $9.9 million to $27.7 million at April 30, 2013. The decrease is primarily associated with the decrease in Financial Services restricted cash at our title company, due to the timing of home closings during the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Financial Services - Mortgage warehouse lines of credit decreased $41.5 million from $107.5 million at October 31, 2012, to $66.0 million at April 30, 2013. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period, along with the decrease in financial services other assets, discussed above.

Accrued interest increased $9.8 million to $30.0 million at April 30, 2013. This increase is due to the timing of semi-annual interest payments on our bonds.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2012

Total revenues

Compared to the same prior period, revenues increased/(decreased) as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2013	April 30, 2012	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$409,576	$312,494	$97,082	31.1%
Land sales and other revenues	2,740	20,691	(17,951)	(86.8)%
Financial services	10,682	8,513	2,169	25.5%
Total revenues	$422,998	$341,698	$81,300	23.8%

	Six Months Ended
(Dollars in thousands)	April 30, 2013	April 30, 2012	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$743,857	$564,824	$179,033	31.7%
Land sales and other revenues	15,011	31,270	(16,259)	(52.0)%
Financial services	22,341	15,203	7,138	47.0%
Total revenues	$781,209	$611,297	$169,912	27.8%

Homebuilding

For the three and six months ended April 30, 2013, sale of homes revenues increased $97.1 million, or 31.1%, and $179.0 million, or 31.7%, respectively, as compared to the same period of the prior year.  These increases were primarily due to the number of home deliveries increasing 20.3% and 19.9% for the three and six months ended April 30, 2013, respectively, compared to the three and six months ended April 30, 2012, as well as the increase in average price per home.  The average price per home increased to $326,000 in the three months ended April 30, 2013 from $300,000 in the three months ended April 30, 2012.  The average price per home increased to $321,000 in the six months ended April 30, 2013 from $292,000 in the six months ended April 30, 2012.  The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in individual communities.  During the first six months of 2013, we have been able to raise prices in a majority of our communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the decreases in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change

Northeast:
Dollars	$53,099	$49,834	6.6%	$107,333	$82,911	29.5%
Homes	113	115	(1.7)%	237	191	24.1%

Mid-Atlantic:
Dollars	$57,706	$64,432	(10.4)%	$110,152	$117,545	(6.3)%
Homes	135	157	(14.0)%	252	283	(11.0)%

Midwest:
Dollars	$39,356	$23,590	66.8%	$71,528	$41,747	71.3%
Homes	159	109	45.9%	297	189	57.1%

Southeast:
Dollars	$37,119	$21,462	72.9%	$65,723	$41,587	58.0%
Homes	135	93	45.2%	244	180	35.6%

Southwest:
Dollars	$160,988	$114,284	40.9%	$281,717	$205,437	37.1%
Homes	571	446	28.0%	1,019	834	22.2%

West:
Dollars	$61,308	$38,892	57.6%	$107,404	$75,597	42.1%
Homes	142	123	15.4%	268	255	5.1%

Consolidated total:
Dollars	$409,576	$312,494	31.1%	$743,857	$564,824	31.7%
Homes	1,255	1,043	20.3%	2,317	1,932	19.9%

Unconsolidated joint ventures:
Dollars	$74,119	$77,066	(3.8)%	$133,113	$129,466	2.8%
Homes	169	164	3.0%	295	287	2.8%

Totals:
Housing revenues	$483,695	$389,560	24.2%	$876,970	$694,290	26.3%
Homes delivered	1,424	1,207	18.0%	2,612	2,219	17.7%

The overall increase in housing revenues and deliveries during the three and six months ended April 30, 2013, as compared to the same periods of the prior year, was primarily attributed to market improvements demonstrated by an increase in sales pace per community from 8.2 to 9.6 for the three months ended April 30, 2012 and 2013, respectively, and from 13.1 to 16.5 for the six months ended April 30, 2012 and 2013, respectively.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the		Contract Backlog as of
	Three Months Ended April 30		Six Months Ended April 30,		April 30,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012

Northeast:
Dollars	$86,311	$54,887	$131,667	$83,085	$139,750	$114,148
Homes	183	126	288	194	315	268

Mid-Atlantic:
Dollars	$89,896	$82,121	$159,818	$131,744	$168,438	$151,456
Homes	181	191	327	318	341	360

Midwest:
Dollars	$60,898	$45,431	$100,885	$73,839	$125,073	$79,138
Homes	247	206	400	349	530	386

Southeast:
Dollars	$51,479	$39,305	$84,743	$63,776	$81,715	$52,261
Homes	184	165	304	273	295	217

Southwest:
Dollars	$235,517	$166,529	$394,786	$270,388	$273,910	$152,629
Homes	779	655	1,338	1,053	825	550

West:
Dollars	$55,461	$61,670	$104,609	$91,876	$76,082	$49,319
Homes	121	183	233	279	156	140

Consolidated total:
Dollars	$579,562	$449,943	$976,508	$714,708	$864,968	$598,951
Homes	1,695	1,526	2,890	2,466	2,462	1,921

Unconsolidated joint ventures:
Dollars	$116,572	$119,827	$182,790	$181,040	$159,583	$163,842
Homes	255	249	404	388	365	377

Totals:
Housing revenues	$696,134	$569,770	$1,159,298	$895,748	$1,024,551	$762,793
Homes delivered	1,950	1,775	3,294	2,854	2,827	2,298

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first half of 2013, our open for sale community count increased to 177 from 172 at October 31, 2012, which is the net result of opening 51 new communities and closing 46 communities since the beginning of fiscal 2013.  Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments, due to better market conditions and historically low interest rates on mortgages. Contracts per average active selling community for the three and six months ended April 30, 2013 were 9.6 and 16.5, respectively, compared to 8.2 and 13.1, respectively, for the same period in the prior year, demonstrating a meaningful increase in sales pace over the prior year.

  Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2013	2012	2011	2010	2009

First	16%	21%	22%	21%	31%
Second	15%	16%	20%	17%	24%
Third		20%	18%	23%	23%
Fourth		23%	21%	24%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2013	2012	2011	2010	2009

First	12%	18%	18%	13%	22%
Second	15%	21%	22%	17%	31%
Third		18%	20%	15%	23%
Fourth		18%	18%	25%	20%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate based on gross sales contracts and also as a percentage of beginning backlog for the first half of fiscal 2013 was lower than what we believe to be normalized levels. However, it is difficult to predict if this trend will continue.

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2013	2012	2013	2012

Sale of homes	$409,576	$312,494	$743,857	$564,824

Cost of sales, net of impairment reversals and excluding interest	332,134	258,034	609,692	468,608

Homebuilding gross margin, before cost of sales interest expense and land charges	77,442	54,460	134,165	96,216

Cost of sales interest expense, excluding land sales interest expense	11,227	9,715	21,387	20,651

Homebuilding gross margin, after cost of sales interest expense, before land charges	66,215	44,745	112,778	75,565

Land charges	2,191	3,216	2,856	6,541

Homebuilding gross margin, after cost of sales interest expense and land charges	$64,024	$41,529	$109,922	$69,024

Gross margin percentage, before cost of sales interest expense and land charges	18.9%	17.4%	18.0%	17.0%

Gross margin percentage, after cost of sales interest expense, before land charges	16.2%	14.3%	15.2%	13.4%

Gross margin percentage, after cost of sales interest expense and land charges	15.6%	13.3%	14.8%	12.2%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.1%	71.1%	71.2%	71.1%
Commissions	3.3%	3.5%	3.4%	3.5%
Financing concessions	1.5%	1.8%	1.5%	1.8%
Overheads	5.2%	6.2%	5.9%	6.6%
Total cost of sales, before interest expense and land charges	81.1%	82.6%	82.0%	83.0%
Gross margin percentage, before cost of sales interest expense and land charges	18.9%	17.4%	18.0%	17.0%

Cost of sales interest	2.7%	3.1%	2.8%	3.6%
Gross margin percentage, after cost of sales interest expense and before land charges	16.2%	14.3%	15.2%	13.4%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margin percentage, before interest expense and land impairment and option write off charges, increased to 18.9% during the three months ended April 30, 2013, compared to 17.4% for the same period last year and increased to 18.0% during the six months ended April 30, 2013 compared to 17.0% for the same period last year.  The increase in gross margin percentage is primarily due to the mix of higher margin homes delivered in the second quarter of 2013 compared to the same period of the prior year.  This mix change is a result of delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn. In addition, we have begun to see an increase in the pace of sales in some of our markets and, as a result, in a majority of communities we have been able to increase base prices and increase lot premiums, without adversely impacting the sales pace.  For the three months ended April 30, 2013 and 2012, gross margin was favorably impacted by the reversal of prior period inventory impairments of $12.4 million and $20.8 million, respectively, which represented 3.0% and 6.7%, respectively, of “Sale of homes” revenue. For the six months ended April 30, 2013 and 2012, gross margin was favorably impacted by the reversal of prior period inventory impairments of $27.6 million and $37.7 million, respectively, which represented 3.7% and 6.7%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $2.2 million and $3.2 million during the three months ended April 30, 2013 and 2012, respectively, and $2.9 million and $6.5 million during the six months ended April 30, 2013 and 2012, respectively, to their estimated fair value.  During the three and six months ended April 30, 2013, we wrote-off residential land options and approval and engineering costs amounting to $1.3 million and $1.4 million compared to $1.1 million and $1.3 million for the three and six months ended April 30, 2012, which are included in the total land charges discussed above.  When a community is redesigned or abandoned, engineering costs are written-off.  Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Southeast and Southwest segments in the first half of fiscal 2013, and in our Northeast, Mid-Atlantic, Midwest, and Southeast segments in the first half of fiscal 2012.  We recorded inventory impairments of $0.9 million and $2.1 million during the three months ended April 30, 2013 and 2012, respectively, and $1.5 million and $5.2 million during the six months ended April 30, 2013 and 2012, respectively.  Inventory impairments in the first half of 2013 and 2012 were lower than they had been in several years as we have begun to see some stabilization in prices and sales pace in our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2013	2012	2013	2012

Land and lot sales	$1,451	$18,310	$13,278	$26,914
Cost of sales, excluding interest	1,009	13,529	12,206	20,382
Land and lot sales gross margin, excluding interest	442	4,781	1,072	6,532
Land sales interest expense	47	3,602	167	5,142
Land and lot sales gross margin, including interest	$395	$1,179	$905	$1,390

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  There were two land sales in the three months ended April 30, 2013, compared to six in the same period of the prior year, which resulted in a decrease of $16.9 million in land sales revenue.  There were six land sales for the six months ended April 30, 2013, compared to eleven in the same period of the prior year, which resulted in a decrease of $13.6 million in land sales revenue.

Land sales and other revenues decreased $18.0 million and $16.3 million for the three and six months ended April 30, 2013, compared to the same period in the prior year.  Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three and six months ended April 30, 2013, compared to the three and six months ended April 30, 2012, there were minor fluctuations in other revenues, resulting in a net decrease of $1.1 million for the three months ended April 30, 2013 as compared to the prior year and $2.7 million for the six months ended April 30, 2013 as compared to the prior year.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses increased $2.7 million and $6.2 million for the three and six months ended April 30, 2013, compared to the same period last year mainly due to higher insurance costs and additional overhead as a result of the increase in sales and deliveries of homes. However, these expenses increased at a slower rate than the increase in revenues, therefore, homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues improved to 9.2% and 9.8% for the three and six months ended April 30, 2013, compared to 10.5% and 11.5% for the three and six months ended April 30, 2012.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2013	2012	Variance	Variance %

Northeast
Homebuilding revenue	$54,236	$51,775	$2,461	4.8%
Loss before income taxes	$(4,651)	$(125)	$(4,526)	3,620.8%
Homes delivered	113	115	(2)	(1.7)%
Average sales price	$469,907	$433,339	$36,568	8.4%

Mid-Atlantic
Homebuilding revenue	$58,405	$64,776	$(6,371)	(9.8)%
Income before income taxes	$3,344	$5,058	$(1,714)	(33.9)%
Homes delivered	135	157	(22)	(14.0)%
Average sales price	$427,450	$410,395	$17,055	4.2%

Midwest
Homebuilding revenue	$39,393	$23,631	$15,762	66.7%
Income (loss) before income taxes	$2,279	$(91)	$2,370	(2,604.4)%
Homes delivered	159	109	50	45.9%
Average sales price	$247,522	$216,422	$31,100	14.4%

Southeast
Homebuilding revenue	$37,192	$36,346	$846	2.3%
Income (loss) before income taxes	$2,719	$(3,876)	$6,595	(170.1)%
Homes delivered	135	93	42	45.2%
Average sales price	$274,952	$230,774	$44,178	19.1%

Southwest
Homebuilding revenue	$161,813	$114,716	$47,097	41.1%
Income before income taxes	$16,538	$8,235	$8,303	100.8%
Homes delivered	571	446	125	28.0%
Average sales price	$281,941	$256,242	$25,699	10.0%

West
Homebuilding revenue	$61,326	$42,011	$19,315	46.0%
Income (loss) before income taxes	$2,422	$(2,948)	$5,370	(182.2)%
Homes delivered	142	123	19	15.4%
Average sales price	$431,749	$316,195	$115,554	36.5%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2013	2012	Variance	Variance %

Northeast
Homebuilding revenue	$109,071	$93,307	$15,764	16.9%
Loss before income taxes	$(9,538)	$(5,773)	$(3,765)	65.2%
Homes delivered	237	191	46	24.1%
Average sales price	$452,884	$434,089	$18,795	4.3%

Mid-Atlantic
Homebuilding revenue	$111,124	$119,171	$(8,047)	(6.8)%
Income before income taxes	$4,269	$7,669	$(3,400)	(44.3)%
Homes delivered	252	283	(31)	(11.0)%
Average sales price	$437,113	$415,353	$21,760	5.2%

Midwest
Homebuilding revenue	$71,726	$41,829	$29,897	71.5%
Income (loss) before income taxes	$3,479	$(1,247)	$4,726	(379.0)%
Homes delivered	297	189	108	57.1%
Average sales price	$240,834	$220,884	$19,950	9.0%

Southeast
Homebuilding revenue	$66,153	$56,555	$9,598	17.0%
Income (loss) before income taxes	$3,309	$(6,733)	$10,042	(149.1)%
Homes delivered	244	180	64	35.6%
Average sales price	$269,357	$231,039	$38,318	16.6%

Southwest
Homebuilding revenue	$293,437	$206,540	$86,897	42.1%
Income before income taxes	$24,641	$12,785	$11,856	92.7%
Homes delivered	1,019	834	185	22.2%
Average sales price	$276,464	$246,327	$30,137	12.2%

West
Homebuilding revenue	$107,429	$78,763	$28,666	36.4%
Income (loss) before income taxes	$1,327	$(3,920)	$5,247	(133.9)%
Homes delivered	268	255	13	5.1%
Average sales price	$400,761	$296,459	$104,302	35.2%

 Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 4.8% for the three months ended April 30, 2013 compared to the same period of the prior year.  The increase is attributed to an 8.4% increase in average sales price, offset by a 1.7% decrease in homes delivered and a $0.8 million decrease in land sales and other revenue.  The increase in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2013 compared to the same period of 2012, as well as increasing prices in certain communities as the market has improved.

Loss before income taxes increased $4.5 million compared to the prior year to a loss of $4.7 million for the three months ended April 30, 2013 compared to the same period of 2012.  This increase is mainly due to an increase of $2.9 million for selling, general and administrative costs due to increased insurance costs and other overhead items. In addition, inventory impairment losses and land option write-offs increased $0.7 million for the three months ended April 30, 2013 compared to the same period of 2012.  Gross margin percentage before interest expense for the three months ended April 30, 2013 was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 16.9% for the six months ended April 30, 2013 compared to the same period of the prior year.  The increase is attributed to a 24.1% increase in homes delivered and a 4.3% increase in average sales price.  The increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved. These increases were partially offset by an $8.7 million decrease in land sales and other revenue.

Loss before income taxes increased $3.8 million compared to the prior year to a loss of $9.5 million for the six months ended April 30, 2013.  This increase was mainly due to a $4.7 million increase in selling, general and administrative costs due to increased insurance costs and other overhead items. Gross margin percentage before interest expense for the six months ended April 30, 2013 was relatively flat compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues decreased 9.8% for the three months ended April 30, 2013 compared to the same period in the prior year.  The decrease was primarily due to a 14.0% decrease in homes delivered, partially offset by a 4.2% increase in average sales price for the three months ended April 30, 2013. While community count increased slightly year over year, during the three months ended April 30, 2012, certain communities were delivering at their peak rate. Those communities have since closed and therefore had few or no deliveries during the three months ended April 30, 2013, while newly opened communities are not yet delivering homes or are in the early stages of delivering homes, thereby causing the decrease in homes delivered period over period. The increase in average sales prices was the result of the mix of communities delivering in the three months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income before income taxes decreased $1.7 million compared to the prior year to $3.3 million for the three months ended April 30, 2013 due primarily to the decrease in homebuilding revenues discussed above, combined with a decrease in gross margin percentage before interest expense.

Homebuilding revenues decreased 6.8% for the six months ended April 30, 2013 compared to the same period in the prior year.  The decrease was primarily due to an 11.0% decrease in homes delivered, partially offset by a 5.2% increase in average sales price for the six months ended April 30, 2013. While community count increased slightly year over year, during the six months ended April 30, 2012, certain communities were delivering at their peak rate. Those communities have since closed and therefore had few or no deliveries during the six months ended April 30, 2013, while newly opened communities are not yet delivering homes or are in the early stages of delivering homes, thereby causing the decrease in homes delivered period over period. The increase in average sales prices was the result of the mix of communities delivering in the six months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income before income taxes decreased $3.4 million compared to the prior year to $4.3 million for the six months ended April 30, 2013 due primarily to the decrease in homebuilding revenues discussed above, combined with a decrease in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 66.7% for the three months ended April 30, 2013 compared to the same period in the prior year.  The increase was primarily due to a 45.9% increase in homes delivered and a 14.4% increase in average sales price for the three months ended April 30, 2013. The increase in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income (loss) before income taxes increased $2.4 million compared to the prior year to a profit of $2.3 million for the three months ended April 30, 2013.  The improvement from a loss to a profit for the three months ended April 30, 2013 was primarily due to the increase in homebuilding revenues discussed above. Gross margin percentage before interest expense for the three months ended April 30, 2013 was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 71.5% for the six months ended April 30, 2013 compared to the same period in the prior year.  The increase was primarily due to a 57.1% increase in homes delivered and a 9.0% increase in average sales price for the six months ended April 30, 2013.  The increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

      Income (loss) before income taxes increased $4.7 million compared to the prior year to a profit of $3.5 million for the six months ended April 30, 2013.  The improvement from a loss to a profit for the six months ended April 30, 2013 was primarily due to the increase in homebuilding revenue discussed above and a minor increase in gross margin percentage before interest expense for the period.

Southeast - Homebuilding revenues increased 2.3% for the three months ended April 30, 2013 compared to the same period in the prior year.  The increase for the three months ended April 30, 2013 was attributed to the 45.2% increase in homes delivered and by a 19.1% increase in average sales price, partially offset by a $14.8 million decrease in land sales and other revenue.  The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income (loss) before income taxes increased $6.6 million compared to the prior year to a profit of $2.7 million for the three months ended April 30, 2013. The improvement from a loss to a profit for the three months ended April 30, 2013 was primarily due to the increase in homebuilding revenue discussed above, a decrease in inventory impairment losses and land option write-offs of $2.5 million, a decrease of $0.4 million in selling, general and administrative costs and a significant increase in gross margin percentage before interest expense for the period.

Homebuilding revenues increased 17.0% for the six months ended April 30, 2013 compared to the same period in the prior year.  The increase for the six months ended April 30, 2013 was attributed to the 35.6% increase in homes delivered and by a 16.6% increase in average sales price, partially offset by a $14.5 million decrease in land sales and other revenue.  The increase in average sales price was primarily due to the different mix of communities delivering in the six months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income (loss) before income taxes increased $10.0 million compared to the prior year to a profit of $3.3 million for the six months ended April 30, 2013. The improvement from a loss to a profit for the six months ended April 30, 2013 was primarily due to the increase in homebuilding revenue discussed above, a decrease in inventory impairment losses and land option write-offs of $2.9 million, a decrease of $0.8 million in selling, general and administrative costs and a significant increase in gross margin percentage before interest expense for the period.

Southwest - Homebuilding revenues increased 41.1% for the three months ended April 30, 2013 compared to the same period in the prior year.  The increase was primarily due to a 28.0% increase in homes delivered and a 10.0% increase in average sales price for the three months ended April 30, 2013, as a result of the different mix of communities delivering in the three months ended April 30, 2013 compared to the same period of 2012, as well as increased prices in certain communities as the market has improved.

Income before income taxes increased $8.3 million compared to the prior year to $16.5 million for the three months ended April 30, 2013.  The increase was primarily due to the increase in homebuilding revenues discussed above and a slight increase in gross margin percentage before interest expense for the three months ended April 30, 2013 compared to the same period of the prior year.

            Homebuilding revenues increased 42.1% for the six months ended April 30, 2013 compared to the same period in the prior year.  The increase was primarily due to a 22.2% increase in homes delivered and a 12.2% increase in average sales price for the six months ended April 30, 2013, as a result of the different mix of communities delivering in the six months ended April 30, 2013 compared to the same period in 2012, as well as increased prices in certain communities as the market has improved. This was further impacted by a $10.6 million increase in land sale and other revenue for the six months ended April 30, 2013 compared to the same period of the prior year.

Income before income taxes increased $11.9 million compared to the prior year to $24.6 million for the six months ended April 30, 2013.  The increase was primarily due to the increases in homebuilding revenue discussed above and a slight increase in gross margin percentage before interest expense for the six months ended April 30, 2013 compared to the same period of the prior year.

West - Homebuilding revenues increased 46.0% for the three months ended April 30, 2013 compared to the same period in the prior year.  The increase for the three months ended April 30, 2013 was attributed to a 15.4% increase in homes delivered and a 36.5% increase in average sales price, due to the different mix of communities delivering in the three months ended April 30, 2013 compared to the same period of the prior year, as well as increased prices in certain communities as the market has improved. This increase was partially offset by a $3.1 million decrease in land sales and other revenue.

Income (loss) before income taxes increased $5.4 million compared to the prior year to a profit of $2.4 million for the three months ended April 30, 2013.  The improvement from a loss to a profit for the three months ended April 30, 2013 was primarily due to the impact of the increase in homebuilding revenue discussed above and a significant increase in gross margin percentage before interest expense.

Homebuilding revenues increased 36.4% for the six months ended April 30, 2013 compared to the same period in the prior year.  The increase for the six months ended April 30, 2013 was attributed to a 5.1% increase in homes delivered, along with a 35.2% increase in average sales price, due to the different mix of communities delivering in the six months ended April 30, 2013 compared to the same period of the prior year, as well as increased prices in certain communities as the market has improved. This increase was partially offset by a $3.1 million decrease in land sales and other revenue.

Income (loss) before income taxes increased $5.2 million compared to the prior year to a profit of $1.3 million for the six months ended April 30, 2013.  The improvement from a loss to a profit for the six months ended April 30, 2013 was primarily due to the impact of the increase in homebuilding revenue discussed above and a significant increase in gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2013 and 2012, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 34.0% and 45.5%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first half of fiscal 2012 to the first half of fiscal 2013, our conforming conventional loan originations as a percentage of our total loans increased from 49.5% for the first half of fiscal 2012 to 60.8% for the first half of fiscal 2013. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2013, financial services provided a $3.5 million and $7.8 million pretax profit compared to $3.2 million and $4.7 million of pretax profit, respectively, for the same periods of fiscal 2012.  Revenues were up 25.5% for the three months ended April 30, 2013 compared to the same period of the prior year and costs were up 33.1% for such period.  Mortgage settlements and the average price of loans settled increased for the three months ended April 30, 2013 compared to the same period in the prior year, contributing to the increase in revenues.  The increase in costs was attributed to the increase in the number of loans closed during such period, as well as an increase in salary costs due to increased headcount and other overhead costs.  While revenues were up 47.0% for the six months ended April 30, 2013 compared to the same period of the prior year, costs were up 38.2% for such period.  Mortgage settlements and the average price of loans settled increased for the six months ended April 30, 2013 compared to the same period in the prior year, contributing to the increase in revenues.  The increase in costs was due to an increase in salary costs due to increased headcount and other overhead costs and to the increase in costs associated with the increase in the number of loans closed during such period.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 72.2% and 75.3% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2013 and 2012, respectively, and 72.9% and 77.0% of our non-cash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2013 and 2012, respectively.  Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses increased to $13.7 million for the three months ended April 30, 2013 compared to $12.3 million for the three months ended April 30, 2012, and increased to $26.2 million for the six months ended April 30, 2013 compared to $25.0 million for the six months ended April 30, 2012.  The minor increase for the three and six months ended April 30, 2013 from the prior year period was attributed to increased total compensation as a result of a slight increase in headcount, additional amounts accrued for bonuses as a result of improved operating performance and additional professional services for various corporate operations.

Other Interest

Other interest decreased $3.4 million for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 and decreased $1.4 million for the six months ended April 30, 2013 compared to the six months ended April 30, 2012.  Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  For the three and six months ended April 30, 2013, our inventory balances for the qualifying assets have increased enough to cause the amount of interest required to be directly expensed to decrease.  In addition, our interest incurred decreased compared to the prior year for both the three and six months resulting in less interest that was required to be directly expensed.

Other Operations

  Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations generated income of $2.8 million and $1.9 million for the three and six months ended April 30, 2013 compared to $1.0 million and $6.4 million of expenses for the three and six months ended April 30, 2012.  The decrease in expenses for the three and six months ended April 30, 2012 was due to the gain recognized from the sale of our last remaining senior rental residential property.  The decrease for the six months ended April 30, 2013 was further impacted by $4.7 million of costs incurred in the prior year from a debt-for-debt exchange on November 1, 2011. Due to the then existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60 and, because the holders of K. Hovnanian’s senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, the debt exchange was accounted for as a troubled debt restructuring, which required any costs incurred associated with the exchange to be expensed as incurred.

Gain on Extinguishment of Debt

There were no debt repurchases and/or exchanges during the three and six months ended April 30, 2013, however, such transactions during the three and six months ended April 30, 2012, resulted in a gain on extinguishment of debt of $27.0 million and $51.7 million, respectively.  During the three months ended January 31, 2012, we repurchased in the open market a total of $44.0 million principal amount of various issues of our unsecured senior notes due 2016 for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest.  We recognized a gain of $24.7 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  As noted above, the accounting for the November 1, 2011 debt exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt. During the three months ended April 30, 2012, we repurchased a total of $75.4 million principal amount of various issues of our unsecured notes due 2016 and 2017 for an aggregate purchase price of $51.7 million, plus accrued and unpaid interest.  We recognized a gain of $23.3 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  During the second quarter of fiscal 2012, we exchanged $9.1 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and $3.1 million aggregate principal amount of our 12.072% Senior Subordinated Amortizing Notes for Class A Common Stock, as discussed in Notes 11, 12 and 16 to the Condensed Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $3.7 million for the three months ended April 30, 2012.

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

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $0.8 million and $3.1 million for the three and six months ended April 30, 2013, compared to $1.5 million for both the three and six months ended April 30, 2012, a decrease of $0.7 million and an increase of $1.6 million for the three and six months ended April 30, 2013, respectively. During the second quarter of fiscal 2013, we recognized a loss on our most recently formed joint venture because this venture is in the development and construction stage and is currently generating only expenses. This reduced our overall income for the second quarter of fiscal 2013, and generated an unfavorable variance compared to the same period of the prior year. For the six months ended April 30, 2013 we recognized profit from one of our land development joint ventures, as we share 50% of the joint venture’s profit. Also, certain of our joint ventures delivered more homes and reported increased profits during the first half of fiscal 2013 as compared to the first half of 2012. These increases, partially offset by the expenses incurred for our most recently formed joint venture described above, generated a favorable variance for the six months ended April 30, 2013 compared to the same period of the prior year.

Total Taxes

The total income tax benefit of $12.1 million recognized during the six months ended April 30, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of April 30, 2013.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for deferred taxes amounted to $941.8 million and $937.9 million at April 30, 2013 and October 31, 2012, respectively.  The valuation allowance increased during the six months ended April 30, 2013 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period.

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

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved.  Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic and industry and business conditions and impacts of the sustained homebuilding downturn;

●	Adverse weather and other environmental conditions and natural disasters;

●	Changes in market conditions and seasonality of the Company’s business;

●	Changes in home prices and sales activity in the markets where the Company builds homes;

●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;

●	Fluctuations in interest rates and the availability of mortgage financing;

●	Shortages in, and price fluctuations of, raw materials and labor;

●	The availability and cost of suitable land and improved lots;

●	Levels of competition;

●	Availability of financing to the Company;

●	Utility shortages and outages or rate fluctuations;

●	Levels of indebtedness and restrictions on the Company's operations and activities imposed by the agreements governing the Company's outstanding indebtedness;

●	The Company's sources of liquidity;

●	Changes in credit ratings;

●	Availability of net operating loss carryforwards;

●	Operations through joint ventures with third parties;

●	Product liability litigation, warranty claims and claims made by mortgage investors;

●	Successful identification and integration of acquisitions;

●	Changes in tax laws affecting the after-tax costs of owning a home;

●	Significant influence of the Company's controlling stockholders; and

●	Geopolitical risks, terrorist acts and other acts of war.

      Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2012. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the interest rate risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of April 30, 2013, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2013 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	FV at April 30, 2013

Long term debt(1):
Fixed rate	$35,233	$43,724	$90,700	$223,691	$127,662	$1,072,501	$1,593,511	$1,713,337
Weighted average interest rate	6.52%	6.94%	10.26%	6.84%	8.70%	7.01%	7.29%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.  See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2013.  The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends.  As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends.  We have never paid a cash dividend to common stockholders.

Item 6.  Exhibits

3(a)	Restated Certificate of Incorporation of the Registrant.(2)
3(b)	Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.(6)
4(b)	Specimen Class B Common Stock Certificate.(6)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

10(a)*	Form of 2013 Long-Term Incentive Program Award Agreement.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2013 and October 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Equity for the six months ended April 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 15, 2013.
(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.
(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.
(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.
(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	June 7, 2013
/s/ J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 7, 2013
/s/ Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller