Form 10-K
period 2013-10-31
HOVNANIAN ENTERPRISES INC
filed 2013-12-20
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
110 West Front Street, P.O. Box 500, Red Bank, N.J.	07701
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange
7.25% Tangible Equity Units	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate “website”, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☒    Nonaccelerated Filer ☐    Smaller Reporting Company ☐

                      (Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $614,817,623.

As of the close of business on December 16, 2013, there were outstanding 124,546,460 shares of the Registrant’s Class A Common Stock and 14,654,867 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 11, 2014, which are responsive to those parts of Part III, Items 10, 11, 12, 13, and 14 as identified herein.

FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I	4

1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	21
4	Mine Safety Disclosures	21
	Executive Officers of the Registrant	22

	PART II	22

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	52
8	Financial Statements and Supplementary Data	52
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
9A	Controls and Procedures	52
9B	Other Information	55

	PART III	55

10	Directors, Executive Officers and Corporate Governance	55
11	Executive Compensation	56
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
13	Certain Relationships and Related Transactions, and Director Independence	56
14	Principal Accountant Fees and Services	56

	PART IV	57

15	Exhibits and Financial Statement Schedules	57
	Signatures	62

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill, and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 306,000 homes, including 5,930 homes in fiscal 2013. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 192 communities in 34 markets in 16 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $68,652 (low-income housing) to $1,524,990 with an average sales price, including options, of $339,000 nationwide in fiscal 2013.

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

2005 - Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country Homes’ existing residential communities. We also entered the Fort Myers market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

2006 - Entered the coastal markets of South Carolina and Georgia through the acquisition of Craftbuilt Homes.

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 21 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C., and West Virginia

Midwest: Illinois, Minnesota, and Ohio

Southeast: Florida, Georgia, North Carolina, and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated Financial Statements.

Employees

We employed approximately 1,749 full-time employees (whom we refer to as associates) as of October 31, 2013.

Corporate Offices and Available Information

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

Although new home demand remains at historically low levels, during fiscal 2013 the overall homebuilding market improved. Improved conditions in our markets resulted in our higher revenues and gross margins, increased contracts and deliveries and profitability for the first time since fiscal 2006. From 2006 to 2012, the homebuilding industry had been in a prolonged downturn. During that time, our primary focus, while market conditions were extremely weak, had been to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt, and maintaining strong liquidity. In 2009, we began to see opportunities to purchase land at prices and terms that made economic sense in light of our sales prices and sales paces. As a result, since early 2009, we have been more active in purchasing or putting under option new properties that meet or exceed our internal rate of return investment requirements. Deliveries from these newly acquired communities helped us achieve profitability in fiscal 2013, and in order to continue to increase profitability in the future, we will need to continue purchasing new land that will generate good investment returns and drive greater operating efficiencies, as well as control expenses commensurate with our level of deliveries.

In addition to our current focus on maintaining strong liquidity and evaluating new investment opportunities, we intend to continue to focus on our historic key business strategies as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to benefit our business.

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

We enter into homebuilding and land development joint ventures from time to time as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base, and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to home buyers. Our land development joint ventures include those with developers and other homebuilders, as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties.

We manage our financial services operations to better serve all of our home buyers. Our current mortgage financing and title service operations enhance our contact with customers and allow us to coordinate the home-buying experience from beginning to end.

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

●

Where possible, we acquire land for future development through the use of land options, which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible takedown schedules rather than with an obligation to take down the entire parcel upon receiving regulatory approval. If we are unable to negotiate flexible takedown schedules, we will buy parcels in a single bulk purchase. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2013, 2012, and 2011, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 1,611 lots, 2,134 lots, and 6,983 lots, respectively, out of 17,134 total lots, 13,552 total lots, and 16,896 total lots, respectively, under option, resulting in pretax charges of $2.6 million, $2.7 million, and $24.3 million, respectively.

Design - Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures, and colors. Recreational amenities, such as swimming pools, tennis courts, clubhouses, open areas, and tot lots, are frequently included.

Construction - We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes, which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, and exit interviews at model sites, focus groups, and demographic databases. We make use of newspaper, radio, television, Internet, magazine, our web site, billboard, video and direct mail advertising, special and promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, New Jersey, North Carolina, and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and preclosing quality control inspections as well as responding to postclosing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical, and plumbing systems, and a 10-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, and Washington, D.C. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2013, for the markets in which our mortgage subsidiaries originated loans, 14.6% of our home buyers paid in cash and 71.5% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2013 were 32.7% Federal Housing Administration/Veterans Affairs (“FHA/VA”), 65.7% prime, and 1.6% United States Department of Agriculture.

We customarily sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water, and drainage facilities, recreational facilities, and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants, and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from two to 24 individual homes per building, together with amenities, such as club houses, swimming pools, tennis courts, tot lots, and open areas.

Current base prices for our homes in contract backlog at October 31, 2013, range from $68,652 (low-income housing) to $1,040,000 in the Northeast, from $159,900 to $1,524,990 in the Mid-Atlantic, from $99,490 to $701,808 in the Midwest, from $173,490 to $566,252 in the Southeast, from $90,450 to $878,990 in the Southwest, and from $142,760 to $1,130,000 in the West. Closings generally occur and are typically reflected in revenues within 12 months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2013, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$279,695	617	$453,314
Mid-Atlantic	288,323	623	462,798
Midwest	162,758	657	247,730
Southeast	146,264	535	273,391
Southwest	684,258	2,331	293,547
West	223,029	503	443,398
Consolidated total	$1,784,327	5,266	$338,839
Unconsolidated joint ventures	306,174	664	461,105
Total including unconsolidated joint ventures	$2,090,501	5,930	$352,530

The value of our net sales contracts, excluding unconsolidated joint ventures, increased to $1.9 billion from $1.6 billion for the years ended October 31, 2013 and 2012, respectively. The number of homes contracted increased to 5,544 in 2013 from 5,137 in 2012. The increase in the number of homes contracted occurred along with an increase in the number of open-for-sale communities from 172 to 192. We contracted an average of 30.7 homes per average active selling community in 2013 compared to 28.1 homes per active selling community in 2012, demonstrating an increase in sales pace as the homebuilding market has improved.

 Information on the value of net sales contracts by segment for the years ended October 31, 2013 and 2012, is set forth below.

(Value of net sales contracts in thousands)	2013	2012	Percentage of Change
Northeast	$269,284	$225,168	19.6%
Mid-Atlantic	310,718	250,350	24.1%
Midwest	217,759	157,385	38.4%
Southeast	182,225	145,963	24.8%
Southwest	739,784	590,208	25.3%
West	194,678	228,624	(14.8)%
Consolidated total	$1,914,448	$1,597,698	19.8%
Unconsolidated joint ventures	282,205	318,409	(11.4)%
Total including unconsolidated joint ventures	$2,196,653	$1,916,107	14.6%

The following table summarizes our active selling communities under development as of October 31, 2013. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	12	3,181	2,039	220	922
Mid-Atlantic	29	4,393	1,748	271	2,374
Midwest	27	4,092	1,009	605	2,478
Southeast	24	2,229	972	308	949
Southwest	88	11,484	6,539	677	4,268
West	12	2,371	961	86	1,324
Total	192	27,750	13,268	2,167	12,315

(1)	Includes 274 home sites under option.

(2)	Of the total remaining homes available, 694 were under construction or completed (including 61 models and sales offices), and 6,490 were under option.

Backlog

At October 31, 2013 and 2012, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,392 homes and 2,145 homes, respectively, with sales values aggregating $848.4 million and $742.2 million, respectively. The majority of our backlog at October 31, 2013, is expected to be completed and closed within the next 12 months. At November 30, 2013 and 2012, our backlog of signed contracts, including unconsolidated joint ventures, was 2,464 homes and 2,138 homes, respectively, with sales values aggregating $892.8 million and $745.8 million, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 42 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, and some sections of the Mid-Atlantic and Midwest, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2013, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 32,097 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	22	2,486	$204,117	$11,720
Owned	14	1,140		108,120
Total	36	3,626		$119,840
Mid-Atlantic:
Under option(1)	13	1,212	$135,258	$2,596
Owned	15	1,741		29,412
Total	28	2,953		$32,008
Midwest:
Under option(1)	22	1,241	$50,081	$2,722
Owned	11	468		6,078
Total	33	1,709		$8,800
Southeast:
Under option(1)	22	2,010	$92,020	$5,381
Owned	15	568		5,484
Total	37	2,578		$10,865
Southwest:
Under option(1)	31	1,746	$126,818	$11,538
Owned	5	305		14,899
Total	36	2,051		$26,437
West:
Under option(1)	-	-	-	-
Owned	25	4,634		$27,202
Total	25	4,634		$27,202
Totals:
Under option(1)	110	8,695	$608,294	$33,957
Owned	85	8,856		191,195
Combined total	195	17,551		$225,152

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2013, option fees and deposits aggregated approximately $25.8 million. As of October 31, 2013, we spent an additional $15.2 million in nonrefundable predevelopment costs on such properties.

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

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors.

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

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth, or no-growth initiatives that could negatively affect the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We are also subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays; may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity. See Item 3 “Legal Proceedings” and Note 19 to the Consolidated Financial Statements.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

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

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We recently entered into a new $75 million unsecured revolving credit facility under which letters of credit may be issued. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires, and other environmental conditions, can harm the local homebuilding business. For example, our business in Florida was adversely affected in late 2005 and into 2006 due to the effects of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an effect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks. In August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during those months.

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

The homebuilding industry experienced a significant and sustained downturn over the past several years. An industry-wide softening of demand for new homes resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, depressed prices, and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011 and may continue to materially adversely affect our business and results of operations in future years. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory.

General economic conditions in the United States remain weak. Several challenges, such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment, and the potential for more foreclosures, continue to threaten the recovery in the housing market. In addition, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at historically low levels, with uneven improvement across our operating markets. Looking forward, although we have begun to see improvements, given instability in the housing market, it may continue to be difficult to generate positive cash flow especially as we invest in land to fund future homebuilding. In addition, while our sales have increased, we saw lower sales in July through September 2013 in part due to increasing interest rates. Market volatility has been unprecedented and extraordinary in the last several years, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. Continuation or worsening of the downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity, and results of operations.

In addition, an increase in the default rate on the mortgages we originate may adversely affect our ability to sell mortgages or the pricing we receive upon the sale of mortgages. Although substantially all of the mortgage loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis, we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. As default rates rise, this may increase our potential exposure regarding mortgage loan sales because investors may seek to have us buy back or make whole investors for mortgages we previously sold. To date, we have not made significant payments related to our mortgage loans, but because of the uncertainties inherent to these matters, actual future payments could differ significantly from our currently estimated amounts.

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

These programs are expected to wind down over time; for example, the California tax credit ended in the fourth quarter of fiscal 2009 and the federal tax credit expired in April 2010. In addition, in fiscal 2010, the U.S. Department of Housing and Urban Development (“HUD”) tightened FHA underwriting standards. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced (as currently expected to occur on January 1, 2014), it could have a material adverse effect on the Company. Housing markets may further decline as these programs are modified or terminated.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2013, including the debt of the subsidiaries that guarantee our debt, was $1,544.2 million ($1,529.4 million net of discount); and

•

Our debt service payments for the 12-month period ended October 31, 2013, were $121.2 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of our amortizing notes, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

In addition, as of October 31, 2013, we had $30.9 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $5.2 million of cash. Our fees for these letters of credit for the year ended October 31, 2013, which are based on both the used and unused portion of the facilities and agreements, were $0.7 million. We also had substantial contractual commitments and contingent obligations, including approximately $242.0 million of performance bonds as of October 31, 2013. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Although we generated $9.3 million of cash in operating activities in the fiscal year ended October 31, 2013, for the prior two years we generated negative cash flow, and currently expect to continue to generate slightly positive or negative cash flow, after taking into account land purchases. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities and our revolving credit facility impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence, creating liens, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock and debt repurchases, and investments by us and certain of our subsidiaries. Because of these restrictions, we are currently prohibited from paying dividends on our common and preferred stock and anticipate that we will remain prohibited for the foreseeable future.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In such a situation, we may be unable to amend the instrument or obtain a waiver. In addition, if we fail to make timely payments on this debt and other material indebtedness, our debt under these debt instruments could become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and under our revolving credit facility, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations, such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our debt instruments (and may be secured), and therefore, are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. For example, during fiscal 2011 and thereafter, credit agencies took a series of negative actions, including downgrades, with respect to their credit ratings of us and our debt. Downgrades may make it more difficult and costly for us to access capital. Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties. Although certain of our credit ratings have recently been upgraded, there can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our significant debt obligations, which require substantial cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers have increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs in recent months.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies.” For example, while in fiscal 2013 and 2012, we did not have significant land option write-offs or impairments, during fiscal 2011, 2010, and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million, and $45.4 million, respectively. Also, in fiscal 2011, 2010, and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million, and $614.1 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

Home prices and sales activities in the Arizona, California, New Jersey, and Texas, markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the Arizona, California, New Jersey, and Texas, markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our results of operations.

Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions) or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract.

Starting in 2007, many lenders have been significantly tightening their underwriting standards, and subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results. In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced (as currently expected to occur on January 1, 2014), it could have a material adverse effect on the Company. In addition, HUD continues to tighten FHA underwriting standards. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under current tax law and policy. If the federal government or a state government were to change its income tax laws to eliminate or substantially limit these income tax deductions, as has been discussed from time to time, the after-tax cost of owning a new home would increase for many of our potential customers. The loss or reduction of these homeowner tax deductions, if such tax law changes were enacted without any offsetting legislation, would adversely impact demand for and sales prices of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2013, we had invested an aggregate of $51.4 million in these joint ventures, including advances to these joint ventures of approximately $4.6 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development, and construction financing to land development and homebuilding joint ventures, and if market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. Over the past few years, we have been unable to obtain financing for newly created joint ventures. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land, the homebuilding, sales, and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

We are subject to extensive and complex laws and regulations that affect the development of land and homebuilding, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In light of recent developments in the home building industry and the financial markets, federal, state, or local governments may seek to adopt regulations that limit or prohibit homebuilders from providing mortgage financing to their customers. If adopted, any such regulations could adversely affect future revenues and earnings. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We also are subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws and regulations that apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws and regulations may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

For example, we engaged in discussions with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010, we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively, the “States”). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations. We received in October 2012 a notice from Region III of the EPA concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed, and more recently have paid approximately $8,000 in response to an EPA demand received in June 2013 for stipulated penalties based on information about our performance under the consent decree for 2012. The consent decree was terminated by court order without objection in December 2013.

In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter operated before the City of Newark acquired properties, demolished structures existing on them, and sold the properties to the Company entity in connection with the redevelopment project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA believes the site requires cleanup, and that the EPA is proposing that we address contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and, therefore cannot provide any assurance that this matter will not have a material impact on the Company.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

Several other homebuilders have received inquiries from regulatory agencies regarding the potential for homebuilders using contractors to be deemed employers of the employees of their contractors under certain circumstances. Contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the industry; however, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage, hour, and other employment-related liabilities of their contractors.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China (“Chinese Drywall”) that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. Our insurance companies have the right to review our claims and claims history, and do so from time to time, and could decline to pay on such claims if such reviews determine the claims did not meet the terms for coverage. Additionally, we may need to significantly increase our construction defect and home warranty reserves as a result of insurance not being available for any of the reasons discussed above, such claims or the results of our annual actuarial study.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

Our financial services segment originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. We have established reserves for potential losses; however, there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our senior secured notes may make it more difficult to raise additional financing in the future.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family, family trusts and shares held by the estate of our former chairman, Kevork S. Hovnanian, of Class A and Class B common stock that enables them to cast approximately 56% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.5 billion through the fiscal year ended October 31, 2013, and we may generate net operating loss carryforwards in future years.

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

In August 2008, we announced that the Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Code, and on December 5, 2008, our stockholders approved the Board’s decision to adopt the Rights Plan. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board of Directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $35.00 per share (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting, or liquidation rights. After the distribution date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the purchase price, that number of shares of Class A Common Stock or Class B Common Stock, as the case may be, having a market value of two times the purchase price. After the distribution date, our Board of Directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Junior Preferred Stock (or of a share of a similar class or series of Hovnanian’s preferred stock having similar rights, preferences, and privileges) of equivalent value, per right (subject to adjustment).

In addition, on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of our common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of the Company’s stock that result from the transfer of interests in other entities that own the Company’s stock) if the effect would be to: (i) increase the direct or indirect ownership of the Company’s stock by any person (or public group) from less than 5% to 5% or more of the Company’s stock; (ii) increase the percentage of the Company’s stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the Company’s stock; or (iii) create a new “public group” (as defined in the applicable United States Treasury regulations).

Utility shortages and outages or rate fluctuations could have an adverse effect on our operations.

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and outages and utility rate fluctuations continue. Furthermore, power shortages and outages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California, the Northeast, or in our other markets.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 488,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Included in this amount is 88,000 square feet of abandoned lease space.

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

 We received in October 2012 a notice from Region III of the U. S. Environmental Protection Agency (“EPA”) concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed, and more recently have paid approximately $8,000 in response to an EPA demand received in June 2013 for stipulated penalties based on information about our performance under the consent decree for 2012. The consent decree was terminated by court order without objection in December 2013.

 In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter operated before the City of Newark acquired properties, demolished structures existing on them, and sold the properties to the Company entity in connection with the redevelopment project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA believes the site requires cleanup, and that the EPA is proposing that we address contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company's obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. Accordingly, the matter is proceeding in the Superior Court and discovery is ongoing. The Company Defendants have pending a motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants so that these parties will be required to participate directly in the class action. The plaintiff class seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants believe there is insurance coverage available for this action. It is not possible to estimate a loss or range of loss related to this matter at this time.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 503 stockholders of record at December 16, 2013. There is no established public trading market for our Class B Common Stock, which was held by 241 stockholders of record at December 16, 2013. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2013 and 2012:

	October 31, 2013		October 31, 2012
Quarter	High	Low	High	Low
First	$7.00	$4.42	$2.67	$1.23
Second	$6.32	$4.76	$3.24	$1.88
Third	$6.43	$5.20	$2.94	$1.61
Fourth	$5.53	$4.93	$4.44	$2.25

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2013. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009
Revenues	$1,851,253	$1,485,353	$1,134,907	$1,371,842	$1,596,290
Expenses excluding inventory impairment loss and land option write-offs	1,835,633	1,550,406	1,323,316	1,557,428	1,972,978
Inventory impairment loss and land option write-offs	4,965	12,530	101,749	135,699	659,475
Total Expenses	1,840,598	1,562,936	1,425,065	1,693,127	2,632,453
(Loss) gain on extinguishment of debt	(760)	(29,066)	7,528	25,047	410,185
Income (loss) from unconsolidated joint ventures	12,040	5,401	(8,958)	956	(46,041)
Income (loss) before income taxes	21,935	(101,248)	(291,588)	(295,282)	(672,019)
State and federal income tax (benefit) provision	(9,360)	(35,051)	(5,501)	(297,870)	44,693
Net income (loss)	$31,295	$(66,197)	$(286,087)	$2,588	$(716,712)
Per share data:
Basic:
Income (loss) per common share	$0.22	$(0.52)	$(2.85)	$0.03	$(9.16)
Weighted-average number of common shares outstanding	145,087	126,350	100,444	78,691	78,238
Assuming dilution:
Income (loss) per common share	$0.22	$(0.52)	$(2.85)	$0.03	$(9.16)
Weighted-average number of common shares outstanding	162,329	126,350	100,444	79,683	78,238

Summary Consolidated Balance Sheet Data
(In thousands)	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009
Total assets	$1,759,130	$1,684,250	$1,602,180	$1,817,560	$2,024,577
Mortgages and lines of credit	$172,299	$164,562	$95,598	$98,613	$77,364
Senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and TEU senior subordinated amortizing notes (net of discount)	$1,529,445	$1,542,196	$1,602,770	$1,616,347	$1,751,701
Total equity deficit	$(432,799)	$(485,345)	$(496,602)	$(337,938)	$(348,868)

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

	Years Ended October 31,
	2013	2012	2011	2010	2009
Ratio of earnings to fixed charges	1.2	(a)	(a)	(a)	(a)
Ratio of earnings to combined fixed charges and preferred stock dividends	1.2	(b)	(b)	(b)	(b)

(a)

Earnings for the years ended October 31, 2012, 2011, 2010 and 2009 were insufficient to cover fixed charges for such period by $105.1 million, $272.9 million, $273.8 million, and $628.3 million, respectively.

(b)

Earnings for the years ended October 31, 2012, 2011, 2010 and 2009 were insufficient to cover fixed charges and preferred stock dividends for such period by $105.1 million, $272.9 million, $273.8 million and $628.3 million, respectively. Due to restrictions in our indentures for our senior and senior secured notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2013, 2012, 2011, 2010, and 2009.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2013, the housing market continued to strengthen, and, as a result, we experienced further positive operating trends, including improvements in several metrics for the year ended October 31, 2013 compared to the year ended October 31, 2012, such as: net contract growth of 7.9%, an increase in gross margin percentage, before cost of sales interest expense and land charges, from 17.8% to 20.1% and a decrease in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 12.8% to 11.9%. In addition, our contract cancellation rate was 18% for fiscal 2013, which is below what we believe to be a normalized level of approximately 20%. Active selling communities were 192 and 172 at October 31, 2013 and 2012, respectively. Net contracts per average active selling community increased to 30.7 for the year ended October 31, 2013, compared to 28.1 in the same period in the prior year. Net contracts for the fourth quarter of fiscal 2013 were 6.4% below the same period of the prior year as a result of the slowdown in the housing market due to the adverse impacts of higher mortgage rates, the sequester and the government shutdown. However, this negative trend reversed in October and November of 2013, where net contracts increased slightly over the same periods of the prior year.

Our gross margin percentage, before cost of sales interest expense and land charges, and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues also had favorable variances when comparing sequentially from the third quarter of fiscal 2013 to the fourth quarter of fiscal 2013. Gross margin percentage increased from 20.3% to 22.6% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues decreased from 11.8% to 10.6%, as compared to the third quarter of fiscal 2013. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries increased from the third quarter of fiscal 2013 to the fourth quarter of fiscal 2013, selling, general and administrative costs as a percentage of revenues improved. The increase in gross margin percentage partially resulted from the delivery volume increase, but also was the result of higher home prices that exceeded increased construction costs in certain markets and an increase in the percentage of deliveries from newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009), which generally have higher gross margins than our older communities.

While we are encouraged by the positive operating trends that began in fiscal 2012 and continued into fiscal 2013, several challenges, such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment, higher mortgage interest rates and the potential for more foreclosures, continue to threaten a recovery in the housing market. Our recent operating results and other national data indicate that the overall demand for new homes has continued to improve. However, both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at below normal levels, with uneven improvement across our operating markets.

During the prolonged downturn of the housing market, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases, renegotiated land prices, and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. Since January 2009, however, we began to see more opportunities to purchase land at prices that made economic sense in light of our then current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During fiscal 2013, we opened for sale 91 new communities, purchased approximately 6,200 lots within 236 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009), and optioned approximately 12,100 lots in 230 newly identified communities. As we have experienced increased sales pace over the past year, causing communities to sell out more rapidly, we continue to consider and make new land acquisitions to replenish or grow our community count. As a result, our active community count increased by 20 communities from October 31, 2012 to 192 communities at October 31, 2013. We have also continued to closely evaluate and control selling, general and administrative expenses, including corporate general and administrative expenses. While homebuilding selling, general and administrative expenses increased $23.7 million from $142.1 million in fiscal 2012 to $165.8 million for fiscal 2013, in connection with our increased revenues, these expenses as a percentage of total homebuilding revenues decreased from 9.8% to 9.2% due to the revenue growth across our operating segments. Corporate general and administrative expenses as a percentage of total revenue decreased from 3.2% in fiscal 2012 to 2.9% in fiscal 2013. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

Critical Accounting Policies

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Certification (ASC) 360-20, “Property, Plant and Equipment - Real Estate Sales” (“ASC 360-20”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities to hedge our mortgage-related interest rate exposure on agency and government loans.

We elected the fair value option for our mortgage loans held for sale in accordance with ASC 825, “Financial Instruments,” which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

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

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest, and construction overhead and property taxes. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

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

We decide to mothball (or stop development on) certain communities when we determine that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale." As of October 31, 2013, the net book value associated with our 50 mothballed communities was $115.9 million, net of impairment charges recorded in prior periods of $431.6 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2013, we mothballed one community, re-activated three previously mothballed communities, and sold one mothballed community.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2013, we had $0.8 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding amount recorded to “Liabilities from inventory not owned.”

“Consolidated inventory not owned – other options” consists of certain model sale leasebacks and land banking arrangements, and other options that were included on our balance sheet in accordance with GAAP. During fiscal 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $47.6 million was recorded to “Consolidated inventory not owned – other options”, with a corresponding amount of $45.7 million recorded to “Liabilities from inventory not owned.”

In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP ("GSO"), that continued in fiscal 2013, whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $52.4 million was recorded as “Consolidated inventory not owned – other options”, with a corresponding amount of $41.4 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

●	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;

●	the current sales absorption pace for both our communities and competitor communities;

●	community specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;

●	potential for alternative product offerings to respond to local market conditions;

●	changes by management in the sales strategy of the community;

●	current local market economic and demographic conditions and related trends of forecasts; and

●	existing home inventory supplies, including foreclosures and short sales.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2011 to October 31, 2013 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $2.7 million of our total inventories at October 31, 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

            Insurance Deductible Reserves - For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit. Our aggregate retention in 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and workers’ compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Land Options – Deposits on options to acquire improved or unimproved home sites and pre-development costs incurred on this land under option are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” The evaluation of whether or not we are the primary beneficiary can require significant judgment. Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” We record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interests are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2012 and fiscal 2013, there were no write-downs of our joint venture investments.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit. Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 17 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C., West Virginia), the Midwest (Illinois, Minnesota, Ohio), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California).  In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we have had such facilities for our homebuilding operations) and the issuance of new debt and equity securities. During the prolonged housing market downturn that began in late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009. The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce debt (notes payable, excluding accrued interest) during fiscal 2009 by approximately $754 million. Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces. As such, since that time, despite acquiring new land at higher levels than in the previous few years, we have been able to further reduce our debt by approximately $222 million.

Our homebuilding cash balance at October 31, 2013 increased by $60.8 million from October 31, 2012. The significant uses of cash during fiscal 2013 were primarily due to spending $503.0 million on land and land development. The remaining change in cash came from normal operations, as well a $31.4 million reduction of homebuilding restricted cash. Most of this restricted cash became unrestricted as the letters of credit the cash collateralized were released during fiscal 2013.

Our cash uses during fiscal 2013 and 2012 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments and repurchases, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, financing transactions, debt and equity issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2014 to finance our working capital requirements and other needs. In June 2013, we enhanced our liquidity by entering into a $75 million unsecured revolving credit facility, discussed below.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through the first three quarters of fiscal 2013, as a result of the new land purchases and land development we have used cash in operations as we add new communities. In the fourth quarter of fiscal 2013, we generated a positive cash flow from operations, which was the result of a high volume of home deliveries. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2013 or 2011. During fiscal 2012, we repurchased 0.1 million shares under this program. As of October 31, 2013, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. In fiscal 2013, 2012, and 2011, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”). As of October 31, 2013 and 2012, we had an aggregate principal amount of $2.2 million and $6.1 million, respectively, of Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of TEUs. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Notes, allocated as set forth in the amortization schedule provided in the indenture under which the Senior Subordinated Amortizing Notes were issued. The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment). Each TEU may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs is recorded as debt, and the Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital. As of October 31, 2013, 2.2 million Purchase Contracts have been converted into 10.4 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 10 to the Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012. The gain is included in the Consolidated Statement of Operations as “Gain on extinguishment of debt.”

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. These notes were the subject of a November 2011 exchange offer discussed below. The net proceeds from the issuances of the 11.875% Senior Notes due 2015, Class A Common Stock described above, and Units were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s then outstanding senior and senior subordinated notes: approximately $24.6 million aggregate principal amount of 8.0% Senior Notes due 2012, $44.1 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million. Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the TEUs and the 11.875% Senior Notes due 2015.

On May 4, 2011, K. Hovnanian issued an aggregate principal amount of $12.0 million of additional 10.625% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011, we used these net proceeds together with cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11.5% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017. These transactions, along with the tender offers and redemptions in February 2011 and March 2011 discussed above, resulted in a loss of $3.1 million during the year ended October 31, 2011. The losses from the transactions are included in the Consolidated Statements of Operations as “(Loss) gain on extinguishment of debt.”

 On November 1, 2011, we issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”, and together with the 5.0% 2021 Notes the “2021 Notes”) in exchange for $195.0 million of certain of our unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. Due to the then-existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and because the holders of the senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, the accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Consolidated Statement of Operations. See Note 9 to the consolidated financial statements for further discussion.

The guarantees by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”) with respect to the 2021 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2013, the collateral securing the guarantees included (1) $72.9 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $74.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $44.1 million as of October 31, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

On October 2, 2012, K. Hovnanian issued $577.0 million aggregate principal amount of 7.25% senior secured first lien notes due 2020 (the "First Lien Notes") and $220.0 million aggregate principal amount of 9.125% senior secured second lien notes due 2020 (the "Second Lien Notes" and, together with the First Lien Notes, the "2020 Secured Notes") in a private placement (the "2020 Secured Notes Offering"). The net proceeds from the 2020 Secured Notes Offering, together with the net proceeds of the Units offering discussed below, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then-outstanding 10.625% Senior Secured Notes due 2016 and the redemption of the remaining notes that were not purchased in the tender offer as described below.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2013, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $526.0 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $251.5 million as of October 31, 2013, which included $5.2 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The First Lien Notes are redeemable in whole or in part, at our option at any time prior to October 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the First Lien Notes prior to October 15, 2015 with the net cash proceeds from certain equity offerings at 107.25% of principal.

The Second Lien Notes are redeemable in whole, or in part, at our option at any time prior to November 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes prior to November 15, 2015 with the net cash proceeds from certain equity offerings at 109.125% of principal.

Also on October 2, 2012, the Company and K. Hovnanian issued $100,000,000 aggregate stated amount of 6.0% Exchangeable Note Units (the “Units”) (equivalent to 100,000 Units). Each $1,000 stated amount of Units initially consists of (1) a zero coupon Senior Exchangeable note due December 1, 2017 (a “Senior Exchangeable Note”) issued by K. Hovnanian, which bears no cash interest and has an initial principal amount of $768.51 per Senior Exchangeable Note, and that will accrete to $1,000 at maturity and (2) a Senior Amortizing note due December 1, 2017 (a “Senior Amortizing Note”) issued by K. Hovnanian, which has an initial principal amount of $231.49 per Senior Amortizing Note, bears interest at a rate of 11.0% per annum, and has a final installment payment date on December 1, 2017. Each Unit may be separated into its constituent Senior Exchangeable Note and Senior Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2013, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

On each June 1 and December 1 (each, an “installment payment date”) K. Hovnanian will pay holders of Senior Amortizing Notes equal semi-annual cash installments of $30.00 per Senior Amortizing Note (except for the June 1, 2013 installment payment, which was $39.83 per Senior Amortizing Note), which cash payment in the aggregate will be equivalent to 6.0% per year with respect to each $1,000 stated amount of Units. Each installment will constitute a payment of interest (at a rate of 11.0% per annum) and a partial repayment of principal on the Senior Amortizing Note. Following certain corporate events that occur prior to the maturity date, holders of the Senior Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Amortizing Notes.

The net proceeds of the Units offering, along with the net proceeds from the 2020 Secured Notes Offering previously discussed, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and redemption of the remaining notes that were not purchased in the tender offer as described below.

On October 2, 2012, pursuant to a cash tender offer and consent solicitation, we purchased in a fixed-price tender offer approximately $637.2 million aggregate principal amount of 10.625% Senior Secured Notes due 2016 for approximately $691.3 million, plus accrued and unpaid interest. Subsequently, all 10.625% Senior Secured Notes due 2016 that were not tendered in the tender offer (approximately $159.8 million) were redeemed for an aggregate redemption price of approximately $181.8 million. The tender offer and redemption resulted in a loss on extinguishment of debt of $87.0 million, including the write-off of unamortized discounts and fees. The loss is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

During the year ended October 31, 2012, we repurchased for cash in the open market and privately negotiated transactions $21.0 million principal amount of our 6.25% Senior Notes due 2016, $61.1 million principal amount of our 7.5% Senior Notes due 2016, $37.4 million principal amount of our 8.625% Senior Notes due 2017, and $2.0 million principal amount of our 11.875% Senior Notes due 2015. The aggregate purchase price for these repurchases was $72.2 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $48.4 million for the year ended October 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the consolidated statement of operations as “(Loss) gain on extinguishment of debt.” Certain of these repurchases were funded with the proceeds from our April 11, 2012 issuance of 25,000,000 shares of our Class A Common Stock (see Note 15 to the Consolidated Financial Statements).

In addition, during the year ended October 31, 2012, pursuant to agreements with bondholders we exchanged $7.8 million principal amount of our 6.25% Senior Notes due 2016, $4.0 million principal amount of our 7.5% Senior Notes due 2016 and $18.3 million of our outstanding 8.625% Senior Notes due 2017 for shares of our Class A Common Stock, as discussed in Notes 9 and 15 to the Consolidated Financial Statements. These transactions were treated as a substantial modification of debt, resulting in a gain on extinguishment of debt of $9.3 million for the year ended October 31, 2012. The gain is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

On September 16, 2013, K. Hovnanian issued an aggregate principal amount of $41.6 million of its 6.25% Senior Notes due 2016. The Notes were issued as additional 6.25% Senior Notes due 2016 under the indenture dated as of August 8, 2005. The net proceeds from this offering were used to fund the redemption on October 15, 2013 of all of K. Hovnanian’s outstanding 6.5% Senior Notes due 2014 and 6.375% Senior Notes due 2014 and to pay related fees and expenses.

As of October 31, 2013, we had $992.0 million of outstanding senior secured notes ($978.6 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”). As of October 31, 2013, we also had $462.6 million of outstanding senior notes ($461.2 million, net of discount), comprised of $21.4 million 6.25% Senior Notes due 2015, $172.7 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017 and $60.8 million 11.875% Senior Notes due 2015. In addition, as of October 31, 2013, we had outstanding $20.9 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units), $66.6 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $2.2 million 7.25% Senior Subordinated Amortizing Notes (issued as a component of our 7.25% Tangible Equity Units). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at October 31, 2013 (see Note 23 to the Consolidated Financial Statements). In addition, the 2021 Notes are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness with (respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes) is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in the debt instruments.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the First Lien Notes, which are described above. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2013, there were no borrowings and $25.8 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million and $29.5 million of letters of credit outstanding as of October 31, 2013 and 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2013 and 2012, the amount of cash collateral in these segregated accounts was $5.2 million and $30.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 28, 2013 to extend the maturity date to June 27, 2014, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.168% at October 31, 2013, subject to a floor of 1%, plus the applicable margin of 2.5%. Therefore, at October 31, 2013, the interest rate was 3.5%. As of October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $33.6 million.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $30.7 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through June 20, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.48% at October 31, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.4 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

Total inventory, excluding consolidated inventory not owned, increased $87.1 million during the year ended October 31, 2013.  Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $39.4 million, in the Midwest $25.0 million, in the Southeast by $12.6 million and in the Southwest by $59.2 million. This increase was partially offset by decreases in the Northeast of $46.4 million and in the West of $2.7 million. The increases were primarily attributable to new land purchases and land development during fiscal 2013, offset by home deliveries. The decreases in the Northeast and West during fiscal 2013 were due to delivering homes at a faster pace than purchasing new land to replenish our inventory. During fiscal 2013, we incurred $2.4 million in impairments, primarily in the Northeast. In addition, we wrote-off costs in the amount of $2.6 million during fiscal 2013 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2013 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $10.2 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The increase from October 31, 2012 to October 31, 2013, was primarily due to sale and leaseback of certain model homes and land banking transactions during fiscal 2013.  During fiscal 2012 and 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $47.6 million was recorded to “Consolidated inventory not owned - other options”, with a corresponding amount of $45.7 million recorded to “Liabilities from inventory not owned”. In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP (“GSO”) that continued in fiscal 2013 whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $52.4 million was recorded to “Consolidated inventory not owned - other options”, with a corresponding amount of $41.4 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.  From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2013, we had $0.8 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options”, with a corresponding amount recorded to “Liabilities from inventory not owned”.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property.  As of October 31, 2013, we have mothballed land in 50 communities. The book value associated with these communities at October 31, 2013 was $115.9 million, net of impairment charges recorded in prior periods of $431.6 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2013, we mothballed one community, re-activated three previously mothballed communities and sold one mothballed community. Our inventory representing “Land and land options held for future development or sale” at October 31, 2013, on the Consolidated Balance Sheets, increased by $6.2 million compared to October 31, 2012.  The increase was primarily due to the acquisition of new land in all segments during fiscal 2013, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast and Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $2.7 million of our total inventories at October 31, 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at October 31, 2013 compared to October 31, 2012 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2013:
Northeast	4,768	220	4,548
Mid-Atlantic	5,598	271	5,327
Midwest	4,792	605	4,187
Southeast	3,835	308	3,527
Southwest	7,060	677	6,383
West	6,044	86	5,958
Consolidated total	32,097	2,167	29,930
Unconsolidated joint ventures	2,613	225	2,388
Total including unconsolidated joint ventures	34,710	2,392	32,318
Owned	16,326	1,645	14,681
Optioned	15,523	274	15,249
Construction to permanent financing lots	248	248	-
Consolidated total	32,097	2,167	29,930
Lots controlled by unconsolidated joint ventures	2,613	225	2,388
Total including unconsolidated joint ventures	34,710	2,392	32,318

October 31, 2012:
Northeast	4,363	264	4,099
Mid-Atlantic	5,878	266	5,612
Midwest	3,204	427	2,777
Southeast	2,179	235	1,944
Southwest	5,753	506	5,247
West	6,642	191	6,451
Consolidated total	28,019	1,889	26,130
Unconsolidated joint ventures	1,774	256	1,518
Total including unconsolidated joint ventures	29,793	2,145	27,648
Owned	16,427	1,499	14,928
Optioned	11,418	216	11,202
Construction to permanent financing lots	174	174	-
Consolidated total	28,019	1,889	26,130
Lots controlled by unconsolidated joint ventures	1,774	256	1,518
Total including unconsolidated joint ventures	29,793	2,145	27,648

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. Started or completed unsold homes decreased in total, and on a per active selling community basis, from October 31, 2012 to October 31, 2013, primarily due to increased sales pace in many of our homebuilding markets. Model homes decreased in total from October 31, 2012 to October 31, 2013, primarily due to model homes that were sold to a third party in sales lease-back transactions during fiscal 2013.

	October 31, 2013			October 31, 2012
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	95	14	109	116	9	125
Mid-Atlantic	78	9	87	65	7	72
Midwest	17	8	25	19	22	41
Southeast	57	9	66	55	10	65
Southwest	346	13	359	355	19	374
West	40	8	48	39	6	45
Total	633	61	694	649	73	722
Started or completed unsold homes and models per active selling communities(1)	3.3	0.3	3.6	3.8	0.4	4.2

(1)

Active selling communities (which are communities that are open for sale with 10 or more home sites available) were 192 and 172 at October 31, 2013 and 2012, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Homebuilding restricted cash and cash equivalents decreased $31.4 million to $10.3 million at October 31, 2013 compared to October 31, 2012. The decrease was primarily related to the release of cash securitizing letters of credit as we transitioned from having letters of credit issued under our letter of credit agreements and facilities that required cash collateral to having letters of credit issued under our new Credit Facility that does not require any cash collateral. Also contributing to the decrease was a reduction in our surety bond escrow cash requirements during fiscal 2013.

Investments in and advances to unconsolidated joint ventures decreased $9.6 million during the fiscal year ended October 31, 2013. The decrease was primarily due to reduced advances at October 31, 2013 as compared to October 31, 2012. Partially offsetting this decrease was an increase related to the investment in two new homebuilding joint ventures during fiscal 2013. As of October 31, 2013, we had investments in seven homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes decreased $16.7 million from October 31, 2012 to $45.1 million at October 31, 2013. The decrease was primarily due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods. In addition, although we received reimbursements from our insurance carriers for certain warranty claims, we also increased our allowance for doubtful accounts related to certain other of our insurance receivables and other note receivables.

Property, plant and equipment decreased $2.3 million during the year ended October 31, 2013 primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2013	October 31, 2012	Dollar Change
Prepaid insurance	$3,213	$1,729	$1,484
Prepaid project costs	23,841	24,008	(167)
Net rental properties	1,975	5,430	(3,455)
Other prepaids	30,055	26,086	3,969
Other assets	267	9,441	(9,174)
Total	$59,351	$66,694	$(7,343)

Prepaid insurance increased due to premium payments made on certain liability insurance policies during fiscal 2013. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Net rental properties decreased primarily due to the sale of our last senior residential rental property during the second quarter of fiscal 2013. The remaining balance of net rental properties represents leasehold improvements for an office building that we fully sub-lease. Other prepaids increased primarily as a result of fees paid in connection with our new Credit Facility entered into during the third quarter of fiscal 2013, along with prepaid payroll taxes related to the timing of the Company’s payroll at October 31, 2013. Other assets decreased mainly due to the sale of Company-owned life insurance policies to a third party during fiscal 2013 for approximately book value.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale, of which $109.7 million and $115.0 million at October 31, 2013 and October 31, 2012, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2012 was primarily related to the timing of loans closed during fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Financial Services – Other assets decreased $6.0 million to $4.3 million at October 31, 2013 compared to October 31, 2012. The decrease is related to the closing of mortgages in the first quarter of fiscal 2013, which were funded in the fourth quarter of fiscal 2012, in anticipation of home closings on the last days of October 2012 that did not occur until early November, due to weather-related delays from Hurricane Sandy.

 Nonrecourse mortgages were $62.9 million at October 31, 2013 and $38.3 million at October 31, 2012. The increase was primarily due to new mortgages for communities in the Northeast, the Mid-Atlantic, the Midwest, the Southwest and the West obtained during fiscal 2013, along with increased borrowings on certain of our existing non-recourse mortgages. Offsetting the increase was a decrease related to a property in the Mid-Atlantic, which we had previously acquired when our partner in a land development joint venture transferred its interest in the venture to us, that was foreclosed on in fiscal 2013. As a result, the non-recourse liability of $9.5 million and corresponding inventory balance were taken off our balance sheet for the second quarter of fiscal 2013. Also offsetting the increase during the period were principal payments made on certain of our existing non-recourse mortgages.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2013	October 31, 2012	Dollar Change
Accounts payable	$98,585	$89,310	$9,275
Reserves	136,029	129,025	7,004
Accrued expenses	26,454	29,969	(3,515)
Accrued compensation	39,704	26,625	13,079
Other liabilities	6,992	21,581	(14,589)
Total	$307,764	$296,510	$11,254

The increase in accounts payable was primarily due to the higher volume of deliveries in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012, along with a change in the scheduled timing of certain of our monthly payments. Reserves increased during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses is primarily due to decreases in property tax accruals and amortization of abandoned lease space accruals. The increase in accrued compensation is primarily due to increased bonus accruals as profitability increased in many of our markets, as well as for the consolidated Company, in fiscal 2013. Other liabilities decreased primarily due to installment payments made to a former joint venture partner for the buy-out of their share of the joint venture during fiscal 2012.

Customer deposits increased to $30.1 million at October 31, 2013 from $23.8 million at October 31, 2012. This increase is primarily attributable to the increase in backlog as of October 31, 2013.

Liabilities from inventory not owned increased $10.1 million to $87.9 million at October 31, 2013 from $77.8 million at October 31, 2012. The increase is primarily due to the model home and land banking programs described above with the change in inventory not owned discussion.

Financial Services - Accounts payable and other liabilities decreased $4.7 million to $32.9 million at October 31, 2013. The decrease primarily related to the decrease in restricted cash in our title company during the period, due to a decrease in the volume and timing of home closings during the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Financial Services - Mortgage warehouse lines of credit decreased $15.8 million from $107.5 million at October 31, 2012, to $91.7 million at October 31, 2013. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period, along with the decrease in financial services other assets, discussed above.

Accrued interest increased $8.1 million to $28.3 million at October 31, 2013 as compared to October 31, 2012. This increase is due to the timing of semi-annual interest payments on our bonds.

Income taxes payable of $6.9 million at October 31, 2012 decreased $3.6 million during the year ended October 31, 2013 to $3.3 million primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service during the first quarter of fiscal 2013, offset by state tax expense.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Homebuilding:
Sale of homes	$378,747	$333,106	$(255,025)
Land sales	(14,077)	5,043	19,925
Other revenues	(7,762)	3,043	657
Financial services	8,992	9,254	(2,492)
Total change	$365,900	$350,446	$(236,935)
Total revenues percent change	24.6%	30.9%	(17.3)%

Homebuilding

Sale of homes revenues increased $378.7 million, or 26.9%, for the year ended October 31, 2013, increased $333.1 million, or 31.1%, for the year ended October 31, 2012 and decreased $255.0 million, or 19.2%, for the year ended October 31, 2011. The increased revenues in fiscal 2013 were primarily due to the number of home deliveries increasing 12.6% and the average price per home increasing to $338,839 from $300,595 in fiscal 2012. The increased revenues in fiscal 2012 were primarily due to the number of home deliveries increasing 22.0% and the average price per home increasing to $300,595 from $279,873 in 2011. The decreased revenues in fiscal 2011 were primarily due to the number of home deliveries declining 19.0% and the decrease in average price per home. The fluctuations in average prices were a result of the geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013 and 2012, we were able to raise prices in a number of our communities. For information on land sales, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Northeast:
Housing revenues	$279,695	$218,396	$179,866
Homes delivered	617	505	399
Average price	$453,314	$432,467	$450,792
Mid-Atlantic:
Housing revenues	$288,323	$268,880	$199,061
Homes delivered	623	649	524
Average price	$462,798	$414,299	$379,887
Midwest:
Housing revenues	$162,758	$106,539	$70,465
Homes delivered	657	477	360
Average price	$247,730	$223,352	$195,736
Southeast:
Housing revenues	$146,264	$113,347	$79,146
Homes delivered	535	482	339
Average price	$273,391	$235,160	$233,469
Southwest:
Housing revenues	$684,258	$515,757	$418,631
Homes delivered	2,331	2,003	1,726
Average price	$293,547	$257,492	$242,544
West:
Housing revenues	$223,029	$182,661	$125,305
Homes delivered	503	560	484
Average price	$443,398	$326,180	$258,895
Consolidated total:
Housing revenues	$1,784,327	$1,405,580	$1,072,474
Homes delivered	5,266	4,676	3,832
Average price	$338,839	$300,595	$279,873
Unconsolidated joint ventures:
Housing revenues	$306,174	$320,657	$172,343
Homes delivered	664	680	384
Average price	$461,105	$471,554	$448,810
Total including unconsolidated joint ventures:
Housing revenues	$2,090,501	$1,726,237	$1,244,817
Homes delivered	5,930	5,356	4,216
Average price	$352,530	$322,300	$295,260

The increase in housing revenues and deliveries during year ended October 31, 2013, as compared to year ended October 31, 2012, was primarily attributed to market improvements demonstrated by an increase in sales pace per community from 28.1 to 30.7 for fiscal 2012 and 2013, respectively. Housing revenues and average sales prices in 2013 increased in all of our homebuilding segments combined by 26.9% and 12.7%, respectively. In our homebuilding segments, homes delivered increased in fiscal 2013 as compared to fiscal 2012 by 22.2%, 37.7%, 11.0%, and 16.4%, in the Northeast, Midwest, Southeast, and Southwest, respectively, and decreased by 4.0% and 10.2% in the Mid-Atlantic and West, respectively.

The increase in housing revenues and deliveries during the year ended October 31, 2012, as compared to year ended October 31, 2011, was primarily attributed to market improvements demonstrated by an increase in sales pace per community from 21.3 to 28.1 for fiscal 2011 and 2012, respectively. Housing revenues and average sales prices in 2012 increased in all of our homebuilding segments combined by 31.1% and 7.4%, respectively. In our homebuilding segments, homes delivered increased in fiscal 2012 as compared to fiscal 2011 by 26.6%, 23.9%, 32.5%, 42.2%, 16.0% and 15.7% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2013, 2012 and 2011 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Housing revenues:
Northeast	$105,914	$66,447	$53,099	$54,234
Mid-Atlantic	89,048	89,123	57,706	52,447
Midwest	53,313	37,918	39,356	32,172
Southeast	45,276	35,265	37,119	28,605
Southwest	220,948	181,593	160,988	120,728
West	63,595	52,030	61,308	46,095
Consolidated total	$578,094	$462,376	$409,576	$334,281
Sales contracts (net of cancellations):
Northeast	$68,499	$69,118	$86,311	$45,356
Mid-Atlantic	71,797	79,104	89,896	69,922
Midwest	59,808	57,066	60,898	39,988
Southeast	42,901	54,581	51,479	33,263
Southwest	149,594	195,403	235,517	159,269
West	50,747	39,322	55,461	49,148
Consolidated total	$443,346	$494,594	$579,562	$396,946

	Quarter Ended
(In thousands)	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Housing revenues:
Northeast	$71,675	$63,811	$49,834	$33,077
Mid-Atlantic	76,259	75,075	64,432	53,113
Midwest	36,579	28,213	23,590	18,157
Southeast	47,328	24,432	21,462	20,125
Southwest	170,913	139,407	114,284	91,153
West	66,521	40,543	38,892	36,705
Consolidated total	$469,275	$371,481	$312,494	$252,330
Sales contracts (net of cancellations):
Northeast	$68,779	$54,575	$54,887	$28,198
Mid-Atlantic	63,208	55,399	82,121	49,622
Midwest	40,446	43,100	45,431	28,408
Southeast	43,624	38,562	39,305	24,471
Southwest	153,700	166,120	166,529	103,860
West	71,108	65,640	61,670	30,206
Consolidated total	$440,865	$423,396	$449,943	$264,765

	Quarter Ended
(In thousands)	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Housing revenues:
Northeast	$57,014	$43,443	$36,126	$43,284
Mid-Atlantic	49,050	57,104	46,643	46,263
Midwest	21,249	17,716	17,466	14,034
Southeast	29,064	17,894	16,684	15,504
Southwest	126,204	107,861	97,339	87,227
West	30,555	32,461	32,716	29,573
Consolidated total	$313,136	$276,479	$246,974	$235,885
Sales contracts (net of cancellations):
Northeast	$40,014	$56,427	$57,394	$37,435
Mid-Atlantic	56,269	73,986	55,874	52,013
Midwest	20,863	21,273	20,521	12,331
Southeast	20,775	28,301	23,345	15,640
Southwest	101,549	113,370	104,010	85,787
West	38,953	38,950	32,423	22,282
Consolidated total	$278,423	$332,307	$293,567	$225,488

Contracts per average active selling community in fiscal 2013 were 30.7 compared to fiscal 2012 of 28.1. Our reported level of sales contracts (net of cancellations) has been impacted by the increase in the pace of sales in all of the Company’s segments, due to improved market conditions and lower interest rates on mortgages during fiscal 2013. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2013	2012	2011	2010	2009
First	16%	21%	22%	21%	31%
Second	15%	16%	20%	17%	24%
Third	17%	20%	18%	23%	23%
Fourth	23%	23%	21%	24%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2013	2012	2011	2010	2009
First	12%	18%	18%	13%	22%
Second	15%	21%	22%	17%	31%
Third	12%	18%	20%	15%	23%
Fourth	14%	18%	18%	25%	20%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007 and continuing through fiscal 2009, we started experiencing higher than normal numbers of cancellations later in the construction process. These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. Our cancellations as a percentage of beginning backlog for fiscal 2013 were lower than what we believe to be normalized levels for the fourth quarter of 2013. Our cancellation rate based on gross sales contracts for fiscal 2013 was more typical of what we believe to be more normalized levels, except for the fourth quarter of fiscal 2013, which increased in conjunction with the slowdown in sales during August and September 2013. However, in October and November 2013, sales returned to prior year levels. It is difficult to predict what cancellation rates will be in the future.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars In thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Northeast:
Total contract backlog	$105,006	$115,416	$108,645
Number of homes	220	264	265
Mid-Atlantic:
Total contract backlog	$141,168	$118,773	$137,303
Number of homes	271	266	325
Midwest:
Total contract backlog	$150,716	$95,716	$44,870
Number of homes	605	427	226
Southeast:
Total contract backlog	$98,656	$62,696	$30,080
Number of homes	308	235	124
Southwest:
Total contract backlog	$216,367	$160,840	$86,388
Number of homes	677	506	331
West:
Total contract backlog	$50,526	$78,877	$32,914
Number of homes	86	191	116
Totals:
Total consolidated contract backlog	$762,439	$632,318	$440,200
Number of homes	2,167	1,889	1,387

  Our net contracts for the full years of fiscal 2013 and 2012, excluding unconsolidated joint ventures, increased 7.9% and increased 27.7%, respectively, as compared to the prior fiscal year. In the month of November 2013, excluding unconsolidated joint ventures, we signed an additional 345 net contracts amounting to $133.5 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Sale of homes	$1,784,327	$1,405,580	$1,072,474
Cost of sales, net of impairment reversals and excluding interest expense	1,426,032	1,155,643	905,253
Homebuilding gross margin, before cost of sales interest expense and land charges	358,295	249,937	167,221
Cost of sales interest expense, excluding land sales interest expense	51,939	48,843	57,016
Homebuilding gross margin, after cost of sales interest expense, before land charges	306,356	201,094	110,205
Land charges	4,965	12,530	101,749
Homebuilding gross margin, after cost of sales interest expense and land charges	$301,391	$188,564	$8,456
Gross margin percentage, before cost of sales interest expense and land charges	20.1%	17.8%	15.6%
Gross margin percentage, after cost of sales interest expense, before land charges	17.2%	14.3%	10.3%
Gross margin percentage after cost of sales interest expense and land charges	16.9%	13.4%	0.8%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011
Sale of homes	100%	100%	100%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.0%	71.1%	71.9%
Commissions	3.3%	3.4%	3.5%
Financing concessions	1.4%	1.7%	2.0%
Overheads	5.2%	6.0%	7.0%
Total cost of sales, before interest expense and land charges	79.9%	82.2%	84.4%
Gross margin percentage, before cost of sales interest expense and land charges	20.1%	17.8%	15.6%
Cost of sales interest	2.9%	3.5%	5.3%
Gross margin percentage, after cost of sales interest expense and before land charges	17.2%	14.3%	10.3%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margin percentage, before interest expense and land impairment and option write off charges, increased to 20.1% for the year ended October 31, 2013, compared to 17.8% for the same period last year. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered during the year ended October 31, 2013 compared to the prior year. This mix change is a result of delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn. In addition, during fiscal 2013 and 2012 we saw an increase in the pace of sales in some of our markets and, as a result, in a majority of communities we were able to increase base prices and increase lot premiums. For the years ended October 31, 2013, 2012 and 2011, gross margin was favorably impacted by the reversal of prior period inventory impairments of $60.5 million, $75.7 million and $91.8 million, respectively, which represented 3.4%, 5.4% and 8.6%, respectively, of “Sale of homes” revenue. During fiscal 2011, there was a declining pace of sales in our markets which led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we increased incentives, reduced lot location premiums, and lowered some base prices, all of which significantly impacted our margins and resulted in significant inventory impairments.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $5.0 million, $12.5 million, and $101.7 million during the years ended October 31, 2013, 2012, and 2011, respectively, to their estimated fair value. See “Note 13 to the Consolidated Financial Statements” for an additional discussion. During the years ended October 31, 2013, 2012, and 2011, we wrote-off residential land options and approval and engineering costs totaling $2.6 million, $2.7 million, and $24.3 million, respectively, which are included in the total land charges mentioned above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in all of our segments in fiscal 2011 and 2012 and all segments except the West in 2013. The inventory impairments amounted to $2.4 million, $9.8 million, and $77.5 million for the years ending October 31, 2013, 2012 and 2011, respectively. In fiscal 2013 and 2012, inventory impairments were lower than they had been in several years as we began to see some stabilization in the prices and sales pace in some of our segments as reflected by the overall improvement of the housing industry. In fiscal 2011, the majority of the impairments were in the Northeast and West segments.  Impairments in the Northeast were primarily due to increased weakness in the market, primarily in Northern New Jersey and communities now classified as held for sale or sold and thus adjusted to fair value.  In the West, where we had significant competition from foreclosures, we had reduced prices in order to maintain sales pace.  This was especially true in some of the more fringe markets in our West segment.  It is difficult to predict if this trend will continue, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2013. In 2013, we walked away from 9.4% of all the lots we controlled under option contracts. The remaining 90.6% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2013:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots(1)	Walk-Away Lots as a % of Total Option Lots
Northeast	$0.7	642	39.8%	3,319	19.3%
Mid-Atlantic	0.1	280	17.4%	3,245	8.6%
Midwest	0.2	161	10.0%	2,109	7.6%
Southeast	0.2	192	11.9%	2,672	7.2%
Southwest	1.4	336	20.9%	5,059	6.6%
West	-	-	0%	730	0%
Total	$2.6	1,611	100.0%	17,134	9.4%

(1)	Includes lots optioned at October 31, 2013 and lots optioned that the Company walked away from in the year ended October 31, 2013.

We can incur costs while investigating land options, whereby we decided not to pursue the opportunity before we control the lots. These costs are expensed in the period we decided to no longer pursue the opportunity. For the year ended October 31, 2013, such costs were not significant and are therefore not shown in the tables above. In addition, we sometimes walk-away from a lot option when we have only incurred costs of less than $50,000, such costs are not shown in the tables above.

The following table represents impairments by segment for the year ended October 31, 2013:

(In millions)	Dollar Amount of Impairment	% of Impairments (2)	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$2.4	100.0%	$7.7	31.2%
Mid-Atlantic	-	0%	0.1	0%
Midwest	-	0%	-	0%
Southeast	-	0%	0.4	0%
Southwest	-	0%	-	0%
West	-	0%	-	0%
Total	$2.4	100.0%	$8.2	29.3

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During the year ended October 31, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Land and lot sales	$17,711	$31,788	$26,745
Cost of sales, net of impairment reversals and excluding interest	16,012	24,158	8,648
Land and lot sales gross margin, excluding interest	1,699	7,630	18,097
Land sales interest expense	291	5,695	17,660
Land and lot sales gross margin, including interest	$1,408	$1,935	$437

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.  There were 14 land sales in the year ended October 31, 2013, compared to 16 in the same period of the prior year, which resulted in a decrease of $14.1 million in land sales revenue. There were 11 land sales in the year ended October 31, 2011, which resulted in an increase of $5.0 million in land sales revenue in fiscal 2012.

Land sales and other revenues decreased $21.8 million and increased $8.1 million for the years ended October 31, 2013 and 2012 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways, and miscellaneous one-time receipts. The decrease for the year ended October 31, 2013, compared to the year ended October 31, 2012, was mainly due to the decrease in land sales discussed above, a $3.0 million decrease in interest income recognized from a note receivable, as well as minor fluctuations spread across the various components of other revenues. The primary reason for the increase in land sales and other revenues for fiscal 2012 was due to the increase in land sales mentioned above, along with a $1.0 million increase in interest income recognized from a note receivable. The remaining increase relates to minor fluctuations among the various components of other revenues.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $23.7 million to $165.8 million for the year ended October 31, 2013 as compared to the year ended October 31, 2012. This increase was due to higher insurance costs and construction defect reserves and additional reserves for a receivable from an insurance provider and a receivable related to a prior year land sale. However, these expenses increased by less than the increase in revenues. Therefore, SGA expenses as a percentage of homebuilding revenues improved to 9.2% for the year ended October 31, 2013 compared to 9.8% for the year ended October 31, 2012. SGA decreased to $142.1 million for the year ended October 31, 2012 from $161.5 million for the year ended October 31, 2011. These decreases in SGA expenses were the result of reduced costs through administrative consolidation and other cost saving measures.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2013	Variance 2013 Compared to 2012	2012	Variance 2012 Compared to 2011	2011
Northeast
Homebuilding revenue	$282,855	$49,529	$233,326	$31,342	$201,984
Income (loss) before income taxes	$1,519	$6,202	$(4,683)	$94,593	$(99,276)
Homes delivered	617	112	505	106	399
Average sales price	$453,314	$20,847	$432,467	$(18,325)	$450,792
Mid-Atlantic
Homebuilding revenue	$289,303	$16,223	$273,080	$73,364	$199,716
Income (loss) before income taxes	$24,388	$7,126	$17,262	$34,548	$(17,286)
Homes delivered	623	(26)	649	125	524
Average sales price	$462,798	$48,499	$414,299	$34,412	$379,887
Midwest
Homebuilding revenue	$163,485	$56,766	$106,719	$36,152	$70,567
Income (loss) before income taxes	$12,270	$12,017	$253	$9,230	$(8,977)
Homes delivered	657	180	477	117	360
Average sales price	$247,730	$24,378	$223,352	$27,616	$195,736
Southeast
Homebuilding revenue	$147,570	$18,886	$128,684	$49,231	$79,453
Income (loss) before income taxes	$6,455	$11,283	$(4,828)	$7,046	$(11,874)
Homes delivered	535	53	482	143	339
Average sales price	$273,391	$38,231	$235,160	$1,691	$233,469
Southwest
Homebuilding revenue	$697,358	$178,427	$518,931	$93,779	$425,152
Income before income taxes	$76,459	$34,281	$42,178	$12,862	$29,316
Homes delivered	2,331	328	2,003	277	1,726
Average sales price	$293,547	$36,055	$257,492	$14,948	$242,544
West
Homebuilding revenue	$223,086	$37,235	$185,851	$57,193	$128,658
Income (loss) before income taxes	$14,398	$17,575	$(3,177)	$37,422	$(40,599)
Homes delivered	503	(57)	560	76	484
Average sales price	$443,398	$117,218	$326,180	$67,285	$258,895

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 21.2% in 2013 compared to 2012 primarily due to a 22.2% increase in homes delivered and a 4.8% increase in average selling price, offset by an $11.8 million decrease in land sales and other revenue. The increase in average sales prices was the result of the mix of communities delivering in fiscal 2013 compared to 2012. Income before income taxes increased $6.2 million, compared to a loss before income taxes in the prior year, to a profit of $1.5 million, which was mainly due to the increase in homebuilding revenues discussed above, a decrease of $0.4 million in inventory impairment and land option write-offs and an increase in gross margin percentage before interest expense for fiscal 2013 compared to fiscal 2012.

Homebuilding revenues increased 15.5% in 2012 compared to 2011 primarily due to a 26.6% increase in homes delivered partially offset by a 4.1% decrease in average selling price. The decrease in average sales prices was the result of the mix of communities delivering in fiscal 2012 compared to 2011. Loss before income taxes decreased $94.6 million to a loss of $4.7 million, which was mainly due to a decrease of $64.8 million in inventory impairment and land option write-offs.  In addition, selling, general and administrative costs decreased $7.1 million due to decreased salaries from headcount reductions and other overhead cost savings, as well as the increase in gross margin percentage before interest expense for fiscal 2012 compared to fiscal 2011.

Mid-Atlantic – Homebuilding revenues increased 5.9% in 2013 compared to 2012 primarily due to an 11.7% increase in average selling price, offset by a 4.0% decrease in homes delivered. The increase in average sales price was due to the mix of communities that delivered in 2013 compared to 2012. Income before income taxes increased $7.1 million to $24.4 million, due mainly to a decrease of $0.9 million in inventory impairment and land option write-offs, an increase of $3.7 million from income from unconsolidated joint ventures and the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was relatively flat for the fiscal year 2013 compared to fiscal year 2012.

Homebuilding revenues increased 36.7% in 2012 compared to 2011 primarily due to a 23.9% increase in homes delivered, a 9.1% increase in average selling price and a $3.5 million increase in land sales and other revenue.  The increase in average sales price is due to the mix of communities that delivered in 2012 compared to 2011. Loss before income taxes decreased $34.6 million to a profit of $17.3 million, due mainly to a decrease of $8.5 million in inventory impairment and land option write-offs and a $5.4 million decrease in selling, general and administrative costs. Additionally, the gross margin percentage before interest expense was relatively flat for the fiscal year 2012 compared to fiscal year 2011.

Midwest – Homebuilding revenues increased 53.2% in 2013 compared to 2012.  The increase was primarily due to a 37.7% increase in homes delivered and a 10.9% increase in average sales price. Income before income taxes increased $12.0 million to $12.3 million.  The increase in income was primarily due to the increase in homebuilding revenues discussed above, a decrease of $1.6 million in inventory impairment and land option write-offs, and an increase in gross margin percentage before interest expense.

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

Southeast – Homebuilding revenues increased 14.7% in 2013 compared to 2012.  The increase was primarily due to an 11.0% increase in homes delivered and a 16.3% increase in average sales price. Loss before income taxes decreased by $11.3 million to a profit of $6.5 million due to the increase in homebuilding revenues discussed above, a decrease of $3.3 million in inventory impairment and land option write-offs, a $2.5 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense.

Homebuilding revenues increased 62.0% in 2012 compared to 2011.  The increase was primarily due to a 42.2% increase in homes delivered, a 0.7% increase in average sales price and a $15.0 million increase in land sales and other revenue.  Loss before income taxes decreased $7.1 million to a loss of $4.8 million due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

Southwest – Homebuilding revenues increased 34.4% in 2013 compared to 2012 primarily due to a 16.4% increase in homes delivered, 14.0% increase in average sales price and a $9.9 million increase in land sales and other revenue. The increase in average sales price was due to the mix of communities that delivered in 2013 compared to 2012. Income before income taxes increased $34.3 million to $76.5 million in 2013 mainly due to the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense for fiscal year 2013 increased compared to fiscal year 2012.

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

West – Homebuilding revenues increased 20.0% in 2013 compared to 2012 primarily due to a 35.9% increase in average sales price, partially offset by a 10.2% decrease in homes delivered, which was due to the different mix of communities delivered in fiscal 2013 compared to fiscal 2012. Loss before income taxes decreased $17.6 million to a profit of $14.4 million in 2013 due mainly to a $2.3 million decrease in inventory impairment and land option write offs, and the increase in homebuilding revenues discussed above. In addition, there was a significant increase in gross margin percentage before interest expense.

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

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2013, 2012 and 2011, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 32.7%, 41.7%, and 47.2%, respectively, of our total loans. While the origination of FHA/VA loans have decreased over the last three fiscal years, our conforming conventional loan originations as a percentage of our total loans increased from 47.1% for fiscal 2011 to 53.7% for fiscal 2012 and to 62.7% for fiscal 2013. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2013, 2012, and 2011, financial services provided an $18.7 million, $15.1 million and $8.1 million pretax profit, respectively. In fiscal 2013, financial services revenues increased $9.0 million to $47.7 million compared to fiscal 2012 due to increases in the number of mortgage settlements and the average price of the loans settled. In fiscal 2012, financial services revenue increased $9.3 million to $38.7 million compared to fiscal 2011 due to increases in the number of mortgage settlements and the average price of loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 71%, 76%, and 77% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2013, 2012, and 2011, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses increased $6.1 million for the year ended October 31, 2013 compared to the year ended October 31, 2012, and declined $1.7 million for the year ended October 31, 2012 compared to the year ended October 31, 2011. The increase in expenses for fiscal 2013 was due to increased total compensation as a result of a slight increase in headcount, additional amounts accrued for bonuses as a result of improved operating performance, including achieving profitability for fiscal 2013, and additional professional services for various corporate operations. The decrease in expenses in fiscal 2012 was due to the decrease in depreciation expense from capitalized software costs becoming fully depreciated coupled with no new significant additions of depreciable assets, and a continued effort to tighten variable spending.

Other Interest

Other interest decreased $6.6 million to $91.3 million for the year ended October 31, 2013 compared to October 31, 2012. For fiscal 2012, other interest increased $0.7 million to $97.9 million compared to October 31, 2011. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2013, our interest incurred decreased compared to the prior year due to the lower effective interest rates on our outstanding debt and lower overall balance of our outstanding debt, which resulted in less interest that was required to be directly expensed. For the 2012 and 2011 fiscal years, other interest was relatively flat.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Compared to the previous year, other operations decreased $3.4 million to $0.8 million for the year ended October 31, 2013, and decreased $0.6 million to $4.2 million for the year ended October 31, 2012. The decrease in expenses from October 31, 2013 compared to October 31, 2012 was due mainly to the $4.7 million of costs incurred from the debt exchange completed in fiscal 2012 discussed above under “Capital Resources and Liquidity” and also the gain recognized from the sale of one of our senior rental residential properties in 2013, partially offset by the loss of related rental income in fiscal 2013. Due to the then existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60 and because the holders of the senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, this debt exchange was accounted for as a troubled debt restructuring, which required any costs incurred associated with the exchange to be expensed as incurred. The decrease in other operations from October 31, 2011 to October 31, 2012 was primarily due to the gain recognized from the sale of one of our senior residential properties partially offset by the cost incurred from the debt exchange on November 1, 2011 previously discussed.

(Loss) Gain on Extinguishment of Debt

During the year ended October 31, 2013, our loss on extinguishment of debt decreased $28.3 million to $0.8 million. In the fourth quarter of 2013, K. Hovnanian issued an aggregate principal amount of $41.6 million of its 6.25% Senior Notes due 2016. The Notes were issued as additional 6.25% Senior Notes due 2016 under the indenture dated as of August 8, 2005. The net proceeds from this offering were used to fund the redemption on October 15, 2013 of all of K. Hovnanian’s outstanding 6.5% Senior Notes due 2014 and 6.375% Senior Notes due 2014 and to pay related fees and expenses. These transactions resulted in a write-off of prepaid fees and a make whole true-up, totaling $0.8 million. During the year ended October 31, 2012, our loss on extinguishment of debt was $29.1 million. During 2012, we repurchased for cash in the open market and privately negotiated transactions a total of $121.4 million principal amount of various issues of our unsecured notes for an aggregate purchase price of $72.2 million, plus accrued and unpaid interest. We recognized a gain of $48.4 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. In addition, we exchanged a total of $33.2 million aggregate principal amount of various issuances of our outstanding senior notes senior and our 12.072% senior subordinated amortizing notes for Class A Common Stock. These transactions resulted in a gain on extinguishment of debt of $9.5 million. We also repurchased in a tender offer our 10.625% senior secured notes due 2016 and satisfied and discharged the indenture under which such notes were issued (calling the remaining notes for redemption). We paid a premium, incurred fees and wrote off discounts and prepaid costs that were amortizing over the terms of the 10.625% senior secured notes, resulting in a loss on extinguishment of debt of $87.0 million.

During the year ended October 31, 2011, our gain on extinguishment of debt was $7.5 million. In February of 2011, we purchased a portion of our subordinated notes ($97.9 million face for $98.6 million cash in a tender offer), and redeemed early the remainder of those notes ($57.8 million in debt for $58.1 million cash). In both transactions, we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of the notes. On June 3, 2011, we redeemed early the remainder of certain of our senior secured notes. These transactions resulted in a loss of $3.1 million during the year ended October 31, 2011. Offsetting this loss was a gain of $10.6 million on open market repurchases during the fourth quarter of fiscal 2011. In the fourth quarter of fiscal 2011, we repurchased in the open market a total of $25.6 million principal amount of various issues of our unsecured senior notes due 2014 through 2015 for an aggregate purchase price of $14.0 million, plus accrued and unpaid interest. The net gain of $7.5 million for the year ended October 31, 2011, is net of the write-offs of unamortized discounts and fees, related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.

Income (Loss) From Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of the joint ventures. Income from unconsolidated joint ventures increased $6.6 million for the year ended October 31, 2013. Income was $12.0 million for the year ended October 31, 2013, compared $5.4 million for the year ended October 31, 2012. The increase in income was due to certain of our homebuilding joint ventures delivering more homes and reporting increased profits in fiscal 2013. In addition, we recognized a higher profit from one of our land development joint ventures during fiscal 2013, which had a larger land sale in the current fiscal year compared to the prior fiscal year. Income from unconsolidated joint ventures increased $14.4 million to $5.4 million for the year ended October 31, 2012 compared to a loss of $9.0 million for the year ended October 31, 2011. The decrease in loss to income was due to five of our homebuilding joint ventures, which reported losses in fiscal 2011, delivering more homes and reporting profits or a decreased loss in fiscal 2012. In addition, we recognized profit from one of our land development joint ventures during fiscal 2012, which did not have any activity in the prior year.

Total Taxes

The total income tax benefit of $9.4 million recognized for the year ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit was $35.1 million for the year ended October 31, 2012 primarily due to the elimination of reserves for uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company, offset slightly by state tax expenses. The total income tax benefit was $5.5 million for the year ended October 31, 2011 primarily due to a decrease in tax reserves for uncertain tax positions.

 Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of October 31, 2013. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Our valuation allowance for deferred taxes amounted to $927.1 million and $937.9 million at October 31, 2013 and October 31, 2012, respectively. The valuation allowance decreased during the year ended October 31, 2013 primarily due to a decrease in deferred tax assets as a result of generating a profit before income taxes for fiscal 2013.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2013, we had $79.3 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $1.1 billion. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2013. There were no specific performance option contracts as of October 31, 2013.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(2)(3)	$2,171,814	$116,916	$549,377	$362,060	$1,143,461
Operating leases	33,036	10,631	16,862	4,105	1,438
Total	$2,204,850	$127,547	$566,239	$366,165	$1,144,899

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $2.3 million recorded for financial reporting purposes as of October 31, 2013 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes, and other notes payable and related interest payments for the life of such debt of $609.9 million.

(3)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity”. Also does not include our $75.0 million revolving Credit Facility because there were no borrowings outstanding (there were issued $25.8 million of letters of credit) under such facility as of October 31, 2013.

 We had outstanding letters of credit and performance bonds of approximately $30.9 million and $242.0 million, respectively, at October 31, 2013, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.8% of our homebuilding cost of sales.

 Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward- Looking Statements” within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of the sustained homebuilding downturn;

●	Adverse weather and other environmental conditions and natural disasters;

●	Changes in market conditions and seasonality of the Company’s business;

●	Changes in home prices and sales activity in the markets where the Company builds homes;

●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws, and the environment;

●	Fluctuations in interest rates and the availability of mortgage financing;

●	Shortages in, and price fluctuations of, raw materials and labor;

●	The availability and cost of suitable land and improved lots;

●	Levels of competition;

●	Availability of financing to the Company;

●	Utility shortages and outages or rate fluctuations;

●	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;

●	The Company's sources of liquidity;

●	Changes in credit ratings;

●	Availability of net operating loss carryforwards;

●	Operations through joint ventures with third parties;

●	Product liability litigation, warranty claims and claims made by mortgage investors;

●	Successful identification and integration of acquisitions;

●	Changes in tax laws affecting the after-tax costs of owning a home;

●	Significant influence of the Company’s controlling stockholders; and

●	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2013 and 2012, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2013 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	FV at 10/31/13
Long term debt(1):	$69,978	$87,685	$265,272	$127,662	$4,311	$1,069,925	$1,624,833	$1,693,318
Fixed rate
Weighted average interest rate	6.19%	10.39%	6.75%	8.70%	9.62%	7.00%	7.24%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75 million revolving Credit Facility under which there were no borrowings outstanding and $25.8 million of letters of credit issued as of October 31, 2013.

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 63.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2013. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2013 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2013 of the Company and our report dated December 20, 2013 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 20, 2013

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 11, 2014, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	56	Chairman of the Board, Chief Executive Officer, President, and Director of the Company	1979
Thomas J. Pellerito	66	Chief Operating Officer	2001
J. Larry Sorsby	58	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	43	Vice President, Chief Accounting Officer and Corporate Controller	2004
David G. Valiaveedan	46	Vice President Finance and Treasurer	2005

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 11, 2014.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 11, 2014.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 11, 2014.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 11, 2014.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant.(5)
3(b)	Restated Bylaws of the Registrant.(24)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(13)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
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
4(g)

Eleventh Supplemental Indenture dated as of September 16, 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., and the other guarantors named therein and Deutsche Bank National Trust Company, as trustee, including form of 6.25% Senior Notes due 2016. (15)

4(h)

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

Indenture dated as of November 30, 2004, relating to 6.25% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6.25% Senior Notes due 2015.(6)

4(o)

Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee including form of 6.25% Senior Notes due 2016.(7)

4(p)

Indenture dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 7.25% Senior Secured First Lien Note due 2020.(14)

4(q)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)
4(r)

Senior Notes Supplemental Indenture, dated as of February 14, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein with Wilmington Trust Company, as Trustee, including form of Senior Note.(10)

4(s)

Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)

4(t)

Amortizing Notes Supplemental Indenture, dated as of February 9, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including form of Amortizing Note.(10)

4(u)

Purchase Contract Agreement, dated as of February 9, 2011, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee under the Amortizing Notes Indenture, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time, including form of Unit and form of Purchase Contract.(10)

4(v)

Indenture dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 9.125% Senior Secured Second Lien Note due 2020.(14)

4(w)

Eighth Supplemental Indenture dated as of April 21, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Deutsche Bank National Trust Company (as successor trustee), as trustee, relating to 8.625% Senior Notes due 2017.(9)

4(x)

Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(y)

Supplemental Indenture dated as of November 1, 2011, relating to the 11.875% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., as guarantor, the other guarantors named therein and Wilmington Trust Company, as Trustee.(4)

4(z)

Units Agreement, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Units Agent, including form of Unit, component amortizing notes and component exchangeable notes.(14)

4(aa)

Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note. (14)

4(bb)

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

10(h)	First Lien Pledge Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(i)	First Lien Security Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(j)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian. (32)
10(k)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(l)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(m)*	1983 Stock Option Plan (as amended and restated).(17)
10(n)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(o)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(p)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (32)
10(q)*	Amended and Restated Senior Executive Short-Term Incentive Plan.(26)
10(r)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (28)
10(s)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(t)*	Form of Hovnanian Deferred Share Policy.(8)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Incentive Stock Option Agreement.(8)
10(w)*	Form of Stock Option Agreement for Directors.(8)
10(x)*	Form of Restricted Share Unit Agreement.(8)
10(y)*	Form of Incentive Stock Option Agreement.(27)
10(z)*	Form of Restricted Share Unit Agreement.(27)
10(aa)*	Form of Performance Vesting Incentive Stock Option Agreement.(27)
10(bb)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(27)
10(cc)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(dd)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(23)
10(ee)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(23)
10(ff)*	Form of Change in Control Severance Protection Agreement entered into with each of Brad G. O’Connor and David G. Valiaveedan.(29)
10(gg)*	2012 Hovnanian Enterprises, Inc. Stock Incentive Plan. (30)
10(hh)*	Form of Amendment to Outstanding Stock Option Grants.(31)
10(ii)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby. (31)
10(jj)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(31)
10(kk)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(31)
10(ll)*	Form of Incentive Stock Option Agreement (2012).(32)
10(mm)*	Form of Restricted Share Unit Agreement (2012).(32)
10(nn)*	Form of Stock Option Agreement (2012) for Directors.(32)
10(oo)*	Form of Restricted Share Unit Agreement (2012) for Directors.(32)
10(pp)*	Form of 2013 Long-Term Incentive Program Award. (33)
10(qq)*	Form of 2013 Incentive Stock Option Agreement – Performance Option Grant (Class A shares). (34)
10(rr)*	Form of 2013 Non-Qualified Stock Option Agreement – Performance Option Grant (Class B shares).(34)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2013 and October 31, 2012, (ii) the Consolidated Statements of Operations for the years ended October 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Equity for years ended October 31, 2013, 2012 and 2011 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 (No. 001-08551) of the Registrant.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on May 5, 2011.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed February 15, 2011.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on September 16, 2013.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on March 22, 2010.

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A of the Registrant filed on February 14, 2012.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(33)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 (No. 001-08551) of the Registrant.

(34)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer, and President
December 20, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 20, 2013, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ BRAD G. O'CONNOR	Vice President - Chief Accounting Officer and Corporate Controller
Brad G. O’Connor	(Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ J. LARRY SORSBY	Executive Vice President, Chief Financial Officer and Director
J. Larry Sorsby	(Principal Financial Officer)

/s/ STEPHEN D. WEINROTH	Chairman of Compensation Committee and Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 20, 2013

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2013	October 31, 2012
ASSETS
Homebuilding:
Cash	$319,142	$258,323
Restricted cash and cash equivalents	10,286	41,732
Inventories:
Sold and unsold homes and lots under development	752,749	671,851
Land and land options held for future development or sale	225,152	218,996
Consolidated inventory not owned:
Specific performance options	792	-
Other options	100,071	90,619
Total consolidated inventory not owned	100,863	90,619
Total inventories	1,078,764	981,466
Investments in and advances to unconsolidated joint ventures	51,438	61,083
Receivables, deposits, and notes - net	45,085	61,794
Property, plant, and equipment - net	46,211	48,524
Prepaid expenses and other assets	59,351	66,694
Total homebuilding	1,610,277	1,519,616
Financial services:
Cash	10,062	14,909
Restricted cash and cash equivalents	21,557	22,470
Mortgage loans held for sale at fair value	112,953	117,024
Other assets	4,281	10,231
Total financial services	148,853	164,634
Total assets	$1,759,130	$1,684,250

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2013	October 31, 2012
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages	$62,903	$38,302
Accounts payable and other liabilities	307,764	296,510
Customers’ deposits	30,119	23,846
Nonrecourse mortgages secured by operating properties	17,733	18,775
Liabilities from inventory not owned	87,866	77,791
Total homebuilding	506,385	455,224
Financial services:
Accounts payable and other liabilities	32,874	37,609
Mortgage warehouse lines of credit	91,663	107,485
Total financial services	124,537	145,094
Notes payable:
Senior secured notes	978,611	977,369
Senior notes	461,210	458,736
Senior amortizing notes	20,857	23,149
Senior exchangeable notes	66,615	76,851
TEU senior subordinated amortizing notes	2,152	6,091
Accrued interest	28,261	20,199
Total notes payable	1,557,706	1,562,395
Income taxes payable	3,301	6,882
Total liabilities	2,191,929	2,169,595
Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2013 and 2012	135,299	135,299
Common stock, Class A, $.01 par value - authorized 400,000,000 shares; issued 136,306,223 shares at October 31, 2013 and 130,055,304 shares at October 31, 2012 (including 11,760,763 shares at October 31, 2013 and 2012, held in Treasury)	1,363	1,300
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,347,615 shares at October 31, 2013 and 15,350,101 shares at October 31, 2012 (including 691,748 shares at October 31, 2013 and 2012 held in Treasury)	153	154
Paid in capital - common stock	689,727	668,735
Accumulated deficit	(1,144,408)	(1,175,703)
Treasury stock - at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(433,226)	(485,575)
Noncontrolling interest in consolidated joint ventures	427	230
Total equity deficit	(432,799)	(485,345)
Total liabilities and equity	$1,759,130	$1,684,250

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2013	October 31, 2012	October 31, 2011
Revenues:
Homebuilding:
Sale of homes	$1,784,327	$1,405,580	$1,072,474
Land sales and other revenues	19,199	41,038	32,952
Total homebuilding	1,803,526	1,446,618	1,105,426
Financial services	47,727	38,735	29,481
Total revenues	1,851,253	1,485,353	1,134,907
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,442,044	1,179,801	913,901
Cost of sales interest	52,230	54,538	74,676
Inventory impairment loss and land option write-offs	4,965	12,530	101,749
Total cost of sales	1,499,239	1,246,869	1,090,326
Selling, general and administrative	165,809	142,087	161,456
Total homebuilding expenses	1,665,048	1,388,956	1,251,782
Financial services	29,059	23,648	21,371
Corporate general and administrative	54,357	48,232	49,938
Other interest	91,344	97,895	97,169
Other operations	790	4,205	4,805
Total expenses	1,840,598	1,562,936	1,425,065
(Loss) gain on extinguishment of debt	(760)	(29,066)	7,528
Income (loss) from unconsolidated joint ventures	12,040	5,401	(8,958)
Income (loss) before income taxes	21,935	(101,248)	(291,588)
State and federal income tax (benefit) provision:
State	518	(35,328)	(3,924)
Federal	(9,878)	277	(1,577)
Total income taxes	(9,360)	(35,051)	(5,501)
Net income (loss)	$31,295	$(66,197)	$(286,087)
Per share data:
Basic:
Income (loss) per common share	$0.22	$(0.52)	$(2.85)
Weighted-average number of common shares outstanding	145,087	126,350	100,444
Assuming dilution:
Income (loss) per common share	$0.22	$(0.52)	$(2.85)
Weighted-average number of common shares outstanding	162,329	126,350	100,444

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, October 31, 2010	63,114,963	$748	14,564,795	$153	5,600	$135,299	$463,908	$(823,419)	$(115,257)	$630	$(337,938)
Stock options, amortization and issuances							4,377				4,377
Restricted stock amortization, issuances and forfeitures	414,320	4					589				593
Stock Issuance	13,512,500	135					54,764				54,899
Issuance of prepaid common stock purchase contracts							68,092				68,092
Settlement of prepaid common stock purchase contracts	3,400,658	34					(34)				-
Conversion of Class B to Class A common stock	4,331		(4,331)								-
Changes in noncontrolling interest in consolidated joint ventures										(538)	(538)
Net loss								(286,087)			(286,087)
Balance, October 31, 2011	80,446,772	921	14,560,464	153	5,600	135,299	591,696	(1,109,506)	(115,257)	92	(496,602)
Stock options, amortization and issuances	6,250						4,078				4,078
Restricted stock amortization, issuances and forfeitures	172,941	2	117,399	1			2,763				2,766
Stock issuance	25,000,000	250					47,074				47,324
Issuance of shares for debt	8,443,713	84					23,167				23,251
Settlement of prepaid common stock purchase contracts	4,271,398	43					(43)				-
Conversion of Class B to Class A common stock	19,510		(19,510)								-
Changes in noncontrolling interest in consolidated joint ventures										138	138
Treasury stock purchases	(66,043)								(103)		(103)
Net loss								(66,197)			(66,197)
Balance, October 31, 2012	118,294,541	1,300	14,658,353	154	5,600	135,299	668,735	(1,175,703)	(115,360)	230	(485,345)
Stock options, amortization and issuances	44,812						4,169				4,169
Restricted stock amortization, issuances and forfeitures	123,840	1					2,608				2,609
Settlement of prepaid Class A Common Stock purchase contracts	2,683,679	27					(27)				-
Exchange of senior exchangeable notes for Class A Common Stock	3,396,102	34					14,242				14,276
Conversion of Class B to Class A common stock	2,486	1	(2,486)	(1)							-
Changes in noncontrolling interest in consolidated joint ventures										197	197
Net income								31,295			31,295
Balance, October 31, 2013	124,545,460	$1,363	14,655,867	$153	5,600	$135,299	$689,727	$(1,144,408)	$(115,360)	$427	$(432,799)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Cash flows from operating activities:
Net income (loss)	$31,295	$(66,197)	$(286,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,712	6,223	9,340
Compensation from stock options and awards	6,842	6,453	6,219
Amortization of bond discounts and deferred financing costs	7,843	7,436	6,047
Gain on sale and retirement of property and assets	(4,696)	(230)	(266)
(Income) loss from unconsolidated joint ventures	(12,040)	(5,401)	8,958
Distributions of earnings from unconsolidated joint ventures	2,340	1,790	1,583
Loss (gain) on extinguishment of debt	760	29,066	(7,528)
Expenses related to the debt for debt exchange	-	4,694	-
Inventory impairment and land option write-offs	4,965	12,530	101,749
Decrease (increase) in assets:
Mortgage notes receivable	4,071	(44,852)	14,154
Restricted cash, receivables, prepaids, deposits, and other assets	52,940	3,680	59,686
Inventories	(111,770)	8,430	(88,385)
(Decrease) increase in liabilities:
State and federal income tax liabilities	(3,581)	(34,947)	23,919
Customers’ deposits	6,273	5,903	7,150
Accounts payable, accrued interest and other accrued liabilities	19,314	(1,576)	(63,954)
Net cash provided by (used in) operating activities	9,268	(66,998)	(207,415)
Cash flows from investing activities:
Proceeds from sale of property and assets	7,369	3,206	1,341
Purchase of property, equipment, and other fixed assets and acquisitions	(1,558)	(5,059)	(826)
Increase in restricted cash related to mortgage company	4,575	-	-
Investment in and advances to unconsolidated joint ventures	(4,907)	(4,743)	(4,071)
Distributions of capital from unconsolidated joint ventures	24,806	5,096	4,751
Net cash provided by (used in) investing activities	30,285	(1,500)	1,195
Cash flows from financing activities:
Proceeds from mortgages and notes	109,209	16,240	16,614
Payments related to mortgages and notes	(76,142)	(25,605)	(14,247)
Proceeds from model sale leaseback financing programs	21,948	34,389	-
Payments related to model sale leaseback financing programs	(9,193)	(1,444)	-
Proceeds from land bank financing program	36,233	50,927	-
Payments related to land bank financing program	(39,669)	(6,081)	-
Net proceeds from senior secured notes	-	797,000	12,660
Proceeds from senior notes	41,581	-	151,220
Payments from senior notes	(40,424)	-	-
Net proceeds from exchangeable notes units	-	100,000	-
Net proceeds from tangible equity units	-	-	83,707
Net proceeds from Class A Common Stock	-	47,324	54,899
Net (payments) proceeds related to mortgage warehouse lines of credit	(15,822)	57,756	(23,914)
Deferred financing cost from land banking financing program and note issuances	(5,071)	(19,381)	(5,396)
Principal payments and debt repurchases	(6,231)	(941,158)	(185,763)
Payments related to the debt for debt exchange	-	(18,874)	-
Purchase of treasury stock	-	(103)	-
Net cash provided by financing activities	16,419	90,990	89,780
Net increase (decrease) in cash and cash equivalents	55,972	22,492	(116,440)
Cash and cash equivalents balance, beginning of year	273,232	250,740	367,180
Cash and cash equivalents balance, end of year	$329,204	$273,232	$250,740
Supplemental disclosures of cash flows:
Cash received during the year for income taxes	$5,780	$103	$28,008

Supplemental disclosure of noncash investing activities:

In fiscal 2013, a property that we previously acquired when our partner in a land development joint venture transferred its interest in the venture to us, was foreclosed on by the note holder. As a result, the inventory with a book value of $9.5 million and corresponding non-recourse liability of equal amount were taken off of our balance sheet.

In fiscal 2013, 18,305 of our senior exchangeable notes were exchanged for 3,396,102 shares of Class A Common Stock.

In fiscal 2013, we entered into a new unconsolidated homebuilding joint venture which resulted in the transfer of an existing receivable from our joint venture partners of $0.6 million at October 31, 2012, to an investment in the joint venture at January 31, 2013.

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

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 97% of consolidated revenues for the years ended October 31, 2013, 2012, and 2011. We are a Delaware corporation, building and selling homes at October 31, 2013 in 192 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C., and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Cash and Cash Equivalents – Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At both October 31, 2013 and 2012, we had no cash equivalents in “Homebuilding: Cash” or “Financial services: Cash” as the full balance of cash and cash equivalents was held as cash. However, “Homebuilding: Restricted cash and cash equivalents” and “Financial services: Restricted cash and cash equivalents” both included cash equivalents at October 31, 2013 and 2012.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse and operating properties mortgages, mortgage warehouse lines of credit, accrued interest, and the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable. The fair value of the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We have decided to mothball (or stop development on) certain communities; we do so when we determine that current performance does not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". We regularly review communities to determine if mothballing is appropriate. During fiscal 2013, we mothballed one community, re-activated three previously mothballed communities and sold one mothballed community. As of October 31, 2013, the net book value of our 50 total mothballed communities was $115.9 million, which was net of impairment charges recorded in prior periods of $431.6 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2013, we had $0.8 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options”, with a corresponding amount recorded to “Liabilities from inventory not owned”.

“Consolidated inventory not owned – other options” consists of certain model sale leasebacks and land banking arrangements that were included on our balance sheet in accordance with GAAP. During fiscal 2013, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $47.6 million was recorded to “Consolidated inventory not owned – other options”, with a corresponding amount of $45.7 million recorded to “Liabilities from inventory not owned”.

In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP ("GSO"), that continued in fiscal 2013, whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2013, inventory of $52.4 million was recorded as “Consolidated inventory not owned – other options”, with a corresponding amount of $41.4 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying amount of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2011 to October 31, 2013 range from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period that it is not deemed probable that the optioned property will be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant in comparison to the total costs written off.

Land and land options held for sale includes land parcels on which we have decided not to build homes and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. At October 31, 2013, land and land options held for sale had a carrying value of $2.7 million.

Insurance Deductible Reserves - For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit. Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Interest capitalized at beginning of year	$116,056	$121,441	$136,288
Plus interest incurred(1)	132,611	147,048	156,998
Less cost of sales interest expensed	52,230	54,538	74,676
Less other interest expensed(2)(3)	91,344	97,895	97,169
Interest capitalized at end of year(4)	$105,093	$116,056	$121,441

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2013	October 31, 2012	October 31, 2011
Other interest expensed	$91,344	$97,895	$97,169
Interest paid by our mortgage and finance subsidiaries	2,975	2,433	1,959
(Increase)/decrease in accrued interest	(8,062)	1,132	2,637
Cash paid for interest, net of capitalized interest	$86,257	$101,460	$101,765

(4)	Capitalized interest amounts are shown gross before allocating any portion of inventory impairments to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10 “Consolidation - Overall”, we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall”, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2011, 2012 or 2013.

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

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit. Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 17 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

Advertising Costs - Advertising costs are expensed as incurred.  During the years ended October 31, 2013, 2012, and 2011, advertising costs expensed totaled to $17.2 million, $18.2 million and $20.3 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. At October 31, 2013 and 2012, the balance for allowance for doubtful accounts was $14.7 million and $8.2 million, respectively. The balance at October 31, 2013 primarily related to the allowance for receivables from our insurance carriers for certain warranty claims which may not be fully recoverable, allowances for receivables from municipalities, an allowance for a receivable for a prior year land sale and an allowance for a receivable related to a legal settlement. The balance at October 31, 2012 primarily related to the allowance for receivables from municipalities. During fiscal 2013 and 2012, we recorded $7.4 million and $7.7 million, respectively, of additional reserves and $0.1 million and $0.1 million, respectively, in write-offs. In 2013, we also had $0.8 million in recoveries.

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

Compensation cost arising from non-vested stock granted to employees and from nonemployee stock awards is recognized as expense using the straight-line method over the vesting period.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares for the twelve months ended October 31, 2013 includes 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. This number of shares represents the minimum number of shares that will, under all circumstances, be issuable upon settlement of the Purchase Contracts. As discussed in Note 10, the actual number of shares of Class A Common stock we may issue upon settlement of the Purchase Contracts will be between 4.7655 shares (which is the minimum settlement rate) and 5.8140 shares (which is the maximum settlement rate) per Purchase Contract (in each case, subject to customary anti-dilution adjustments) based on the applicable market value, as defined in the purchase contract agreement governing the Purchase Contracts, of our Class A Common Stock. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock, as well as common shares that would be issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

 All outstanding non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities.

Recent Accounting Pronouncements – As of October 31, 2013, there were no pending accounting pronouncements applicable to the Company.

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

Years Ending October 31,	(In Thousands)
2014	$10,631
2015	9,105
2016	7,757
2017	3,310
2018	795
After 2019	1,438
Total	$33,036

Net rental expense for the three years ended October 31, 2013, 2012 and 2011, was $10.8 million, $12.4 million and $15.3 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture, and equipment. These amounts also include abandoned lease cost accruals, as well as the amortization of those accruals over the lease term, for leased space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture, and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2013 and 2012 were as follows:

	October 31,
(In thousands)	2013	2012

Land	$2,398	$2,398
Buildings	66,859	66,843
Building improvements	8,869	9,475
Furniture	6,262	6,272
Equipment	36,998	39,222
Total	121,386	124,210
Less accumulated depreciation	75,175	75,686
Total	$46,211	$48,524

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled to $31.9 million and $64.2 million as of October 31, 2013 and 2012, respectively, which included cash collateralizing our letter of credit agreements and facilities and is discussed in Note 8. Also included in this balance were homebuilding and financial services customers’ deposits of $5.1 million and $21.6 million at October 31, 2013, respectively, and $4.8 million and $22.5 million as of October 31, 2012, respectively, which are restricted from use by us. In addition, we previously collateralized our surety bonds with cash, but as of April 30, 2013 were no longer required to do so. The balance of this surety bond collateral was $6.2 million at October 31, 2012, which was in cash equivalents, the book value of which approximates fair value.

Total Homebuilding Customers’ deposits are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ escrow cash balances because, in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

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

At October 31, 2013 and 2012, respectively, $94.1 million and $104.6 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the "Financial services – Accounts payable and other liabilities" balance on the Consolidated Balance Sheet. We received 58 and 66 repurchase or make-whole inquiries during the year ended October 31, 2013 and 2012, respectively.

The activity in our loan origination reserves in fiscal 2013 and 2012 was as follows:

	Year Ended October 31,
(In thousands)	2013	2012

Loan origination reserves, beginning of period	$9,334	$5,063
Provisions for losses during the period	3,138	4,060
Adjustments to pre-existing provisions for losses from changes in estimates	(786)	1,802
Payments/settlements	(650)	(1,591)
Loan origination reserves, end of period	$11,036	$9,334

8. Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $62.9 million, as well as our Corporate Headquarters totaling $17.7 million, at October 31, 2013, which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $63.9 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017, $1.5 million in 2018 and $11.3 million after 2018. The interest rates on these obligations range from 4.0% to 8.8% at October 31, 2013.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the First Lien Notes (as defined below in Note 9), which are described in Note 9. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2013, there were no borrowings and $25.8 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million and $29.5 million of letters of credit outstanding as of October 31, 2013 and 2012, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2013 and 2012, the amount of cash collateral in these segregated accounts was $5.2 million and $30.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 28, 2013 to extend the maturity date to June 27, 2014, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.168% at October 31, 2013, subject to a floor of 1%, plus the applicable margin of 2.5%. Therefore, at October 31, 2013, the interest rate was 3.5%. As of October 31, 2013 and 2012, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $33.6 million and $58.8 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of October 31, 2013 and 2012, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $30.7 million and $22.9 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through June 20, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.48% at October 31, 2013, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of October 31, 2013 and 2012, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.4 million and $25.8 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material.  As of October 31, 2013, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of October 31, 2013 and 2012, were as follows:

	Year Ended
(In thousands)	October 31, 2013	October 31, 2012
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,119	53,109
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	128,492	127,260
Total Senior Secured Notes	$978,611	$977,369
Senior Notes:
6.5% Senior Notes due January 15, 2014	$-	$36,649
6.375% Senior Notes due December 15, 2014	-	3,015
6.25% Senior Notes due January 15, 2015	21,438	21,438
11.875% Senior Notes due October 15, 2015 (net of discount)	60,044	59,716
6.25% Senior Notes due January 15, 2016 (net of discount)	172,153	130,343
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
Total Senior Notes	$461,210	$458,736
11.0% Senior Amortizing Notes due December 1, 2017	$20,857	$23,149
Senior Exchangeable Notes due December 1, 2017	$66,615	$76,851
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$2,152	$6,091

As of October 31, 2013, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,	2013

2014	$5,960
2015	86,491
2016	263,994
2017	126,293
2018	69,459
Thereafter	992,000
Total	$1,544,197

Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at October 31, 2013 (see Note 23).  In addition, the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021 are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2013, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

On November 3, 2003, K. Hovnanian issued $215.0 million 6.5% Senior Notes due 2014. The net proceeds of the issuance were used for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below, and pursuant to the terms of the indenture, were subsequently redeemed in full as discussed below.

On March 18, 2004, K. Hovnanian issued $150.0 million 6.375% Senior Notes due 2014. The net proceeds of the issuance were used to redeem all of our $150.0 million outstanding 9.125% Senior Notes due 2009, which occurred on May 3, 2004, and for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below, and pursuant to the terms of the indenture, were subsequently redeemed in full, as discussed below.

On November 30, 2004, K. Hovnanian issued $200.0 million 6.25% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to repay the outstanding balance on our then existing revolving credit facility and for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below.

On August 8, 2005, K. Hovnanian issued $300.0 million 6.25% Senior Notes due 2016. The 6.25% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our then existing revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions. These notes were the subject of a November 2011 exchange offer discussed below. On September 16, 2013, K. Hovnanian issued $41.6 million of additional 6.25% Senior Notes due 2016 at a price equal to 100% of their principal amount as discussed below.

On February 27, 2006, K. Hovnanian issued $300.0 million of 7.5% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our then existing revolving credit facility as of February 27, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On June 12, 2006, K. Hovnanian issued $250.0 million of 8.625% Senior Notes due 2017. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our then existing revolving credit facility as of June 12, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On May 27, 2008, K. Hovnanian issued $600.0 million ($594.4 million net of discount) of 11.5% Senior Secured Notes due 2013. The notes were secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secured obligations under the then existing 10.625% Senior Secured Notes due 2016. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility. These second lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of various series of our unsecured senior notes. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The notes were secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian, and the guarantors to the extent such assets secured obligations under our then existing 10.625% Senior Secured Notes due 2016 and 11.5% Senior Secured Notes due 2013. These third lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

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

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.” In addition, we may redeem up to 35% of the aggregate principal amount of the 11.875% Senior Notes prior to April 15, 2014 with the net cash proceeds from certain equity offerings at 111.875% of principal. These notes were the subject of a November 2011 exchange offer discussed below.

The net proceeds from the issuances of the 11.875% Senior Notes due in 2015, Class A Common Stock (see Note 15) and 7.25% Tangible Equity Units (see Note 10) were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s then outstanding senior and senior subordinated notes: approximately $24.6 million aggregate principal amount of 8.0% Senior Notes due 2012, $44.1 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million. Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Tangible Equity Units and the 11.875% Senior Notes.

On May 4, 2011, K. Hovnanian issued an aggregate principal amount of $12.0 million of additional 10.625% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011 we used these net proceeds together with cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11.5% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017. These transactions, along with the tender offers and redemptions in February and March 2011 discussed above, resulted in a loss of $3.1 million during the year ended October 31, 2011. The losses from the transactions are included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

During the three months ended October 31, 2011 we completed a number of open market repurchases. These included $24.6 million principal amount of 11.875% Senior Notes due 2015 and $1.0 million principal amount of 6.5% Senior Notes due 2014. The aggregate purchase price for these repurchases was $14.0 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $10.6 million, net of the write-off of unamortized discounts and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt”.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and, together with the 5.0% 2021 Notes, the “2021 Notes”) in exchange for $195.0 million of K. Hovnanian's unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million.  The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.” In addition, we may redeem up to 35.0% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% Secured Notes) and 102.0% (in the case of the 2.0% Secured Notes) of principal. Due to the then existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and, because the holders of the senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, the accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred in “Other operations” in the Consolidated Statement of Operations.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2013, the collateral securing the guarantees included (1) $72.9 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $74.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $44.1 million as of October 31, 2013; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

In addition, on November 1, 2011, K. Hovnanian entered into a Second Supplemental Indenture (the “11.875% Notes Supplemental Indenture”), among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee, amending and supplementing the Indenture dated February 14, 2011 (the “Base Indenture”) by and among K. Hovnanian, the Company, as guarantor, and Wilmington Trust Company, as trustee, as amended by the First Supplemental Indenture dated as of February 14, 2011 (the “First Supplemental Indenture”), by and among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee (the Base Indenture as amended by the First Supplemental Indenture, the “Existing Indenture”). The 11.875% Notes Supplemental Indenture was executed and delivered following the receipt by K. Hovnanian of consents from a majority of the holders of K. Hovnanian’s 11.875% Senior Notes due 2015. The 11.875% Notes Supplemental Indenture provides for the elimination of substantially all of the restrictive covenants and certain of the default provisions contained in the Existing Indenture and the 11.875% Senior Notes due 2015.

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

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2013, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $526.0 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $251.5 million as of October 31, 2013, which included $5.2 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The First Lien Notes are redeemable in whole or in part at our option at any time prior to October 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the First Lien Notes prior to October 15, 2015 with the net cash proceeds from certain equity offerings at 107.25% of principal.

The Second Lien Notes are redeemable in whole or in part at our option at any time prior to November 15, 2015 at 100% of the principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes prior to November 15, 2015 with the net cash proceeds from certain equity offerings at 109.125% of principal.

Also on October 2, 2012, the Company and K. Hovnanian issued $100,000,000 aggregate stated amount of 6.0% Exchangeable Note Units (the “Units”) (equivalent to 100,000 Units). Each $1,000 stated amount of Units initially consists of (1) a zero coupon senior exchangeable note due December 1, 2017 (a “Senior Exchangeable Note”) issued by K. Hovnanian, which bears no cash interest and has an initial principal amount of $768.51 per Senior Exchangeable Note, and that will accrete to $1,000 at maturity and (2) a senior amortizing note due December 1, 2017 (a “Senior Amortizing Note”) issued by K. Hovnanian, which has an initial principal amount of $231.49 per Senior Amortizing Note, bears interest at a rate of 11.0% per annum, and has a final installment payment date of December 1, 2017. Each Unit may be separated into its constituent Senior Exchangeable Note and Senior Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. Following certain corporate events that occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2013, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

On October 2, 2012, pursuant to a cash tender offer and consent solicitation, we purchased in a fixed-price tender offer approximately $637.2 million aggregate principal amount of 10.625% Senior Secured Notes due 2016 for approximately $691.3 million, plus accrued and unpaid interest. Subsequently, all 10.625% Senior Secured Notes due 2016 that were not tendered in the tender offer (approximately $159.8 million) were redeemed for an aggregate redemption price of approximately $181.8 million. The tender offer and redemption resulted in a loss on extinguishment of debt of $87.0 million, including the write-off of unamortized discounts and fees. The loss is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt.”

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

On September 16, 2013, K. Hovnanian issued an aggregate principal amount of $41.6 million of its 6.25% Senior Notes due 2016. The Notes were issued as additional 6.25% Senior Notes due 2016 under the indenture dated as of August 8, 2005. The net proceeds from this offering were used to fund the redemption on October 15, 2013 of all of K. Hovnanian’s outstanding 6.5% Senior Notes due 2014 and 6.375% Senior Notes due 2014 and to pay related fees and expenses.

10. Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”). As of October 31, 2013 and 2012, we had an aggregate principal amount of $2.2 million and $6.1 million, respectively, of Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of TEUs. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Notes, allocated as set forth in the amortization schedule provided in the indenture under which the Senior Subordinated Amortizing Notes were issued. The Senior Subordinated Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Senior Subordinated Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Senior Subordinated Amortizing Notes, except in certain circumstances as described in the indenture governing Senior Subordinated Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment). Each TEU may be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs is recorded as debt, and the Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital. As of October 31, 2013, 2.2 million Purchase Contracts have been converted into 10.4 million shares of our Class A Common Stock.

During the second quarter of fiscal 2012, we purchased pursuant to agreements with bondholders $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes in exchange for Class A Common Stock, as discussed in Note 15. These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012. The gain is included in the Consolidated Statement of Operations as “Gain on extinguishment of debt.”

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

(2) Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. , and West Virginia)

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“Income (loss) before income taxes”).  Income (loss) before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, income (loss) from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses, interest expense and non-controlling interest expense.  Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2013	2012	2011
Revenues:
Northeast	$282,855	$233,326	$201,984
Mid-Atlantic	289,303	273,080	199,716
Midwest	163,485	106,719	70,567
Southeast	147,570	128,684	79,453
Southwest	697,358	518,931	425,152
West	223,086	185,851	128,658
Total homebuilding	1,803,657	1,446,591	1,105,530
Financial services	47,727	38,735	29,481
Corporate and unallocated	(131)	27	(104)
Total revenues	$1,851,253	$1,485,353	$1,134,907
Income (loss) before income taxes:
Northeast	$1,519	$(4,683)	$(99,276)
Mid-Atlantic	24,388	17,262	(17,286)
Midwest	12,270	253	(8,977)
Southeast	6,455	(4,828)	(11,874)
Southwest	76,459	42,178	29,316
West	14,398	(3,177)	(40,599)
Total homebuilding	135,489	47,005	(148,696)
Financial services	18,668	15,087	8,109
Corporate and unallocated	(132,222)	(163,340)	(151,001)
Income (loss) before income taxes	$21,935	$(101,248)	$(291,588)

	October 31,
(In thousands)	2013	2012
Assets:
Northeast	$323,152	$396,073
Mid-Atlantic	240,486	200,969
Midwest	104,596	73,305
Southeast	101,410	90,132
Southwest	305,878	235,367
West	130,545	143,851
Total homebuilding	1,206,067	1,139,697
Financial services	148,853	164,634
Corporate and unallocated	404,210	379,919
Total assets	$1,759,130	$1,684,250

	October 31,
(In thousands)	2013	2012
Investments in and advances to unconsolidated joint ventures:
Northeast	$8,828	$18,954
Mid-Atlantic	33,052	32,014
Midwest	1,661	2,190
Southeast	3,412	4,636
Southwest	-	-
West	3,921	2,490
Total homebuilding	50,874	60,284
Corporate and unallocated	564	799
Total investments in and advances to unconsolidated joint ventures	$51,438	$61,083

	Year Ended October 31,
(In thousands)	2013	2012	2011
Homebuilding interest expense:
Northeast	$26,163	$25,507	$33,833
Mid-Atlantic	10,037	9,988	10,180
Midwest	3,737	2,994	2,441
Southeast	5,861	5,310	4,036
Southwest	16,071	15,880	14,552
West	12,960	14,416	10,264
Total homebuilding	74,829	74,095	75,306
Corporate and unallocated	68,745	78,338	96,539
Financial services interest expense (1)	499	553	350
Total interest expense, net	$144,073	$152,986	$172,195

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2013	2012	2011
Depreciation:
Northeast	$245	$316	$677
Mid-Atlantic	283	370	437
Midwest	528	517	1,825
Southeast	31	47	132
Southwest	163	217	292
West	148	302	409
Total homebuilding	1,398	1,769	3,772
Financial services	285	328	391
Corporate and unallocated	3,029	4,126	5,177
Total depreciation	$4,712	$6,223	$9,340

	Year Ended October 31,
(In thousands)	2013	2012	2011
Net additions to operating properties and equipment:
Northeast	$388	$2,944	$191
Mid-Atlantic	35	55	19
Midwest	279	218	66
Southeast	7	30	34
Southwest	44	-	28
West	19	-	118
Total homebuilding	772	3,247	456
Financial services	6	21	74
Corporate and unallocated	780	1,791	296
Total net additions to operating properties and equipment	$1,558	$5,059	$826

	Year Ended October 31,
(In thousands)	2013	2012	2011
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$3,738	$3,202	$(4,474)
Mid-Atlantic	5,631	155	(4,340)
Midwest	1,045	598	672
Southeast	1,287	1,503	676
Southwest	-	-	83
West	339	(57)	(1,575)
Total equity in earnings (losses) from unconsolidated joint ventures	$12,040	$5,401	$(8,958)

12. Income Taxes

Income taxes payable consists of the following:

	Year Ended October 31,
(In thousands)	2013	2012
State income taxes:
Current	$3,301	$940
Deferred	-	-
Federal income taxes:
Current	-	5,942
Deferred	-	-
Total	$3,301	$6,882

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2013	2012	2011
Current income tax (benefit) expense:
Federal	$(9,878)	$277	$(1,577)
State (1)	518	(35,328)	(3,924)
Total current income tax (benefit):	(9,360)	(35,051)	(5,501)
Total deferred income tax (benefit):	-	-	-
Total	$(9,360)	$(35,051)	$(5,501)

(1)

The current state income tax expense (benefit) is net of the use of state net operating losses totaling $23.1 million, $3.4 million, and $0.5 million for the years ended October 31, 2013, 2012, and 2011, respectively.

The total income tax benefit of $9.4 million recognized for the twelve months ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit was $35.1 million for the twelve months ended October 31, 2012 primarily due to the elimination of reserves for uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company, offset slightly by state tax expenses. The total income tax benefit was $5.5 million for the year ended October 31, 2011 primarily due to a decrease in tax reserves for uncertain tax positions.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of October 31, 2013. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future income to support the recovery of deferred tax assets. Therefore, we have valuation allowances for the full amount of our deferred tax assets as of October 31, 2013 and 2012.

During 2013, the valuation allowance decreased by $10.8 million against our deferred tax assets. Our valuation allowance decreased to $927.1 million at October 31, 2013 from $937.9 million at October 31, 2012 primarily due to a decrease in deferred tax assets offset by additional valuation allowance recorded for the federal and state tax benefits related to the tax losses incurred during this period. Our state net operating losses of approximately $2.3 billion expire between 2014 and 2033. Our federal net operating losses of $1.5 billion expire between 2028 and 2033.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2013	2012
Deferred tax assets:
Depreciation	$2,345	$1,870
Inventory impairment loss	230,553	255,996
Uniform capitalization of overhead	6,208	6,046
Warranty and legal reserves	15,571	16,320
Deferred income	551	1,173
Acquisition intangibles	22,523	27,598
Restricted stock bonus	5,781	5,830
Rent on abandoned space	3,591	5,318
Stock options	6,994	5,831
Provision for losses	38,923	32,647
Joint venture loss	5,360	12,496
Federal net operating losses	542,409	528,117
State net operating losses	182,940	180,184
Other	16,350	11,362
Total deferred tax assets	1,080,099	1,090,788
Deferred tax liabilities:
Acquisition intangibles	351	296
Debt repurchase income	152,450	152,414
Other	164	197
Total deferred tax liabilities	152,965	152,907
Valuation allowance	(927,134)	(937,881)
Net deferred income taxes	$-	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. The sources of these factors were as follows:

	Year Ended October 31,
	2013	2012	2011
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	14.0	(2.6)	(0.1)
Permanent differences, net	11.3	(0.3)	(1.2)
Deferred tax asset valuation allowance impact	(66.2)	(32.3)	(25.8)
Tax contingencies	(36.8)	34.8	(3.2)
Adjustments to prior years’ tax accruals	-	-	(2.8)
Effective tax rate	(42.7)%	34.6%	1.9%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2013	2012
Unrecognized tax benefit—November 1,	$9.9	$26.8
Gross increases—tax positions in current period	1.2	0.6
Decrease related to tax positions taken during a prior period	(9.3)	(16.2)
Lapse of statute of limitations	-	(1.3)
Unrecognized tax benefit—October 31,	$1.8	$9.9

Related to the unrecognized tax benefits noted above, as of October 31, 2013 and 2012, we have recognized a liability for interest and penalties of $0.5 million and $0.4 million, respectively. For the years ended October 31, 2013, 2012 and 2011, we recognized $0.1 million, $(18.3) million and $(2.0) million, respectively, of interest and penalties in income tax benefit.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by approximately $0.3 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.2 million and $9.9 million as of October 31, 2013 and 2012, respectively. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

There is an open federal audit for the year ended October 31, 2012. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2009 – 2012.

13.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2013, our discount rates used for the impairments recorded ranged from 18.0% to 19.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2013 and 2012, we evaluated inventories of all 388 and 331 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2013 and 2012 for 33 and 54 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $85.0 million and $77.7 million, respectively, (8 and 31 were in the fourth quarter of fiscal 2013 and 2012, respectively, with an aggregate carrying value of $21.8 million and $47.4 million, respectively). As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2013 and 2012 were evaluated in more than one quarterly period. Of those communities tested for impairment during the years ended October 31, 2013 and 2012, four and 17 communities, respectively, with an aggregate carrying value of $4.5 million and $31.6 million, respectively, had undiscounted future cash flows that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Consolidated Statement of Operations and deducted from inventory, of $2.4 million, $9.8 million, and $77.5 million for the years ended October 31, 2013, 2012, and 2011, respectively.

The following table represents impairments by segment for fiscal 2013, 2012, and 2011:

(Dollars in millions)	Year Ended October 31, 2013
	Number of Communities	Dollar Amount of Impairment	(2)	Pre- Impairment Value (1)
Northeast	4	$2.4		$7.7
Mid-Atlantic	1	-		0.1
Midwest	-	-		-
Southeast	1	-		0.4
Southwest	-	-		-
West	-	-		-
Total	6	$2.4		$8.2

(Dollars in millions)	Year Ended October 31, 2012
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	10	$2.8	$19.6
Mid-Atlantic	3	0.4	0.8
Midwest	2	1.6	4.5
Southeast	12	2.8	8.3
Southwest	-	-	-
West	5	2.2	4.9
Total	32	$9.8	$38.1

(Dollars in millions)	Year Ended October 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	11	$54.9	$179.9
Mid-Atlantic	5	3.4	17.3
Midwest	7	1.1	4.2
Southeast	11	1.5	5.1
Southwest	1	0.1	0.3
West	6	16.5	45.2
Total	41	$77.5	$252.0

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During year ended October 31, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $2.6 million, $2.7 million, and $24.3 million for the years ended October 31, 2013, 2012, and 2011, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2013, 2012, and 2011:

	Year Ended October 31,
(In millions)	2013	2012	2011
Northeast	$0.7	$0.7	$13.4
Mid-Atlantic	0.1	0.6	6.1
Midwest	0.2	0.2	0.5
Southeast	0.2	0.7	0.8
Southwest	1.4	0.4	0.4
West	-	0.1	3.1
Total	$2.6	$2.7	$24.3

14. Per Share Calculations

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. The basic weighted-average number of shares for the twelve months ended October 31, 2013 includes 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. This number of shares represents the minimum number of shares that will, under all circumstances, be issuable upon settlement of the Purchase Contracts. As discussed in Note 10, the actual number of shares of Class A Common stock we may issue upon settlement of the Purchase Contracts will be between 4.7655 shares (which is the minimum settlement rate) and 5.8140 shares (which is the maximum settlement rate) per Purchase Contract (in each case, subject to customary anti-dilution adjustments) based on the applicable market value, as defined in the purchase contract agreement governing the Purchase Contracts, of our Class A Common Stock. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities.

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2013	2012	2011

Numerator:
Net earnings (loss) attributable to Hovnanian	$31,295	$(66,197)	$(286,087)
Less: undistributed earnings allocated to nonvested shares	(58)
Numerator for basic earnings per share	$31,237	$(66,197)	$(286,087)
Plus: undistributed earnings allocated to nonvested shares	58	-	-
Less: undistributed earnings reallocated to nonvested shares	(59)	-	-
Plus: interest on senior exchangeable notes	3,720	-	-
Numerator for diluted earnings per share	$34,956	$(66,197)	$(286,087)
Denominator:
Denominator for basic earnings per share	145,087	126,350	100,444
Effect of dilutive securities:
Share based payments	1,396	-	-
Senior exchangeable notes	15,846	-	-
Denominator for diluted earnings per share – weighted average shares outstanding	162,329	126,350	100,444
Basic earnings (loss) per share	$0.22	$(0.52)	$(2.85)
Diluted earnings (loss) per share	$0.22	$(0.52)	$(2.85)

Incremental shares attributed to non-vested stock and outstanding options to purchase common stock of 0.2 million and 0.3 million for the years ended October 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the year ended October 31, 2012, 18.6 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.2 million, 2.5 million and 5.1 million for the years ended October 31, 2013, 2012 and 2011, respectively, because to do so would have been anti-dilutive for the periods presented.

15. Capital Stock

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2013. As of October 31, 2013, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2013, 2012 and 2011, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

 Retirement Plan - In December 1982, we established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. There were no plan costs charged to operations in fiscal years 2012 and 2011, as forfeited unvested contributions were used to cover such costs. In fiscal 2009, we suspended the employer match portion of the program. In fiscal 2013, the employer match portion of the program was reinstated. Plan costs charged to operations were $0.6 million for the year ended October 31, 2013.

16. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for October 31, 2013, October 31, 2012 and October 31, 2011: risk free interest rate of  2.14%, 1.65% and 2.99%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.96 for year ended 2013, 0.97 for the year ended 2012, and 0.94 for the year ended 2011; a weighted-average expected life of the option of 7.30 years for 2013, 7.37 years for 2012 and 7.25 years for 2011; and an estimated forfeiture rate of 18.17% for 2013, 15.99% for fiscal 2012 and 14.93% for fiscal 2011. The benefits of tax deductions in excess of recognized compensation cost are reported as both a financing cash inflow and an operating cash outflow.

For the years ended October 31, 2013, 2012 and 2011, total stock-based compensation expense was $6.8 million (pre and post tax), $6.5 million (pre and post tax) and $6.2 million (pre and post tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $4.0 million, $4.1 million and $4.4 million for the years ended October 31, 2013, October 31, 2012 and October 31, 2011,  respectively.

We have a stock incentive plan pursuant to which stock options and other equity-based awards may be granted to employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegee in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2013, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock units. All five selected to receive restricted stock units. Non-employee directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

		Weighted -Average		Weighted- Average		Weighted- Average
	October 31, 2013	Exercise Price	October 31, 2012	Exercise Price	October 31, 2011	Exercise Price
Options outstanding at beginning of period	6,019,070	$5.97	5,094,367	$7.05	6,316,860	$8.72
Granted	887,500	$6.28	1,334,828	$2.59	674,100	$1.93
Exercised	44,812	$2.67	6,250	$2.55
Forfeited	76,500	$3.06	94,808	$4.77	238,499	$7.33
Cancellations					1,200,000	$11.19
Expired	194,204	$16.92	309,067	$9.61	458,094	$11.57
Options outstanding at end of period	6,591,054	$5.74	6,019,070	$5.97	5,094,367	$7.05
Options exercisable at end of period	3,161,952		2,467,170		1,764,338

The total intrinsic value of options exercised during fiscal 2013 and 2012 was $167 thousand and $8 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in fiscal 2011.

At October 31, 2013, 1.9 million options outstanding and exercisable had an intrinsic value of $3.6 million. Exercise prices for options outstanding at October 31, 2013 ranged from $1.93 to $60.36.

The weighted-average fair value of grants made in fiscal 2013, 2012, and 2011 was $5.14, $1.74, and $1.57 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2013, 2012, and 2011 was $2.72, $3.61, and $3.92 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2013:

Range of Exercise Prices			Number Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$1.93	–	$5.00	4,405,679	$2.95	7.07
$5.01	–	$10.00	1,701,500	$6.37	7.27
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	241,500	$21.70	3.66
$30.01	–	$40.00	197,375	$32.53	1.77
$40.01	–	$50.00	10,000	$41.45	0.25
$50.01	–	$60.00	30,000	$54.70	1.42
$60.01	–	$70.00	5,000	$60.36	1.67
			6,591,054	$5.74	6.80

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2013:

Range of Exercise Prices			Number Exercisable	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$1.93	–	$5.00	1,864,077	$3.14	6.18
$5.01	–	$10.00	814,000	$6.46	4.67
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	241,500	$21.70	3.66
$30.01	–	$40.00	197,375	$32.53	1.77
$40.01	–	$50.00	10,000	$41.45	0.25
$50.01	–	$60.00	30,000	$54.70	1.42
$60.01	–	$70.00	5,000	$60.36	4.83
			3,161,952	$7.95	5.26

Officers and key employees who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units vest 25% each year beginning on the 2nd anniversary of the grant date. Participants age 60 years or older, or age 58 with 15 years of service are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2013 and 2012, we granted 104,944 (including 63,694 shares to certain of our non-employee directors) and 133,855 (including 104,167 shares to certain of our non-employee directors) shares of restricted stock, respectively, and also issued 46,393 and 32,112 shares, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2013 and 2012, 500 and 9,845 shares of restricted stock were forfeited, respectively.

For certain associates in certain years, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2013 and 2012, we issued 68,390 and 258,228 shares relating to awards granted in prior fiscal years. No shares were forfeited during the year ended October 31, 2013, but during the year ended October 31, 2012, 8,701 shares were forfeited. For the years ended October 31, 2013, 2012 and 2011, no rights in lieu of bonus payments were awarded.

For the years ended October 31, 2013, 2012 and 2011 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock grants, and the stock portion of the long term incentive plan was $2.7 million, $2.4 million and $1.7 million, respectively. In addition to nonvested share awards summarized in the following table, there were 534,143 at both October 31, 2013 and 2012 and 692,668 at October 31, 2011 shares of vested restricted stock which were deferred at the associates' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2013, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	2,128,005	$4.49
Granted	1,377,120	$5.63
Vested	(979,462)	$4.58
Forfeited	(62,016)	$4.61
Nonvested at end of period	2,463,647	$5.10

Included in the above table are restricted stock unit awards for a long term incentive plan for certain associates, which is a performance based plan. The awards included above for this plan are based on our current best estimate of the outcome for the performance criteria.  The change in this estimate resulted in an increase of 0.4 million shares, which is reflected in the granted row on the above table.

As of October 31, 2013, we had 0.3 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2013, there were $16.5 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2 years.

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

17. Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the value of their services. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the years ended October 31, 2013 and 2012, we received $2.2 million and $2.1 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2013 and 2012, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2013 and 2012 is $0.25 million and $0.1 million, respectively, up to a $5 million limit. Our aggregate retention in fiscal 2013 and 2012 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2013 and 2012 were as follows:

	Year Ended October 31,
(In thousands)	2013	2012

Balance, beginning of period	$121,149	$123,865
Additions – Selling, general and administrative	18,676	13,438
Additions – Cost of sales	13,529	17,509
Charges incurred during the period	(22,511)	(33,663)
Changes to pre-existing reserves	185	-
Balance, end of period	$131,028	$121,149

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $9.7 million and $18.1 million for the years ended October 31, 2013 and 2012, respectively, for prior year deliveries. In the third quarter of fiscal 2012, we settled two construction defect claims, one claim relating to the Northeast segment and one claim relating to the West segment, which made up the majority of the payments.

18. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement (as subsequently amended) to purchase land in California for approximately $31.4 million from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer. As of October 31, 2013, we had an option deposit of $3.0 million related to this land acquisition agreement. In accordance with ASC 810-10 we no longer have any balances consolidated under “Consolidated inventory not owned” in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the years ended October 31, 2013, 2012, and 2011, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $0.8 million, $0.9 million, and $1.0 million, respectively. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

During the year ended October 31, 2011, a real estate development firm owned by Mazin Kalian, a relative of our Chairman of the Board and Chief Executive Officer, provided consulting services to the Company totaling less than $0.1 million, including significant travel related expenses. The consulting services consisted primarily of negotiations, community design and cost analysis on a potential joint venture. During the fiscal years ended October 31, 2013 and 2012, there were no consulting services provided. Neither the Company nor the Chairman of the Board and Chief Executive Officer has or had a financial interest in the relative’s company from whom the services were provided.

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

In November 2012, one of our joint ventures in which the Company has a 50% interest sold an option to acquire a parcel of land for approximately $5.5 million. The total cost to the buyer was approximately $11.1 million and on which the commission was paid. The son of Mr. Pellerito, one of the Company’s executive officers, was employed by the brokerage firm that handled the transaction and received $145,710 as a commission in connection with the transaction. Mr. Pellerito did not have a financial interest in the brokerage firm involved in the transaction nor did he receive any portion of the commission paid to his son.

Ms. Jovana Pellerito, the daughter-in-law of Mr. Pellerito, one of our executive officers, is employed by the Company and, in fiscal 2013, her total compensation, including salary, commissions and other benefits, totaled approximately $172,000. Her compensation is commensurate with that of similarly situated employees in her position.

The Company has a significant interest in the amount of estate tax liabilities and any necessary sales by the Estate of Kevork S. Hovnanian, deceased, and other members of the Hovnanian family of their assets (which includes a significant amount of shares of the Company’s Class A Common Stock and Class B Common Stock) to pay such liabilities because the benefit of federal net operating loss carryforwards (“NOLs”) to the Company would be significantly reduced or eliminated if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. Based on recent impairments and current financial performance, the Company has generated NOLs of approximately $1.5 billion through the fiscal year ended October 31, 2013, and may generate NOLs in future years. During fiscal 2013, an outside law firm was retained to advise the Executors of the Estate and other members of the Hovnanian family in connection with estate tax planning. The fees and other charges of such legal services during fiscal 2013 totaled $249,653, of which (1) the Company and (2) the Estate and Hovnanian family each paid half. Kevork S. Hovnanian was the founder and former Chairman of our Company. Our current Chairman of the Board and Chief Executive Officer and other members of his immediate family are Executors and among the beneficiaries of the will of Kevork S. Hovnanian.

19. Commitments and Contingent Liabilities

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

 We received in October 2012 a notice from Region III of the U. S. Environmental Protection Agency (“EPA”) concerning stipulated penalties, totaling approximately $120,000, based on the extent to which we reportedly did not meet certain compliance performance specified in the previously reported consent decree entered into in August 2010; we have since paid the stipulated penalties as assessed, and more recently have paid approximately $8,000 in response to an EPA demand received in June 2013 for stipulated penalties based on information about our performance under the consent decree for 2012. The consent decree was terminated by court order without objection in December 2013.

 In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter operated before the City of Newark acquired properties, demolished structures existing on them, and sold the properties to the Company entity in connection with the redevelopment project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA believes the site requires cleanup, and that the EPA is proposing that we address contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company's obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013.  Accordingly, the matter is proceeding in the Superior Court and discovery is ongoing.  The Company Defendants have pending a motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants so that these parties will be required to participate directly in the class action. The plaintiff class seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants believe there is insurance coverage available for this action. It is not possible to estimate a loss or range of loss related to this matter at this time.

 20. Variable Interest Entities

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that, as of October 31, 2013 and 2012, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2013, we had total cash and letters of credit deposits amounting to approximately $79.3 million to purchase land and lots with a total purchase price of $1.1 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

21. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to third-party home buyers. Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties.

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

	October 31, 2013
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,102	$639	$30,741
Inventories	101,735	11,080	112,815
Other assets	6,868	-	6,868
Total assets	$138,705	$11,719	$150,424
Liabilities and equity:
Accounts payable and accrued liabilities	$28,016	$4,047	$32,063
Notes payable	23,904	-	23,904
Total liabilities	51,920	4,047	55,967
Equity of:
Hovnanian Enterprises, Inc.	44,141	2,703	46,844
Others	42,644	4,969	47,613
Total equity	86,785	7,672	94,457
Total liabilities and equity	$138,705	$11,719	$150,424
Debt to capitalization ratio	22%	0%	20%

	October 31, 2012
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,657	$1,686	$31,343
Inventories	177,170	14,853	192,023
Other assets	12,886	5	12,891
Total assets	$219,713	$16,544	$236,257
Liabilities and equity:
Accounts payable and accrued liabilities	$24,651	$12,233	$36,884
Notes payable	79,675	-	79,675
Total liabilities	104,326	12,233	116,559
Equity of:
Hovnanian Enterprises, Inc.	45,285	794	46,079
Others	70,102	3,517	73,619
Total equity	115,387	4,311	119,698
Total liabilities and equity	$219,713	$16,544	$236,257
Debt to capitalization ratio	41%	0%	40%

As of October 31, 2013 and 2012, we had advances outstanding of approximately $4.6 million and $15.0 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $51.4 million and $61.1 million at October 31, 2013 and 2012, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable. During fiscal 2011, 2012 and 2013, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For The Twelve Months Ended October 31, 2013
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$307,993	$14,659	$322,652
Cost of sales and expenses	(276,795)	(9,396)	(286,191)
Joint venture net income	$31,198	$5,263	$36,461
Our share of net income	$9,581	$2,631	$12,212

	For The Twelve Months Ended October 31, 2012
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$323,177	$11,531	$334,708
Cost of sales and expenses	(300,892)	(9,318)	(310,210)
Joint venture net income	$22,285	$2,213	$24,498
Our share of net income	$4,763	$1,108	$5,871

	For The Twelve Months Ended October 31, 2011
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$177,301	$12,226	$189,527
Cost of sales and expenses	(181,651)	(11,114)	(192,765)
Joint venture net (loss) income	$(4,350)	$1,112	$(3,238)
Our share of net (loss) income	$(8,395)	$647	$(7,748)

“Income (loss) from unconsolidated joint ventures” in the accompanying Consolidated Statements of Operations reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the loss or income from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $13.2 million, $15.2 million and $7.6 million for the years ended October 31, 2013, 2012 and 2011, respectively, are recorded in homebuilding selling, general and administrative on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 20%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

22. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2013	Fair Value at October 31, 2012

Mortgage loans held for sale (1)	Level 2	$113,739	$116,912
Interest rate lock commitments	Level 2	369	(8)
Forward contracts	Level 2	(1,155)	120
Total		$112,953	$117,024

(1)  The aggregate unpaid principal balance is $107.7 million and $113.8 million at October 31, 2013 and 2012, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of October 31, 2013. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $371.4 million at October 31, 2013. Loans in process for which interest rates were committed to the borrowers totaled approximately $55.4 million as of October 31, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2013, the segment had open commitments amounting to $25.0 million to sell MBS with varying settlement dates through December 11, 2013.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income (loss) are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2013
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$1,604	$378	$(1,276)

	Year Ended October 31, 2012
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$(572)	$(151)	$1,216

	Year Ended October 31, 2011
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net income (loss), all reflected in financial services revenues	$362	$63	$(842)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2013 and 2012.  The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended October 31, 2013
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$7,302	$(2,249)	$5,053
Land and land options held for future development or sale	Level 3	$924	$(136)	$788

Nonfinancial Assets

	Year Ended October 31, 2012
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,065	$(3,234)	$7,831
Land and land options held for future development or sale	Level 3	$26,998	$(6,589)	$20,409

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $2.4 million, $9.8 million and $77.5 million for the years ended October 31, 2013, 2012 and 2011, respectively. See Note 13 for a further discussion of communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and senior amortizing notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $493.4 million and $2.2 million, respectively, as of October 31, 2013. As of October 31, 2012 the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and the senior amortizing notes, and senior subordinated amortizing notes was estimated at $448.7 million and $5.5 million, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1.0 billion, $20.9 million and $86.8 million, respectively, as of October 31, 2013. As of October 31, 2012, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $994.2 million, $23.1 million and $87.2 million, respectively.

23. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of October 31, 2013, had issued and outstanding approximately $992.0 million of senior secured notes ($978.6 million, net of discount), $462.6 million senior notes ($461.2 million, net of discount), $20.9 million senior amortizing notes and $66.6 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units), and $2.2 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended. The 2020 Secured Notes and the 2021 Notes (see Note 9) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2020 Secured Notes are the same as those represented by the accompanying Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis. Investments in consolidated subsidiaries, Stockholders’(deficit)equity and Intercompany in the Consolidating Condensed Balance Sheet as of October 31, 2012, Equity in (loss)income from subsidiaries in the Consolidating Condensed Statement of Operations for the Years Ended October 31, 2012 and 2011 and Net (loss)income and Adjustments to reconcile net (loss)income to net cash (used in) provided by operating activities in the Consolidating Condensed Statement of Cash Flows for the Years Ended October 31, 2012 and 2011 have been reclassified to conform to the fiscal 2013 presentation.

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$-	$277,800	$1,020,435	$312,042	$		$1,610,277
Financial services			14,570	134,283			148,853
Intercompany receivable		1,093,906		14,489		(1,108,395)	-
Investments in and amounts due to and from consolidated subsidiaries	(62,298)	2,275	286,216			(226,193)	-
Total assets	$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130
Liabilities and equity:
Homebuilding	$3,798	$491	$437,767	$64,329	$		$506,385
Financial services			14,789	109,748			124,537
Notes payable		1,555,336	2,276	94			1,557,706
Intercompany payable	326,262		805,774			(1,132,036)	-
Income taxes payable (receivable)	40,868		(37,567)				3,301
Stockholders’ (deficit) equity	(433,226)	(181,846)	98,182	286,216		(202,552)	(433,226)
Non-controlling interest in consolidated joint ventures				427			427
Total liabilities and equity	$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$6,155	$259,339	$976,836	$277,286	$		$1,519,616
Financial services			23,669	140,965			164,634
Investments in consolidated subsidiaries	(80,674)	13,790	246,467			(179,583)	-
Total assets	$(74,519)	$273,129	$1,246,972	$418,251		$(179,583)	$1,684,250
Liabilities and equity:
Homebuilding	$1,671	$125	$391,628	$61,800	$		$455,224
Financial services			23,070	122,024			145,094
Notes payable		1,561,635	271	489			1,562,395
Income taxes payable (receivable)	40,551		(33,669)				6,882
Intercompany	368,834	(1,930,998)	1,589,502	(12,759)		(14,579)	-
Stockholders’ (deficit) equity	(485,575)	642,367	(723,830)	246,467		(165,004)	(485,575)
Non-controlling interest in consolidated joint ventures				230			230
Total liabilities and equity	$(74,519)	$273,129	$1,246,972	$418,251		$(179,583)	$1,684,250

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$3	$(235)	$1,497,016	$311,730	$(4,988)	$1,803,526
Financial services			9,386	38,341		47,727
Intercompany charges		81,816	(104,212)	(2,325)	24,721	-
Total revenues	3	81,581	1,402,190	347,746	19,733	1,851,253
Expenses:
Homebuilding	8,608	123,511	1,373,360	295,390	10,670	1,811,539
Financial services	17		6,721	22,321		29,059
Total expenses	8,625	123,511	1,380,081	317,711	10,670	1,840,598
(Loss) gain on extinguishment of debt		(770,769)	770,009			(760)
Income from unconsolidated joint ventures			2,327	9,713		12,040
(Loss) income before income taxes	(8,622)	(812,699)	794,445	39,748	9,063	21,935
State and federal income tax (benefit) provision	(21,541)		12,181			(9,360)
Equity in income (loss) from subsidiaries	18,376	(11,514)	39,748		(46,610)	-
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$9	$(270)	$1,364,733	$87,124	$(4,978)	$1,446,618
Financial services			8,082	30,653		38,735
Intercompany charges		98,805	(120,094)	(3,590)	24,879	-
Total revenues	9	98,535	1,252,721	114,187	19,901	1,485,353
Expenses:
Homebuilding	3,030	150,297	1,300,728	79,899	5,334	1,539,288
Financial services	(28)		5,737	17,951	(12)	23,648
Total expenses	3,002	150,297	1,306,465	97,850	5,322	1,562,936
Loss on extinguishment of debt		(29,066)				(29,066)
Income from unconsolidated joint ventures			561	4,840		5,401
(Loss) income before income taxes	(2,993)	(80,828)	(53,183)	21,177	14,579	(101,248)
State and federal income tax (benefit) provision	(17,495)		(17,580)	24		(35,051)
Equity in (loss) income from subsidiaries	(80,699)	(1,521)	21,153		61,067	-
Net (loss) income	$(66,197)	$(82,349)	$(14,450)	$21,153	$75,646	$(66,197)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$21	$(245)	$1,103,249	$7,360	$(4,959)	$1,105,426
Financial services			5,523	23,958		29,481
Intercompany charges		114,592	(152,042)	(655)	38,105	-
Total revenues	21	114,347	956,730	30,663	33,146	1,134,907
Expenses:
Homebuilding	5,704	164,947	1,218,886	1,073	13,084	1,403,694
Financial services	307		4,809	16,263	(8)	21,371
Total expenses	6,011	164,947	1,223,695	17,336	13,076	1,425,065
Gain on extinguishment of debt		7,528				7,528
Loss from unconsolidated joint ventures			(712)	(8,246)		(8,958)
(Loss) income before income taxes	(5,990)	(43,072)	(267,677)	5,081	20,070	(291,588)
State and federal income tax (benefit) provision	(20,084)		14,583			(5,501)
Equity in (loss) income from subsidiaries	(300,181)	8,018	5,081		287,082	-
Net (loss) income	$(286,087)	$(35,054)	$(277,179)	$5,081	$307,152	$(286,087)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	29,653	797,892	(875,287)	(11,832)	37,547	(22,027)
Net cash provided by (used in) operating activities	60,948	(26,321)	(53,275)	27,916	-	9,268
Net cash provided by investing activities		235	11,819	18,231	-	30,285
Net cash (used in) provided by financing activities		(6,139)	52,914	(30,356)	-	16,419
Intercompany financing activities - net	(60,948)	78,598	(15,920)	(1,730)	-	-
Net increase (decrease) in cash	-	46,373	(4,462)	14,061	-	55,972
Cash and cash equivalents balance, beginning of period	-	197,097	(2,017)	78,152	-	273,232
Cash and cash equivalents balance, end of period	$-	$243,470	$(6,479)	$92,213	$-	$329,204

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(66,197)	$(82,349)	$(14,450)	$21,153	$75,646	$(66,197)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	37,030	53,114	124,875	(140,174)	(75,646)	(801)
Net cash (used in) provided by operating activities	(29,167)	(29,235)	110,425	(119,021)	-	(66,998)
Net cash provided by (used in) investing activities	-	146	(3,260)	1,614	-	(1,500)
Net cash provided by (used in) financing activities	47,221	(79,976)	49,670	74,075	-	90,990
Intercompany financing activities - net	(18,054)	194,040	(153,863)	(22,123)	-	-
Net increase (decrease) in cash	-	84,975	2,972	(65,455)	-	22,492
Cash and cash equivalents balance, beginning of period	-	112,122	(4,989)	143,607	-	250,740
Cash and cash equivalents balance, end of period	$-	$197,097	$(2,017)	$78,152	$-	$273,232

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(286,087)	$(35,054)	$(277,179)	$5,081	$307,152	$(286,087)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	93,926	(42,459)	352,320	(17,963)	(307,152)	78,672
Net cash (used in) provided by operating activities	(192,161)	(77,513)	75,141	(12,882)	-	(207,415)
Net cash provided by (used in) investing activities	-	-	(223)	1,418	-	1,195
Net cash provided by (used in) financing activities	54,899	56,428	2,367	(23,914)	-	89,780
Intercompany financing activities - net	137,252	(79,163)	(69,462)	11,373	-	-
Net (decrease) increase in cash	(10)	(100,248)	7,823	(24,005)	-	(116,440)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents balance, end of period	$-	$112,122	$(4,989)	$143,607	$-	$250,740

24. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2013 and 2012 is as follows:

	Three Months Ended
(In Thousands, Except Per Share Data)	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Revenues	$591,687	$478,357	$422,998	$358,211
Expenses	561,061	471,036	422,899	380,637
Inventory impairment loss and land option write-offs	1,486	623	2,191	665
(Loss) on extinguishment of debt	(760)	-	-	-
Income from unconsolidated joint ventures	5,234	3,690	827	2,289
Income (loss) before income taxes	33,614	10,388	(1,265)	(20,802)
State and federal income tax provision (benefit)	795	1,922	(2,583)	(9,494)
Net income (loss)	$32,819	$8,466	$1,318	$(11,308)
Per share data:
Basic:
Income (loss) per common share	$0.22	$0.06	$0.01	$(0.08)
Weighted-average number of common shares outstanding	145,821	146,056	145,948	141,725
Assuming dilution:
Income (loss) per common share	$0.21	$0.06	$0.01	$(0.08)
Weighted-average number of common shares outstanding	162,100	162,823	147,231	141,725

	Three Months Ended
(In Thousands, Except Per Share Data)	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Revenues	$487,045	$387,011	$341,698	$269,599
Expenses	481,996	395,221	364,678	308,511
Inventory impairment loss and land option write-offs	5,300	689	3,216	3,325
(Loss) gain on extinguishment of debt	(87,033)	6,230	27,039	24,698
Income (loss) from unconsolidated joint ventures	3,077	852	1,495	(23)
(Loss) income before income taxes	(84,207)	(1,817)	2,338	(17,562)
State and federal income tax provision (benefit)	203	(36,493)	536	703
Net (loss) income	$(84,410)	$34,676	$1,802	$(18,265)
Per share data:
Basic:
(Loss) income per common share	$(0.59)	$0.25	$0.02	$(0.17)
Weighted-average number of common shares outstanding	142,249	138,472	116,021	108,735
Assuming dilution:
(Loss) income per common share	$(0.59)	$0.25	$0.02	$(0.17)
Weighted-average number of common shares outstanding	142,249	138,552	116,117	108,735