Form 10-Q
period 2014-01-31
HOVNANIAN ENTERPRISES INC
filed 2014-03-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2014

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

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]  Accelerated Filer  [ X ]

Non-Accelerated Filer  [   ]  (Do not check if smaller reporting company)   Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 130,984,684 shares of Class A Common Stock and 14,805,405 shares of Class B Common Stock were outstanding as of March 3, 2014.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2014	October 31, 2013
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash	$282,476	$319,142
Restricted cash and cash equivalents	10,689	10,286
Inventories:
Sold and unsold homes and lots under development	834,575	752,749
Land and land options held for future development or sale	276,763	225,152
Consolidated inventory not owned:
Specific performance options	2,737	792
Other options	95,859	100,071
Total consolidated inventory not owned	98,596	100,863
Total inventories	1,209,934	1,078,764
Investments in and advances to unconsolidated joint ventures	53,323	51,438
Receivables, deposits, and notes – net	43,755	45,085
Property, plant, and equipment – net	45,647	46,211
Prepaid expenses and other assets	62,438	59,351
Total homebuilding	1,708,262	1,610,277

Financial services:
Cash	6,409	10,062
Restricted cash and cash equivalents	13,252	21,557
Mortgage loans held for sale at fair value	57,377	112,953
Other assets	1,961	4,281
Total financial services	78,999	148,853
Total assets	$1,787,261	$1,759,130

(1)  Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Amounts)

	January 31, 2014	October 31, 2013
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$71,190	$62,903
Accounts payable and other liabilities	272,297	307,764
Customers’ deposits	31,993	30,119
Nonrecourse mortgages secured by operating properties	17,462	17,733
Liabilities from inventory not owned	86,436	87,866
Total homebuilding	479,378	506,385

Financial services:
Accounts payable and other liabilities	21,802	32,874
Mortgage warehouse lines of credit	33,817	91,663
Total financial services	55,619	124,537

Notes payable:
Senior secured notes	978,937	978,611
Senior notes	611,378	461,210
Senior amortizing notes	19,004	20,857
Senior exchangeable notes	67,472	66,615
TEU senior subordinated amortizing notes	1,092	2,152
Accrued interest	26,977	28,261
Total notes payable	1,704,860	1,557,706
Income taxes payable	3,528	3,301
Total liabilities	2,243,385	2,191,929

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2014 and at October 31, 2013	135,299	135,299
Common stock, Class A, $.01 par value – authorized 400,000,000 shares; issued 136,660,223 shares at January 31, 2014 and 136,306,223 shares at October 31, 2013 (including 11,760,763 shares at January 31, 2014 and October 31, 2013 held in Treasury)	1,367	1,363
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,497,153 shares at January 31, 2014 and 15,347,615 shares at October 31, 2013 (including 691,748 shares at January 31, 2014 and October 31, 2013 held in Treasury)	155	153
Paid in capital – common stock	690,899	689,727
Accumulated deficit	(1,168,931)	(1,144,408)
Treasury stock – at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(456,571)	(433,226)
Noncontrolling interest in consolidated joint ventures	447	427
Total equity deficit	(456,124)	(432,799)
Total liabilities and equity	$1,787,261	$1,759,130

(1) Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2014	2013
Revenues:
Homebuilding:
Sale of homes	$355,181	$334,281
Land sales and other revenues	773	12,271
Total homebuilding	355,954	346,552
Financial services	8,094	11,659
Total revenues	364,048	358,211

Expenses:
Homebuilding:
Cost of sales, excluding interest	288,887	288,755
Cost of sales interest	9,490	10,280
Inventory impairment loss and land option write-offs	664	665
Total cost of sales	299,041	299,700
Selling, general and administrative	43,962	36,771
Total homebuilding expenses	343,003	336,471

Financial services	6,672	7,428
Corporate general and administrative	16,392	12,503
Other interest	23,333	24,000
Other operations	1,109	900
Total expenses	390,509	381,302
Income from unconsolidated joint ventures	2,571	2,289
Loss before income taxes	(23,890)	(20,802)
State and federal income tax provision (benefit):
State	633	233
Federal	-	(9,727)
Total income taxes	633	(9,494)
Net loss	$(24,523)	$(11,308)

Per share data:
Basic:
Loss per common share	$(0.17)	$(0.08)
Weighted-average number of common shares outstanding	145,982	141,725
Assuming dilution:
Loss per common share	$(0.17)	$(0.08)
Weighted-average number of common shares outstanding	145,982	141,725

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, October 31, 2013	124,545,460	$1,363	14,655,867	$153	5,600	$135,299	$689,727	$(1,144,408)	$(115,360)	$427	$(432,799)

Stock options, amortization and issuances	17,875						1,068				1,068

Restricted stock amortization, issuances and forfeitures	335,125	4	150,538	2			104				110

Conversion of Class B to Class A Common Stock	1,000		(1,000)								-

Changes in noncontrolling interest in consolidated joint ventures										20	20

Net loss								(24,523)			(24,523)

Balance, January 31, 2014	124,899,460	$1,367	14,805,405	$155	5,600	$135,299	$690,899	$(1,168,931)	$(115,360)	$447	$(456,124)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(24,523)	$(11,308)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	853	1,462
Compensation from stock options and awards	3,530	1,149
Amortization of bond discounts and deferred financing costs	2,380	1,844
Gain on sale and retirement of property and assets	(5)	(76)
Income from unconsolidated joint ventures	(2,571)	(2,289)
Distributions of earnings from unconsolidated joint ventures	249	400
Inventory impairment and land option write-offs	664	665
Decrease (increase) in assets:
Mortgage notes receivable	55,576	44,600
Restricted cash, receivables, prepaids, deposits and other assets	10,018	41,162
Inventories	(131,834)	(25,087)
Increase (decrease) in liabilities:
State and federal income tax liabilities	227	(9,503)
Customers’ deposits	1,874	5,049
Accounts payable, accrued interest and other accrued liabilities	(47,490)	(42,293)
Net cash (used in) provided by operating activities	(131,052)	5,775
Cash flows from investing activities:
Proceeds from sale of property and assets	5	81
Purchase of property, equipment, and other fixed assets and acquisitions	(95)	(447)
Decrease in restricted cash related to mortgage company	(343)	-
Investments in and advances to unconsolidated joint ventures	(116)	(2,457)
Distributions of capital from unconsolidated joint ventures	553	12,538
Net cash provided by investing activities	4	9,715
Cash flows from financing activities:
Proceeds from mortgages and notes	24,110	13,765
Payments related to mortgages and notes	(16,094)	(7,893)
Proceeds from model sale leaseback financing programs	6,043	2,121
Payments related to model sale leaseback financing programs	(1,175)	(2,199)
Proceeds from land bank financing program	926	10,206
Payments related to land bank financing program	(9,031)	(9,706)
Proceeds from senior notes	150,000	-
Net payments related to mortgage warehouse lines of credit	(57,846)	(55,447)
Deferred financing costs from land bank financing programs and note issuances	(3,291)	(475)
Principal payments and debt repurchases	(2,913)	(941)
Net cash provided by (used in) financing activities	90,729	(50,569)
Net decrease in cash and cash equivalents	(40,319)	(35,079)
Cash and cash equivalents balance, beginning of period	329,204	273,232
Cash and cash equivalents balance, end of period	$288,885	$238,153

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended January 31,
	2014	2013
Supplemental disclosures of cash flow:
Cash paid during the period for income taxes	$406	$9

Supplemental disclosure of noncash financing activities:

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

1.     Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2013 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.     Stock Compensation

For the three months ended January 31, 2014 and 2013, the Company’s total stock-based compensation expense was $3.5 million and $1.1 million, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $1.0 million and $0.7 million for the three months ended January 31, 2014 and 2013, respectively.

3.     Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2014	2013

Interest capitalized at beginning of period	$105,093	$116,056
Plus interest incurred(1)	34,819	32,653
Less cost of sales interest expensed	9,490	10,280
Less other interest expensed(2)(3)	23,333	24,000
Interest capitalized at end of period(4)	$107,089	$114,429

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2014	2013
Other interest expensed	$23,333	$24,000
Interest paid by our mortgage and finance subsidiaries	736	877
Decrease (increase) in accrued interest	1,284	(8,220)
Cash paid for interest, net of capitalized interest	$25,353	$16,657

(4)	Capitalized interest amounts are shown gross before allocating any portion of the impairments to capitalized interest.

4.     Depreciation

Accumulated depreciation at January 31, 2014 and October 31, 2013 was $75.8 million and $75.2 million, respectively, for our homebuilding property, plant and equipment.

5.     Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. We did not record impairments during the three months ended January 31, 2014. For the three months ended January 31, 2013, our discount rate used for the impairments recorded was 18.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2014, we evaluated inventories of all 377 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for four of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $17.2 million. Of those communities tested for impairment, two communities with an aggregate carrying value of $16.2 million had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we did not record any impairment losses for the three months ended January 31, 2014, but recorded $0.6 million for the three months ended January 31, 2013, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2013 (there were no impairments for the three months ended January 31, 2014):

(Dollars in millions)	Three Months Ended January 31, 2013
	Number of Communities	Dollar Amount of Impairment(1)	Pre- Impairment Value(2)
Northeast	1	$0.6	$2.9
Mid-Atlantic	1	-	0.1
Midwest	-	-	-
Southeast	1	-	0.4
Southwest	-	-	-
West	-	-	-
Total	3	$0.6	$3.4

(1) During the three months ended January 31, 2013, total impairments were $587 thousand. The impairments were in the Northeast totaling $568 thousand, in the Mid-Atlantic totaling $2 thousand and in the Southeast totaling $17 thousand.

(2) Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.7 million and $0.1 million for the three months ended January 31, 2014 and 2013, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total cost written off.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014		2013
(Dollars in millions)	Number of Walk-Away Lots(1)	Dollar Amount of Write-Offs(2)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(3)

Northeast	199	$0.4	-	$-
Mid-Atlantic	433	0.1	140	-
Midwest	265	-	-	-
Southeast	527	0.1	-	-
Southwest	112	0.1	45	-
West	-	-	-	-
Total	1,536	$0.7	185	$0.1

(1) During the three months ended January 31, 2014, we walked-away from a significant number of lots that were optioned during the latter half of fiscal 2013. Most of these walk-aways occurred during the initial due diligence period when any deposits are still refundable, and therefore, the write-offs associated with these walk-aways primarily related to investigation costs and not deposit forfeitures.

(2) During the three months ended January 31, 2014, there were write-offs in the Midwest totaling $21 thousand.

(3) During the three months ended January 31, 2013 there were write-offs totaling $79 thousand. The write-offs were in the Northeast totaling $29 thousand, in the Mid-Atlantic totaling $6 thousand, in the Southeast totaling $19 thousand, in the Southwest totaling $11 thousand and in the West totaling $14 thousand.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2014, we did not mothball any new communities, or re-activate or sell any communities which were previously mothballed. As of January 31, 2014, the net book value associated with our 50 total mothballed communities was $116.3 million, net of impairment charges recorded in prior periods of $431.3 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2014, we had $2.7 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $2.5 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our balance sheet in accordance with GAAP.

During fiscal 2012, 2013 and 2014, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2014, inventory of $52.6 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $50.6 million recorded to “Liabilities from inventory not owned.”

In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP ("GSO"), which continued through the first quarter of fiscal 2014, whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2014, inventory of $43.3 million was recorded as “Consolidated inventory not owned – other options”, with a corresponding amount of $33.3 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

6.     Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the value of their services. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2014 and 2013, we received $0.4 million and $0.5 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,
(In thousands)	2014	2013

Balance, beginning of period	$131,028	$121,149
Additions – Selling, general and administrative	4,541	4,189
Additions – Cost of sales	2,046	2,795
Charges incurred during the period	(4,538)	(6,998)
Changes to pre-existing reserves	-	-
Balance, end of period	$133,077	$121,135

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $2.9 million and $1.0 million for the three months ended January 31, 2014 and 2013, respectively, for prior year deliveries. In the first quarter of fiscal 2014, we settled a construction defect claim relating to the West segment which made up the majority of the payments.

7.    Commitments and Contingent Liabilities

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. Accordingly, the matter is proceeding in the Superior Court and discovery is ongoing. The plaintiff class seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants believe there is insurance coverage available for this action. The Company Defendants motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. It is not possible to estimate a loss or range of loss related to this matter at this time.

8.     Restricted Cash and Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At both January 31, 2014 and October 31, 2013, we had no cash equivalents in “Homebuilding: Cash” or “Financial services: Cash” as the full balance of cash and cash equivalents was held as cash. However, “Homebuilding: Restricted cash and cash equivalents” and “Financial services: Restricted cash and cash equivalents” both included cash equivalents at January 31, 2014 and October 31, 2013.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled to $23.9 million and $31.9 million as of January 31, 2014 and October 31, 2013, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance are homebuilding and financial services customers’ deposits of $5.5 million and $13.3 million at January 31, 2014, respectively, and $5.1 million and $21.6 million as of October 31, 2013, respectively, which are restricted from use by us.

Total Homebuilding Customers’ deposits are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ escrow cash balances because, in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

9.     Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.”

At January 31, 2014 and October 31, 2013, respectively, $35.2 million and $94.1 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheet. In the first quarter of fiscal 2014 and 2013, we received 6 and 13 repurchase or make-whole inquiries, respectively.

The activity in our loan origination reserves during the three months ended January 31, 2014 and 2013 was as follows:

	Three Months Ended January 31,
(In thousands)	2014	2013

Loan origination reserves, beginning of period	$11,036	$9,334
Provisions for losses during the period	401	626
Adjustments to pre-existing provisions for losses from changes in estimates	(559)	(192)
Payments/settlements	(159)	(650)
Loan origination reserves, end of period	$10,719	$9,118

10.   Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $71.2 million, as well as our corporate headquarters totaling $17.5 million, at January 31, 2014, which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $72.0 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017, $1.5 million in 2018 and $11.3 million after 2018. The interest rates on these obligations range from 4.0% to 8.8% at January 31, 2014.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2014, there were no borrowings and $24.2 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million of letters of credit outstanding at both January 31, 2014 and October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.1 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2014 to extend the maturity date to January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.1565% at January 31, 2014, subject to a floor of 0.375%, plus the applicable margin of 2.875%. Therefore, at January 31, 2014, the interest rate was 3.25%. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $18.7 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $9.2 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through June 20, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.45% at January 31, 2014, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $5.9 million and $27.4 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.    Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of January 31, 2014 and October 31, 2013, were as follows:

(In thousands)	January 31, 2014	October 31, 2013
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,121	53,119
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	128,816	128,492
Total Senior Secured Notes	$978,937	$978,611
Senior Notes:
6.25% Senior Notes due January 15, 2015	21,438	21,438
11.875% Senior Notes due October 15, 2015 (net of discount)	60,132	60,044
6.25% Senior Notes due January 15, 2016 (net of discount)	172,233	172,153
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	-
Total Senior Notes	$611,378	$461,210
11.0% Senior Amortizing Notes due December 1, 2017	$19,004	$20,857
Senior Exchangeable Notes due December 1, 2017	$67,472	$66,615
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$1,092	$2,152

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable, and senior subordinated amortizing notes outstanding at January 31, 2014 (see Note 23). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $589.2 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $223.3 million as of January 31, 2014, which included $5.1 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2014, the collateral securing the guarantees included (1) $64.3 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $94.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $43.0 million as of January 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes, senior notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principle amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and will be included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” in the second quarter of fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 below for additional information.

12.   Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consisted of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”). Each TEU could be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components could be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs was recorded as debt, and the Purchase Contract component of the TEUs was recorded in equity as additional paid in capital. We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital. As of January 31, 2014, 2.2 million Purchase Contracts had been converted into 10.4 million shares of our Class A Common Stock, none of which were converted during the three months ended January 31, 2014.

As of January 31, 2014, we had an aggregate principal amount of $1.1 million Senior Subordinated Amortizing Notes outstanding. On each February 15, May 15, August 15 and November 15, K. Hovnanian paid holders of the Senior Subordinated Amortizing Notes equal quarterly cash installments of $0.453125 per Senior Subordinated Amortizing Note, which cash payments in the aggregate were equivalent to 7.25% per year with respect to each $25 stated amount of TEUs. Each installment constituted a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Senior Subordinated Amortizing Notes, allocated as set forth in the amortization schedule provided in the indenture under which the Senior Subordinated Amortizing Notes were issued. The Senior Subordinated Amortizing Notes had a scheduled final installment payment date of February 15, 2014.

On February 15, 2014, each Purchase Contract (unless such Purchase Contract had been earlier settled) automatically settled and we delivered a number of shares of Class A Common Stock (which would be between 4.7655 shares and 5.8140 shares per Purchase Contract), based on the applicable market value of our Class A Common Stock, as defined in the purchase contract agreement.

The final quarterly cash installment payment of $0.453125 per Senior Subordinated Amortizing Note was due on February 15, 2014 and was paid to holders thereof on February 18, 2014 (which was the next business day). On February 18, 2014, (which was the first business day after the mandatory settlement date of February 15, 2014) we issued to holders of Purchase Contracts an aggregate of 6,085,224 shares of our Class A Common Stock in settlement of an aggregate of 1,276,933 Purchase Contracts (such amount was based on a settlement rate of 4.7655 shares of Class A Common Stock for each Purchase Contract). In addition, we paid a de minimis amount of cash to holders of the Purchase Contracts in lieu of fractional shares.

13.   Senior Exchangeable Notes

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of January 31, 2014, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

14.   Per Share Calculation

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted–average number of shares for the three months ended January 31, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which were issuable in the future with no additional cash required to be paid by the holders thereof. This number of shares represented the minimum number of shares that would, under all circumstances, be issuable upon settlement of the Purchase Contracts. As discussed in Note 12, the actual number of shares of Class A Common stock we issued upon settlement of the Purchase Contracts in February 2014 was 4.7655 shares per Purchase Contract (which was the minimum settlement rate). Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding nonvested shares that contain nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income. The Company’s restricted common stock (“nonvested shares”) are considered participating securities.

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 1.3 million and 1.4 million for the three months ended January 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the three months ended January 31, 2014 and 2013, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.2 million and 1.4 million for the three months ended January 31, 2014 and 2013, respectively, because to do so would have been anti-dilutive for the periods presented.

15.   Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2014 and 2013, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

16.   Common Stock

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2014. As of January 31, 2014, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

17.   Income Taxes

The total income tax expense of $0.6 million recognized for the three months ended January 31, 2014 was primarily due to various state tax expenses and state tax reserves for uncertain state tax positions.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of January 31, 2014. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Our valuation allowance for deferred taxes amounted to $933.8 million and $927.1 million at January 31, 2014 and October 31, 2013, respectively. The valuation allowance increased during the three months ended January 31, 2014 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period.

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

 (2) Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia)

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Income before income taxes for the Homebuilding segment consists of revenues generated from the sales of homes and land, income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses, interest expense and noncontrolling interest expense. Income before income taxes for the Financial Services segment consists of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2014	2013

Revenues:
Northeast	$53,253	$54,835
Mid-Atlantic	60,520	52,719
Midwest	43,758	32,333
Southeast	39,141	28,961
Southwest	128,577	131,624
West	30,750	46,103
Total homebuilding	355,999	346,575
Financial services	8,094	11,659
Corporate and unallocated	(45)	(23)
Total revenues	$364,048	$358,211

(Loss) income before income taxes:
Northeast	$(6,061)	$(4,887)
Mid-Atlantic	1,913	925
Midwest	2,355	1,200
Southeast	1,431	590
Southwest	10,405	8,103
West	(359)	(1,095)
Homebuilding income before income taxes	9,684	4,836
Financial services income before income taxes	1,422	4,231
Corporate and unallocated	(34,996)	(29,869)
Loss before income taxes	$(23,890)	$(20,802)

(In thousands)	January 31, 2014	October 31, 2013

Assets:
Northeast	$320,254	$323,152
Mid-Atlantic	261,445	240,486
Midwest	124,355	104,596
Southeast	124,532	101,410
Southwest	359,956	305,878
West	149,347	130,545
Total homebuilding	1,339,889	1,206,067
Financial services	78,999	148,853
Corporate and unallocated	368,373	404,210
Total assets	$1,787,261	$1,759,130

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2014 and October 31, 2013 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2014, we had total cash and letters of credit deposits amounting to approximately $73.0 million to purchase land and lots with a total purchase price of $996.4 million. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	January 31, 2014
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$31,376	$444	$31,820
Inventories	105,593	11,838	117,431
Other assets	5,360	-	5,360
Total assets	$142,329	$12,282	$154,611

Liabilities and equity:
Accounts payable and accrued liabilities	$25,752	$4,517	$30,269
Notes payable	19,648	-	19,648
Total liabilities	45,400	4,517	49,917
Equity of:
Hovnanian Enterprises, Inc.	42,979	2,850	45,829
Others	53,950	4,915	58,865
Total equity	96,929	7,765	104,694
Total liabilities and equity	$142,329	$12,282	$154,611
Debt to capitalization ratio	17%	0%	16%

(Dollars in thousands)	October 31, 2013
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,102	$639	$30,741
Inventories	101,735	11,080	112,815
Other assets	6,868	-	6,868
Total assets	$138,705	$11,719	$150,424

Liabilities and equity:
Accounts payable and accrued liabilities	$28,016	$4,047	$32,063
Notes payable	23,904	-	23,904
Total liabilities	51,920	4,047	55,967
Equity of:
Hovnanian Enterprises, Inc.	44,141	2,703	46,844
Others	42,644	4,969	47,613
Total equity	86,785	7,672	94,457
Total liabilities and equity	$138,705	$11,719	$150,424
Debt to capitalization ratio	22%	0%	20%

As of January 31, 2014 and October 31, 2013, we had advances outstanding of approximately $7.5 million and $4.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $53.3 million and $51.4 million at January 31, 2014 and October 31, 2013, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of its community indicate that the carrying amount is not recoverable. During fiscal 2013 and the first three months of fiscal 2014, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained any impairment during those periods.

	For the Three Months Ended January 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$51,275	$1,914	$53,189
Cost of sales and expenses	(46,080)	(1,619)	(47,699)
Joint venture net income	$5,195	$295	$5,490
Our share of net income	$2,548	$147	$2,695

	For the Three Months Ended January 31, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$60,143	$7,814	$67,957
Cost of sales and expenses	(56,288)	(2,949)	(59,237)
Joint venture net income	$3,855	$4,865	$8,720
Our share of net (loss) income	$(93)	$2,433	$2,340

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and 2013, is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $2.1 million and $2.8 million, for the three months ended January 31, 2014 and 2013, respectively, are recorded in “Homebuilding Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 16%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

21.   Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning November 1, 2015 and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

22.   Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2014	Fair Value at October 31, 2013

Mortgage loans held for sale (1)	Level 2	$58,196	$113,739
Interest rate lock commitments	Level 2	249	369
Forward contracts	Level 2	(1,068)	(1,155)
		$57,377	$112,953

(1)  The aggregate unpaid principal balance was $54.7 million and $107.7 million at January 31, 2014 and October 31, 2013, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of January 31, 2014. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $389.9 million at January 31, 2014. Loans in process for which interest rates were committed to the borrowers totaled approximately $38.3 million as of January 31, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2014, the segment had open commitments amounting to $29.0 million to sell MBS with varying settlement dates through March 13, 2014.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,434)	$(120)	$87

	Three Months Ended January 31, 2013
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,037)	$(207)	$204

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2013. The company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2014. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended January 31, 2013

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,895	$(568)	$2,327
Land and land options held for future development or sale	Level 3	$485	$(19)	$466

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We did not record any inventory impairments for the three months ended January 31, 2014. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $0.6 million for the three months ended January 31, 2013.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019 (the “2019 Notes”), the senior exchangeable notes and the senior amortizing notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $501.8 million and $1.3 million, respectively, as of January 31, 2014. As of October 31, 2013 the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $493.4 million and $2.2 million, respectively.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes was estimated at $152.3 million, $1.0 billion, $19.0 million and $96.3 million, respectively, as of January 31, 2014. As of October 31, 2013, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1.0 billion, $20.9 million and $86.8 million, respectively.

23.   Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of January 31, 2014, had issued and outstanding approximately $992.0 million of senior secured notes ($978.9 million, net of discount), $612.6 million senior notes ($611.4 million, net of discount), $19.0 million senior amortizing notes and $67.5 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units) and $1.1 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes (except for the 2019 Notes), senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended. The 2019 Notes, 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes and the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 31, 2014

(In Thousands)

	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$		$251,445	$1,155,062	$320,665		$(18,910)	$1,708,262
Financial services				8,870	70,129			78,999
Intercompany receivable			1,256,322		11,491		(1,267,813)	-
Investments in and amounts due to and from consolidated subsidiaries		(86,426)	(9,804)	301,584			(205,354)	-
Total assets		$(86,426)	$1,497,963	$1,465,516	$402,285		$(1,492,077)	$1,787,261

LIABILITIES AND EQUITY:
Homebuilding		$1,737	$37	$424,713	$52,891	$		$479,378
Financial services				8,446	47,173			55,619
Notes payable			1,701,709	2,961	190			1,704,860
Intercompany payable		329,767		982,693			(1,312,460)	-
Income taxes payable (receivable)		38,641		(35,113)				3,528
Stockholders’ (deficit) equity		(456,571)	(203,783)	81,816	301,584		(179,617)	(456,571)
Noncontrolling interest in consolidated joint ventures					447			447
Total liabilities and equity		$(86,426)	$1,497,963	$1,465,516	$402,285		$(1,492,077)	$1,787,261

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2013

(In Thousands)

	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$		$277,800	$1,020,435	$312,042	$		$1,610,277
Financial services				14,570	134,283			148,853
Intercompany receivable			1,093,906		14,489		(1,108,395)	-
Investments in and amounts due to and from consolidated subsidiaries		(62,298)	2,275	286,216			(226,193)	-
Total assets		$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130

LIABILITIES AND EQUITY:
Homebuilding		$3,798	$491	$437,767	$64,329	$		$506,385
Financial services				14,789	109,748			124,537
Notes payable			1,555,336	2,276	94			1,557,706
Intercompany payable		326,262		805,774			(1,132,036)	-
Income taxes payable (receivable)		40,868		(37,567)				3,301
Stockholders’ (deficit) equity		(433,226)	(181,846)	98,182	286,216		(202,552)	(433,226)
Noncontrolling interest in consolidated joint ventures					427			427
Total liabilities and equity		$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2014

(In Thousands)

	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Revenues:
Homebuilding	$		$(46)	$283,038	$72,962	$		$355,954
Financial services				1,835	6,259			8,094
Intercompany charges			21,367	(21,262)	(249)		144	-
Total revenues			21,321	263,611	78,972		144	364,048

Expenses:
Homebuilding		3,983	31,179	289,618	61,009		(1,952)	383,837
Financial services		4		1,525	5,143			6,672
Total expenses		3,987	31,179	291,143	66,152		(1,952)	390,509
Income from unconsolidated joint ventures				23	2,548			2,571
(Loss) income before income taxes		(3,987)	(9,858)	(27,509)	15,368		2,096	(23,890)
State and federal income tax (benefit) provision		(3,592)		4,225				633
Equity in (loss) income of consolidated subsidiaries		(24,128)	(12,079)	15,368			20,839	-
Net (loss) income		$(24,523)	$(21,937)	$(16,366)	$15,368		$22,935	$(24,523)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$2	$(45)	$299,015	$48,827	$(1,247)	$346,552
Financial services			2,077	9,582		11,659
Intercompany charges		20,200	(25,321)	(874)	5,995	-
Total revenues	2	20,155	275,771	57,535	4,748	358,211

Expenses:
Homebuilding	348	29,861	297,770	43,413	2,482	373,874
Financial services	4		1,842	5,582		7,428
Total expenses	352	29,861	299,612	48,995	2,482	381,302
(Loss) gain on extinguishment of debt		(770,009)	770,009			-
Income (loss) from unconsolidated joint ventures			2,382	(93)		2,289
(Loss) income before income taxes	(350)	(779,715)	748,550	8,447	2,266	(20,802)
State and federal income tax (benefit) provision	(14,361)		4,867			(9,494)
Equity in (loss) income of consolidated subsidiaries	(25,319)	(11,118)	8,447		27,990	-
Net (loss) income	$(11,308)	$(790,833)	$752,130	$8,447	$30,256	$(11,308)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,523)	$(21,937)	$(16,366)	$15,368	$22,935	$(24,523)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(3,110)	1,280	(114,750)	32,986	(22,935)	(106,529)
Net cash (used in) provided by operating activities	(27,633)	(20,657)	(131,116)	48,354		(131,052)
Net cash provided by (used in) investing activities		215	(363)	152		4
Net cash provided by (used in) financing activities		144,328	10,772	(64,371)		90,729
Intercompany investing and financing activities – net	27,633	(150,337)	119,706	2,998		-
Net decrease in cash		(26,451)	(1,001)	(12,867)		(40,319)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$217,019	$(7,480)	$79,346	$-	$288,885

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,308)	$(790,833)	$752,130	$8,447	$30,256	$(11,308)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	5,954	768,380	(761,062)	31,396	(27,585)	17,083
Net cash (used in) provided by operating activities	(5,354)	(22,453)	(8,932)	39,843	2,671	5,775
Net cash used in investing activities		259	5,722	3,734		9,715
Net cash (used in) provided by financing activities		(1,200)	9,225	(58,594)		(50,569)
Intercompany investing and financing activities – net	5,354	10,018	(9,728)	(2,973)	(2,671)	-
Net decrease in cash		(13,376)	(3,713)	(17,990)		(35,079)
Cash and cash equivalents balance, beginning of period		197,097	(2,017)	78,152		273,232
Cash and cash equivalents balance, end of period	$-	$183,721	$(5,730)	$60,162	$-	$238,153

24.   Transactions with Related Parties

During the three months ended January 31, 2014 and 2013, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.2 million for both periods. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

25.   Subsequent Events

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principle amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. See Note 11 for additional information. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and will be included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” in the second quarter of fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 for additional information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of fiscal 2014, the housing market continued its recovery, but at a slower pace than expected, and, as a result, we experienced mixed operating trends for the three months ended January 31, 2014 compared to the same period of fiscal 2013, such as: an increase in gross margin percentage, before cost of sales interest expense and land charges, from 17.0% to 18.8%; net contracts decrease of 8.6%; and an increase in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue from 13.8% to 16.6%. In addition, our contract cancellation rate was 18% for the first quarter of fiscal 2014, which is slightly below what we believe to be a normalized level of approximately 20%. Active selling communities were 193 and 175 at January 31, 2014 and 2013, respectively. Net contracts per average active selling community decreased to 5.7 for the three months ended January 31, 2014, compared to 6.9 in the same period in the prior year. While homebuilding revenue increased by $9.4 million for the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013 due to an increase in average sales price, delivery volume decreased due to a slower than anticipated sales pace, as well as poor weather conditions and shortages in labor and certain materials in some markets, extending the homebuilding cycle.

Our gross margin percentage, before cost of sales interest expense and land charges, and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues had unfavorable variances when comparing sequentially from the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014. Gross margin percentage decreased from 22.6% to 18.8% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues increased from 10.6% to 16.6%, as compared to the fourth quarter of fiscal 2013. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries decreased from the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014, selling, general and administrative costs as a percentage of revenues increased. The decrease in gross margin percentage resulted primarily from the delivery volume decrease.

Based on the 10% increase of homes in backlog, higher gross margin percentage and community count at January 31, 2014 compared to January 31, 2013, we believe that we are well-positioned for stronger results as the year progresses. However, the slower than expected first quarter of fiscal 2014, as well as several challenges, such as those discussed above, which contributed to the delivery volume decrease, as well as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment, higher mortgage interest rates and the potential for more foreclosures, continue to threaten a recovery in the housing market and, consequently, our performance. Our recent mixed operating results and other national data indicate that there has been a slowdown in the housing recovery. Both national new home sales and our home sales remain below historical levels. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain at below–normal levels with uneven results across our operating markets.

During the prolonged downturn of the housing market, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace. We delayed and cancelled planned land purchases, renegotiated land prices, and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. Since January 2009, however, we began to see more opportunities to purchase land at prices that made economic sense in light of our then current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first quarter of fiscal 2014, we opened for sale 24 new communities, purchased approximately 2,400 lots within 146 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009), and optioned approximately 3,000 lots in 54 newly identified communities. We continue to consider and make new land acquisitions to replenish or grow our community count. As a result, our active community count increased by one community from October 31, 2013 to 193 communities at January 31, 2014 (the net result of opening 24 new and closing 23 old communities) and also increased by 18 from 175 communities at January 31, 2013. We expect a number of new communities will open during the remainder of fiscal 2014. Homebuilding selling, general and administrative expenses increased $7.2 million from $36.8 million in the first quarter of fiscal 2013 to $44.0 million for the first quarter of fiscal 2014 in connection with increased headcount and advertising costs to support our increase in community count. These expenses also increased as a percentage of total homebuilding revenues from 10.6% to 12.4%, due to the decrease in the number of homes delivered across our operating segments while we increased expenses related to the new communities. Corporate general and administrative expenses as a percentage of total revenue increased from 3.5% in the first quarter of fiscal 2013 to 4.5% in the first quarter of fiscal 2014. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2013, our most critical accounting policies relate to revenue recognition, inventories, land options, unconsolidated joint ventures, warranty, insurance and income taxes. Since October 31, 2013, there have been no significant changes to those critical accounting policies.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we have had such facilities for our homebuilding operations) and the issuance of new debt and equity securities. During the prolonged housing market downturn that began in late 2006, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2009. The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce debt (notes payable, excluding accrued interest) during fiscal 2009 by approximately $754 million. Since the latter half of fiscal 2009, we have seen more opportunities to purchase land at prices that make economic sense given the then-current home sales prices and sales paces. As such, since that time, despite acquiring new land at higher levels than in the previous few years, we have been able to further reduce our debt.

During the first quarter of fiscal 2014, we issued $150.0 million of new senior unsecured notes. Despite this additional capital, our homebuilding cash balance at January 31, 2014 decreased by $36.7 million from October 31, 2013. The significant use of cash during the first three months of fiscal 2014 was primarily due to spending $181.7 million on land and land development. The remaining change in cash came from normal operations.

Our cash uses during the three months ended January 31, 2014 and 2013 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, financing transactions, debt issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues and other revenues. In June 2013, we enhanced our liquidity by entering into a $75 million unsecured revolving credit facility, discussed below. We believe that these sources of cash will be sufficient through fiscal 2014 to finance our working capital requirements and other needs.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory.When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2014, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2014, there were no borrowings and $24.2 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million of letters of credit outstanding at both January 31, 2014 and October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.1 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2014 to extend the maturity date to January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.1565% at January 31, 2014, subject to a floor of 0.375%, plus the applicable margin of 2.875%. Therefore, at January 31, 2014, the interest rate was 3.25%. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $18.7 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 28, 2013 to extend the maturity date to May 27, 2014, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 3.0% to 5.5% based on the takeout investor and type of loan. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $9.2 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on January 2, 2013, that is a short-term borrowing facility that provides up to $50.0 million through June 20, 2014. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.45% at January 31, 2014, plus the applicable margin ranging from 3.75% to 4.0% based on the takeout investor and type of loan. As of January 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $5.9 million and $27.4 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Credit Suisse Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of January 31, 2014, we had an aggregate of $992.0 million of outstanding senior secured notes ($978.9 million, net of discount), an aggregate of $612.6 million of outstanding senior notes ($611.4 million, net of discount), $19.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13), $67.5 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13) and $1.1 million 7.25% Senior Subordinated Amortizing Notes (issued as part of our 7.25% Tangible Equity Units and discussed in Note 12). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing, senior exchangeable and senior subordinated amortizing notes outstanding at January 31, 2014 (see Note 23). In addition, the 2021 Notes (defined below) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

Our 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and our 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $589.2 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $223.3 million as of January 31, 2014, which included $5.1 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to our 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”) of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2014, the collateral securing the guarantees included (1) $64.3 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $94.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $43.0 million as of January 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes, senior notes, and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 13 to the Condensed Consolidated Financial Statements), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principle amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and will be included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” in the second quarter of fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for corporate general purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Total inventory, excluding consolidated inventory not owned, increased $133.4 million during the three months ended January 31, 2014. Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $12.9 million, in the Midwest by $18.5 million, in the Southeast by $28.1 million, in the Southwest by $54.2 million and in the West by $23.1 million. This increase was partially offset by a decrease in the Northeast of $3.4 million. The increases were primarily attributable to new land purchases and land development during the quarter, offset by home deliveries. The decrease in the Northeast during the quarter was due to delivering homes at a faster pace than purchasing new land to replenish our inventory. During the three months ended January 31, 2014, we did not incur any impairments. However, we wrote-off costs in the amount of $0.7 million during the three months ended January 31, 2014 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2014 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $2.2 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our balance sheet in accordance with accounting principles generally accepted in the United States. The decrease from October 31, 2013 to January 31, 2014 was primarily due to a decrease in land banking transactions, offset by an increase in the sale and leaseback of certain model homes during the first quarter of fiscal 2014. We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2014, inventory of $52.6 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $50.6 million recorded to “Liabilities from inventory not owned.” In addition, we entered into a land banking arrangement in fiscal 2012 with GSO Capital Partners LP (“GSO”) that continued through the first quarter of fiscal 2014 whereby we sold a portfolio of our land parcels to GSO, and GSO provided us an option to purchase back finished lots on a quarterly basis. Because of our option to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, this transaction is considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2014, inventory of $43.3 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $33.3 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2014, we had $2.7 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options,” with a corresponding liability of $2.5 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in "Land and land options held for future development or sale" are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property. As of January 31, 2014, we have mothballed land in 50 communities. The book value associated with these communities at January 31, 2014 was $116.3 million, net of impairment charges recorded in prior periods of $431.3 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2014, we did not mothball any new communities, or re-activate or sell any previously mothballed communities. Our inventory representing “Land and land options held for future development or sale” at January 31, 2014, on the Condensed Consolidated Balance Sheets, increased by $51.6 million compared to October 31, 2013. The increase was primarily due to the acquisition of new land in all segments during the first quarter of fiscal 2014, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $2.3 million of our total inventories at January 31, 2014, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following table summarizes home sites included in our total residential real estate. The slight increase in total home sites available at January 31, 2014 compared to October 31, 2013 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2014:

Northeast	12	1,085	3,622	4,707
Mid-Atlantic	32	2,749	2,844	5,593
Midwest	27	2,974	1,960	4,934
Southeast	21	1,531	2,335	3,866
Southwest	91	5,551	1,856	7,407
West	10	1,343	4,851	6,194

Consolidated total	193	15,233	17,468	32,701

Unconsolidated joint ventures	9	1,762	565	2,327

Total including unconsolidated joint ventures	202	16,995	18,033	35,028

Owned		8,868	9,548	18,416
Optioned		6,100	7,920	14,020

Controlled lots		14,968	17,468	32,436

Construction to permanent financing lots		265	-	265

Consolidated total		15,233	17,468	32,701

Lots controlled by unconsolidated joint ventures		1,762	565	2,327

Total including unconsolidated joint ventures		16,995	18,033	35,028

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2013:

Northeast	12	1,142	3,626	4,768
Mid-Atlantic	29	2,645	2,953	5,598
Midwest	27	3,083	1,709	4,792
Southeast	24	1,257	2,578	3,835
Southwest	88	4,945	2,115	7,060
West	12	1,410	4,634	6,044

Consolidated total	192	14,482	17,615	32,097

Unconsolidated joint ventures	10	1,864	749	2,613

Total including unconsolidated joint ventures	202	16,346	18,364	34,710

Owned		7,470	8,856	16,326
Optioned		6,764	8,759	15,523

Controlled lots		14,234	17,615	31,849

Construction to permanent financing lots		248	-	248

Consolidated total		14,482	17,615	32,097

Lots controlled by unconsolidated joint ventures		1,864	749	2,613

Total including unconsolidated joint ventures		16,346	18,364	34,710

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase from October 31, 2013 to January 31, 2014 is due to a focused effort to improve top line revenue growth by increasing our number of started unsold homes available for expedited delivery.

	January 31, 2014			October 31, 2013

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	102	12	114	95	14	109
Mid-Atlantic	87	5	92	78	9	87
Midwest	12	10	22	17	8	25
Southeast	67	14	81	57	9	66
Southwest	420	18	438	346	13	359
West	57	8	65	40	8	48

Total	745	67	812	633	61	694

Started or completed unsold homes and models per active selling communities (1)	3.9	0.3	4.2	3.3	0.3	3.6

(1)

Active selling communities, (which are communities that are open for sale with 10 or more home sites available) were 193 and 192 at January 31, 2014 and October 31, 2013, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Investments in and advances to unconsolidated joint ventures increased $1.9 million to $53.3 million at January 31, 2014 compared to October 31, 2013. The increase was primarily due to the timing of advances at January 31, 2014 as compared to October 31, 2013. As of January 31, 2014, we had investments in seven homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes decreased $1.3 million from October 31, 2013 to $43.8 million at January 31, 2014. The decrease was primarily due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, along with certain notes receivable collected during the first quarter of fiscal 2014. Offsetting these decreases were increases for new receivables from our insurance carriers for certain warranty claims.

Prepaid expenses and other assets were as follows as of:

(in thousands)	January 31, 2014	October 31, 2013	Dollar Change

Prepaid insurance	$3,282	$3,213	$69
Prepaid project costs	26,603	23,841	2,762
Net rental properties	1,800	1,975	(175)
Other prepaids	30,588	30,055	533
Other assets	165	267	(102)
Total	$62,438	$59,351	$3,087

Prepaid insurance remained flat during the three months ended January 31, 2014. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase from October 31, 2013 to January 31, 2014 is associated with the opening of 24 new communities during the first quarter of fiscal 2014.

Financial Services - Restricted cash and cash equivalents decreased $8.3 million to $13.3 million at January 31, 2014. The decrease was primarily related to a decrease in the volume and timing of home closings at the end of the first quarter of fiscal 2014 compared to the end of fiscal 2013.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $55.1 million and $109.7 million at January 31, 2014 and October 31, 2013, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2013 is related to a decrease in the volume of loans originated during the first quarter of 2014 compared to the fourth quarter of 2013, partially offset by a slight increase in the average loan value.

Financial Services – Other assets decreased $2.3 million to $2.0 million at January 31, 2014. The decrease is related to the closing of mortgages in the first quarter of fiscal 2014, which were funded in the fourth quarter of fiscal 2013 in anticipation of home closings on the last days of October 2013, but that did not occur until early November 2013.

Nonrecourse mortgages increased to $71.2 million at January 31, 2014 from $62.9 million at October 31, 2013. The increase was primarily due to new mortgages for communities in the Northeast, Mid-Atlantic, Midwest and Southwest obtained during the three months ended January 31, 2014.

Accounts payable and other liabilities are as follows as of:

(in thousands)	January 31, 2014	October 31, 2013	Dollar Change

Accounts payable	$87,699	$98,585	$(10,886)
Reserves	137,729	136,029	1,700
Accrued expenses	22,673	26,454	(3,781)
Accrued compensation	17,270	39,704	(22,434)
Other liabilities	6,926	6,992	(66)
Total	$272,297	$307,764	$(35,467)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. Reserves increased during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses is primarily due to decreases in accrued property tax, accrued payroll expenses and amortization of abandoned lease space accruals. The decrease in accrued compensation is primarily due to the payment of our fiscal year 2013 bonuses during the first quarter of 2014 only partially offset by the first quarter fiscal 2014 bonus accrual.

Financial Services - Accounts payable and other liabilities decreased $11.1 million to $21.8 million at January 31, 2014. The decrease primarily related to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Financial Services - Mortgage warehouse lines of credit decreased $57.9 million from $91.7 million at October 31, 2013, to $33.8 million at January 31, 2014. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2014 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2013

Total revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2014	January 31, 2013	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$355,181	$334,281	$20,900	6.3%
Land sales and other revenues	773	12,271	(11,498)	(93.7)%
Financial services	8,094	11,659	(3,565)	(30.6)%

Total revenues	$364,048	$358,211	$5,837	1.6%

Homebuilding

For the three months ended January 31, 2014, sale of homes revenues increased $20.9 million, or 6.3%, as compared to the same period of the prior year. This increase was primarily due to the 8.9% increase in the average price per home, slightly offset by the number of home deliveries decreasing 2.4% for the three months ended January 31, 2014, compared to the three months ended January 31, 2013. The average price per home increased to $343,000 in the three months ended January 31, 2014 from $315,000 in the three months ended January 31, 2013. The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013 we were able to raise prices in a number of our communities. However, in fiscal 2014 our ability to raise prices has been limited as the sales pace per community slowed, and in some communities, we have recently lowered prices or increased incentives. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2014	2013	% Change

Northeast:
Dollars	$53,133	$54,234	(2.0)%
Homes	106	124	(14.5)%

Mid-Atlantic:
Dollars	$60,350	$52,447	15.1%
Homes	125	117	6.8%

Midwest:
Dollars	$43,739	$32,172	36.0%
Homes	169	138	22.5%

Southeast:
Dollars	$39,128	$28,605	36.8%
Homes	131	109	20.2%

Southwest:
Dollars	$128,085	$120,728	6.1%
Homes	441	448	(1.6)%

West:
Dollars	$30,746	$46,095	(33.3)%
Homes	64	126	(49.2)%

Consolidated total:
Dollars	$355,181	$334,281	6.3%
Homes	1,036	1,062	(2.4)%

Unconsolidated joint ventures
Dollars	$44,576	$58,993	(24.4)%
Homes	102	126	(19.0)%

Totals:
Housing revenues	$399,757	$393,274	1.6%
Homes delivered	1,138	1,188	(4.2)%

As discussed above, the overall increase in housing revenues during the three months ended January 31, 2014 as compared to the same period of the prior year was attributed to an increase in average sales price, as the number of deliveries declined.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2014	2013	2014	2013

Northeast:
Dollars	$52,038	$45,356	$103,911	$106,538
Homes	101	105	215	245

Mid-Atlantic:
Dollars	$70,897	$69,922	$151,714	$136,248
Homes	140	146	286	295

Midwest:
Dollars	$48,391	$39,988	$155,369	$103,532
Homes	168	153	604	442

Southeast:
Dollars	$34,218	$33,263	$93,746	$67,355
Homes	112	120	289	246

Southwest:
Dollars	$158,084	$159,269	$246,366	$199,381
Homes	503	559	739	617

West:
Dollars	$44,390	$49,148	$64,170	$81,929
Homes	68	112	90	177

Consolidated total:
Dollars	$408,018	$396,946	$815,276	$694,983
Homes	1,092	1,195	2,223	2,022

Unconsolidated joint ventures:
Dollars	$47,768	$66,218	$89,128	$117,130
Homes	110	149	233	279

Totals:
Dollars	$455,786	$463,164	$904,404	$812,113
Homes	1,202	1,344	2,456	2,301

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2014, our open for sale community count increased to 193 from 192 at October 31, 2013, which is the net result of opening 24 new communities and closing 23 communities since the beginning of fiscal 2014. Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in most of the Company’s segments, due to unfavorable market conditions as discussed above under “– Overview” and higher interest rates on mortgages. Contracts per average active selling community for the three months ended January 31, 2014 were 5.7 compared to 6.9 of the same period in the prior year, reflecting a decrease in sales pace over the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	18%	16%	21%	22%	21%
Second		15%	16%	20%	17%
Third		17%	20%	18%	23%
Fourth		23%	23%	21%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	11%	12%	18%	18%	13%
Second		15%	21%	22%	17%
Third		12%	18%	20%	15%
Fourth		14%	18%	18%	25%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, and continuing through 2009, we started experiencing higher than normal numbers of cancellations later in the construction process. These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. Despite the slowdown in sales, our cancellation rate based on gross sales contracts and also as a percentage of beginning backlog for the first quarter of fiscal 2014 was slightly lower than what we believe to be normalized levels. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2014	2013

Sale of homes	$355,181	$334,281

Cost of sales, net of impairment reversals and excluding interest	288,525	277,558

Homebuilding gross margin, before cost of sales interest expense and land charges	66,656	56,723

Cost of sales interest expense, excluding land sales interest expense	9,466	10,160

Homebuilding gross margin, after cost of sales interest expense, before land charges	57,190	46,563

Land charges	664	665

Homebuilding gross margin, after cost of sales interest expense and land charges	$56,526	$45,898

Gross margin percentage, before cost of sales interest expense and land charges	18.8%	17.0%

Gross margin percentage, after cost of sales interest expense, before land charges	16.1%	13.9%

Gross margin percentage, after cost of sales interest expense and land charges	15.9%	13.7%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2014	2013

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	69.8%	71.3%
Commissions	3.4%	3.3%
Financing concessions	1.3%	1.5%
Overheads	6.7%	6.9%
Total cost of sales, before interest expense and land charges	81.2%	83.0%
Gross margin percentage, before cost of sales interest expense and land charges	18.8%	17.0%

Cost of sales interest	2.7%	3.1%
Gross margin percentage, after cost of sales interest expense and before land charges	16.1%	13.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land impairment and option write off charges, increased to 18.8% during the three months ended January 31, 2014 compared to 17.0% for the same period last year. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered in the first quarter of fiscal 2014 compared to the same period of the prior year. This mix change is a result of delivering more homes in communities where we acquired the land recently at lower costs than land acquired before the housing downturn. In addition, during fiscal 2013 we were able to increase base prices and increase lot premiums. For the three months ended January 31, 2014 and 2013, gross margin was favorably impacted by the reversal of prior period inventory impairments of $8.5 million and $15.2 million, respectively, which represented 2.4% and 4.5%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $0.7 million during both the three months ended January 31, 2014 and 2013, respectively, to their estimated fair value. During the three months ended January 31, 2014, we wrote-off residential land options and approval and engineering costs amounting to $0.7 million compared to $0.1 million for the three months ended January 31, 2013, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Mid-Atlantic, Southeast and Southwest segments in the first quarter of fiscal 2014, and in our Northeast, Mid-Atlantic, Southeast, Southwest and West segments in the first quarter of fiscal 2013. We recorded no inventory impairments during the three months ended January 31, 2014 and $0.6 million of inventory impairments during the three months ended January 31, 2013, levels which were lower than they had been in several years. It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments. See Note 5 to Condensed Consolidated Financial Statements for additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2014	2013

Land and lot sales	$430	$11,827
Cost of sales, excluding interest	362	11,197
Land and lot sales gross margin, excluding interest	68	630
Land and lot sales interest expense	24	120
Land and lot sales gross margin, including interest	$44	$510

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There was one land sale in the first quarter of fiscal 2014, compared to four in the same period of the prior year, resulting in a decrease of $11.4 million in land sales revenues.

Land sales and other revenues decreased $11.5 million for the three months ended January 31, 2014 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts. For the three months ended January 31, 2014, compared to the three months ended January 31, 2013, the decrease is due to the fluctuations in land sales revenues noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses ("SGA") increased $7.2 million to $44.0 million for the three months ended January 31, 2014 compared to the same period last year mainly due to additional overhead as a result of increases in headcount and advertising costs related to an increase in community count, along with higher insurance costs. From January 31, 2013 to January 31, 2014 we increased our active community count from 175 to 193 and our headcount increased 13.4% over this period. These expenses coupled with the decrease in the number of homes delivered across our operating segments resulted in an increase in SGA as a percentage of homebuilding revenues for the three months ended January 31, 2014, which was 12.4%, compared to the three months ended January 31, 2013, which was 10.6%. SGA decreased $4.9 million when compared to the fourth quarter of fiscal 2013. However, the 12.4% SGA as a percentage of homebuilding revenues for the three months ended January 31, 2014 increased from 8.5% for the three months ended October 31, 2013, as a result of the lower revenues in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2014	2013	Variance	Variance %

Northeast
Homebuilding revenue	$53,253	$54,835	$(1,582)	(2.9)%
Loss before income taxes	$(6,061)	$(4,887)	$(1,174)	24.0%
Homes delivered	106	124	(18)	(14.5)%
Average sales price	$501,252	$437,371	$63,881	14.6%

Mid-Atlantic
Homebuilding revenue	$60,520	$52,719	$7,801	14.8%
Income before income taxes	$1,913	$925	$988	106.8%
Homes delivered	125	117	8	6.8%
Average sales price	$482,803	$448,262	$34,541	7.7%

Midwest
Homebuilding revenue	$43,758	$32,333	$11,425	35.3%
Income before income taxes	$2,355	$1,200	$1,155	96.3%
Homes delivered	169	138	31	22.5%
Average sales price	$258,810	$233,129	$25,681	11.0%

Southeast
Homebuilding revenue	$39,141	$28,961	$10,180	35.2%
Income before income taxes	$1,431	$590	$841	142.5%
Homes delivered	131	109	22	20.2%
Average sales price	$298,687	$262,427	$36,260	13.8%

Southwest
Homebuilding revenue	$128,577	$131,624	$(3,047)	(2.3)%
Income before income taxes	$10,405	$8,103	$2,302	28.4%
Homes delivered	441	448	(7)	(1.6)%
Average sales price	$290,440	$269,483	$20,957	7.8%

West
Homebuilding revenue	$30,750	$46,103	$(15,353)	(33.3)%
Loss before income taxes	$(359)	$(1,095)	$736	(67.2)%
Homes delivered	64	126	(62)	(49.2)%
Average sales price	$480,408	$365,829	$114,579	31.3%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 2.9% for the three months ended January 31, 2014 compared to the same period of the prior year. The decrease for the three months ended January 31, 2014 was attributed to a 14.5% decrease in homes delivered primarily due to a decrease in active selling communities and a $0.5 million decrease in land sales and other revenue. This decrease was offset by a 14.6% increase in average sales price due to the mix of communities delivering in the three months ended January 31, 2014 compared to the same period of 2013.

Loss before income taxes increased $1.2 million compared to the prior year to a loss of $6.1 million for the three months ended January 31, 2014. This increase was mainly due to a 14.5% decrease in homes delivered, along with a $2.0 million increase in selling, general and administrative costs. In addition, gross margin percentage before interest expense decreased for the three months ended January 31, 2014.

Mid-Atlantic - Homebuilding revenues increased 14.8% for the three months ended January 31, 2014 compared to the same period in the prior year. The increase was primarily due to a 6.8% increase in homes delivered and 7.7% increase in average sales price for the three months ended January 31, 2014. The increase in deliveries resulted from an increase in active selling communities during the first quarter of fiscal 2014 compared to the same period of the prior year. The increase in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2014 compared to the same period of 2013.

Income before income taxes increased $1.0 million compared to the prior year to $1.9 million for the three months ended January 31, 2013 due primarily to the increase in homebuilding revenues discussed above. Gross margin percentage before interest expense also increased for the three months ended January 31, 2014.

Midwest - Homebuilding revenues increased 35.3% for the three months ended January 31, 2014 compared to the same period in the prior year. The increase was primarily due to an 11.0% increase in average sales price and a 22.5% increase in homes delivered for the three months ended January 31, 2014 due to an increase in active selling communities. The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2014 compared to the same period of 2013.

Income before income taxes increased $1.2 million to $2.4 million for the three months ended January 31, 2014. The increase in the income for the three months ended January 31, 2014 was primarily due to the increase in homebuilding revenue discussed above and a slight increase gross in margin percentage before interest expense for the period.

Southeast - Homebuilding revenues increased 35.2% for the three months ended January 31, 2014 compared to the same period in the prior year. The increase for the three months ended January 31, 2014 was attributed to the 20.2% increase in homes delivered due to an increase in active selling communities and a 13.8% increase in average sales price. The increase in average sales price was primarily due to the different mix of communities delivering in 2014 compared to 2013.

Income before income taxes increased $0.8 million to $1.4 million for the three months ended January 31, 2014 primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 2.3% for the three months ended January 31, 2014 compared to the same period in the prior year. The decrease was primarily due to a $10.4 million decrease in land sales and other revenue, as well as a 1.6% decrease in homes delivered as sales pace slowed during the quarter for the three months ended January 31, 2014, partially offset by a 7.8% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended January 31, 2014 compared to the same period in 2013.

Income before income taxes increased $2.3 million to $10.4 million for the three months ended January 31, 2014.  The increase was primarily due to the increase in gross margin percentage before interest expense for the three months ended January 31, 2014 compared to the same period of the prior year, which offset the decrease in income as a result of the lower land sales and other revenue.

West - Homebuilding revenues decreased 33.3% for the three months ended January 31, 2014 compared to the same period in the prior year. The decrease for the three months ended January 31, 2014 was attributed to a 49.2% decrease in homes delivered as a result of the decrease in sales pace and the number of active selling communities, partially offset by a 31.3% increase in average sales price, which was due to the different mix of communities delivering in the three months ended January 31, 2014 compared to the same period of the prior year.

Loss before income taxes decreased $0.7 million to a loss of $0.4 million for the three months ended January 31, 2014. The decreased loss for the three months ended January 31, 2014 was primarily due to an increase in gross margin percentage before interest expense for the three months ended January 31, 2014 compared to the same period in the prior year, as we delivered homes in the first quarter of fiscal 2014 with higher average prices due to raising prices and lowering incentives in fiscal 2013. This increase in gross margin percentage before interest expense offset the decrease in homebuilding revenue discussed above.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2014 and 2013, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 31.8%, and 35.3%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, our conforming conventional loan originations increased from 58.5% to 65.3% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2014, financial services provided a $1.4 million pretax profit compared to $4.2 million of pretax profit for the same period of fiscal 2013. While revenues were down 30.6% for the first quarter of fiscal 2014 from the first quarter of fiscal 2013, costs were also down 10.2% for such period. The decrease in revenues was attributable to the decrease in mortgage settlements for the three months ended January 31, 2014 compared to the same period in the prior year. The decrease in costs was attributed to the decrease in the number of loans closed for the period. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 67.2% and 73.6% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2014 and 2013, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $16.4 million for the three months ended January 31, 2014 compared to $12.5 million for the three months ended January 31, 2013, due to increased total compensation as a result of an increase in headcount and additional expenses related to earned amounts under the Company’s 2010 long-term incentive plan. Also impacting this increase was additional professional services for various corporate operations.

Other Interest

Other interest decreased $0.7 million for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. While our inventory balances for the qualifying assets have increased, which would reduce the interest directly expensed, our debt has also increased, partially offsetting the reduction from additional inventory.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees and noncontrolling interest relating to consolidated joint ventures. Other operations was relatively flat increasing $0.2 to $1.1 million for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase was spread among the various categories within other operations.

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2.6 million for the three months ended January 31, 2014, compared to $2.3 million for the three months ended January 31, 2013. The increase in income was mainly due to certain of our joint ventures that had increases in average sales price and therefore, reported increased profits in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase was slightly offset by the decrease in profit we recognized from our land development joint venture which had a large land sale in the first quarter of fiscal 2013.

Total Taxes

The total income tax expense of $0.6 million recognized for the three months ended January 31, 2014 was primarily due to state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit of $9.5 million recognized during the three months ended January 31, 2013 was primarily due to the release of reserves for an uncertain federal tax position that was settled with the Internal Revenue Service during the quarter, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of January 31, 2014. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Our valuation allowance for deferred taxes amounted to $933.8 million and $927.1 million at January 31, 2014 and October 31, 2013, respectively. The valuation allowance increased during the three months ended January 31, 2014 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period.

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

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2014, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2014 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	FV at 1/31/14

Long term debt(1):
Fixed rate	$75,081	$87,685	$265,272	$127,662	$71,783	$1,153,310	$1,780,793	$1,886,539

Weighted average interest rate	5.81%	10.39%	6.75%	8.70%	6.22%	7.05%	7.20%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75 million revolving Credit Facility under which there were no borrowings outstanding and $24.2 million of letters of credit issued as of January 31, 2014. See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2014. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

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

Indenture dated as of January 10, 2014, relating to the 7.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee, including the form of 7.000% Senior Note due 2019. (7)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2014 and October 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on January 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 7, 2014
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 7, 2014
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller