Form 10-Q
period 2014-04-30
HOVNANIAN ENTERPRISES INC
filed 2014-06-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 130,986,187 shares of Class A Common Stock and 14,804,941 shares of Class B Common Stock were outstanding as of June 2, 2014.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2014	October 31, 2013
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash	$238,116	$319,142
Restricted cash and cash equivalents	11,392	10,286
Inventories:
Sold and unsold homes and lots under development	950,978	752,749
Land and land options held for future development or sale	236,714	225,152
Consolidated inventory not owned:
Specific performance options	2,168	792
Other options	105,796	100,071
Total consolidated inventory not owned	107,964	100,863
Total inventories	1,295,656	1,078,764
Investments in and advances to unconsolidated joint ventures	47,665	51,438
Receivables, deposits, and notes – net	52,772	45,085
Property, plant, and equipment – net	45,884	46,211
Prepaid expenses and other assets	62,656	59,351
Total homebuilding	1,754,141	1,610,277

Financial services:
Cash	7,116	10,062
Restricted cash and cash equivalents	17,306	21,557
Mortgage loans held for sale at fair value	58,019	112,953
Other assets	2,241	4,281
Total financial services	84,682	148,853
Total assets	$1,838,823	$1,759,130

(1)  Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	April 30, 2014	October 31, 2013
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$92,879	$62,903
Accounts payable and other liabilities	303,332	307,764
Customers’ deposits	38,281	30,119
Nonrecourse mortgages secured by operating properties	17,185	17,733
Liabilities from inventory not owned	94,923	87,866
Total homebuilding	546,600	506,385

Financial services:
Accounts payable and other liabilities	27,018	32,874
Mortgage warehouse lines of credit	35,308	91,663
Total financial services	62,326	124,537

Notes payable:
Senior secured notes	979,262	978,611
Senior notes	590,113	461,210
Senior amortizing notes	19,004	20,857
Senior exchangeable notes	68,336	66,615
TEU senior subordinated amortizing notes	-	2,152
Accrued interest	32,272	28,261
Total notes payable	1,688,987	1,557,706
Income taxes payable	3,423	3,301
Total liabilities	2,301,336	2,191,929

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2014 and at October 31, 2013	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 142,746,950 shares at April 30, 2014 and 136,306,223 shares at October 31, 2013 (including 11,760,763 shares at April 30, 2014 and October 31, 2013 held in Treasury)	1,427	1,363
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,496,689 shares at April 30, 2014 and 15,347,615 shares at October 31, 2013 (including 691,748 shares at April 30, 2014 and October 31, 2013 held in Treasury)	155	153
Paid in capital – common stock	692,352	689,727
Accumulated deficit	(1,176,833)	(1,144,408)
Treasury stock – at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(462,960)	(433,226)
Noncontrolling interest in consolidated joint ventures	447	427
Total equity deficit	(462,513)	(432,799)
Total liabilities and equity	$1,838,823	$1,759,130

(1) Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Revenues:
Homebuilding:
Sale of homes	$438,302	$409,576	$793,483	$743,857
Land sales and other revenues	2,215	2,740	2,988	15,011
Total homebuilding	440,517	412,316	796,471	758,868
Financial services	9,412	10,682	17,506	22,341
Total revenues	449,929	422,998	813,977	781,209

Expenses:
Homebuilding:
Cost of sales, excluding interest	350,433	333,143	639,320	621,898
Cost of sales interest	12,407	11,274	21,897	21,554
Inventory impairment loss and land option write-offs	522	2,191	1,186	2,856
Total cost of sales	363,362	346,608	662,403	646,308
Selling, general and administrative	47,806	37,802	91,768	74,573
Total homebuilding expenses	411,168	384,410	754,171	720,881

Financial services	6,707	7,137	13,379	14,565
Corporate general and administrative	14,641	13,725	31,033	26,228
Other interest	23,472	22,632	46,805	46,632
Other operations	1,151	(2,814)	2,260	(1,914)
Total expenses	457,139	425,090	847,648	806,392
Loss on extinguishment of debt	(1,155)	-	(1,155)	-
Income from unconsolidated joint ventures	1,067	827	3,638	3,116
Loss before income taxes	(7,298)	(1,265)	(31,188)	(22,067)
State and federal income tax provision (benefit):
State	604	(2,432)	1,237	(2,199)
Federal	-	(151)	-	(9,878)
Total income taxes	604	(2,583)	1,237	(12,077)
Net (loss) income	$(7,902)	$1,318	$(32,425)	$(9,990)

Per share data:
Basic:
(Loss) income per common share	$(0.05)	$0.01	$(0.22)	$(0.07)
Weighted-average number of common shares outstanding	146,325	145,948	146,151	144,373
Assuming dilution:
(Loss) income per common share	$(0.05)	$0.01	$(0.22)	$(0.07)
Weighted-average number of common shares outstanding	146,325	147,231	146,151	144,373

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, October 31, 2013	124,545,460	$1,363	14,655,867	$153	5,600	$135,299	$689,727	$(1,144,408)	$(115,360)	$427	$(432,799)

Stock options, amortization and issuances	17,875						2,074				2,074

Restricted stock amortization, issuances and forfeitures	336,164	4	150,538	2			611				617

Settlement of prepaid common stock purchase contracts	6,085,224	60					(60)				-

Conversion of Class B to Class A Common Stock	1,464		(1,464)								-

Changes in noncontrolling interest in consolidated joint ventures										20	20

Net loss								(32,425)			(32,425)

Balance, April 30, 2014	130,986,187	$1,427	14,804,941	$155	5,600	$135,299	$692,352	$(1,176,833)	$(115,360)	$447	$(462,513)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(32,425)	$(9,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,706	2,844
Compensation from stock options and awards	5,038	2,455
Amortization of bond discounts and deferred financing costs	4,913	3,646
Gain on sale and retirement of property and assets	(216)	(4,484)
Income from unconsolidated joint ventures	(3,638)	(3,116)
Distributions of earnings from unconsolidated joint ventures	491	738
Loss on extinguishment of debt	1,155	-
Inventory impairment and land option write-offs	1,186	2,856
Decrease (increase) in assets:
Mortgage notes receivable	54,934	31,561
Restricted cash, receivables, prepaids, deposits and other assets	(4,354)	45,486
Inventories	(218,078)	(66,205)
Increase (decrease) in liabilities:
State and federal income tax liabilities	122	(8,365)
Customers’ deposits	8,162	9,147
Accounts payable, accrued interest and other accrued liabilities	(5,102)	(22,493)
Net cash used in operating activities	(186,106)	(15,920)
Cash flows from investing activities:
Proceeds from sale of property and assets	232	7,147
Purchase of property, equipment, and other fixed assets and acquisitions	(1,048)	(668)
Decrease in restricted cash related to mortgage company	(376)	-
Investments in and advances to unconsolidated joint ventures	(32)	(3,012)
Distributions of capital from unconsolidated joint ventures	6,952	14,207
Net cash provided by investing activities	5,728	17,674
Cash flows from financing activities:
Proceeds from mortgages and notes	64,301	39,216
Payments related to mortgages and notes	(35,401)	(38,138)
Proceeds from model sale leaseback financing programs	30,374	3,868
Payments related to model sale leaseback financing programs	(10,751)	(3,201)
Proceeds from land bank financing program	8,666	31,294
Payments related to land bank financing program	(22,484)	(18,602)
Proceeds from senior notes	150,000	-
Payments related to senior notes	(22,593)	-
Net payments related to mortgage warehouse lines of credit	(56,355)	(41,497)
Deferred financing costs from land bank financing programs and note issuances	(5,346)	(1,153)
Principal payments and debt repurchases	(4,005)	(1,911)
Net cash provided by (used in) financing activities	96,406	(30,124)
Net decrease in cash and cash equivalents	(83,972)	(28,370)
Cash and cash equivalents balance, beginning of period	329,204	273,232
Cash and cash equivalents balance, end of period	$245,232	$244,862

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended April 30,
	2014	2013
Supplemental disclosure of cash flow:
Cash paid (received) during the period for income taxes	$1,104	$(3,712)

Supplemental disclosure of noncash financing activities:

In the first quarter of fiscal 2013, 18,305 of our senior exchangeable notes were exchanged for 3,396,102 shares of Class A Common Stock.

In the first quarter of fiscal 2013, we entered into a new unconsolidated homebuilding joint venture which resulted in the transfer of an existing receivable from our joint venture partners of $0.6 million at October 31, 2012 to an investment in the joint venture at January 31, 2013.

In the second quarter of fiscal 2013, a property that we previously acquired when our partner in a land development joint venture transferred its interest in the venture to us was foreclosed on by the note holder. As a result, inventory with a book value of $9.5 million and a corresponding non-recourse liability of an equal amount were taken off our balance sheet in the quarter.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations, and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2013 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Stock Compensation

For the three and six months ended April 30, 2014, the Company’s total stock-based compensation expense was $1.5 million and $5.0 million, respectively, and $1.3 million and $2.5 million for the three and six months ended April 30, 2013, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $1.0 million and $2.0 million for the three and six months ended April 30, 2014, respectively, and $0.7 million and $1.5 million for the three and six months ended April 30, 2013, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2014	2013	2014	2013

Interest capitalized at beginning of period	$107,089	$114,429	$105,093	$116,056
Plus interest incurred (1)	36,782	31,965	71,601	64,618
Less cost of sales interest expensed	12,407	11,274	21,897	21,554
Less other interest expensed (2)(3)	23,472	22,632	46,805	46,632
Interest capitalized at end of period(4)	$107,992	$112,488	$107,992	$112,488

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2014	2013	2014	2013
Other interest expensed	$23,472	$22,632	$46,805	$46,632
Interest paid by our mortgage and finance subsidiaries	409	631	1,145	1,508
Increase in accrued interest	(5,295)	(1,600)	(4,011)	(9,820)
Cash paid for interest, net of capitalized interest	$18,586	$21,663	$43,939	$38,320

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments to capitalized interest.

4.	Depreciation

Accumulated depreciation at April 30, 2014 and October 31, 2013 amounted to $75.9 million and $75.2 million, respectively, for our homebuilding property, plant and equipment.

5.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2014, no discount rate was used as the one community impaired during the quarter was land held for sale for which a purchase offer price was used to determine the fair value. This land was sold at the offer price in May 2014. For the six months ended April 30, 2013, our discount rate used for the impairments recorded ranged from 18.0% to 18.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2014, we evaluated inventories of all 508 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for seven of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $20.5 million. Of those communities tested for impairment, two communities with an aggregate carrying value of $16.2 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses of $0.1 million for both the three and six months ended April 30, 2014, and recorded $0.9 million and $1.5 million for the three and six months ended April 30, 2013, respectively, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory.

The following tables represent inventory impairments by homebuilding segment for the three and six months ended April 30, 2014 and 2013:

(Dollars in millions)	Three Months Ended April 30, 2014			Three Months Ended April 30, 2013
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	1	$0.1	$0.2	1	$0.9	$2.3
Mid-Atlantic	-	-	-	-	-	-
Midwest	-	-	-	-	-	-
Southeast	-	-	-	-	-	-
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	1	$0.1	$0.2	1	$0.9	$2.3

(Dollars in millions)	Six Months Ended April 30, 2014			Six Months Ended April 30, 2013
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment(2)	Pre- Impairment Value(1)
Northeast	1	$0.1	$0.2	2	$1.5	$5.2
Mid-Atlantic	-	-	-	1	-	0.1
Midwest	-	-	-	-	-	-
Southeast	-	-	-	1	-	0.4
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	1	$0.1	$0.2	4	$1.5	$5.7

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During the six months ended April 30, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.4 million and $1.3 million for the three months ended April 30, 2014 and 2013, respectively, and $1.1 million and $1.4 million for the six months ended April 30, 2014 and 2013, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total cost written off.

       The following tables represent write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014		2013
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs (1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)
Northeast	40	$0.1	300	$0.1
Mid-Atlantic	88	-	24	-
Midwest	138	0.1	-	-
Southeast	398	0.2	-	0.1
Southwest	230	-	189	1.1
West	-	-	-	-
Total	894	$0.4	513	$1.3

	Six Months Ended April 30,
	2014		2013
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)
Northeast	239	$0.5	300	$0.2
Mid-Atlantic	521	0.1	164	-
Midwest	403	0.1	-	-
Southeast	925	0.3	-	0.1
Southwest	342	0.1	234	1.1
West	-	-	-	-
Total	2,430	$1.1	698	$1.4

(1)

During the three months ended April 30, 2014, there were write-offs in the Mid-Atlantic totaling $19 thousand and in the Southwest there were recoveries of $68 thousand, partially offset by write-offs of $57 thousand. During the three and six months ended April 30, 2013, there were write-offs in the Mid-Atlantic totaling $2 thousand and $8 thousand, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2014, we did not mothball any new communities and sold one community which was previously mothballed. In addition, two communities which were previously mothballed were re-activated during the second quarter of fiscal 2014. As of April 30, 2014, the net book value associated with our 47 total mothballed communities was $106.2 million, net of impairment charges recorded in prior periods of $419.2 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2014, we had $2.2 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $2.0 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our balance sheet in accordance with GAAP.

During fiscal 2012, 2013 and 2014, we sold and leased back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2014, inventory of $69.3 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $65.3 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2014, inventory of $36.5 million was recorded as “Consolidated inventory not owned – other options,” with a corresponding amount of $27.6 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the six months ended April 30, 2014 and 2013, we received $1.0 million in both periods from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2014	2013	2014	2013

Balance, beginning of period	$133,077	$121,135	$131,028	$121,149
Additions – Selling, general and administrative	4,510	4,217	9,051	8,406
Additions – Cost of sales	2,082	3,516	4,128	6,311
Charges incurred during the period	(4,804)	(3,594)	(9,342)	(10,592)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$134,865	$125,274	$134,865	$125,274

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $1.3 million and $7.5 million for the three months ended April 30, 2014 and 2013, respectively, and $4.2 million and $8.5 million for the six months ended April 30, 2014 and 2013, respectively, for prior year deliveries. For the six months ended April 30, 2014, we settled a construction defect claim relating to the West segment which made up the majority of the payments. For the six months ended April 30, 2013, payments were made up of smaller construction defect claims, primarily in the Northeast.

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

 In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company's obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and the Company has responded to its information request.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. The plaintiff class was seeking unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants’ motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. The Company Defendants, the Company Defendants’ insurance carriers and the plaintiff class agreed to the terms of a settlement on May 15, 2014 in which the plaintiff class will receive a payment of $21 million in settlement of all claims, with the majority of the settlement being funded by the Company Defendants’ insurance carriers, which settlement is subject to Court approval.

8.	Restricted Cash and Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At both April 30, 2014 and October 31, 2013, we had no cash equivalents in “Homebuilding: Cash” or “Financial services: Cash” as the full balance of cash and cash equivalents was held as cash. However, “Homebuilding: Restricted cash and cash equivalents” and “Financial services: Restricted cash and cash equivalents” both included cash equivalents at April 30, 2014 and October 31, 2013.

      Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled to $28.7 million and $31.9 million as of April 30, 2014 and October 31, 2013, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance are homebuilding and financial services customers’ deposits of $6.2 million and $17.3 million at April 30, 2014, respectively, and $5.1 million and $21.6 million as of October 31, 2013, respectively, which are restricted from use by us.

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

At April 30, 2014 and October 31, 2013, respectively, $35.6 million and $94.1 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheet. We received 10 and 16 repurchase or make-whole inquiries during the three and six months ended April 30, 2014, respectively. We received 11 and 24 repurchase or make-whole inquiries during the three and six months ended April 30, 2013, respectively.

The activity in our loan origination reserves during the three and six months ended April 30, 2014 and 2013 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2014	2013	2014	2013

Loan origination reserves, beginning of period	$10,719	$9,118	$11,036	$9,334
Provisions for losses during the period	466	709	867	1,335
Adjustments to pre-existing provisions for losses from changes in estimates	(63)	(61)	(622)	(253)
Payments/settlements	(65)	-	(224)	(650)
Loan origination reserves, end of period	$11,057	$9,766	$11,057	$9,766

10.	Mortgage and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $92.9 million at April 30, 2014, which are secured by the related real property and any improvements. The weighted-average interest rate on these obligations was 5.6% at April 30, 2014, and the mortgage payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgages on our corporate headquarters totaling $17.2 million at April 30, 2014. These loans had a weighted-average interest rate of 7.0% as of April 30, 2014, and installment obligations with annual principal maturities in the years ending October 31 of approximately: $0.5 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017, $1.5 million in 2018 and $11.3 million after 2018.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2014, there were no borrowings and $20.0 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million of letters of credit outstanding at both April 30, 2014 and October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both April 30, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.2 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2014 to extend the maturity date to January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.1505% at April 30, 2014, subject to a floor of 0.375%, plus the applicable margin of 2.875%. Therefore, at April 30, 2014, the interest rate was 3.25%. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $11.4 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $9.5 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on March 28, 2014, that is a short-term borrowing facility that provides up to $50.0 million through March 31, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.43% at April 30, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $10.4 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on March 26, 2014, that is a short-term borrowing facility that provides up to $35.0 million through January 7, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of April 30, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $4.0 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of April 30, 2014 and October 31, 2013, were as follows:

(In thousands)	April 30, 2014	October 31, 2013
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,123	53,119
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	129,139	128,492
Total Senior Secured Notes	$979,262	$978,611
Senior Notes:
6.25% Senior Notes due January 15, 2015	$-	$21,438
11.875% Senior Notes due October 15, 2015 (net of discount)	60,223	60,044
6.25% Senior Notes due January 15, 2016 (net of discount)	172,315	172,153
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	-
Total Senior Notes	$590,113	$461,210
11.0% Senior Amortizing Notes due December 1, 2017	$19,004	$20,857
Senior Exchangeable Notes due December 1, 2017	$68,336	$66,615
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$-	$2,152

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2014 (see Note 23). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At April 30, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $625.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $166.9 million as of April 30, 2014, which included $5.2 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2014, the collateral securing the guarantees included (1) $76.3 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $119.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $39.3 million as of April 30, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, and thus have not guaranteed such indebtedness.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” for the three and six months ended April 30, 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 below for additional information.

12.	Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consisted of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”). Each TEU could be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components could be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs was recorded as debt, and the Purchase Contract component of the TEUs which had a fair value of $68.1 million was recorded in equity as additional paid in capital.

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

The final quarterly cash installment payment of $0.453125 per Senior Subordinated Amortizing Note was due on February 15, 2014 and was paid to holders thereof on February 18, 2014 (which was the next business day). On February 18, 2014, (which was the first business day after the mandatory settlement date of February 15, 2014) we issued to holders of Purchase Contracts an aggregate of 6,085,224 shares of our Class A Common Stock in settlement of an aggregate of 1,276,933 Purchase Contracts (such amount was based on a settlement rate of 4.7655 shares of Class A Common Stock for each Purchase Contract). In addition, we paid a de minimis amount of cash to holders of the Purchase Contracts in lieu of fractional shares. Accordingly, as of April 30, 2014, we had no Purchase Contracts or Senior Subordinated Amortizing Notes outstanding.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of April 30, 2014, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted–average number of shares for the three and six months ended April 30, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which, as discussed in Note 12, were all issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net (loss) earnings attributable to Hovnanian	$(7,902)	$1,318	$(32,425)	$(9,990)
Less: undistributed earnings allocated to nonvested shares		(2)
Numerator for basic earnings per share	(7,902)	1,316	(32,425)	(9,990)
Plus: undistributed earnings allocated to nonvested shares		2
Less: undistributed earnings reallocated to nonvested shares		(2)
Numerator for diluted earnings per share	(7,902)	1,316	(32,425)	(9,990)
Denominator:
Denominator for basic earnings per share	146,325	145,948	146,151	144,373
Effect of dilutive securities:
Share based payments		1,283
Denominator for diluted earnings per share – weighted average shares outstanding	146,325	147,231	146,151	144,373
Basic earnings per share	$(0.05)	$0.01	$(0.22)	$(0.07)
Diluted earnings per share	$(0.05)	$0.01	$(0.22)	$(0.07)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.9 million and 1.0 million for the three and six months ended April 30, 2014, respectively, and 1.4 million for the six months ended April 30, 2013, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, 15.2 million shares for both the three and six months ended April 30, 2014 and 16.5 million shares for the six months ended April 30, 2013 of common stock issuable upon the exchange of our Senior Exchangeable Notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the-money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.2 million for the three and six months ended April 30, 2014 and 1.3 million for the three and six months ended April 30, 2013, because to do so would have been anti-dilutive for the periods presented.

15.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2014 and 2013, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

 On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2014. As of April 30, 2014, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

17.	Income Taxes

The total income tax expense of $0.6 million and $1.2 million recognized for the three and six months ended April 30, 2014, respectively, was primarily due to various state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit of $2.6 million for the three months ended April 30, 2013 was primarily due to a favorable state tax audit settlement, offset slightly by state tax expenses. The total income tax benefit of $12.1 million recognized for the six months ended April 30, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of April 30, 2014, a factor which is significant negative evidence in considering whether deferred tax assets are realizable that cannot currently be overcome with other positive evidence. Our valuation allowance for deferred taxes amounted to $936.3 million and $927.1 million at April 30, 2014 and October 31, 2013, respectively. The valuation allowance increased during the six months ended April 30, 2014 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period. If, at some time in the future, we determine to reverse all or a portion of our deferred tax asset valuation allowance, such amount would be recorded as an income tax benefit on our consolidated statement of operations, resulting in a material impact to net income and stockholder’s equity.

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

  Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2014	2013	2014	2013

Revenues:
Northeast	$65,745	$54,236	$118,998	$109,071
Mid-Atlantic	68,735	58,405	129,255	111,124
Midwest	48,703	39,393	92,461	71,726
Southeast	52,023	37,192	91,164	66,153
Southwest	164,633	161,813	293,210	293,437
West	40,708	61,326	71,458	107,429
Total homebuilding	440,547	412,365	796,546	758,940
Financial services	9,412	10,682	17,506	22,341
Corporate and unallocated	(30)	(49)	(75)	(72)
Total revenues	$449,929	$422,998	$813,977	$781,209

(Loss) income before income taxes:
Northeast	$(2,759)	$(4,651)	$(8,820)	$(9,538)
Mid-Atlantic	2,462	3,344	4,375	4,269
Midwest	3,361	2,279	5,716	3,479
Southeast	3,315	2,719	4,746	3,309
Southwest	15,676	16,538	26,081	24,641
West	2,097	2,422	1,738	1,327
Homebuilding income before income taxes	24,152	22,651	33,836	27,487
Financial services	2,705	3,545	4,127	7,776
Corporate and unallocated	(34,155)	(27,461)	(69,151)	(57,330)
Loss before income taxes	$(7,298)	$(1,265)	$(31,188)	$(22,067)

(In thousands)	April 30, 2014	October 31, 2013

Assets:
Northeast	$313,866	$323,152
Mid-Atlantic	295,251	240,486
Midwest	134,722	104,596
Southeast	125,582	101,410
Southwest	409,672	305,878
West	154,802	130,545
Total homebuilding	1,433,895	1,206,067
Financial services	84,682	148,853
Corporate and unallocated	320,246	404,210
Total assets	$1,838,823	$1,759,130

19.	Variable Interest Entities

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2014 and October 31, 2013 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2014, we had total cash and letters of credit deposits amounting to approximately $73.1 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	April 30, 2014
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$23,812	$377	$24,189
Inventories	109,491	9,670	119,161
Other assets	5,697	-	5,697
Total assets	$139,000	$10,047	$149,047

Liabilities and equity:
Accounts payable and accrued liabilities	$30,890	$2,837	$33,727
Notes payable	18,370	-	18,370
Total liabilities	49,260	2,837	52,097
Equity of:
Hovnanian Enterprises, Inc.	39,302	2,795	42,097
Others	50,438	4,415	54,853
Total equity	89,740	7,210	96,950
Total liabilities and equity	$139,000	$10,047	$149,047
Debt to capitalization ratio	17%	0%	16%

(Dollars in thousands)	October 31, 2013
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,102	$639	$30,741
Inventories	101,735	11,080	112,815
Other assets	6,868	-	6,868
Total assets	$138,705	$11,719	$150,424

Liabilities and equity:
Accounts payable and accrued liabilities	$28,016	$4,047	$32,063
Notes payable	23,904	-	23,904
Total liabilities	51,920	4,047	55,967
Equity of:
Hovnanian Enterprises, Inc.	44,141	2,703	46,844
Others	42,644	4,969	47,613
Total equity	86,785	7,672	94,457
Total liabilities and equity	$138,705	$11,719	$150,424
Debt to capitalization ratio	22%	0%	20%

As of April 30, 2014 and October 31, 2013, we had advances outstanding of approximately $5.6 million and $4.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $47.7 million and $51.4 million at April 30, 2014 and October 31, 2013, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the tables above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of its community indicate that the carrying amount is not recoverable. During fiscal 2013 and the first six months of fiscal 2014, we did not write down any joint venture investments based on our determination that none of the investments of our joint ventures sustained any impairment during those periods.

	For the Three Months Ended April 30, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$33,746	$3,355	$37,101
Cost of sales and expenses	(31,644)	(3,466)	(35,110)
Joint venture net income (loss)	$2,102	$(111)	$1,991
Our share of net income (loss)	$1,030	$(55)	$975

	For the Three Months Ended April 30, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$74,423	$1,661	$76,084
Cost of sales and expenses	(70,826)	(1,506)	(72,332)
Joint venture net income	$3,597	$155	$3,752
Our share of net income	$807	$78	$885

	For the Six Months Ended April 30, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$85,019	$5,269	$90,288
Cost of sales and expenses	(77,725)	(5,085)	(82,810)
Joint venture net income	$7,294	$184	$7,478
Our share of net income	$3,577	$92	$3,669

	For the Six Months Ended April 30, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$134,566	$9,475	$144,041
Cost of sales and expenses	(127,115)	(4,455)	(131,570)
Joint venture net income	$7,451	$5,020	$12,471
Our share of net income	$716	$2,510	$3,226

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2014 and 2013 is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures (discussed below) and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.6 million and $2.7 million, for the three months ended April 30, 2014 and 2013, respectively, and $3.7 million and $5.5 million for the six months ended April 30, 2014 and 2013, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the total debt to capitalization ratio of all our joint ventures as of April 30, 2014 was 16%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

21.	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning November 1, 2015 and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2014	Fair Value at October 31, 2013

Mortgage loans held for sale (1)	Level 2	$58,317	$113,739
Interest rate lock commitments	Level 2	171	369
Forward contracts	Level 2	(469)	(1,155)
		$58,019	$112,953

(1)  The aggregate unpaid principal balance was $54.6 million and $107.7 million at April 30, 2014 and October 31, 2013, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of April 30, 2014. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $489.5 million at April 30, 2014. Loans in process for which interest rates were committed to the borrowers totaled approximately $40.0 million as of April 30, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2014, the segment had open commitments amounting to $22.5 million to sell MBS with varying settlement dates through June 12, 2014.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(465)	$(78)	$599

	Three Months Ended April 30, 2013
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$1,776	$480	$(1,668)

	Six Months Ended April 30, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,889)	$(198)	$686

	Six Months Ended April 30, 2013
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$738	$272	$(1,464)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		April 30, 2014
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$236	$(82)	$154

		Three Months Ended
		April 30, 2013
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,348	$(910)	$1,438
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Six Months Ended
		April 30, 2014
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$236	$(82)	$154

		Six Months Ended
		April 30, 2013
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,243	$(1,478)	$3,765
Land and land options held for future development or sale	Level 3	$485	$(19)	$466

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.1 million for both the three and six months ended April 30, 2014, and $0.9 million and $1.5 million for the three and six months ended April 30, 2013, respectively.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019 (the “2019 Notes”), the senior exchangeable notes and the senior amortizing notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, was estimated at $477.3 million as of April 30, 2014. As of April 30, 2014, the senior subordinated amortizing notes were no longer outstanding. As of October 31, 2013, the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $493.4 million and $2.2 million, respectively. The 2019 Notes were not issued as of October 31, 2013.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes was estimated at $153.0 million, $1.0 billion, $19.0 million and $92.0 million, respectively, as of April 30, 2014. As of October 31, 2013, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1.0 billion, $20.9 million and $86.8 million, respectively. The 2019 Notes were not issued as of October 31, 2013.

23.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of April 30, 2014, had issued and outstanding approximately $992.0 million of senior secured notes ($979.3 million, net of discount), $591.1 million senior notes ($590.1 million, net of discount), $19.0 million senior amortizing notes and $68.3 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes), senior notes, senior exchangeable notes and senior amortizing notes. The Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes are guaranteed by the Guarantor Subsidiaries and the members of the Secured Group (see Note 11).

The senior unsecured notes (except for the 2019 Notes), senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 2019 Notes, 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes and the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 30, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding		$191,410	$1,264,666	$314,593	(16,528)	$1,754,141
Financial services			12,182	72,500		84,682
Intercompany receivable (payable)		1,291,281		26,236	(1,317,517)	-
Investments in and amounts due to and from consolidated subsidiaries	(94,617)	(21,749)	312,298		(195,932)	-
Total assets	$(94,617)	$1,460,942	$1,589,146	$413,329	(1,529,977)	$1,838,823

LIABILITIES AND EQUITY:
Homebuilding	$2,211	$176	$494,285	$49,928		$546,600
Financial services			11,902	50,424		62,326
Notes payable		1,685,332	3,423	232		1,688,987
Intercompany payable	327,508		1,034,657		(1,362,165)	-
Income taxes payable (receivable)	38,624		(35,201)			3,423
Stockholders’ (deficit) equity	(462,960)	(224,566)	80,080	312,298	(167,812)	(462,960)
Noncontrolling interest in consolidated joint ventures				447		447
Total liabilities and equity	$(94,617)	$1,460,942	$1,589,146	$413,329	(1,529,977)	$1,838,823

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding		$277,800	$1,020,435	$312,042		$1,610,277
Financial services			14,570	134,283		148,853
Intercompany receivable		1,093,906		14,489	(1,108,395)	-
Investments in and amounts due to and from consolidated subsidiaries	(62,298)	2,275	286,216		(226,193)	-
Total assets	$(62,298)	$1,373,981	$1,321,221	$460,814	$(1,334,588)	$1,759,130

LIABILITIES AND EQUITY:
Homebuilding	$3,798	$491	$437,767	$64,329		$506,385
Financial services			14,789	109,748		124,537
Notes payable		1,555,336	2,276	94		1,557,706
Intercompany payable	326,262		805,774		(1,132,036)	-
Income taxes payable (receivable)	40,868		(37,567)			3,301
Stockholders’ (deficit) equity	(433,226)	(181,846)	98,182	286,216	(202,552)	(433,226)
Noncontrolling interest in consolidated joint ventures				427		427
Total liabilities and equity	$(62,298)	$1,373,981	$1,321,221	$460,814	$(1,334,588)	$1,759,130

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$(31)	$366,152	$74,396		$440,517
Financial services			2,236	7,176		9,412
Intercompany charges		25,978	(27,019)	249	792	-
Total revenues	-	25,947	341,369	81,821	792	449,929

Expenses:
Homebuilding	1,942	33,629	349,322	67,129	(1,590)	450,432
Financial services	5		1,694	5,008		6,707
Total expenses	1,947	33,629	351,016	72,137	(1,590)	457,139
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			37	1,030		1,067
(Loss) income before income taxes	(1,947)	(8,837)	(9,610)	10,714	2,382	(7,298)
State and federal income tax (benefit) provision	(2,236)		2,840			604
Equity in (loss) income of consolidated subsidiaries	(8,191)	(11,945)	10,714		9,422	-
Net (loss) income	$(7,902)	$(20,782)	$(1,736)	$10,714	$11,804	$(7,902)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$(77)	$649,190	$147,358		$796,471
Financial services			4,071	13,435		17,506
Intercompany charges		46,555	(48,281)		1,726	-
Total revenues	-	46,478	604,980	160,793	1,726	813,977

Expenses:
Homebuilding	5,925	64,018	638,940	128,138	(2,752)	834,269
Financial services	9		3,219	10,151		13,379
Total expenses	5,934	64,018	642,159	138,289	(2,752)	847,648
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			60	3,578		3,638
(Loss) income before income taxes	(5,934)	(18,695)	(37,119)	26,082	4,478	(31,188)
State and federal income tax (benefit) provision	(5,828)		7,065			1,237
Equity in (loss) income of consolidated subsidiaries	(32,319)	(24,024)	26,082		30,261	-
Net (loss) income	$(32,425)	$(42,719)	$(18,102)	$26,082	$34,739	$(32,425)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,425)	$(42,719)	$(18,102)	$26,082	$34,739	$(32,425)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(1,140)	9,969	(172,179)	44,408	(34,739)	(153,681)
Net cash (used in) provided by operating activities	(33,565)	(32,750)	(190,281)	70,490	-	(186,106)
Net cash provided by investing activities		76	664	4,988		5,728
Net cash provided by (used in) financing activities		120,553	39,646	(63,793)		96,406
Intercompany investing and financing activities – net	33,565	(173,351)	151,533	(11,747)		-
Net (decrease) increase in cash	-	(85,472)	1,562	(62)	-	(83,972)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$157,998	$(4,917)	$92,151	$-	$245,232

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,990)	$(812,119)	$758,315	$21,971	$31,833	$(9,990)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	14,384	773,776	(773,952)	11,695	(31,833)	(5,930)
Net cash provided by (used in) operating activities	4,394	(38,343)	(15,637)	33,666	-	(15,920)
Net cash provided by investing activities		242	12,033	5,399		17,674
Net cash (used in) provided by financing activities		(2,169)	20,087	(48,042)		(30,124)
Intercompany investing and financing activities – net	(4,394)	28,338	(17,970)	(5,974)		-
Net decrease in cash	-	(11,932)	(1,487)	(14,951)	-	(28,370)
Cash and cash equivalents balance, beginning of period		197,097	(2,017)	78,152		273,232
Cash and cash equivalents balance, end of period	$-	$185,165	$(3,504)	$63,201	$-	$244,862

24.	Transactions with Related Parties

During the three months ended April 30, 2014 and 2013, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.2 million for both periods. During the six months ended April 30, 2014 and 2013, the services provided by such engineering firm to the Company totaled $0.4 million for both periods. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first half of fiscal 2014, the housing market has been uneven. During the period, we experienced several positive operating trends compared to the prior year. For the three and six months ended April 30, 2014, despite a reduction in the volume of deliveries, sale of homes revenues increased 7.0% and 6.7%, respectively, as compared to the same periods of the prior year. The increases in revenues were primarily due to increases in the average price per home, as a result of geographic and community mix of our deliveries, as well as price increases in certain of our communities. Also, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, we had net contract growth of 6.7% and our gross margin percentage, before cost of sales interest expense and land charges, increased from 18.9% to 20.2%. For the six months ended April 30, 2014 compared to the six months ended April 30, 2013, there were improvements in the same metrics: net contract growth of 0.4% and an increase in gross margin percentage, before cost of sales interest expense and land charges, from 18.0% to 19.5%. Active selling communities increased from 177 at April 30, 2013 to 196 at April 30, 2014. In addition, our contract cancellation rate was 17% in the second quarter of fiscal 2014, which is below what we believe to be a normalized level of approximately 20%. However, we also experienced some negative results. Net contracts per average active selling community decreased slightly to 9.3 for the three months ended April 30, 2014 compared to 9.6 in the same period in the prior year and decreased to 15.0 for the six months ended April 30, 2014 compared to 16.5 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue increased from 12.2% to 13.9% for the three months ended April 30, 2014, and increased from 12.9% to 15.1% for the six months ended April 30, 2014.

When comparing sequentially from the first quarter of fiscal 2014 to the second quarter of fiscal 2014, our gross margin percentage, before cost of sales interest expense and land charges, and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues each improved. Gross margin percentage increased from 18.8% to 20.2% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of revenues decreased from 16.6% to 13.9%, as compared to the first quarter of fiscal 2014. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues increased from the first quarter of fiscal 2014 to the second quarter of fiscal 2014, gross margin and selling, general and administrative costs as a percentage of revenues decreased. The increase in gross margin percentage resulted primarily from a delivery volume increase in the second quarter of fiscal 2014 compared to the first quarter of fiscal 2014.

Based on the 21.0% increase in the dollar value of backlog, higher gross margin percentage and increased community count at April 30, 2014 compared to April 30, 2013, we believe that we are well-positioned for stronger results as the year progresses. However, several challenges, such as persistently high unemployment levels, national and global economic weakness and uncertainty, the restrictive mortgage lending environment, higher mortgage interest rates and the potential for more foreclosures, continue to impact the housing market and, consequently, our performance. Our recent mixed operating results during the first half of fiscal 2014 and other national data indicate that the pace of the housing recovery has slowed. However, both national new home sales and our home sales remain below historical levels and although we continue to believe that we are still in the early stages of the housing recovery, in light of recent market trends, we currently expect uneven improvements across our operating markets.

Given the low levels of total U.S. housing starts and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first half of fiscal 2014, we opened for sale 55 new communities and closed 51 communities, resulting in a net increase of four communities from October 31, 2013 to 196 communities at April 30, 2014, and a net increase of three communities from 193 communities at January 31, 2014. We expect a number of new communities will open during the remainder of fiscal 2014. In addition, during the first half of fiscal 2014, we put under option or acquired 5,900 lots in 111 new communities. Homebuilding selling, general and administrative expenses increased $10.0 million from $37.8 million in the second quarter of fiscal 2013 to $47.8 million for the second quarter of fiscal 2014. Approximately half of the increase was due to higher sales compensation, increased advertising costs related to an increase in community count, increased architectural expenses associated with new home designs, and a reduction of joint venture management fees, which offset general and administrative expenses, as a result of fewer joint venture deliveries. The other half of the increase was due to increased staffing levels primarily associated with the new communities and increased compensation reflective of the competitive homebuilding market. Corporate general and administrative expenses as a percentage of total revenue remained relatively flat at 3.3% in the second quarter of fiscal 2014 compared to 3.2% in the second quarter of fiscal 2013. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate anticipated revenue from our increased community count, we will be able to leverage these costs.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2013, our most critical accounting policies relate to revenue recognition, inventories, land options, unconsolidated joint ventures, warranty, insurance and income taxes. Since October 31, 2013, there have been no significant changes to those critical accounting policies.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey and Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia), the Midwest (Illinois, Minnesota and Ohio), the Southeast (Florida, Georgia, North Carolina and South Carolina), the Southwest (Arizona and Texas) and the West (California). In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we have had such facilities for our homebuilding operations) and the issuance of new debt and equity securities. During the first half of fiscal 2014, we increased our senior unsecured notes by $128.6 million. Despite the additional capital from the financing, our homebuilding cash balance at April 30, 2014 decreased by $81.0 million from October 31, 2013. The significant use of cash during the first half of fiscal 2014 was primarily due to spending $287.0 million on land and land development. The remaining change in cash came from normal operations.

Our cash uses during the six months ended April 30, 2014 and 2013 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, financing transactions, debt issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues and other revenues. In June 2013, we enhanced our liquidity by entering into a $75 million unsecured revolving credit facility, discussed below. We believe that these sources of cash will be sufficient through fiscal 2014 to finance our working capital requirements and other needs, including the ability to add new communities to grow our homebuilding operations.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaid expenses, and other assets increase, causing cash flow from operating activities to decrease. Certain liabilities also increase as we expand our operations and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaid expenses and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through April 30, 2014, as a result of the new land purchases and land development, we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent, at the request of the required lenders, to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including: the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2014, there were no borrowings and $20.0 million of letters of credit outstanding under the Credit Facility and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.1 million of letters of credit outstanding at both April 30, 2014 and October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both April 30, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.2 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2014 to extend the maturity date to January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.1505% at April 30, 2014, subject to a floor of 0.375%, plus the applicable margin of 2.875%. Therefore, at April 30, 2014, the interest rate was 3.25%. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $11.4 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR subject to a floor of 0.5% plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $9.5 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on March 28, 2014, that is a short-term borrowing facility that provides up to $50.0 million through March 31, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.43% at April 30, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of April 30, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $10.4 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on March 26, 2014, that is a short-term borrowing facility that provides up to $35.0 million through January 7, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of April 30, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $4.0 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of April 30, 2014, we had an aggregate of $992.0 million of outstanding senior secured notes ($979.3 million, net of discount), an aggregate of $591.1 million of outstanding senior notes ($590.1 million, net of discount), $19.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13) and $68.3 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2014 (see Note 23). In addition, the 2021 Notes (defined below) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and our 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At April 30, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $625.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $166.9 million as of April 30, 2014, which included $5.2 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to our 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”) of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2014, the collateral securing the guarantees included (1) $76.3 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $119.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $39.3 million as of April 30, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” for three and six months ended April 30, 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for corporate general purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Total inventory, excluding consolidated inventory not owned, increased $209.8 million during the six months ended April 30, 2014. Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $39.0 million, in the Midwest by $25.5 million, in the Southeast by $24.2 million, in the Southwest by $101.2 million and in the West by $26.3 million. This increase was partially offset by a decrease in the Northeast of $6.4 million. The increases were primarily attributable to new land purchases and land development during the period, offset by home deliveries. The decrease in the Northeast during the first half of fiscal 2014 was due to delivering homes at a faster pace than purchasing new land to replenish our inventory. During the six months ended April 30, 2014, we incurred $0.1 million in impairments in the Northeast. In addition, we wrote-off costs in the amount of $1.1 million during the six months ended April 30, 2014 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at April 30, 2014 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $7.1 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with GAAP. The increase from October 31, 2013 to April 30, 2014 was primarily due to an increase in the sale and leaseback of certain model homes during the first half of fiscal 2014, partially offset by a decrease in land banking transactions. We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2014, inventory of $69.3 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $65.3 million recorded to “Liabilities from inventory not owned.” In addition, we have land banking arrangements whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2014, inventory of $36.5 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $27.6 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2014, we had $2.2 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options,” with a corresponding liability of $2.0 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in "Land and land options held for future development or sale" are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property. As of April 30, 2014, we have mothballed land in 47 communities. The book value associated with these communities at April 30, 2014 was $106.2 million, net of impairment charges recorded in prior periods of $419.2 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2014, we did not mothball any new communities, and sold one community which was previously mothballed. In addition, two communities which were previously mothballed were re-activated during the second quarter of fiscal 2014. Our inventory representing “Land and land options held for future development or sale” at April 30, 2014, on the Condensed Consolidated Balance Sheets, increased by $11.6 million compared to October 31, 2013. The increase was primarily due to the acquisition of new land in all segments during the first half of fiscal 2014, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast, Southeast and Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $1.7 million of our total inventories at April 30, 2014, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following table summarizes home sites included in our total residential real estate. The increase in total home sites available at April 30, 2014 compared to October 31, 2013 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2014:

Northeast	11	1,296	3,624	4,920
Mid-Atlantic	36	2,898	3,557	6,455
Midwest	33	3,282	1,899	5,181
Southeast	18	1,572	3,968	5,540
Southwest	88	5,500	1,818	7,318
West	10	1,368	4,746	6,114

Consolidated total	196	15,916	19,612	35,528

Unconsolidated joint ventures	7	1,642	905	2,547

Total including unconsolidated joint ventures	203	17,558	20,517	38,075

Owned		9,559	8,761	18,320
Optioned		6,069	10,851	16,920

Controlled lots		15,628	19,612	35,240

Construction to permanent financing lots		288	-	288

Consolidated total		15,916	19,612	35,528

Lots controlled by unconsolidated joint ventures		1,642	905	2,547

Total including unconsolidated joint ventures		17,558	20,517	38,075

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2013:

Northeast	12	1,142	3,626	4,768
Mid-Atlantic	29	2,645	2,953	5,598
Midwest	27	3,083	1,709	4,792
Southeast	24	1,257	2,578	3,835
Southwest	88	4,945	2,115	7,060
West	12	1,410	4,634	6,044

Consolidated total	192	14,482	17,615	32,097

Unconsolidated joint ventures	10	1,864	749	2,613

Total including unconsolidated joint ventures	202	16,346	18,364	34,710

Owned		7,470	8,856	16,326
Optioned		6,764	8,759	15,523

Controlled lots		14,234	17,615	31,849

Construction to permanent financing lots		248	-	248

Consolidated total		14,482	17,615	32,097

Lots controlled by unconsolidated joint ventures		1,864	749	2,613

Total including unconsolidated joint ventures		16,346	18,364	34,710

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase from October 31, 2013 to April 30, 2014 is due to a focused effort to improve top line revenue growth by increasing our number of started unsold homes available for expedited delivery.

	April 30, 2014			October 31, 2013
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	94	10	104	95	14	109
Mid-Atlantic	99	2	101	78	9	87
Midwest	12	4	16	17	8	25
Southeast	72	15	87	57	9	66
Southwest	335	5	340	346	13	359
West	57	8	65	40	8	48

Total	669	44	713	633	61	694

Started or completed unsold homes and models per active selling communities (1)	3.4	0.2	3.6	3.3	0.3	3.6

(1)

Active selling communities (which are communities that are open for sale with 10 or more home sites available) were 196 and 192 at April 30, 2014 and October 31, 2013, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

 Investments in and advances to unconsolidated joint ventures decreased $3.8 million to $47.7 million at April 30, 2014 compared to October 31, 2013. The decrease was primarily due to a partnership distribution received during the period, along with the timing of advances at April 30, 2014 as compared to October 31, 2013. As of April 30, 2014, we had investments in seven homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes increased $7.7 million from October 31, 2013 to $52.8 million at April 30, 2014. The increase was primarily due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, along with new receivables from our insurance carriers for certain warranty claims. Offsetting these increases were decreases for certain notes receivable collected during the first half of fiscal 2014.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2014	2013	Change

Prepaid insurance	$1,669	$3,213	$(1,544)
Prepaid project costs	28,964	23,841	5,123
Net rental properties	1,638	1,975	(337)
Other prepaids	30,233	30,055	178
Other assets	152	267	(115)
Total	$62,656	$59,351	$3,305

Prepaid insurance decreased $1.5 million during the six months ended April 30, 2014 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $5.1 million from October 31, 2013 to April 30, 2014 is associated with the opening of 55 new communities during the first half of fiscal 2014.

Financial Services - Restricted cash and cash equivalents decreased $4.3 million to $17.3 million at April 30, 2014. The decrease was primarily related to a decrease in the volume and timing of home closings at the end of the second quarter of fiscal 2014 compared to the end of fiscal 2013.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $55.1 million and $109.7 million at April 30, 2014 and October 31, 2013, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2013 is related to a decrease in the volume of loans originated during the second quarter of 2014 compared to the fourth quarter of 2013, partially offset by a slight increase in the average loan value.

Financial Services – Other assets decreased $2.0 million to $2.2 million at April 30, 2014. The decrease is related to the closing of mortgages in November 2013, which were funded in the fourth quarter of fiscal 2013.

Nonrecourse mortgages increased to $92.9 million at April 30, 2014 from $62.9 million at October 31, 2013. The increase was primarily due to new mortgages for communities across all homebuilding segments obtained during the six months ended April 30, 2014.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2014	2013	Change

Accounts payable	$112,897	$98,585	$14,312
Reserves	139,758	136,029	3,729
Accrued expenses	17,075	26,454	(9,379)
Accrued compensation	27,064	39,704	(12,640)
Other liabilities	6,538	6,992	(454)
Total	$303,332	$307,764	$(4,432)

The increase in accounts payable was primarily related to the timing of invoices and payments in the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, due to an increase in construction spending during the period, which correlates to the increase in backlog from October 31, 2013 to April 30, 2013. Reserves increased during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses is primarily due to decreases in accrued property tax and amortization of accruals related to abandoned lease space. The decrease in accrued compensation is primarily due to the payment of our fiscal year 2013 bonuses during the first quarter of 2014, partially offset by six months of the fiscal 2014 bonus accrual.

Customers’ deposits increased $8.2 million to $38.3 million at April 30, 2014. The increase is primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $7.0 million to $94.9 at April 30, 2014. The increase is primarily due to an increase in the sale and leaseback of certain model homes and specific performance transactions, partially offset by a decrease in land banking transactions during the period as described above.

Financial Services - Accounts payable and other liabilities decreased $5.9 million to $27.0 million at April 30, 2014. The decrease is primarily related to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Financial Services - Mortgage warehouse lines of credit decreased $56.4 million from $91.7 million at October 31, 2013, to $35.3 million at April 30, 2014. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period.

Accrued Interest increased $4.0 million to $32.3 million at April 30, 2014. This increase is due to the timing of semi-annual interest payments on our bonds.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2013

Total revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2014	April 30, 2013	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$438,302	$409,576	$28,726	7.0%
Land sales and other revenues	2,215	2,740	(525)	(19.2)%
Financial services	9,412	10,682	(1,270)	(11.9)%

Total revenues	$449,929	$422,998	$26,931	6.4%

	Six Months Ended
(Dollars in thousands)	April 30, 2014	April 30, 2013	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$793,483	$743,857	$49,626	6.7%
Land sales and other revenues	2,988	15,011	(12,023)	(80.1)%
Financial services	17,506	22,341	(4,835)	(21.6)%

Total revenues	$813,977	$781,209	$32,768	4.2%

Homebuilding

For the three and six months ended April 30, 2014, sale of homes revenues increased $28.7 million, or 7.0%, and $49.6 million or 6.7%, respectively, as compared to the same period of the prior year. These increases were primarily due to the 8.7% and 8.8% increases in the average price per home, slightly offset by the number of home deliveries decreasing 1.6% and 2.0% for the three and six months ended April 30, 2014, compared to the three and six months ended April 30, 2013, respectively. The average price per home increased to $355,000 in the three months ended April 30, 2014 from $326,000 in the three months ended April 30, 2013. The average price per home increased to $349,000 in the six months ended April 30, 2014 from $321,000 in the six months ended April 30, 2013. The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013 we were able to raise prices in a number of our communities. However, in fiscal 2014 our ability to raise prices has been limited as the sales pace per community slowed, and in some communities, we have recently lowered prices or increased incentives. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change

Northeast:
Dollars	$65,550	$53,099	23.4%	$118,683	$107,333	10.6%
Homes	134	113	18.6%	240	237	1.3%

Mid-Atlantic:
Dollars	$68,431	$57,706	18.6%	$128,781	$110,152	16.9%
Homes	145	135	7.4%	270	252	7.1%

Midwest:
Dollars	$48,624	$39,356	23.5%	$92,363	$71,528	29.1%
Homes	167	159	5.0%	336	297	13.1%

Southeast:
Dollars	$50,792	$37,119	36.8%	$89,920	$65,723	36.8%
Homes	164	135	21.5%	295	244	20.9%

Southwest:
Dollars	$164,212	$160,988	2.0%	$292,297	$281,717	3.8%
Homes	551	571	(3.5)%	992	1,019	(2.6)%

West:
Dollars	$40,693	$61,308	(33.6)%	$71,439	$107,404	(33.5)%
Homes	74	142	(47.9)%	138	268	(48.5)%

Consolidated total:
Dollars	$438,302	$409,576	7.0%	$793,483	$743,857	6.7%
Homes	1,235	1,255	(1.6)%	2,271	2,317	(2.0)%

Unconsolidated joint ventures
Dollars	$33,411	$74,119	(54.9)%	$77,987	$133,113	(41.4)%
Homes	96	169	(43.2)%	198	295	(32.9)%

Totals:
Dollars	$471,713	$483,695	(2.5)%	$871,470	$876,970	(0.6)%
Homes	1,331	1,424	(6.5)%	2,469	2,612	(5.5)%

As discussed above, the overall increase in housing revenues during the three and six months ended April 30, 2014 as compared to the same period of the prior year was attributed to an increase in average sales price, as the number of deliveries declined.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended April 30,		Net Contracts (1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Northeast:
Dollars	$75,485	$86,311	$127,523	$131,667	$113,846	$139,750
Homes	156	183	257	288	237	315

Mid-Atlantic:
Dollars	$119,935	$89,896	$190,832	$159,818	$203,218	$168,438
Homes	263	181	403	327	404	341

Midwest:
Dollars	$65,242	$60,898	$113,633	$100,885	$171,987	$125,073
Homes	229	247	397	400	666	530

Southeast:
Dollars	$59,467	$51,479	$93,685	$84,743	$102,421	$81,715
Homes	183	184	295	304	308	295

Southwest:
Dollars	$269,985	$235,517	$428,069	$394,786	$352,139	$273,910
Homes	839	779	1,342	1,338	1,027	825

West:
Dollars	$79,167	$55,461	$123,557	$104,609	$102,644	$76,082
Homes	139	121	207	233	155	156

Consolidated total:
Dollars	$669,281	$579,562	$1,077,299	$976,508	$1,046,255	$864,968
Homes	1,809	1,695	2,901	2,890	2,797	2,462

Unconsolidated joint ventures
Dollars	$33,768	$116,572	$81,536	$182,790	$89,485	$159,583
Homes	98	255	208	404	235	365

Totals:
Dollars	$703,049	$696,134	$1,158,835	$1,159,298	$1,135,740	$1,024,551
Homes	1,907	1,950	3,109	3,294	3,032	2,827

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first half of 2014, our open for sale community count increased to 196 from 192 at October 31, 2013, which is the net result of opening 55 new communities and closing 51 communities since the beginning of fiscal 2014. Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the sales pace per community in most of the Company’s segments. Contracts per average active selling community for the three and six months ended April 30, 2014 were 9.3 and 15.0 compared to 9.6 and 16.5 of the same period in the prior year, reflecting a decrease in sales pace over the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	18%	16%	21%	22%	21%
Second	17%	15%	16%	20%	17%
Third		17%	20%	18%	23%
Fourth		23%	23%	21%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	11%	12%	18%	18%	13%
Second	17%	15%	21%	22%	17%
Third		12%	18%	20%	15%
Fourth		14%	18%	18%	25%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, and continuing through 2009, we started experiencing higher than normal numbers of cancellations later in the construction process. These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. Despite the slowdown in sales, our cancellation rate based on gross sales contracts for each of the quarters in the first half of fiscal 2014 was slightly lower than what we believe to be a normalized level. Our cancellation rate as a percentage of beginning backlog is typically correlated with overall contract levels. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2014	2013	2014	2013

Sale of homes	$438,302	$409,576	$793,483	$743,857

Cost of sales, net of impairment reversals and excluding interest	349,867	332,134	638,392	609,692

Homebuilding gross margin, before cost of sales interest expense and land charges	88,435	77,442	155,091	134,165

Cost of sales interest expense, excluding land sales interest expense	12,024	11,227	21,490	21,387

Homebuilding gross margin, after cost of sales interest expense, before land charges	76,411	66,215	133,601	112,778

Land charges	522	2,191	1,186	2,856

Homebuilding gross margin, after cost of sales interest expense and land charges	$75,889	$64,024	$132,415	$109,922

Gross margin percentage, before cost of sales interest expense and land charges	20.2%	18.9%	19.5%	18.0%

Gross margin percentage, after cost of sales interest expense, before land charges	17.4%	16.2%	16.8%	15.2%

Gross margin percentage, after cost of sales interest expense and land charges	17.3%	15.6%	16.7%	14.8%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.1%	71.1%	70.0%	71.2%
Commissions	3.4%	3.3%	3.4%	3.4%
Financing concessions	1.3%	1.5%	1.3%	1.5%
Overheads	5.0%	5.2%	5.8%	5.9%
Total cost of sales, before interest expense and land charges	79.8%	81.1%	80.5%	82.0%
Gross margin percentage, before cost of sales interest expense and land charges	20.2%	18.9%	19.5%	18.0%

Cost of sales interest	2.8%	2.7%	2.7%	2.8%
Gross margin percentage, after cost of sales interest expense and before land charges	17.4%	16.2%	16.8%	15.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land impairment and option write off charges, increased to 20.2% during the three months ended April 30, 2014 compared to 18.9% for the same period last year and increased to 19.5% during the six months ended April 30, 2014 compared to 18.0% for the same period last year. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered in the second quarter of fiscal 2014 compared to the same period of the prior year. This mix change is a result of delivering more homes in communities where we acquired the land recently at lower costs than land acquired before the housing downturn. In addition, during fiscal 2013 we were able to increase base prices and increase lot premiums. For the six months ended April 30, 2014 and 2013, gross margin was favorably impacted by the reversal of prior period inventory impairments of $19.5 million and $27.6 million, respectively, which represented 2.5% and 3.7%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $0.5 million and $2.2 million for the three months ended April 30, 2014 and 2013, respectively, and $1.2 million and $2.9 million during the six months ended April 30, 2014 and 2013, respectively, to their estimated fair value. During the three and six months ended April 30, 2014, we wrote-off residential land options and approval and engineering costs amounting to $0.4 million and $1.1 million compared to $1.3 million and $1.4 million for the three and six months ended April 30, 2013, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Mid-Atlantic, Midwest, Southeast and Southwest segments in the first half of fiscal 2014, and in our Northeast, Mid-Atlantic, Southeast, Southwest and West segments in the first half of fiscal 2013. We recorded $0.1 million in impairments during the three months ended April 30, 2014 and $0.9 million of inventory impairments during the three months ended April 30, 2013, and $0.1 million in impairments during the six months ended April 30, 2014 and $1.5 million during the six months ended April 30, 2013, levels which were lower than they had been in several years. It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments. See Note 5 to Condensed Consolidated Financial Statements for additional information of segment impairments.

and Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2014	2013	2014	2013

Land and lot sales	$1,499	$1,451	$1,929	$13,278
Cost of sales, excluding interest	566	1,009	928	12,206
Land and lot sales gross margin, excluding interest	933	442	1,001	1,072
Land and lot sales interest expense	383	47	407	167
Land and lot sales gross margin, including interest	$550	$395	$594	$905

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were five land sales in the three months ended April 30, 2014 compared to two in the same period of the prior year, resulting in a slight increase of $0.1 million in land sales revenues. There were six land sales in each of the six months ended April 30, 2014 and April 30, 2013. However, there was one significant land sale in the Southwest during the six months ended April 30, 2013, resulting in a decrease of $11.3 million in land sales revenue.

Land sales and other revenues decreased $0.5 million and $12.0 million for the three and six months ended April 30, 2014 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three months ended April 30, 2014, compared to the three months ended April 30, 2013, the decrease was spread among the various categories within other revenue. For the six months ended April 30, 2014, compared to the six months ended April 30, 2013, the decrease is due to the fluctuation in land sales revenues noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) increased $10.0 million and $17.2 million for the three and six months ended April 30, 2014, respectively, compared to the same period last year mainly due to additional overhead as a result of increases in sales and other compensation, related to increased headcount and increased compensation reflective of the competitive homebuilding market, along with advertising costs related to an increase in community count, increased architectural expenses associated with new home designs and the reduction of management fees received as a result of fewer joint venture deliveries. From April 30, 2013 to April 30, 2014 we increased our active community count from 177 to 196 and our headcount increased 15.8% over this period. These expenses coupled with the negative impact on revenues due to the decrease in the number of homes delivered across our operating segments resulted in an increase in SGA as a percentage of homebuilding revenues for the three and six months ended April 30, 2014. SGA as a percentage of homebuilding revenues was 10.9% and 11.5% for the three and six months ended April 30, 2014 compared to 9.2% and 9.8% for the three and six months ended April 30, 2013. SGA increases are expected as we continue to grow our community count. As these communities begin delivering homes, we expect to be able to leverage our SGA costs which should reduce this ratio.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2014	2013	Variance	Variance %

Northeast
Homebuilding revenue	$65,745	$54,236	$11,509	21.2%
Loss before income taxes	$(2,759)	$(4,651)	$1,892	(40.7)%
Homes delivered	134	113	21	18.6%
Average sales price	$489,180	$469,907	$19,273	4.1%

Mid-Atlantic
Homebuilding revenue	$68,735	$58,405	$10,330	17.7%
Income before income taxes	$2,462	$3,344	$(882)	(26.4)%
Homes delivered	145	135	10	7.4%
Average sales price	$471,938	$427,450	$44,488	10.4%

Midwest
Homebuilding revenue	$48,703	$39,393	$9,310	23.6%
Income before income taxes	$3,361	$2,279	$1,082	47.5%
Homes delivered	167	159	8	5.0%
Average sales price	$291,162	$247,522	$43,640	17.6%

Southeast
Homebuilding revenue	$52,023	$37,192	$14,831	39.9%
Income before income taxes	$3,315	$2,719	$596	21.9%
Homes delivered	164	135	29	21.5%
Average sales price	$309,707	$274,952	$34,755	12.6%

Southwest
Homebuilding revenue	$164,633	$161,813	$2,820	1.7%
Income before income taxes	$15,676	$16,538	$(862)	(5.2)%
Homes delivered	551	571	(20)	(3.5)%
Average sales price	$298,025	$281,941	$16,084	5.7%

West
Homebuilding revenue	$40,708	$61,326	$(20,618)	(33.6)%
Income before income taxes	$2,097	$2,422	$(325)	(13.4)%
Homes delivered	74	142	(68)	(47.9)%
Average sales price	$549,905	$431,749	$118,156	27.4%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2014	2013	Variance	Variance %

Northeast
Homebuilding revenue	$118,998	$109,071	$9,927	9.1%
Loss before income taxes	$(8,820)	$(9,538)	$718	(7.5)%
Homes delivered	240	237	3	1.3%
Average sales price	$494,512	$452,884	$41,628	9.2%

Mid-Atlantic
Homebuilding revenue	$129,255	$111,124	$18,131	16.3%
Income before income taxes	$4,375	$4,269	$106	2.5%
Homes delivered	270	252	18	7.1%
Average sales price	$476,966	$437,113	$39,853	9.1%

Midwest
Homebuilding revenue	$92,461	$71,726	$20,735	28.9%
Income before income taxes	$5,716	$3,479	$2,237	64.3%
Homes delivered	336	297	39	13.1%
Average sales price	$274,889	$240,834	$34,055	14.1%

Southeast
Homebuilding revenue	$91,164	$66,153	$25,011	37.8%
Income before income taxes	$4,746	$3,309	$1,437	43.4%
Homes delivered	295	244	51	20.9%
Average sales price	$304,813	$269,357	$35,456	13.2%

Southwest
Homebuilding revenue	$293,210	$293,437	$(227)	(0.1)%
Income before income taxes	$26,081	$24,641	$1,440	5.8%
Homes delivered	992	1,019	(27)	(2.6)%
Average sales price	$294,655	$276,464	$18,191	6.6%

West
Homebuilding revenue	$71,458	$107,429	$(35,971)	(33.5)%
Income before income taxes	$1,738	$1,327	$411	31.0%
Homes delivered	138	268	(130)	(48.5)%
Average sales price	$517,672	$400,761	$116,911	29.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 21.2% for the three months ended April 30, 2014 compared to the same period of the prior year. The increase for the three months ended April 30, 2014 was attributed to an 18.6% increase in homes delivered and a 4.1% increase in average sales price due to the mix of communities delivering in the three months ended April 30, 2014 compared to the same period of 2013. This increase was slightly offset by a $0.9 million decrease in land sales and other revenue.

Loss before income taxes decreased $1.9 million compared to the prior year to a loss of $2.8 million for the three months ended April 30, 2014. This decrease in the loss was mainly due to the increase in homebuilding revenues discussed above and a $0.8 million decrease in inventory impairment loss and land option write-offs. In addition, gross margin percentage before interest expense was relatively flat for the three months ended April 30, 2014. This decrease in loss was slightly offset by a $1.8 million increase in selling, general and administrative costs.

Homebuilding revenues increased 9.1% for the six months ended April 30, 2014 compared to the same period of the prior year. The increase was attributed to a 1.3% increase in homes delivered and a 9.2% increase in average sales price. The increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2014 compared to the same period of 2013. These increases were partially offset by a $1.4 million decrease in land sales and other revenue.

Loss before income taxes decreased $0.7 million compared to the prior year to a loss of $8.8 million for the six months ended April 30, 2014. This decrease was mainly due to the increase in homebuilding revenues discussed above and a $1.1 million decrease in inventory impairment loss and land option write-offs. Gross margin percentage before interest expense for the six months ended April 30, 2014 was relatively flat compared to the same period of the prior year. This decrease in loss was slightly offset by a $3.9 million increase in selling, general and administrative costs due to increased insurance costs and other overhead items.

Mid-Atlantic - Homebuilding revenues increased 17.7% for the three months ended April 30, 2014 compared to the same period in the prior year. The increase was primarily due to a 7.4% increase in homes delivered and 10.4% increase in average sales price for the three months ended April 30, 2014 compared to the same period in the prior year. The increase in deliveries resulted from an increase in active selling communities during the second quarter of fiscal 2014 compared to the same period of the prior year. The increase in average sales prices was the result of the mix of communities delivering in the three months ended April 30, 2014 compared to the same period of 2013.

Income before income taxes decreased $0.9 million compared to the prior year to $2.5 million for the three months ended April 30, 2014 due primarily to a $3.0 million increase in selling, general and administrative costs due to increased insurance costs and other overhead items. Offsetting this decrease was a slight increase in gross margin percentage before interest expense for the three months ended April 30, 2014.

Homebuilding revenues increased 16.3% for the six months ended April 30, 2014 compared to the same period in the prior year. The increase was primarily due to a 7.1% increase in homes delivered, along with a 9.1% increase in average sales price for the six months ended April 30, 2014. The increase in deliveries resulted from an increase in active selling communities during the six months ended April 30, 2014 compared to the same period of the prior year. The increase in average sales prices was the result of the mix of communities delivering in the six months ended April 30, 2014 compared to the same period of 2013.

Income before income taxes increased $0.1 million compared to the prior year to $4.4 million for the six months ended April 30, 2014 due primarily to the increase in homebuilding revenues discussed above. In addition, gross margin percentage before interest expense increased for the six months ended April 30, 2014 compared to the same period of the prior year. Offsetting this increase was a $4.7 million increase in selling, general and administrative costs.

Midwest - Homebuilding revenues increased 23.6% for the three months ended April 30, 2014 compared to the same period in the prior year. The increase was primarily due to a 17.6% increase in average sales price and a 5.0% increase in homes delivered for the three months ended April 30, 2014 due to an increase in active selling communities. The increase in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2014 compared to the same period of 2013.

Income before income taxes increased $1.1 million to $3.4 million for the three months ended April 30, 2014 compared to the same period in the prior year. The increase in the income for the three months ended April 30, 2014 was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the period.

Homebuilding revenues increased 28.9% for the six months ended April 30, 2014 compared to the same period in the prior year. The increase was primarily due to a 14.1% increase in average sales price and a 13.1% increase in homes delivered for the six months ended April 30, 2014 due to an increase in active selling communities. The increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2014 compared to the same period of 2013.

      Income before income taxes increased $2.2 million compared to the prior year to $5.7 million for the six months ended April 30, 2014. The increase in income for the six months ended April 30, 2014 was primarily due to the increase in homebuilding revenue discussed above and a minor increase in gross margin percentage before interest expense for the period.

 Southeast - Homebuilding revenues increased 39.9% for the three months ended April 30, 2014 compared to the same period in the prior year. The increase for the three months ended April 30, 2014 was attributed to the 21.5% increase in homes delivered and a 12.6% increase in average sales price, as a result of the different mix of communities delivering in 2014 compared to 2013. In addition, there was a $1.2 million increase in land sales and other revenue for the three months ended April 30, 2014 compared to the same period of the prior year.

Income before income taxes increased $0.6 million to $3.3 million for the three months ended April 30, 2014 primarily due to the increase in homebuilding revenues discussed above, offset by a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 37.8% for the six months ended April 30, 2014 compared to the same period in the prior year. The increase for the six months ended April 30, 2014 was attributed to the 20.9% increase in homes delivered, by a 13.2% increase in average sales price and by a $0.8 million increase in land sales and other revenue. The increase in average sales price was primarily due to the different mix of communities delivering in the six months ended April 30, 2014 compared to the same period of 2013.

Income before income taxes increased $1.4 million compared to the prior year to $4.7 million for the six months ended April 30, 2014. The increase for the six months ended April 30, 2014 was primarily due to the increase in homebuilding revenue discussed above. Gross margin percentage before interest expense for the period was flat compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 1.7% for the three months ended April 30, 2014 compared to the same period in the prior year. The increase was primarily due to a 5.7% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended April 30, 2014 compared to the same period in 2013. This increase was offset by a 3.5% decrease in homes delivered for the three months ended April 30, 2014, as sales pace slowed during the quarter.

Income before income taxes decreased $0.9 million to $15.7 million for the three months ended April 30, 2014.  The decrease was primarily due to a $2.1 million increase in selling, general and administrative costs due to increased insurance costs and other overhead items, partially offset by a $1.1 million decrease in inventory impairments and land option write-offs. Also, gross margin percentage before interest expense was flat for the three months ended April 30, 2014 compared to the same period of the prior year.

  Homebuilding revenues decreased 0.1% for the six months ended April 30, 2014 compared to the same period in the prior year. The decrease was primarily due to a 2.6% decrease in homes delivered, offset by a 6.6% increase in average sales price for the six months ended April 30, 2014, as a result of the different mix of communities delivering in the six months ended April 30, 2014 compared to the same period in 2013. This was further impacted by a $10.8 million decrease in land sales and other revenue for the six months ended April 30, 2014 compared to the same period of the prior year.

Income before income taxes increased $1.4 million compared to the prior year to $26.1 million for the six months ended April 30, 2014. The increase was due to a $1.0 million decrease in inventory impairments and land option write-offs and a slight increase in gross margin percentage before interest expense for the six months ended April 30, 2014 compared to the same period of the prior year, which offset the decrease in income as a result of the lower land sales and other revenue.

West - Homebuilding revenues decreased 33.6% for the three months ended April 30, 2014 compared to the same period in the prior year. The decrease for the three months ended April 30, 2014 was attributed to a 47.9% decrease in homes delivered as a result of the decrease in sales pace partially offset by a 27.4% increase in average sales price, which was due to the different mix of communities delivering in the three months ended April 30, 2014 compared to the same period of the prior year.

Income before income taxes decreased $0.3 million to a $2.1 million for the three months ended April 30, 2014. The decrease for the three months ended April 30, 2014 was primarily due to the decrease in homebuilding revenues discussed above. Offsetting this decrease was an increase in gross margin percentage before interest expense for the three months ended April 30, 2014 compared to the same period in the prior year, as we delivered homes in the second quarter of fiscal 2014 with higher average prices due to raising prices and lowering incentives in fiscal 2013.

Homebuilding revenues decreased 33.5% for the six months ended April 30, 2014 compared to the same period in the prior year. The decrease for the six months ended April 30, 2014 was attributed to a 48.5% decrease in homes delivered as a result of the decrease in sales pace partially offset by a 29.2% increase in average sales price, which was due to the different mix of communities delivering in the six months ended April 30, 2014 compared to the same period of the prior year.

Income before income taxes increased $0.4 million compared to the prior year to $1.7 million for the six months ended April 30, 2014. The increase was due to an increase in gross margin percentage before interest expense for the six months ended April 30, 2014 compared to the same period in the prior year, as we delivered homes in the first half of fiscal 2014 with higher average prices due to raising prices and lowering incentives in fiscal 2013.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2014 and 2013, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 30.0%, and 34.0%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first half of fiscal 2013 to the first half of fiscal 2014, our conforming conventional loan originations increased from 60.8% to 67.9% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2014, financial services provided a $2.7 million and $4.1 million pretax profit compared to $3.5 million and $7.8 million of pretax profit for the same period of fiscal 2013. While revenues were down 11.9% for the second quarter of fiscal 2014 from the second quarter of fiscal 2013, costs were also down 6.0% for such period. The decrease in revenues was attributable to the decrease in mortgage settlements for the three months ended April 30, 2014 compared to the same period in the prior year. The decrease in costs was attributed to the decrease in the number of loans closed for the period. Revenues were down 21.6% for the six months ended April 30, 2014 compared to the same period of the prior year and costs were also down 8.1% for such period. The decrease in revenues was attributed to the decrease in mortgage settlements for the six months ended April 30, 2014 compared to the same period in the prior year. The decrease in costs was attributed to the decrease in the number of loans closed for the period. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 64.5% and 72.2% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2014 and 2013, respectively, and 65.8% and 72.9% of our non-cash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2014 and 2013, respectively. Servicing rights on new mortgages originated by us are sold with the loans. The decrease in the percentage of loans originated by our wholly owned mortgage banking subsidiaries for the three and six months ended April 30, 2014 as compared to the same periods of the prior year was primarily due to increased competition from third party mortgage providers arising with the decline in refinancing activity.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $14.6 million for the three months ended April 30, 2014 compared to $13.7 million for the three months ended April 30, 2013, and increased to $31.0 million for the six months ended April 30, 2014 compared to $26.2 million for the six months ended April 30, 2013. The increase in the three and six months ended April 30, 2014 from the prior year period was attributed to increased total compensation as a result of an increase in headcount and additional expenses related to earned amounts under the Company’s 2010 long-term incentive plan. Also impacting this increase was additional professional services for various corporate operations.

Other Interest

Other interest increased $0.8 million for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 and increased $0.2 million for the six months ended April 30, 2014 compared to the six months ended April 30, 2013. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase was attributed to the increase in interest incurred as a result of higher debt balances, thus more interest was required to be directly expensed, partially offset by the reduction from additional inventory.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees and noncontrolling interest relating to consolidated joint ventures. Other operations increased $4.0 million to $1.2 million for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 and $4.2 million to $2.3 million for the six months ended April 30, 2014 compared to the six months ended April 30, 2013. The increase for the three and six months ended April 30, 2014 compared to the same period in the prior year was due to the gain recognized in the prior year from the sale of our last remaining senior rental residential property.

Loss on Extinguishment of Debt

For the three and six months ended April 30, 2014, our loss on extinguishment of debt was $1.2 million. During the three months ended April 30, 2014 we redeemed the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015, which resulted in the loss on extinguishment of debt.

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1.1 million and $3.6 million for the three and six months ended April 30, 2014, respectively, compared to $0.8 million and $3.1 million for the three and six months ended April 30, 2013, respectively. The increase in income was mainly due to certain of our joint ventures that had increases in average sales price and therefore reported increased profits in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The increase was slightly offset by the decrease in profit we recognized from our land development joint venture which had a large land sale in the first quarter of fiscal 2013.

Total Taxes

The total income tax expense of $0.6 million and $1.2 million recognized for the three and six months ended April 30, 2014, respectively, was primarily due to various state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit of $2.6 million for the three months ended April 30, 2013 was primarily due to a favorable state tax audit settlement, offset slightly by state tax expenses. The total income tax benefit of $12.1 million recognized for the six months ended April 30, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, offset slightly by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of April 30, 2014, a factor which is significant negative evidence in considering whether deferred tax assets are realizable that cannot currently be overcome with other positive evidence. Our valuation allowance for deferred taxes amounted to $936.3 million and $927.1 million at April 30, 2014 and October 31, 2013, respectively. The valuation allowance increased during the six months ended April 30, 2014 primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period. If, at some time in the future, we determine to reverse all or a portion of our deferred tax asset valuation allowance, such amount would be recorded as an income tax benefit on our consolidated statement of operations, resulting in a material impact to net income and stockholder’s equity.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.9% of our homebuilding cost of sales.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of April 30, 2014, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2014 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	FV at April 30, 2014

Long term debt(1):
Fixed rate	$95,401	$66,247	$265,272	$127,662	$72,647	$1,153,310	$1,780,539	$1,884,846

Weighted average interest rate	5.72%	11.73%	6.75%	8.70%	6.21%	7.05%	7.19%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75.0 million revolving Credit Facility under which there were no borrowings outstanding and $20.0 million of letters of credit issued as of April 30, 2014. See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2014. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2014. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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

10(a)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan. (7)
10(b)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan. (8)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2014 and October 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the six months ended April 30, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Appendix A to the definitive Proxy Statement of Hovnanian Enterprises, Inc. on Schedule 14A, filed on January 27, 2014 (File No. 001-08551).

(8)	Incorporated by reference to Appendix B to the definitive Proxy Statement of Hovnanian Enterprises, Inc. on Schedule 14A, filed on January 27, 2014 (File No. 001-08551).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 6, 2014
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 6, 2014
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller