Form 10-Q
period 2014-07-31
HOVNANIAN ENTERPRISES INC
filed 2014-09-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2014

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 131,075,800 shares of Class A Common Stock and 14,805,795 shares of Class B Common Stock were outstanding as of September 2, 2014.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2014	October 31, 2013
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash	$176,639	$319,142
Restricted cash and cash equivalents	12,596	10,286
Inventories:
Sold and unsold homes and lots under development	981,529	752,749
Land and land options held for future development or sale	268,396	225,152
Consolidated inventory not owned:
Specific performance options	3,900	792
Other options	122,332	100,071
Total consolidated inventory not owned	126,232	100,863
Total inventories	1,376,157	1,078,764
Investments in and advances to unconsolidated joint ventures	62,294	51,438
Receivables, deposits and notes, net	56,232	45,085
Property, plant and equipment, net	45,960	46,211
Prepaid expenses and other assets	65,389	59,351
Total homebuilding	1,795,267	1,610,277

Financial services:
Cash	7,082	10,062
Restricted cash and cash equivalents	13,272	21,557
Mortgage loans held for sale at fair value	76,173	112,953
Other assets	1,934	4,281
Total financial services	98,461	148,853
Total assets	$1,893,728	$1,759,130

(1)  Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	July 31, 2014	October 31, 2013
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$98,338	$62,903
Accounts payable and other liabilities	315,779	307,764
Customers’ deposits	40,141	30,119
Nonrecourse mortgages secured by operating properties	16,904	17,733
Liabilities from inventory not owned	102,096	87,866
Total homebuilding	573,258	506,385

Financial services:
Accounts payable and other liabilities	23,736	32,874
Mortgage warehouse lines of credit	53,963	91,663
Total financial services	77,699	124,537

Notes payable:
Senior secured notes, net of discount	979,599	978,611
Senior notes, net of discount	590,290	461,210
Senior amortizing notes	17,049	20,857
Senior exchangeable notes	69,215	66,615
TEU senior subordinated amortizing notes	-	2,152
Accrued interest	27,027	28,261
Total notes payable	1,683,180	1,557,706
Income taxes payable	2,711	3,301
Total liabilities	2,336,848	2,191,929

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value – authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2014 and at October 31, 2013	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 142,821,363 shares at July 31, 2014 and 136,306,223 shares at October 31, 2013 (including 11,760,763 shares at July 31, 2014 and October 31, 2013 held in Treasury)	1,428	1,363
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,497,743 shares at July 31, 2014 and 15,347,615 shares at October 31, 2013 (including 691,748 shares at July 31, 2014 and October 31, 2013 held in Treasury)	155	153
Paid-in capital – common stock	695,086	689,727
Accumulated deficit	(1,159,728)	(1,144,408)
Treasury stock – at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(443,120)	(433,226)
Noncontrolling interest in consolidated joint ventures	-	427
Total equity deficit	(443,120)	(432,799)
Total liabilities and equity	$1,893,728	$1,759,130

(1) Derived from the audited balance sheet as of October 31, 2013.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Homebuilding:
Sale of homes	$538,007	$462,376	$1,331,490	$1,206,233
Land sales and other revenues	1,896	3,103	4,884	18,114
Total homebuilding	539,903	465,479	1,336,374	1,224,347
Financial services	11,106	12,878	28,612	35,219
Total revenues	551,009	478,357	1,364,986	1,259,566

Expenses:
Homebuilding:
Cost of sales, excluding interest	424,145	370,464	1,063,465	992,362
Cost of sales interest	15,827	13,757	37,724	35,311
Inventory impairment loss and land option write-offs	741	623	1,927	3,479
Total cost of sales	440,713	384,844	1,103,116	1,031,152
Selling, general and administrative	51,150	42,331	142,918	116,904
Total homebuilding expenses	491,863	427,175	1,246,034	1,148,056

Financial services	7,212	6,640	20,591	21,205
Corporate general and administrative	15,804	14,056	46,837	40,284
Other interest	19,880	21,949	66,685	68,581
Other operations	1,089	1,839	3,349	(75)
Total expenses	535,848	471,659	1,383,496	1,278,051
Loss on extinguishment of debt	-	-	(1,155)	-
Income from unconsolidated joint ventures	211	3,690	3,849	6,806
Income (loss) before income taxes	15,372	10,388	(15,816)	(11,679)
State and federal income tax (benefit) provision:
State	247	1,922	1,484	(277)
Federal	(1,980)	-	(1,980)	(9,878)
Total income taxes	(1,733)	1,922	(496)	(10,155)
Net income (loss)	$17,105	$8,466	$(15,320)	$(1,524)

Per share data:
Basic:
Income (loss) per common share	$0.11	$0.06	$(0.10)	$(0.01)
Weighted-average number of common shares outstanding	146,365	146,056	146,223	144,840
Assuming dilution:
Income (loss) per common share	$0.11	$0.06	$(0.10)	$(0.01)
Weighted-average number of common shares outstanding	162,278	162,823	146,223	144,840

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock

	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, October 31, 2013	124,545,460	$1,363	14,655,867	$153	5,600	$135,299	$689,727	$(1,144,408)	$(115,360)	$427	$(432,799)

Stock options, amortization and issuances	27,375	1					3,128				3,129

Restricted stock amortization, issuances and forfeitures	400,751	4	151,918	2			2,291				2,297

Settlement of prepaid common stock purchase contracts	6,085,224	60					(60)				-

Conversion of Class B to Class A Common Stock	1,790		(1,790)								-

Changes in noncontrolling interest in consolidated joint ventures										(427)	(427)

Net loss								(15,320)			(15,320)

Balance, July 31, 2014	131,060,600	$1,428	14,805,995	$155	5,600	$135,299	$695,086	$(1,159,728)	$(115,360)	$-	$(443,120)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,320)	$(1,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,571	3,782
Compensation from stock options and awards	7,786	5,259
Amortization of bond discounts and deferred financing costs	7,591	5,641
Gain on sale and retirement of property and assets	(329)	(4,535)
Income from unconsolidated joint ventures	(3,849)	(6,806)
Distributions of earnings from unconsolidated joint ventures	1,140	1,230
Loss on extinguishment of debt	1,155	-
Inventory impairment and land option write-offs	1,927	3,479
Decrease (increase) in assets:
Mortgage loans held for sale at fair value	36,780	32,998
Restricted cash, receivables, prepaids, deposits and other assets	(9,450)	64,806
Inventories	(299,320)	(149,529)
(Decrease) increase in liabilities:
State and federal income tax liabilities	(590)	(4,133)
Customers’ deposits	10,022	14,076
Accounts payable, accrued interest and other accrued liabilities	343	(12,141)
Net cash used in operating activities	(259,543)	(47,397)
Cash flows from investing activities:
Proceeds from sale of property and assets	346	7,208
Purchase of property, equipment and other fixed assets and acquisitions	(1,985)	(1,300)
Decrease in restricted cash related to mortgage company	471	-
Investments in and advances to unconsolidated joint ventures	(15,356)	(5,180)
Distributions of capital from unconsolidated joint ventures	7,209	18,048
Net cash (used in) provided by investing activities	(9,315)	18,776
Cash flows from financing activities:
Proceeds from mortgages and notes	104,508	82,617
Payments related to mortgages and notes	(69,854)	(56,901)
Proceeds from model sale leaseback financing programs	37,778	19,473
Payments related to model sale leaseback financing programs	(13,960)	(6,264)
Proceeds from land bank financing program	20,762	33,449
Payments related to land bank financing program	(33,284)	(30,721)
Proceeds from senior notes	150,000	-
Payments related to senior notes	(22,593)	-
Net payments related to mortgage warehouse lines of credit	(37,700)	(50,033)
Deferred financing costs from land bank financing programs and note issuances	(6,322)	(3,771)
Principal payments and debt repurchases	(5,960)	(5,202)
Net cash provided by (used in) financing activities	123,375	(17,353)
Net decrease in cash	(145,483)	(45,974)
Cash balance, beginning of period	329,204	273,232
Cash balance, end of period	$183,721	$227,258

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2014	2013
Supplemental disclosure of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$69,443	$66,018
Income taxes	$83	$(6,022)

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

In the second quarter of fiscal 2013, a property that we previously acquired when our partner in a land development joint venture transferred its interest in the venture to us was foreclosed on by the note holder. As a result, the inventory with a book value of $9.5 million and corresponding nonrecourse liability of equal amount were taken off our balance sheet in the quarter.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations, and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2013 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Stock Compensation

For the three and nine months ended July 31, 2014, the Company’s total stock-based compensation expense was $2.7 million and $7.7 million, respectively, and $2.7 million and $5.2 million for the three and nine months ended July 31, 2013, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $1.0 million and $3.0 million for the three and nine months ended July 31, 2014, respectively, and $1.6 million and $3.0 million for the three and nine months ended July 31, 2013, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2014	2013	2014	2013

Interest capitalized at beginning of period	$107,992	$112,488	$105,093	$116,056
Plus interest incurred (1)	36,472	33,195	108,073	97,813
Less cost of sales interest expensed	15,827	13,757	37,724	35,311
Less other interest expensed (2)(3)	19,880	21,949	66,685	68,581
Interest capitalized at end of period(4)	$108,757	$109,977	$108,757	$109,977

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed consists of interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt. Interest on completed homes and land in planning, which does not qualify for capitalization, is expensed.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2014	2013	2014	2013
Other interest expensed	$19,880	$21,949	$66,685	$68,581
Interest paid by our mortgage and finance subsidiaries	379	731	1,524	2,239
Decrease (increase) in accrued interest	5,245	5,018	1,234	(4,802)
Cash paid for interest, net of capitalized interest	$25,504	$27,698	$69,443	$66,018

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments to capitalized interest.

4.	Depreciation

Accumulated depreciation at July 31, 2014 and October 31, 2013, amounted to $76.6 million and $75.2 million, respectively, for our homebuilding property, plant and equipment.

5.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the third quarter of fiscal 2014, our discount rate used for the impairment recorded was 16.8%. For the impairment recorded in the second quarter of fiscal 2014, no discount rate was used as the one community impaired was for land held for sale for which a purchase offer price was used to determine the fair value. For the nine months ended July 31, 2013, our discount rate used for the impairments recorded ranged from 18.0% to 18.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2014, we evaluated inventories of all 492 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for nine of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $24.5 million. Of those communities tested for impairment, four communities with an aggregate carrying value of $23.1 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.1 million for each of the three months ended July 31, 2014 and 2013 and $0.2 million and $1.6 million for the nine months ended July 31, 2014 and 2013, respectively.

The following tables represent inventory impairments by homebuilding segment for the three and nine months ended July 31, 2014 and 2013:

(Dollars in millions)	Three Months Ended July 31, 2014			Three Months Ended July 31, 2013

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	-	$-	$-	1	$0.1	$0.4
Mid-Atlantic	-	-	-	-	-	-
Midwest	1	0.1	0.5	-	-	-
Southeast	-	-	-	-	-	-
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	1	$0.1	$0.5	1	$0.1	$0.4

(Dollars in millions)	Nine Months Ended July 31, 2014			Nine Months Ended July 31, 2013
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment(2)	Pre- Impairment Value(1)
Northeast	1	$0.1	$0.2	3	$1.6	$5.6
Mid-Atlantic	-	-	-	1	-	0.1
Midwest	1	0.1	0.5	-	-	-
Southeast	-	-	-	1	-	0.4
Southwest	-	-	-	-	-	-
West	-	-	-	-	-	-
Total	2	$0.2	$0.7	5	$1.6	$6.1

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.
(2)	During the nine months ended July 31, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.6 million and $0.5 million for the three months ended July 31, 2014 and 2013, respectively, and $1.7 million and $1.9 million for the nine months ended July 31, 2014 and 2013, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total cost written off.

 The following tables represent write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended July 31,
	2014		2013
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)(2)
Northeast	-	$0.1	73	$0.2
Mid-Atlantic	276	0.1	-	-
Midwest	105	0.1	13	-
Southeast	472	0.2	113	0.1
Southwest	312	0.1	12	0.2
West	-	-	-	-
Total	1,165	$0.6	211	$0.5

	Nine Months Ended July 31,
	2014		2013
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)	Number of Walk-Away Lots	Dollar Amount of Write-Offs(1)(2)
Northeast	239	$0.6	373	$0.4
Mid-Atlantic	797	0.2	164	-
Midwest	508	0.2	13	-
Southeast	1,397	0.5	113	0.2
Southwest	654	0.2	246	1.3
West	-	-	-	-
Total	3,595	$1.7	909	$1.9

(1)

We can incur costs while investigating land options, whereby we decide not to pursue the opportunity before we control the lots. These costs are expensed in the period we decide to no longer pursue the opportunity.

(2)

During both the three and nine months ended July 31, 2013, there were write-offs in the Midwest totaling $38 thousand. During nine months ended July 31, 2013, there were write-offs in the Mid-Atlantic totaling $23 thousand.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the nine months ended July 31, 2014, we did not mothball any new communities, re-activated two previously mothballed communities and sold two mothballed communities. As of July 31, 2014, the net book value associated with our 46 total mothballed communities was $104.1 million, net of impairment charges recorded in prior periods of $413.7 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2014, we had $3.9 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $3.7 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our Condensed Consolidated Balance Sheets in accordance with GAAP.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2014, inventory of $74.5 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $69.5 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2014, inventory of $47.8 million was recorded as “Consolidated inventory not owned – other options”, with a corresponding amount of $28.9 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the nine months ended July 31, 2014 and 2013, we received $1.7 million and $1.6 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2014	2013	2014	2013

Balance, beginning of period	$134,865	$125,274	$131,028	$121,149
Additions – Selling, general and administrative	4,659	5,956	13,710	14,362
Additions – Cost of sales	3,574	2,918	7,702	9,229
Charges incurred during the period	(3,683)	(6,691)	(13,025)	(17,283)
Changes to pre-existing reserves	(4,220)	-	(4,220)	-
Balance, end of period	$135,195	$127,457	$135,195	$127,457

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $1.0 million and $0.1 million for the three months ended July 31, 2014 and 2013, respectively, and $5.2 million and $8.6 million for the nine months ended July 31, 2014 and 2013, respectively, for prior year deliveries. For the nine months ended July 31, 2014, we settled a construction defect claim relating to the West segment which made up the majority of the payments. For the nine months ended July 31, 2013, payments were made up of a number of smaller construction defect claims, primarily in the Northeast.

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

 In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company's obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and the Company has responded to its information request.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013.  The plaintiff class was seeking unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.  The Company Defendants’ motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. The Company Defendants, the Company Defendants’ insurance carriers and the plaintiff class agreed to the terms of a settlement on May 15, 2014 in which the plaintiff class will receive a payment of $21 million in settlement of all claims, with the majority of the settlement being funded by the Company Defendants’ insurance carriers, which settlement is subject to Court approval. The Company has fully reserved for its share of the settlement.

8.	Restricted Cash and Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At both July 31, 2014 and October 31, 2013, we had no cash equivalents in “Homebuilding: Cash” or “Financial services: Cash” as the full balance of cash and cash equivalents was held as cash. However, “Homebuilding: Restricted cash and cash equivalents” and “Financial services: Restricted cash and cash equivalents” both included cash equivalents at July 31, 2014 and October 31, 2013.

      Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled to $25.9 million and $31.9 million as of July 31, 2014 and October 31, 2013, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance are homebuilding and financial services customers’ deposits of $7.0 million and $13.3 million at July 31, 2014, respectively, and $5.1 million and $21.6 million as of October 31, 2013, respectively, which are restricted from use by us.

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

At July 31, 2014 and October 31, 2013, respectively, $55.5 million and $94.1 million of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of July 31, 2014 and July 31, 2013, we had reserves for 200 and 167 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgage loans sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2014 and 2013, was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2014	2013	2014	2013

Loan origination reserves, beginning of period	$11,057	$9,766	$11,036	$9,334
Provisions for losses during the period	1,899	345	2,766	1,680
Adjustments to pre-existing provisions for losses from changes in estimates	(1,682)	260	(2,304)	7
Payments/settlements	-	-	(224)	(650)
Loan origination reserves, end of period	$11,274	$10,371	$11,274	$10,371

10.	Mortgage and Notes Payable

We have nonrecourse mortgage loans for a small number of our communities totaling $98.3 million and $62.9 million at July 31, 2014 and October 31, 2013, respectively, which are secured by the related real property and any improvements. The weighted-average interest rate on these obligations was 5.4% and 5.8% at July 31, 2014 and October 31, 2013, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $16.9 million and $17.7 million at July 31, 2014 and October 31, 2013, respectively. These loans had a weighted-average interest rate of 7.0% at both July 31, 2014 and October 31, 2013. As of July 31, 2014, these loans had installment obligations with annual principal maturities in the years ending October 31 of approximately: $0.2 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $1.4 million in 2017, $1.5 million in 2018 and $11.3 million after 2018.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offer Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2014, there were no borrowings and $25.5 million of letters of credit outstanding under the Credit Facility, and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.5 million letters of credit outstanding at July 31, 2014 and $5.1 million letters of credit outstanding at October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.6 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 30, 2014, is a short-term borrowing facility that provides up to $50.0 million through July 30, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.156% at July 31, 2014 plus the applicable margin of 2.85%. Therefore, at July 31, 2014, the interest rate was 3.0%. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $3.9 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $6.6 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on March 28, 2014, that is a short-term borrowing facility that provides up to $50.0 million through March 31, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.46% at July 31, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $35.7 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on July 7, 2014 to extend the maturity date to July 6, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of July 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $7.8 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of July 31, 2014 and October 31, 2013, were as follows:

(In thousands)	July 31, 2014	October 31, 2013
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,126	53,119
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	129,473	128,492
Total Senior Secured Notes	$979,599	$978,611
Senior Notes:
6.25% Senior Notes due January 15, 2015	$-	$21,438
11.875% Senior Notes due October 15, 2015 (net of discount)	60,317	60,044
6.25% Senior Notes due January 15, 2016 (net of discount)	172,398	172,153
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	-
Total Senior Notes	$590,290	$461,210
11.0% Senior Amortizing Notes due December 1, 2017	$17,049	$20,857
Senior Exchangeable Notes due December 1, 2017	$69,215	$66,615
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$-	$2,152

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2014 (see Note 23). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $651.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $108.6 million as of July 31, 2014, which included $5.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2014, the collateral securing the guarantees included (1) $73.6 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $118.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $55.8 million as of July 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, and thus have not guaranteed such indebtedness.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016, with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014, which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” for the nine months ended July 31, 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 below for additional information.

12.	Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “TEUs”), and on February 14, 2011, we issued an additional 450,000 TEUs pursuant to the over-allotment option granted to the underwriters. Each TEU initially consisted of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, a “Senior Subordinated Amortizing Note”). Each TEU could be separated into its constituent Purchase Contract and Senior Subordinated Amortizing Note after the initial issuance date of the TEUs, and the separate components could be combined to create a TEU. The Senior Subordinated Amortizing Note component of the TEUs was recorded as debt, and the Purchase Contract component of the TEUs which had a fair value of $68.1 million was recorded in equity as additional paid-in capital.

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

The final quarterly cash installment payment of $0.453125 per Senior Subordinated Amortizing Note was due on February 15, 2014, and was paid to holders thereof on February 18, 2014 (which was the next business day). On February 18, 2014, (which was the first business day after the mandatory settlement date of February 15, 2014) we issued to holders of Purchase Contracts an aggregate of 6,085,224 shares of our Class A Common Stock in settlement of an aggregate of 1,276,933 Purchase Contracts (such amount was based on a settlement rate of 4.7655 shares of Class A Common Stock for each Purchase Contract). In addition, we paid a de minimis amount of cash to holders of the Purchase Contracts in lieu of fractional shares. Accordingly, as of July 31, 2014, we had no Purchase Contracts or Senior Subordinated Amortizing Notes outstanding.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of July 31, 2014, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted-average number of shares for the nine months ended July 31, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which, as discussed in Note 12, were all issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding nonvested shares that contain nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) is considered participating securities.

 Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net earnings (loss) attributable to Hovnanian	$17,105	$8,466	$(15,320)	$(1,524)
Less: undistributed earnings allocated to nonvested shares	(386)	(15)	-	-
Numerator for basic earnings per share	16,719	8,451	(15,320)	(1,524)
Plus: undistributed earnings allocated to nonvested shares	386	15
Less: undistributed earnings reallocated to nonvested shares	(386)	(15)	-	-
Plus: interest on Senior Exchangeable Notes	879	893	-	-
Numerator for diluted earnings per share	17,598	9,344	(15,320)	(1,524)
Denominator:
Denominator for basic earnings per share	146,365	146,056	146,223	144,840
Effect of dilutive securities:
Share-based payments	756	1,610	-	-
Senior Exchangeable Notes	15,157	15,157	-	-
Denominator for diluted earnings per share – weighted-average shares outstanding	162,278	162,823	146,223	144,840
Basic earnings per share	$0.11	$0.06	$(0.10)	$(0.01)
Diluted earnings per share	$0.11	$0.06	$(0.10)	$(0.01)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 1.3 million and 1.6 million, respectively, for the nine months ended July 31, 2014 and 2013, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, 15.2 million shares and 16.1 million shares, respectively, for the nine months ended July 31, 2014 and 2013, of common stock issuable upon the exchange of our Senior Exchangeable Notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the-money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 3.0 million for the three months ended and 2.1 million for the nine months ended July 31, 2014, and 2.2 million for both the three and nine months ended July 31, 2013, because to do so would have been anti-dilutive for the periods presented.

15.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2014 and 2013, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (NOL) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

 On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2014. As of July 31, 2014, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

17.	Income Taxes

The total income tax benefit of $1.7 million and $0.5 million recognized for the three and nine months ended July 31, 2014, respectively, was primarily due to a refund received for a loss carryback to a previously profitable year, partially offset by various state tax expenses and state tax reserves for uncertain state tax positions. The total income tax expense of $1.9 million recognized for the three months ended July 31, 2013 was primarily due to state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit of $10.2 million recognized for the nine months ended July 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income, which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of July 31, 2014, a factor which is significant negative evidence in considering whether deferred tax assets are realizable that cannot currently be overcome with other positive evidence. Our valuation allowance for deferred taxes amounted to $933.3 million and $927.1 million at July 31, 2014 and October 31, 2013, respectively. The valuation allowance increased during the nine months ended July 31, 2014, primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period. Because of our profitability in fiscal 2013 and the third quarter of fiscal 2014, our three-year cumulative loss position is decreasing. If we determine to reverse all or a portion of our deferred tax asset valuation allowance, which could happen in the near future, such amount would be recorded as an income tax benefit on our Condensed Consolidated Statement of Operations, resulting in a material impact to net income and stockholders’ equity.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2014	2013	2014	2013

Revenues:
Northeast	$60,531	$67,214	$179,529	$176,285
Mid-Atlantic	90,123	89,365	219,378	200,489
Midwest	55,423	38,478	147,884	110,204
Southeast	55,449	35,731	146,613	101,884
Southwest	201,906	182,699	495,116	476,136
West	76,521	52,062	147,979	159,491
Total homebuilding	539,953	465,549	1,336,499	1,224,489
Financial services	11,106	12,878	28,612	35,219
Corporate and unallocated	(50)	(70)	(125)	(142)
Total revenues	$551,009	$478,357	$1,364,986	$1,259,566

Income (loss) before income taxes:
Northeast	$(1,971)	$1,028	$(10,791)	$(8,510)
Mid-Atlantic	5,397	8,036	9,772	12,305
Midwest	4,971	1,941	10,687	5,420
Southeast	2,244	276	6,990	3,585
Southwest	22,178	22,230	48,259	46,871
West	11,091	3,757	12,829	5,084
Homebuilding income before income taxes	43,910	37,268	77,746	64,755
Financial services	3,894	6,238	8,021	14,014
Corporate and unallocated	(32,432)	(33,118)	(101,583)	(90,448)
Income (loss) before income taxes	$15,372	$10,388	$(15,816)	$(11,679)

(In thousands)	July 31, 2014	October 31, 2013

Assets:
Northeast	$327,384	$323,152
Mid-Atlantic	313,962	240,486
Midwest	155,324	104,596
Southeast	134,998	101,410
Southwest	438,194	305,878
West	161,293	130,545
Total homebuilding	1,531,155	1,206,067
Financial services	98,461	148,853
Corporate and unallocated	264,112	404,210
Total assets	$1,893,728	$1,759,130

19.	Variable Interest Entities

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2014 and October 31, 2013, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2014, we had total cash and letters of credit deposits amounting to approximately $75.1 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	July 31, 2014
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$17,621	$92	$17,713
Inventories	202,204	11,336	213,540
Other assets	9,361	-	9,361
Total assets	$229,186	$11,428	$240,614

Liabilities and equity:
Accounts payable and accrued liabilities	$28,726	$4,177	$32,903
Notes payable	43,962	-	43,962
Total liabilities	72,688	4,177	76,865
Equity of:
Hovnanian Enterprises, Inc.	55,779	2,834	58,613
Others	100,719	4,417	105,136
Total equity	156,498	7,251	163,749
Total liabilities and equity	$229,186	$11,428	$240,614
Debt to capitalization ratio	22%	0%	21%

(Dollars in thousands)	October 31, 2013
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,102	$639	$30,741
Inventories	101,735	11,080	112,815
Other assets	6,868	-	6,868
Total assets	$138,705	$11,719	$150,424

Liabilities and equity:
Accounts payable and accrued liabilities	$28,016	$4,047	$32,063
Notes payable	23,904	-	23,904
Total liabilities	51,920	4,047	55,967
Equity of:
Hovnanian Enterprises, Inc.	44,141	2,703	46,844
Others	42,644	4,969	47,613
Total equity	86,785	7,672	94,457
Total liabilities and equity	$138,705	$11,719	$150,424
Debt to capitalization ratio	22%	0%	20%

As of July 31, 2014 and October 31, 2013, we had advances outstanding of approximately $3.7 million and $4.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $62.3 million and $51.4 million at July 31, 2014 and October 31, 2013, respectively.

	For the Three Months Ended July 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$29,283	$612	$29,895
Cost of sales and expenses	(27,631)	(534)	(28,165)
Joint venture net income	$1,652	$78	$1,730
Our share of net income	$201	$39	$240

	For the Three Months Ended July 31, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$76,842	$2,992	$79,834
Cost of sales and expenses	(67,526)	(3,300)	(70,826)
Joint venture net income (loss)	$9,316	$(308)	$9,008
Our share of net income (loss)	$3,654	$(154)	$3,500

	For the Nine Months Ended July 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$114,304	$5,881	$120,185
Cost of sales and expenses	(105,409)	(5,619)	(111,028)
Joint venture net income	$8,895	$262	$9,157
Our share of net income	$3,780	$131	$3,911

	For the Nine Months Ended July 31, 2013
(In thousands)	Homebuilding	Land Development	Total

Revenues	$211,408	$12,468	$223,876
Cost of sales and expenses	(194,667)	(7,755)	(202,422)
Joint venture net income	$16,741	$4,713	$21,454
Our share of net income	$4,372	$2,356	$6,728

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2014 and 2013, is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures (discussed below) and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.3 million and $3.4 million, for the three months ended July 31, 2014 and 2013, respectively, and $5.0 million and $9.0 million for the nine months ended July 31, 2014 and 2013, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures as of July 31, 2014 was 21%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

21.	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning November 1, 2015. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition” and most industry-specific guidance in the Accounting Standards Codification. ASU 2014-09 is effective for the Company beginning November 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” ("ASU 2014-11"), which makes limited amendments to ASC 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for the Company beginning February 1, 2015. Early adoption is not permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, “Compensation-Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for the Company beginning November 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-12 will have a material impact on our Consolidated Financial Statements.

22.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2014	Fair Value at October 31, 2013

Mortgage loans held for sale (1)	Level 2	$76,252	$113,739
Interest rate lock commitments	Level 2	(137)	369
Forward contracts	Level 2	58	(1,155)
		$76,173	$112,953

(1)  The aggregate unpaid principal balance was $73.6 million and $107.7 million at July 31, 2014 and October 31, 2013, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $497.9 million at July 31, 2014. Loans in process for which interest rates were committed to the borrowers totaled approximately $58.2 million as of July 31, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2014, the segment had open commitments amounting to $20.5 million to sell MBS with varying settlement dates through September 11, 2014.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(236)	$(308)	$526

	Three Months Ended July 31, 2013
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(1,253)	$(157)	$1,127

	Nine Months Ended July 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(2,136)	$(506)	$1,213

	Nine Months Ended July 31, 2013
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(515)	$115	$(337)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		July 31, 2014

(In thousands)	Fair Value Hierarchy	Pre-impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$469	$(70)	$399
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Three Months Ended
		July 31, 2013

(In thousands)	Fair Value Hierarchy	Pre-impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$439	$(118)	$321

		Nine Months Ended
		July 31, 2014

(In thousands)	Fair Value Hierarchy	Pre-impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$469	$(70)	$399
Land and land options held for future development or sale	Level 3	$236	$(82)	$154

		Nine Months Ended
		July 31, 2013

(In thousands)	Fair Value Hierarchy	Pre-impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,243	$(1,479)	$3,764
Land and land options held for future development or sale	Level 3	$924	$(136)	$788

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.1 million and $0.2 million for the three and nine months ended July 31, 2014, respectively, and $0.1 million and $1.6 million for the three and nine months ended July 31, 2013, respectively.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019 (the “2019 Notes”), the senior exchangeable notes and the senior amortizing notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, was estimated at $466.6 million as of July 31, 2014. As of July 31, 2014, the senior subordinated amortizing notes were no longer outstanding. As of October 31, 2013, the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes, was estimated at $493.4 million and $2.2 million, respectively. The 2019 Notes were not issued as of October 31, 2013.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third-party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes was estimated at $150.8 million, $1.0 billion, $17.0 million and $81.5 million, respectively, as of July 31, 2014. As of October 31, 2013, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1.0 billion, $20.9 million and $86.8 million, respectively. The 2019 Notes were not issued as of October 31, 2013.

23.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of July 31, 2014, had issued and outstanding approximately $992.0 million of senior secured notes ($979.6 million, net of discount), $591.1 million senior notes ($590.3 million, net of discount) and $17.0 million senior amortizing notes and $69.2 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding		$133,018	$1,335,404	$341,047	$(14,202)	$1,795,267
Financial services			8,937	89,524		98,461
Intercompany receivable (payable)		1,337,515		26,918	(1,364,433)	-
Investments in and amounts due to and from consolidated subsidiaries	$(78,621)	(34,333)	332,636		(219,682)	-
Total assets	$(78,621)	$1,436,200	$1,676,977	$457,489	$(1,598,317)	$1,893,728

LIABILITIES AND EQUITY:
Homebuilding	$2,685	$73	$514,778	$55,722		$573,258
Financial services			8,837	68,862		77,699
Notes payable		1,679,668	3,243	269		1,683,180
Intercompany payable (receivable)	323,179		1,085,902		$(1,409,081)	-
Income taxes payable (receivable)	38,635		(35,924)			2,711
Stockholders’ (deficit) equity	(443,120)	(243,541)	100,141	332,636	(189,236)	(443,120)
Noncontrolling interest in consolidated joint ventures						-
Total liabilities and equity	$(78,621)	$1,436,200	$1,676,977	$457,489	$(1,598,317)	$1,893,728

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding		$277,800	$1,020,435	$312,042		$1,610,277
Financial services			14,570	134,283		148,853
Intercompany receivable		1,093,906		14,489	$(1,108,395)	-
Investments in and amounts due to and from consolidated subsidiaries	$(62,298)	2,275	286,216		(226,193)	-
Total assets	$(62,298)	$1,373,981	$1,321,221	$460,814	$(1,334,588)	$1,759,130

LIABILITIES AND EQUITY:
Homebuilding	$3,798	$491	$437,767	$64,329		$506,385
Financial services			14,789	109,748		124,537
Notes payable		1,555,336	2,276	94		1,557,706
Intercompany payable	326,262		805,774		$(1,132,036)	-
Income taxes payable (receivable)	40,868		(37,567)			3,301
Stockholders’ (deficit) equity	(433,226)	(181,846)	98,182	286,216	(202,552)	(433,226)
Noncontrolling interest in consolidated joint ventures				427		427
Total liabilities and equity	$(62,298)	$1,373,981	$1,321,221	$460,814	$(1,334,588)	$1,759,130

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$(52)	$436,085	$103,870		$539,903
Financial services			2,396	8,710		11,106
Intercompany charges		26,411	(28,110)	(42)	$1,741	-
Total revenues	-	26,359	410,371	112,538	1,741	551,009

Expenses:
Homebuilding	$3,098	32,751	406,479	86,894	(586)	528,636
Financial services	6		1,699	5,507		7,212
Total expenses	3,104	32,751	408,178	92,401	(586)	535,848
Income from unconsolidated joint ventures			10	201		211
(Loss) income before income taxes	(3,104)	(6,392)	2,203	20,338	2,327	15,372
State and federal income tax (benefit) provision	(4,213)		2,480			(1,733)
Equity in income (loss) of consolidated subsidiaries	15,996	(12,584)	20,338		(23,750)	-
Net income (loss)	$17,105	$(18,976)	$20,061	$20,338	$(21,423)	$17,105

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$(76)	$372,416	$94,385	$(1,246)	$465,479
Financial services			3,080	9,798		12,878
Intercompany charges		20,760	(24,931)	(37)	4,208	-
Total revenues	-	20,684	350,565	104,146	2,962	478,357

Expenses:
Homebuilding	$3,177	30,389	351,903	77,409	2,141	465,019
Financial services	4		2,052	4,584		6,640
Total expenses	3,181	30,389	353,955	81,993	2,141	471,659
Income from unconsolidated joint ventures			34	3,656		3,690
(Loss) income before income taxes	(3,181)	(9,705)	(3,356)	25,809	821	10,388
State and federal income tax (benefit) provision	(2,233)		4,155			1,922
Equity in income (loss) of consolidated subsidiaries	9,414	(10,887)	25,809		(24,336)	-
Net income (loss)	$8,466	$(20,592)	$18,298	$25,809	$(23,515)	$8,466

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$(129)	$1,085,275	$251,228		$1,336,374
Financial services			6,467	22,145		28,612
Intercompany charges		72,966	(76,391)	(42)	$3,467	-
Total revenues	-	72,837	1,015,351	273,331	3,467	1,364,986

Expenses:
Homebuilding	$9,023	96,769	1,045,419	215,032	(3,338)	1,362,905
Financial services	15		4,918	15,658		20,591
Total expenses	9,038	96,769	1,050,337	230,690	(3,338)	1,383,496
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			70	3,779		3,849
(Loss) income before income taxes	(9,038)	(25,087)	(34,916)	46,420	6,805	(15,816)
State and federal income tax (benefit) provision	(10,041)		9,545			(496)
Equity in (loss) income of consolidated subsidiaries	(16,323)	(36,608)	46,420		6,511	-
Net (loss) income	$(15,320)	$(61,695)	$1,959	$46,420	$13,316	$(15,320)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,320)	$(61,695)	$1,959	$46,420	$13,316	$(15,320)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	2,080	6,913	(251,746)	11,846	(13,316)	(244,223)
Net cash (used in) provided by operating activities	(13,240)	(54,782)	(249,787)	58,266	-	(259,543)
Net cash (used in) investing activities			(1,009)	(8,306)		(9,315)
Net cash provided by (used in) financing activities		118,599	45,442	(40,666)		123,375
Intercompany investing and financing activities – net	13,240	(207,001)	206,190	(12,429)		-
Net (decrease) increase in cash	-	(143,184)	836	(3,135)	-	(145,483)
Cash balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash balance, end of period	$-	$100,286	$(5,643)	$89,078	$-	$183,721

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2013

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,524)	$(832,711)	$776,613	$47,780	$8,318	$(1,524)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	20,418	789,831	(842,439)	(5,365)	(8,318)	(45,873)
Net cash provided by (used in) operating activities	18,894	(42,880)	(65,826)	42,415	-	(47,397)
Net cash provided by investing activities		298	12,357	6,121		18,776
Net cash (used in) provided by financing activities		(5,460)	48,090	(59,983)		(17,353)
Intercompany investing and financing activities – net	(18,894)	6,404	1,009	11,481		-
Net (decrease) increase in cash	-	(41,638)	(4,370)	34	-	(45,974)
Cash balance, beginning of period		197,097	(2,017)	78,152		273,232
Cash balance, end of period	$-	$155,459	$(6,387)	$78,186	$-	$227,258

24.	Transactions with Related Parties

During the three months ended July 31, 2014 and 2013, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.3 million and $0.2 million, respectively. During the nine months ended July 31, 2014 and 2013, the services provided by such engineering firm to the Company totaled $0.7 million and $0.6 million, respectively. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first three quarters of fiscal 2014, the housing market has been uneven. During the period, we experienced several positive operating trends compared to the prior year. For the three and nine months ended July 31, 2014, sale of homes revenues increased 16.4% and 10.4%, respectively, as compared to the same periods of the prior year. The increases in revenues were due to increases in the volume of deliveries and average price per home, as a result of geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013, we were able to raise prices in a number of our communities and we experienced the benefit of these increases in fiscal 2014 as we delivered homes from those communities. However, in fiscal 2014, our ability to raise prices has been limited as the sales pace per community has slowed, and in some communities, we have lowered prices or increased incentives. For the three months ended July 31, 2014 compared to the three months ended July 31, 2013, our gross margin percentage, before cost of sales interest expense and land charges, increased from 20.3% to 21.3% and increased from 18.9% to 20.2% for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013. Active selling communities increased from 186 at July 31, 2013, to 196 at July 31, 2014. However, we also experienced some negative results. Net contracts decreased 6.3% and 1.8%, respectively, for the three and nine months ended July 31, 2014 compared to the same periods of the prior year. Net contracts per average active selling community decreased to 6.9 for the three months ended July 31, 2014 compared to 7.8 in the same period in the prior year and decreased to 21.9 for the nine months ended July 31, 2014 compared to 24.4 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue increased from 11.8% for the three months ended July 31, 2013 to 12.2% for the three months ended July 31, 2014, and increased from 12.5% for the nine months ended July 31, 2013 to 13.9% for the nine months ended July 31, 2014.

When comparing sequentially from the second quarter of fiscal 2014 to the third quarter of fiscal 2014, our gross margin percentage, before cost of sales interest expense and land charges, and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues each improved. Gross margin percentage increased from 20.2% to 21.3% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased from 13.9% to 12.2%, as compared to the second quarter of fiscal 2014. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues increased from the second quarter of fiscal 2014 to the third quarter of fiscal 2014, gross margin as a percentage of total revenues increased and selling, general and administrative costs as a percentage of total revenues decreased.

Based on the 14.3% increase in the dollar value of backlog, higher gross margin percentage and increased community count at July 31, 2014, compared to July 31, 2013, we believe that we are well-positioned for the remainder of the fiscal year. However, several challenges, such as persistently high unemployment levels in most of our markets, economic weakness and uncertainty, the restrictive mortgage lending environment, higher mortgage interest rates and the potential for more foreclosures, continue to impact the housing market and, consequently, our performance. Our recent mixed operating results during the nine months ended July 31, 2014 and other national data indicate that the pace of the housing recovery has slowed. However, both national new home sales and our home sales remain below historical levels. Although we continue to believe that we are still in the early stages of the housing recovery, in light of recent market trends, we currently expect uneven improvements across our operating markets.

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first three quarters of fiscal 2014, we opened for sale 77 new communities and closed 73 communities, resulting in a net increase of 4 communities from October 31, 2013, to 196 communities at July 31, 2014. We expect a number of new communities will open during the remainder of fiscal 2014. In addition, during the first three quarters of fiscal 2014, we put under option or acquired approximately 7,400 lots in 153 wholly-owned communities. Homebuilding selling, general and administrative expenses increased $26.0 million from $116.9 million for the nine months ended July 31, 2013 to $142.9 million for the nine months ended July 31, 2014. Approximately half of the increase was due to higher sales compensation, increased advertising costs and increased architectural expenses, all related to recent and future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. The other half of the increase was due to increased staffing levels primarily associated with the new communities and increased compensation reflective of the competitive homebuilding market. Corporate general and administrative expenses as a percentage of total revenue remained relatively flat at 3.4% for the nine months ended July 31, 2014 compared to 3.2% for the nine months ended July 31, 2013. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate anticipated revenue from our increased community count, we expect to be able to leverage these costs.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities (when we have had such facilities for our homebuilding operations) and the issuance of new debt and equity securities. Despite the additional capital from the issuance of senior unsecured notes in the first quarter of fiscal 2014, our homebuilding cash balance at July 31, 2014 decreased by $142.5 million from October 31, 2013. The significant use of cash during the first three quarters of fiscal 2014 was primarily due to spending $424.5 million on land and land development. The remaining change in cash came from normal operations.

Our cash uses during the nine months ended July 31, 2014 and 2013 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, financing transactions, debt issuances, housing and land sales, model sale leasebacks, land banking deals, financial service revenues and other revenues. In June 2013, we enhanced our liquidity by entering into a $75 million unsecured revolving credit facility, as discussed below. We believe that these sources of cash will be sufficient through fiscal 2015 to finance our working capital requirements and other needs, including the ability to add new communities to grow our homebuilding operations.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaid expenses, and other assets increase, which causes cash flow from operating activities to decrease. Certain liabilities also increase as we expand our operations and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaid expenses and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through July 31, 2014, as a result of the new land purchases and land development, we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 7.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including: the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted LIBOR rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2014, there were no borrowings and $25.5 million of letters of credit outstanding under the Credit Facility and, as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.5 million of letters of credit outstanding at July 31, 2014 and $5.1 million of letters of credit outstanding at October 31, 2013. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2014 and October 31, 2013, the amount of cash collateral in these segregated accounts was $5.6 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 30, 2014, is a short-term borrowing facility that provides up to $50.0 million through July 30, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.156% at July 31, 2014 plus the applicable margin of 2.85%. Therefore, at July 31, 2014, the interest rate was 3.0%. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $3.9 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $6.6 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on March 28, 2014, that is a short-term borrowing facility that provides up to $50.0 million through March 31, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.46% at July 31, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of July 31, 2014 and October 31, 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $35.7 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on July 7, 2014 to extend the maturity date to July 6, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of July 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $7.8 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of July 31, 2014, we had an aggregate of $992.0 million of outstanding senior secured notes ($979.6 million, net of discount), an aggregate of $591.1 million of outstanding senior notes ($590.3 million, net of discount), $17.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13 to the Condensed Consolidated Financial Statements) and $69.2 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 13 to the Condensed Consolidated Financial Statements). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2014 (see Note 23 to the Condensed Consolidated Financial Statements). In addition, the 2021 Notes (defined below) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and our 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $651.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $108.6 million as of July 31, 2014, which included $5.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to our 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”) of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2014, the collateral securing the guarantees included (1) $73.6 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $118.2 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $55.8 million as of July 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, and thus have not guaranteed such indebtedness.

The indentures governing our notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” for the nine months ended July 31, 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for corporate general purposes.

February 15, 2014 was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Total inventory, excluding consolidated inventory not owned, increased $272.0 million during the nine months ended July 31, 2014. Total inventory, excluding consolidated inventory not owned, increased during the nine months ended July 31, 2014, in the Northeast by $9.0 million, in the Mid-Atlantic by $52.4 million, in the Midwest by $44.2 million, in the Southeast by $23.6 million, in the Southwest by $122.9 million and in the West by $19.9 million.  The increases were primarily attributable to new land purchases and land development during the period, offset by home deliveries. During the nine months ended July 31, 2014, we incurred $0.2 million in impairments in the Northeast and the Midwest. In addition, we wrote off costs in the amount of $1.7 million during the nine months ended July 31, 2014 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2014 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $25.4 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with GAAP. The increase from October 31, 2013 to July 31, 2014 was primarily due to an increase in the sale and leaseback of certain model homes during the first nine months of fiscal 2014, partially offset by a decrease in land banking transactions. We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2014, inventory of $74.5 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $69.5 million recorded to “Liabilities from inventory not owned.” In addition, we have land banking arrangements whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2014, inventory of $47.8 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $28.9 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2014, we had $3.9 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options,” with a corresponding liability of $3.7 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in "Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve or we determine to sell the property. As of July 31, 2014, we have mothballed land in 46 communities. The book value associated with these communities at July 31, 2014 was $104.1 million, net of impairment charges recorded in prior periods of $413.7 million. We continually review communities to determine if mothballing is appropriate. During the first nine months of fiscal 2014, we did not mothball any new communities, and sold two communities which were previously mothballed. In addition, two communities which were previously mothballed were re-activated during the first nine months of fiscal 2014.

Our inventory representing “Land and land options held for future development or sale” at July 31, 2014 on the Condensed Consolidated Balance Sheets increased by $43.2 million compared to October 31, 2013. The increase was primarily due to the acquisition of new land in all segments during the first nine months of fiscal 2014, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast, Southeast and Southwest.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $1.1 million of our total inventories at July 31, 2014, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following table summarizes home sites included in our total residential real estate. The increase in total home sites available at July 31, 2014 compared to October 31, 2013 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2014:

Northeast	10	1,128	4,082	5,210
Mid-Atlantic	35	2,778	3,322	6,100
Midwest	35	3,370	1,805	5,175
Southeast	21	1,567	4,243	5,810
Southwest	86	5,237	1,673	6,910
West	9	1,245	4,881	6,126

Consolidated total	196	15,325	20,006	35,331

Unconsolidated joint ventures	10	1,702	966	2,668

Total including unconsolidated joint ventures	206	17,027	20,972	37,999

Owned		9,026	8,993	18,019
Optioned		6,006	11,013	17,019

Controlled lots		15,032	20,006	35,038

Construction to permanent financing lots		293	-	293

Consolidated total		15,325	20,006	35,331

Lots controlled by unconsolidated joint ventures		1,702	966	2,668

Total including unconsolidated joint ventures		17,027	20,972	37,999

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2013:

Northeast	12	1,142	3,626	4,768
Mid-Atlantic	29	2,645	2,953	5,598
Midwest	27	3,083	1,709	4,792
Southeast	24	1,257	2,578	3,835
Southwest	88	4,945	2,115	7,060
West	12	1,410	4,634	6,044

Consolidated total	192	14,482	17,615	32,097

Unconsolidated joint ventures	10	1,864	749	2,613

Total including unconsolidated joint ventures	202	16,346	18,364	34,710

Owned		7,470	8,856	16,326
Optioned		6,764	8,759	15,523

Controlled lots		14,234	17,615	31,849

Construction to permanent financing lots		248	-	248

Consolidated total		14,482	17,615	32,097

Lots controlled by unconsolidated joint ventures		1,864	749	2,613

Total including unconsolidated joint ventures		16,346	18,364	34,710

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase from October 31, 2013 to July 31, 2014 is due to a focused effort to improve top line revenue growth by increasing our number of started unsold homes available for expedited delivery.

	July 31, 2014			October 31, 2013

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	97	4	101	95	14	109
Mid-Atlantic	130	5	135	78	9	87
Midwest	38	9	47	17	8	25
Southeast	86	14	100	57	9	66
Southwest	414	2	416	346	13	359
West	79	6	85	40	8	48

Total	844	40	884	633	61	694

Started or completed unsold homes and models per active selling communities (1)	4.3	0.2	4.5	3.3	0.3	3.6

(1)

Active selling communities (which are communities that are open for sale with 10 or more home sites available) were 196 and 192 at July 31, 2014 and October 31, 2013, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

 Investments in and advances to unconsolidated joint ventures increased $10.9 million to $62.3 million at July 31, 2014 compared to October 31, 2013. The increase was primarily due to an investment in a new joint venture in the third quarter of fiscal 2014, partially offset by a partnership distribution received during the period, along with the timing of advances at July 31, 2014 as compared to October 31, 2013. As of July 31, 2014 and October 31, 2013, we had investments in eight and seven homebuilding joint ventures, respectively. We also had an investment in one land development joint venture as of each of July 31, 2014 and October 31, 2013. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes increased $11.1 million from October 31, 2013 to $56.2 million at July 31, 2014. The increase was primarily due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, along with new receivables from our insurance carriers for certain warranty claims. In addition, there were increases for new deposits and notes receivable, partially offset by decreases for certain notes receivable collected during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2014	2013	Change

Prepaid insurance	$4,458	$3,213	$1,245
Prepaid project costs	30,700	23,841	6,859
Net rental properties	1,651	1,975	(324)
Other prepaids	28,431	30,055	(1,624)
Other assets	149	267	(118)
Total	$65,389	$59,351	$6,038

Prepaid insurance increased $1.2 million during the nine months ended July 31, 2014 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $6.9 million from October 31, 2013 to July 31, 2014 was associated with the opening of 77 new communities during the first nine months of fiscal 2014. Other prepaids decreased $1.6 million during the period, primarily due to the amortization of prepaid bond fees, partially offset by prepaid bond fees associated with our 7.0% Senior Notes issued in the first quarter of fiscal 2014.

Financial Services - Restricted cash and cash equivalents decreased $8.3 million to $13.3 million at July 31, 2014. The decrease was primarily related to a decrease in the volume and timing of home closings at the end of the third quarter of fiscal 2014 compared to the end of fiscal 2013.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $74.1 million and $109.7 million at July 31, 2014 and October 31, 2013, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2013 was related to a decrease in the volume of loans originated during the third quarter of 2014 compared to the fourth quarter of 2013, partially offset by a slight increase in the average loan value.

Financial Services – Other assets decreased $2.3 million to $1.9 million at July 31, 2014. The decrease was related to the closing of mortgages in November 2013, which were funded in the fourth quarter of fiscal 2013.

Nonrecourse mortgages increased to $98.3 million at July 31, 2014, from $62.9 million at October 31, 2013. The increase was primarily due to new mortgages for communities across all homebuilding segments obtained during the nine months ended July 31, 2014.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2014	2013	Change

Accounts payable	$115,645	$98,585	$17,060
Reserves	140,090	136,029	4,061
Accrued expenses	21,010	26,454	(5,444)
Accrued compensation	32,065	39,704	(7,639)
Other liabilities	6,969	6,992	(23)
Total	$315,779	$307,764	$8,015

The increase in accounts payable was primarily related to the timing of invoices and payments in the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, due to an increase in construction spending during the period, which correlates to the increase in backlog from October 31, 2013 to July 31, 2013. Reserves increased during the period as new accruals for general liability insurance and warranty exceeded payments for warranty related claims. The decrease in accrued expenses is primarily due to the amortization of accruals related to abandoned lease space along with the timing of property tax and other accruals. The decrease in accrued compensation is primarily due to the payment of our fiscal year 2013 bonuses during the first quarter of 2014, partially offset by nine months of the fiscal 2014 bonus accrual.

Customers’ deposits increased $10.0 million to $40.1 million at July 31, 2014. The increase is primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $14.2 million to $102.1 at July 31, 2014. The increase is due to an increase in specific performance transactions and the sale and leaseback of certain model homes accounted for as financing transactions, partially offset by a decrease in land banking transactions during the period as described above.

Financial Services - Accounts payable and other liabilities decreased $9.1 million to $23.7 million at July 31, 2014. The decrease is primarily related to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Financial Services - Mortgage warehouse lines of credit decreased $37.7 million from $91.7 million at October 31, 2013, to $54.0 million at July 31, 2014. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period.

Accrued Interest decreased $1.2 million to $27.0 million at July 31, 2014. This decrease is due to the timing of semi-annual interest payments on our bonds.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2014 COMPARED TO THE THREE AND NINE MONTHS

ENDED JULY 31, 2013

Total revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2014	July 31, 2013	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$538,007	$462,376	$75,631	16.4%
Land sales and other revenues	1,896	3,103	(1,207)	(38.9)%
Financial services	11,106	12,878	(1,772)	(13.8)%

Total revenues	$551,009	$478,357	$72,652	15.2%

	Nine Months Ended
(Dollars in thousands)	July 31, 2014	July 31, 2013	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,331,490	$1,206,233	$125,257	10.4%
Land sales and other revenues	4,884	18,114	(13,230)	(73.0)%
Financial services	28,612	35,219	(6,607)	(18.8)%

Total revenues	$1,364,986	$1,259,566	$105,420	8.4%

Homebuilding

For the three and nine months ended July 31, 2014, sale of homes revenues increased $75.6 million, or 16.4%, and $125.3 million, or 10.4%, respectively, as compared to the same period of the prior year. These increases were primarily due to the 6.6% and 8.1% increases in the average price per home, and by the number of home deliveries increasing 9.2% and 2.1% for the three and nine months ended July 31, 2014, compared to the three and nine months ended July 31, 2013, respectively. The average price per home increased to $367,000 in the three months ended July 31, 2014, from $345,000 in the three months ended July 31, 2013. The average price per home increased to $356,000 in the nine months ended July 31, 2014, from $330,000 in the nine months ended July 31, 2013. The fluctuations in average prices were a result of geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013, we were able to raise prices in a number of our communities. However, in fiscal 2014, our ability to raise prices has been limited as the sales pace per community has slowed, and in some communities, we have lowered prices or increased incentives. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change

Northeast:
Dollars	$60,165	$66,447	(9.5)%	$178,848	$173,781	2.9%
Homes	128	154	(16.9)%	368	391	(5.9)%

Mid-Atlantic:
Dollars	$89,834	$89,123	0.8%	$218,615	$199,275	9.7%
Homes	187	189	(1.1)%	457	441	3.6%

Midwest:
Dollars	$55,392	$37,918	46.1%	$147,754	$109,446	35.0%
Homes	190	154	23.4%	526	451	16.6%

Southeast:
Dollars	$55,403	$35,265	57.1%	$145,323	$100,988	43.9%
Homes	179	129	38.8%	474	373	27.1%

Southwest:
Dollars	$200,788	$181,593	10.6%	$493,087	$463,309	6.4%
Homes	650	606	7.3%	1,642	1,625	1.0%

West:
Dollars	$76,425	$52,030	46.9%	$147,863	$159,434	(7.3)%
Homes	130	109	19.3%	268	377	(28.9)%

Consolidated total:
Dollars	$538,007	$462,376	16.4%	$1,331,490	$1,206,233	10.4%
Homes	1,464	1,341	9.2%	3,735	3,658	2.1%

Unconsolidated joint ventures
Dollars	$27,383	$76,691	(64.3)%	$105,370	$209,804	(49.8)%
Homes	85	161	(47.2)%	283	456	(37.9)%

Totals:
Dollars	$565,390	$539,067	4.9%	$1,436,860	$1,416,037	1.5%
Homes	1,549	1,502	3.1%	4,018	4,114	(2.3)%

As discussed above, the overall increase in housing revenues during the three and nine months ended July 31, 2014, as compared to the same period of the prior year, was attributed to an increase in deliveries and average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended July 31,		Net Contracts (1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Northeast:
Dollars	$64,356	$69,118	$191,880	$200,786	$118,038	$142,421
Homes	117	145	374	433	226	306

Mid-Atlantic:
Dollars	$91,701	$79,104	$282,533	$238,921	$205,087	$158,420
Homes	208	158	611	485	425	310

Midwest:
Dollars	$72,287	$57,066	$185,920	$157,951	$188,882	$144,221
Homes	219	232	616	632	695	608

Southeast:
Dollars	$39,855	$54,581	$133,540	$139,324	$86,873	$101,031
Homes	132	175	427	479	261	341

Southwest:
Dollars	$204,460	$195,403	$632,528	$590,189	$355,807	$287,719
Homes	593	663	1,935	2,001	970	882

West:
Dollars	$44,686	$39,322	$168,243	$143,931	$70,906	$63,374
Homes	88	75	295	308	113	122

Consolidated total:
Dollars	$517,345	$494,594	$1,594,644	$1,471,102	$1,025,593	$897,186
Homes	1,357	1,448	4,258	4,338	2,690	2,569

Unconsolidated joint ventures
Dollars	$25,601	$52,280	$107,137	$235,071	$87,702	$135,173
Homes	67	120	275	524	217	324

Totals:
Dollars	$542,946	$546,874	$1,701,781	$1,706,173	$1,113,295	$1,032,359
Homes	1,424	1,568	4,533	4,862	2,907	2,893

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first three quarters of fiscal 2014, our open for sale community count increased to 196 from 192 at October 31, 2013, which is the net result of opening 77 new communities and closing 73 communities since the beginning of fiscal 2014. Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the sales pace per community in most of the Company’s segments. Contracts per average active selling community for the three and nine months ended July 31, 2014, were 6.9 and 21.9, respectively, compared to 7.8 and 24.4, respectively, for the same period in the prior year, reflecting a decrease in sales pace over the prior year.

Cancellation rates represent the number of canceled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	18%	16%	21%	22%	21%
Second	17%	15%	16%	20%	17%
Third	22%	17%	20%	18%	23%
Fourth		23%	23%	21%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. Our cancellation rate as a percentage of beginning backlog is typically correlated with overall contract levels. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010

First	11%	12%	18%	18%	13%
Second	17%	15%	21%	22%	17%
Third	13%	12%	18%	20%	15%
Fourth		14%	18%	18%	25%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, and continuing through 2009, we started experiencing higher than normal numbers of cancellations later in the construction process. These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. The contract cancellations over the past several years, as shown in the table above, have been within what we believe to be a normal range. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2014	2013	2014	2013

Sale of homes	$538,007	$462,376	$1,331,490	$1,206,233

Cost of sales, net of impairment reversals and excluding interest	423,488	368,617	1,061,880	978,309

Homebuilding gross margin, before cost of sales interest expense and land charges	114,519	93,759	269,610	227,924

Cost of sales interest expense, excluding land sales interest expense	15,757	13,702	37,247	35,089

Homebuilding gross margin, after cost of sales interest expense, before land charges	98,762	80,057	232,363	192,835

Land charges	741	623	1,927	3,479

Homebuilding gross margin, after cost of sales interest expense and land charges	$98,021	$79,434	$230,436	$189,356

Gross margin percentage, before cost of sales interest expense and land charges	21.3%	20.3%	20.2%	18.9%

Gross margin percentage, after cost of sales interest expense, before land charges	18.4%	17.3%	17.5%	16.0%

Gross margin percentage, after cost of sales interest expense and land charges	18.2%	17.2%	17.3%	15.7%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	69.6%	70.0%	69.9%	70.7%
Commissions	3.4%	3.3%	3.4%	3.3%
Financing concessions	1.2%	1.4%	1.3%	1.5%
Overheads	4.5%	5.0%	5.2%	5.6%
Total cost of sales, before interest expense and land charges	78.7%	79.7%	79.8%	81.1%
Gross margin percentage, before cost of sales interest expense and land charges	21.3%	20.3%	20.2%	18.9%

Cost of sales interest	2.9%	3.0%	2.7%	2.9%
Gross margin percentage, after cost of sales interest expense and before land charges	18.4%	17.3%	17.5%	16.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land impairment and option write-off charges, increased to 21.3% during the three months ended July 31, 2014 compared to 20.3% for the same period last year and increased to 20.2% during the nine months ended July 31, 2014 compared to 18.9% for the same period last year. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered for the three and nine months ended July 31, 2014, compared to the same periods of the prior year. This mix change is a result of delivering more homes in communities where we acquired the land recently at lower costs than land acquired before the housing downturn. In addition, during fiscal 2013, we were able to increase base prices and increase lot premiums. For the nine months ended July 31, 2014 and 2013, gross margin was favorably impacted by the reversal of prior period inventory impairments of $32.6 million and $41.3 million, respectively, which represented 2.5% and 3.4%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $0.7 million and $0.6 million for the three months ended July 31, 2014 and 2013, respectively, and $1.9 million and $3.5 million during the nine months ended July 31, 2014 and 2013, respectively, to their estimated fair value. During the three and nine months ended July 31, 2014, we wrote off residential land options and approval and engineering costs amounting to $0.6 million and $1.7 million, respectively, compared to $0.5 million and $1.9 million, respectively, for the three and nine months ended July 31, 2013, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written off. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Mid-Atlantic, Midwest, Southeast and Southwest segments in the first nine months of fiscal 2014, and in our Northeast, Mid-Atlantic, Midwest, Southeast and Southwest segments in the first nine months of fiscal 2013. We recorded $0.1 million of inventory impairments during each of the three months ended July 31, 2014 and July 31, 2013. We recorded $0.2 million of inventory impairments during the nine months ended July 31, 2014 and $1.6 million during the nine months ended July 31, 2013. Impairments for the three and nine months ended July 31, 2014 and July 31, 2013 were lower than they had been in several years. It is difficult to predict if this trend will continue. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments. See Note 5 to Condensed Consolidated Financial Statements for additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2014	2013	2014	2013

Land and lot sales	$968	$1,940	$2,897	$15,218
Cost of sales, excluding interest	657	1,847	1,585	14,053
Land and lot sales gross margin, excluding interest	311	93	1,312	1,165
Land and lot sales interest expense	70	55	477	222
Land and lot sales gross margin, including interest	$241	$38	$835	$943

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were 4 land sales in both the three months ended July 31, 2014 and July 31, 2013, and a decrease of $1.0 million in land sales revenues for the three months ended July 31, 2014. There were ten land sales in both the nine months ended July 31, 2014 and July 31, 2013. Despite the same number of land sales in each respective period, revenue associated therewith can vary significantly due to the mix of land parcels sold. For example, there was one significant land sale in the Southwest during the nine months ended July 31, 2013, resulting in a decrease of $12.3 million in land sales revenue for the nine months ended July 31, 2014.

Land sales and other revenues decreased $1.2 million and $13.2 million, respectively, for the three and nine months ended July 31, 2014, compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and nine months ended July 31, 2014, compared to the three and nine months ended July 31, 2013, the decrease is primarily due to the fluctuation in land sales revenues noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) increased $8.8 million and $26.0 million for the three and nine months ended July 31, 2014, respectively, compared to the same period last year mainly due to additional overhead as a result of increases in sales and other compensation, related to increased headcount and increased compensation reflective of the competitive homebuilding market, along with advertising costs related to an increase in community count, increased architectural expenses, and the reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. From July 31, 2013 to July 31, 2014 we increased our active community count from 186 to 196 and our headcount increased 15% over this period. These expenses resulted in an increase in SGA as a percentage of homebuilding revenues for the three and nine months ended July 31, 2014. SGA as a percentage of homebuilding revenues was 9.5% and 10.7% for the three and nine months ended July 31, 2014, compared to 9.1% and 9.5% for the three and nine months ended July 31, 2013. SGA increases are expected as we continue to grow our community count. As these communities begin delivering homes, we expect to be able to leverage our SGA costs which should reduce this ratio.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2014	2013	Variance	Variance %

Northeast
Homebuilding revenue	$60,531	$67,214	$(6,683)	(9.9)%
(Loss) income before income taxes	$(1,971)	$1,028	$(2,999)	(291.7)%
Homes delivered	128	154	(26)	(16.9)%
Average sales price	$470,041	$431,477	$38,564	8.9%

Mid-Atlantic
Homebuilding revenue	$90,123	$89,365	$758	0.8%
Income before income taxes	$5,397	$8,036	$(2,639)	(32.8)%
Homes delivered	187	189	(2)	(1.1)%
Average sales price	$480,393	$471,548	$8,845	1.9%

Midwest
Homebuilding revenue	$55,423	$38,478	$16,945	44.0%
Income before income taxes	$4,971	$1,941	$3,030	156.1%
Homes delivered	190	154	36	23.4%
Average sales price	$291,534	$246,221	$45,313	18.4%

Southeast
Homebuilding revenue	$55,449	$35,731	$19,718	55.2%
Income before income taxes	$2,244	$276	$1,968	713.0%
Homes delivered	179	129	50	38.8%
Average sales price	$309,515	$273,372	$36,143	13.2%

Southwest
Homebuilding revenue	$201,906	$182,699	$19,207	10.5%
Income before income taxes	$22,178	$22,230	$(52)	(0.2)%
Homes delivered	650	606	44	7.3%
Average sales price	$308,905	$299,658	$9,247	3.1%

West
Homebuilding revenue	$76,521	$52,062	$24,459	47.0%
Income before income taxes	$11,091	$3,757	$7,334	195.2%
Homes delivered	130	109	21	19.3%
Average sales price	$587,883	$477,343	$110,540	23.2%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2014	2013	Variance	Variance %

Northeast
Homebuilding revenue	$179,529	$176,285	$3,244	1.8%
Loss before income taxes	$(10,791)	$(8,510)	$(2,281)	26.8%
Homes delivered	368	391	(23)	(5.9)%
Average sales price	$486,000	$444,452	$41,548	9.3%

Mid-Atlantic
Homebuilding revenue	$219,378	$200,489	$18,889	9.4%
Income before income taxes	$9,772	$12,305	$(2,533)	(20.6)%
Homes delivered	457	441	16	3.6%
Average sales price	$478,370	$451,871	$26,499	5.9%

Midwest
Homebuilding revenue	$147,884	$110,204	$37,680	34.2%
Income before income taxes	$10,687	$5,420	$5,267	97.2%
Homes delivered	526	451	75	16.6%
Average sales price	$280,902	$242,674	$38,228	15.8%

Southeast
Homebuilding revenue	$146,613	$101,884	$44,729	43.9%
Income before income taxes	$6,990	$3,585	$3,405	95.0%
Homes delivered	474	373	101	27.1%
Average sales price	$306,589	$270,746	$35,843	13.2%

Southwest
Homebuilding revenue	$495,116	$476,136	$18,980	4.0%
Income before income taxes	$48,259	$46,871	$1,388	3.0%
Homes delivered	1,642	1,625	17	1.0%
Average sales price	$300,297	$285,113	$15,184	5.3%

West
Homebuilding revenue	$147,979	$159,491	$(11,512)	(7.2)%
Income before income taxes	$12,829	$5,084	$7,745	152.3%
Homes delivered	268	377	(109)	(28.9)%
Average sales price	$551,729	$422,903	$128,826	30.5%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 9.9% for the three months ended July 31, 2014, compared to the same period of the prior year. The decrease for the three months ended July 31, 2014 was attributed to a 16.9% decrease in homes delivered, partially offset by an 8.9% increase in average sales price due to the mix of communities delivering in the three months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes decreased $3.0 million compared to the prior year to a loss of $2.0 million for the three months ended July 31, 2014. This decrease was mainly due to the decrease in homebuilding revenues discussed above and a $2.6 million increase in selling, general and administrative costs. Offsetting this decrease was an increase in gross margin percentage before interest for the three months ended July 31, 2014, which was due to the reversal of reserves that were no longer needed.

Homebuilding revenues increased 1.8% for the nine months ended July 31, 2014, compared to the same period of the prior year. The increase was attributed to a 9.3% increase in average sales price, partially offset by a 5.9% decrease in homes delivered. The increase in average sales price was the result of the mix of communities delivering in the nine months ended July 31, 2014, compared to the same period of the prior year. These increases were partially offset by a $1.8 million decrease in land sales and other revenue.

Loss before income taxes increased $2.3 million compared to the prior year to a loss of $10.8 million for the nine months ended July 31, 2014. The increase in the loss was mainly due to a $6.4 million increase in selling, general and administrative costs. Partially offsetting this decrease was a slight increase in gross margin percentage before interest expense for the nine months ended July 31, 2014, compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 0.8% for the three months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily due to 1.9% increase in average sales price for the three months ended July 31, 2014, compared to the same period in the prior year, partially offset by a 1.1% decrease in homes delivered. The increase in average sales price was the result of the mix of communities delivering in the three months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes decreased $2.6 million compared to the prior year to $5.4 million for the three months ended July 31, 2014, due primarily to a $2.2 million increase in selling, general and administrative costs. Partially offsetting this decrease was a slight increase in gross margin percentage before interest expense for the three months ended July 31, 2014.

Homebuilding revenues increased 9.4% for the nine months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily due to a 3.6% increase in homes delivered, along with a 5.9% increase in average sales price for the nine months ended July 31, 2014. The increase in deliveries resulted from an increase in active selling communities during the nine months ended July 31, 2014, compared to the same period of the prior year. The increase in average sales prices was the result of the mix of communities delivering in the nine months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes decreased $2.5 million compared to the prior year to $9.8 million for the nine months ended July 31, 2014, due primarily to a $6.9 million increase in selling, general and administrative costs. Partially offsetting this decrease was a slight increase in gross margin percentage before interest expense for the nine months ended July 31, 2014, compared to the same period of the prior year.

Midwest - Homebuilding revenues increased 44.0% for the three months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily due to an 18.4% increase in average sales price and a 23.4% increase in homes delivered for the three months ended July 31, 2014, due to an increase in active selling communities. The increase in average sales price was the result of the mix of communities delivering in the three months ended July 31, 2014 compared to the same period of the prior year.

Income before income taxes increased $3.0 million to $5.0 million for the three months ended July 31, 2014, compared to the same period in the prior year. The increase in income for the three months ended July 31, 2014 was primarily due to the increase in homebuilding revenue discussed above and a minor increase in gross margin percentage before interest expense for the period. Partially offsetting this increase was a $1.2 million increase in selling, general and administrative costs.

Homebuilding revenues increased 34.2% for the nine months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily attributed to a 15.8% increase in average sales price and a 16.6% increase in homes delivered for the nine months ended July 31, 2014, due to an increase in active selling communities. The increase in average sales price was the result of the mix of communities delivering in the nine months ended July 31, 2014, compared to the same period of the prior year.

      Income before income taxes increased $5.3 million compared to the prior year to $10.7 million for the nine months ended July 31, 2014. The increase in income for the nine months ended July 31, 2014, was primarily due to the increase in homebuilding revenue discussed above and a minor increase in gross margin percentage before interest expense for the period.

 Southeast - Homebuilding revenues increased 55.2% for the three months ended July 31, 2014, compared to the same period in the prior year. The increase for the three months ended July 31, 2014 was attributed to the 38.8% increase in homes delivered and a 13.2% increase in average sales price, as a result of the different mix of communities delivering in the three months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes increased $2.0 million to $2.2 million for the three months ended July 31, 2014, primarily due to the increase in homebuilding revenues discussed above. Partially offsetting this increase was a $0.7 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 43.9% for the nine months ended July 31, 2014, compared to the same period in the prior year. The increase for the nine months ended July 31, 2014 was attributed to a 27.1% increase in homes delivered, a 13.2% increase in average sales price and a $0.4 million increase in land sales and other revenue. The increase in average sales price was primarily due to the different mix of communities delivering in the nine months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes increased $3.4 million compared to the prior year to $7.0 million for the nine months ended July 31, 2014. The increase for the nine months ended July 31, 2014 was primarily due to the increase in homebuilding revenue discussed above. Partially offsetting this increase was a $2.5 million increase in selling, general and administrative costs. Gross margin percentage before interest expense for the period was flat compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 10.5% for the three months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily due to a 3.1% increase in average sales price and a 7.3% increase in homes delivered. The increase in average sales price was the result of the different mix of communities delivering in the three months ended July 31, 2014, compared to the same period in the prior year.

Income before income taxes decreased $0.1 million to $22.2 million for the three months ended July 31, 2014.  The decrease was primarily due to a $1.6 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense for the three months ended July 31, 2014, compared to the same period of the prior year. Partially offsetting this decrease was the increase in homebuilding revenues discussed above.

Homebuilding revenues increased 4.0% for the nine months ended July 31, 2014, compared to the same period in the prior year. The increase was primarily due to a 1.0% increase in homes delivered and a 5.3% increase in average sales price for the nine months ended July 31, 2014, as a result of the different mix of communities delivering in the nine months ended July 31, 2014 compared to the same period in the prior year. Partially offsetting this increase was a $10.8 million decrease in land sales and other revenue for the nine months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes increased $1.4 million compared to the prior year to $48.3 million for the nine months ended July 31, 2014. The increase was due to a $1.1 million decrease in inventory impairments and land option write-offs and the increase in homebuilding revenue discussed above. Gross margin percentage before interest expense was flat for the nine months ended July 31, 2014, compared to the same period of the prior year. Partially offsetting this increase was a $5.1 million increase in selling, general and administrative costs.

West - Homebuilding revenues increased 47.0% for the three months ended July 31, 2014 compared to the same period in the prior year. The increase for the three months ended July 31, 2014 was attributed to a 19.3% increase in homes delivered and a 23.2% increase in average sales price, which was due to the different mix of communities delivering in the three months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes increased $7.3 million to $11.1 million for the three months ended July 31, 2014. The increase for the three months ended July 31, 2014 was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the three months ended July 31, 2014, compared to the same period in the prior year, as we delivered homes in the third quarter of fiscal 2014 with higher average prices due to raising prices and lowering incentives in fiscal 2013. Partially offsetting this increase was a $0.6 million increase in selling, general and administrative costs.

Homebuilding revenues decreased 7.2% for the nine months ended July 31, 2014, compared to the same period in the prior year. The decrease for the nine months ended July 31, 2014 was attributed to a 28.9% decrease in homes delivered as a result of the decrease in sales pace partially offset by a 30.5% increase in average sales price, which was due to the different mix of communities delivering in the nine months ended July 31, 2014, compared to the same period of the prior year.

Income before income taxes increased $7.7 million compared to the prior year to $12.8 million for the nine months ended July 31, 2014. The increase was due to an increase in gross margin percentage before interest expense for the nine months ended July 31, 2014, compared to the same period in the prior year, as we delivered homes in the first nine months of fiscal 2014 with higher average prices due to raising prices and lowering incentives in fiscal 2013. Partially offsetting this increase was a $1.1 million increase in selling, general and administrative costs.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first nine months of fiscal 2014 and 2013, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 29.3% and 34.1%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the nine months ended July 31, 2013 to the nine months ended July 31, 2014, our conforming conventional loan originations increased from 61.0% to 68.3% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2014, financial services provided a $3.9 million and an $8.0 million pretax profit, compared to $6.3 million and $14.0 million, respectively, of pretax profit for the same period of fiscal 2013. Revenues were down 13.8% for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 and costs were up 8.6% for such period. The decrease in revenues was attributable to the decrease in mortgage settlements for the three months ended July 31, 2014, compared to the same period in the prior year. The increase in costs was attributed to the increase in rent expense which is no longer offset by the amortization of accruals for abandoned lease space. These accruals were reversed in the fourth quarter of fiscal 2013 when we resumed occupancy of the space. Revenues were down 18.8% for the nine months ended July 31, 2014 compared to the same period of the prior year and costs were also down 2.9% for such period. The decrease in revenues was attributed to the decrease in mortgage settlements for the nine months ended July 31, 2014, compared to the same period in the prior year. The decrease in costs was attributed to the decrease in the number of loans closed for the period partially offset by the increase in costs, discussed above, for the three months ended July 31, 2014. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 62.2% and 72.6% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2014 and 2013, respectively, and 64.3% and 72.7% of our non-cash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2014 and 2013, respectively. Servicing rights on new mortgages originated by us are sold with the loans. The decrease in the percentage of loans originated by our wholly owned mortgage banking subsidiaries for the three and nine months ended July 31, 2014 as compared to the same periods of the prior year was primarily due to increased competition from third party mortgage providers arising with the decline in refinancing activity at third party lenders.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $15.8 million for the three months ended July 31, 2014 compared to $14.1 million for the three months ended July 31, 2013, and increased to $46.8 million for the nine months ended July 31, 2014, compared to $40.3 million for the nine months ended July 31, 2013. The increase in the three and nine months ended July 31, 2014, from the prior year period was attributed to increased total compensation as a result of an increase in headcount and additional expenses related to earned amounts under the Company’s 2010 long-term incentive plan. Also impacting this increase was additional professional services for various corporate operations.

Other Interest

Other interest decreased $2.1 million for the three months ended July 31, 2014, compared to the three months ended July 31, 2013, and decreased $1.9 million for the nine months ended July 31, 2014, compared to the nine months ended July 31, 2013. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. For the three and nine months ended July 31, 2014, as our inventory balances for the qualifying assets have increased, the amount of interest required to be directly expensed has decreased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees and noncontrolling interest relating to consolidated joint ventures. Other operations decreased $0.7 million to $1.1 million for the three months ended July 31, 2014, compared to the three months ended July 31, 2013, and increased $3.4 million to $3.3 million for the nine months ended July 31, 2014, compared to the nine months ended July 31, 2013. The decrease for the three months ended July 31, 2014, compared to the same period in the prior year was spread among the various categories within other operations. The increase for the nine months ended July 31, 2014, compared to the same period in the prior year was mainly due to the gain recognized in the prior year from the sale of our last remaining senior rental residential property.

Loss on Extinguishment of Debt

For the nine months ended July 31, 2014, our loss on extinguishment of debt was $1.2 million, due to the redemption of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015.

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $0.2 million and $3.8 million for the three and nine months ended July 31, 2014, respectively, compared to $3.7 million and $6.8 million for the three and nine months ended July 31, 2013, respectively. The decrease in income in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 was mainly due to decreases in average sales price and fewer deliveries at certain of our joint ventures as active selling communities decreased from 12 as of July 31, 2013 to 10 as of July 31, 2014. The decrease in average sales price was primarily the result of the mix of communities delivering during each of the respective periods. The decrease for the nine months ended July 31, 2014, compared to the nine months ended July 31, 2013, was also attributable to the decrease in profit we recognized from our land development joint venture which had a large land sale in the first quarter of fiscal 2013.

Total Taxes

The total income tax benefit of $1.7 million and $0.5 million recognized for the three and nine months ended July 31, 2014, respectively, was primarily due to a refund received for a loss carryback to a previously profitable year, partially offset by various state tax expenses and state tax reserves for uncertain state tax positions. The total income tax expense of $1.9 million recognized for the three months ended July 31, 2013 was primarily due to state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit of $10.2 million recognized for the nine months ended July 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income, which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Because of the downturn in the homebuilding industry, resulting in significant inventory and intangible impairments in prior years, we are in a three-year cumulative loss position as of July 31, 2014, a factor which is significant negative evidence in considering whether deferred tax assets are realizable that cannot currently be overcome with other positive evidence. Our valuation allowance for deferred taxes amounted to $933.3 million and $927.1 million at July 31, 2014 and October 31, 2013, respectively. The valuation allowance increased during the nine months ended July 31, 2014, primarily due to additional valuation allowance recorded for the federal and state tax benefits related to the losses incurred during this period. Because of our profitability in fiscal 2013 and the third quarter of fiscal 2014, our three-year cumulative loss position is decreasing. If we determine to reverse all or a portion of our deferred tax asset valuation allowance, which could happen in the near future, such amount would be recorded as an income tax benefit on our Condensed Consolidated Statement of Operations, resulting in a material impact to net income and stockholders’ equity.

Inflation

Inflation has a long-term effect on our Consolidated Statement of Operations, because increasing costs of land, materials, and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers.

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.1% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of the sustained homebuilding downturn;
●	Adverse weather and other environmental conditions and natural disasters;
●	Changes in market conditions and seasonality of the Company’s business;
●	Changes in home prices and sales activity in the markets where the Company builds homes;
●	Government regulation, including regulations concerning development of land, home building, sales and customer financing processes, tax laws and the environment;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Shortages in, and price fluctuations of, raw materials and labor;
●	The availability and cost of suitable land and improved lots;
●	Levels of competition;
●	Availability of financing to the Company;
●	Utility shortages and outages or rate fluctuations;
●	Levels of indebtedness and restrictions on the Company's operations and activities imposed by the agreements governing the Company's outstanding indebtedness;
●	The Company's sources of liquidity;
●	Changes in credit ratings;
●	Availability of net operating loss carryforwards;
●	Operations through joint ventures with third parties;
●	Product liability litigation, warranty claims and claims made by mortgage investors;
●	Successful identification and integration of acquisitions;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Significant influence of the Company's controlling stockholders; and
●	Geopolitical risks, terrorist acts and other acts of war.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe this risk is material. The following table sets forth, as of July 31, 2014, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2014 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	FV at July 31, 2014

Long term debt(1):
Fixed rate	$98,624	$66,247	$265,272	$127,662	$73,526	$1,153,310	$1,784,641	$1,847,251
Weighted-average interest rate	5.44%	11.73%	6.75%	8.70%	6.21%	7.05%	7.18%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75.0 million revolving Credit Facility under which there were no borrowings outstanding and $25.5 million of letters of credit issued as of July 31, 2014. See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2014. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 6.  EXHIBITS

3(a 3(a)	Restated Certificate of Incorporation of the Registrant.(2)
3(b)	Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.(6)
4(b)	Specimen Class B Common Stock Certificate.(6)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

10(a)*	Form of Market Share Unit Agreement (Class A shares).
10(b)*	Form of Market Share Unit Agreement (Class B shares).
10(c)*	Form of Market Share Unit Agreement (Performance Vesting) (Class A shares).
10(d)*	Form of Market Share Unit Agreement (Performance Vesting) (Class B shares).
10(e)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).
10(f)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).
10(g)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).
10(h)*	Form of Restricted Share Unit Agreement for Directors (2014 grants and thereafter).
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of July 31, 2014 and October 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 5, 2014
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 5, 2014
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller