Form 10-K
period 2014-10-31
HOVNANIAN ENTERPRISES INC
filed 2014-12-19
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2014

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Nonaccelerated Filer ☐    Smaller Reporting Company ☐

                      (Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $531,159,828.

As of the close of business on December 15, 2014, there were outstanding 131,075,900 shares of the Registrant’s Class A Common Stock and 14,805,695 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 10, 2015, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I	4

1	Business	4
1A	Risk Factors	12
1B	Unresolved Staff Comments	21
2	Properties	21
3	Legal Proceedings	21
4	Mine Safety Disclosures	22
	Executive Officers of the Registrant	22

	PART II	23

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	53
8	Financial Statements and Supplementary Data	54
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
9A	Controls and Procedures	54
9B	Other Information	57

	PART III	57

10	Directors, Executive Officers and Corporate Governance	57
11	Executive Compensation	58
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
13	Certain Relationships and Related Transactions, and Director Independence	59
14	Principal Accountant Fees and Services	59

	PART IV	60

15	Exhibits and Financial Statement Schedules	60
	Signatures	65

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 312,000 homes, including 5,934 homes in fiscal 2014. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 201 communities in 34 markets in 16 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $61,000 (low-income housing) to $1,745,000 with an average sales price, including options, of $366,000 nationwide in fiscal 2014.

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

2005 - Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country Homes’ existing residential communities. We also entered the Cleveland, Ohio market through the acquisition of Oster Homes.

2006 - Entered the coastal markets of South Carolina and Georgia through the acquisition of Craftbuilt Homes.

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 17 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C. and West Virginia

Midwest: Illinois, Minnesota and Ohio

Southeast: Florida, Georgia, North Carolina and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated Financial Statements.

Employees

We employed approximately 2,006 full-time employees (whom we refer to as associates) as of October 31, 2014.

Corporate Offices and Available Information

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701. Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

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

In addition to our current focus on maintaining strong liquidity and evaluating new investment opportunities, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to benefit our business.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2014, 2013 and 2012, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 5,148 lots, 1,611 lots and 2,134 lots, respectively, out of 22,119 total lots, 17,134 total lots and 13,552 total lots, respectively, under option, resulting in pretax charges of $4.0 million, $2.6 million and $2.7 million, respectively.

Design - Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities, such as swimming pools, tennis courts, clubhouses, open areas and tot lots, are frequently included.

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

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. A majority of our single-family detached homes are constructed after the signing of a sales contract and mortgage approval has been obtained. This limits the buildup of inventory of unsold homes and the costs of maintaining and carrying that inventory.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of newspaper, radio, television, internet, magazine, our web site, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, New Jersey, North Carolina, South Carolina and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and preclosing quality control inspections as well as responding to postclosing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical, and plumbing systems and a 10-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

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

During the year ended October 31, 2014, for the markets in which our mortgage subsidiaries originated loans, 16.7% of our home buyers paid in cash and 65.0% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2014 were 28.4% Federal Housing Administration/Veterans Affairs (“FHA/VA”), 71.1% prime and 0.5% United States Department of Agriculture.

We customarily sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms and savings and loan associations.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities, and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants, and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from 2 to 24 individual homes per building, together with amenities, such as club houses, swimming pools, tennis courts, tot lots and open areas.

Current base prices for our homes in contract backlog at October 31, 2014, range from $61,000 (low-income housing) to $960,000 in the Northeast, from $140,000 to $1,525,000 in the Mid-Atlantic, from $111,000 to $760,000 in the Midwest, from $163,000 to $796,000 in the Southeast, from $120,000 to $1,076,000 in the Southwest and from $185,000 to $1,745,000 in the West. Closings generally occur and are typically reflected in revenues within six months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2014, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$274,734	550	$499,516
Mid-Atlantic	331,759	701	473,266
Midwest	225,958	789	286,386
Southeast	202,620	652	310,768
Southwest	747,753	2,389	312,998
West	230,189	416	553,337
Consolidated total	$2,013,013	5,497	$366,202
Unconsolidated joint ventures	164,082	437	375,475
Total including unconsolidated joint ventures	$2,177,095	5,934	$366,885

The value of our net sales contracts, excluding unconsolidated joint ventures, increased to $2.1 billion from $1.9 billion for the years ended October 31, 2014 and 2013, respectively. The number of homes contracted increased to 5,559 in 2014 from 5,544 in 2013. The increase in the number of homes contracted occurred along with an increase in the number of open-for-sale communities from 192 at October 31, 2013 to 201 at October 31, 2014. We contracted an average of 28.4 homes per average active selling community in 2014 compared to 30.7 homes per average active selling community in 2013, demonstrating a small decrease in sales pace per community as the homebuilding market stagnated in 2014.

 Information on the value of net sales contracts by segment for the years ended October 31, 2014 and 2013, is set forth below:

(Value of net sales contracts in thousands)	2014	2013	Percentage of Change
Northeast	$ 243,055	$ 269,284	(9.7)%
Mid-Atlantic	379,514	310,718	22.1%
Midwest	263,837	217,759	21.2%
Southeast	185,035	182,225	1.5%
Southwest	826,707	739,784	11.7%
West	208,273	194,678	7.0%
Consolidated total	$ 2,106,421	$ 1,914,448	10.0%
Unconsolidated joint ventures	127,270	282,205	(54.9)%
Total including unconsolidated joint ventures	$ 2,233,691	$ 2,196,653	1.7%

The following table summarizes our active selling communities under development as of October 31, 2014. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	10	2,470	1,251	146	1,073
M Mid-Atlantic	34	4,412	1,670	371	2,371
Midwest	36	4,549	1,142	665	2,742
Southeast	24	2,851	1,114	232	1,505
Southwest	87	12,259	7,503	770	3,986
West	10	2,019	922	45	1,052
Total	201	28,560	13,602	2,229	12,729

(1)	Includes 221 home sites under option.

(2)	Of the total remaining homes available, 993 were under construction or completed (including 57 models and sales offices), and 5,336 were under option.

Backlog

At October 31, 2014 and 2013, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,341 homes and 2,392 homes, respectively, with sales values aggregating $905.0 million and $848.4 million, respectively. The majority of our backlog at October 31, 2014, is expected to be completed and closed within the next six months. At November 30, 2014 and 2013, our backlog of signed contracts, including unconsolidated joint ventures, was 2,458 homes and 2,464 homes, respectively, with sales values aggregating $964.6 million and $892.8 million, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 43 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Homebuilding.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2014, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 34,953 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	24	3,076	$211,434	$7,936
Owned	10	998		$102,804
Total	34	4,074		$110,740
Mid-Atlantic:
Under option(1)	19	1,512	$154,005	$6,476
Owned	12	1,695		$34,358
Total	31	3,207		$40,834
Midwest:
Under option(1)	14	809	$40,240	$1,225
Owned	11	582		$15,903
Total	25	1,391		$17,128
Southeast:
Under option(1)	27	4,087	$267,406	$8,773
Owned	9	634		$16,435
Total	36	4,721		$25,208
Southwest:
Under option(1)	30	1,600	$136,903	$12,926
Owned	5	76		$11,725
Total	35	1,676		$24,651
West:
Under option(1)	5	330	$91,394	$14,584
Owned	25	4,596		$40,318
Total	30	4,926		$54,902
Totals:
Under option(1)	119	11,414	$901,382	$51,920
Owned	72	8,581		$221,543
Combined total	191	19,995		$273,463

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2014, option fees and deposits aggregated approximately $44.2 million. As of October 31, 2014, we spent an additional $7.7 million in nonrefundable predevelopment costs on such properties.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses. See Item 3 “Legal Proceedings” and Note 19 to the Consolidated Financial Statements.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot reliably predict the extent of any effect these requirements may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

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

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. In June 2013, we entered into a new $75 million unsecured revolving credit facility under which letters of credit may be issued. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions, can harm the local homebuilding business. For example, our business in Florida was adversely affected in late 2005 and into 2006 due to the effects of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an effect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks. In August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during those months.

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

General economic conditions in the United States remain weak. Several challenges, such as persistently high unemployment levels in some of our markets, economic weakness and uncertainty, declining oil prices, the restrictive mortgage lending environment and rising mortgage interest rates continue to impact the housing market and, consequently, our performance. Our mixed operating results during the year ended October 31, 2014 and other national data demonstrate that the pace of the housing recovery has slowed. However, both national new home sales and our homes sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery, but in light of recent market trends, we currently expect to continue to experience uneven results across our operating markets. Further, a worsening of general economic conditions could have a material adverse effect on our business, liquidity, and results of operations.

In addition, an increase in the default rate on the mortgages we originate may adversely affect our ability to sell mortgages or the pricing we receive upon the sale of mortgages. Although substantially all of the mortgage loans we originate are sold in the secondary mortgage market on a servicing released, nonrecourse basis, we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. As default rates rise, this may increase our potential exposure regarding mortgage loan sales because investors may seek to have us buy back or make whole investors for mortgages we previously sold. To date, we have not made significant payments related to our mortgage loans, but because of the uncertainties inherent to these matters, actual future payments could differ significantly from our currently estimated amounts.

During the industry downturn, the housing market benefited from a number of government programs, including:

•	Tax credits for home buyers provided by the federal government and certain state governments, including California; and

•

Support of the mortgage market, including through purchases of mortgage-backed securities (“MBS”) by The Federal Reserve Bank and the underwriting of a substantial amount of new mortgages by the Federal Housing Administration (“FHA”) and other governmental agencies.

These programs are expected to wind down over time; for example, the California tax credit ended in the fourth quarter of fiscal 2009 and the federal tax credit expired in April 2010. In addition, in fiscal 2010, the U.S. Department of Housing and Urban Development (“HUD”) tightened FHA underwriting standards and the mortgage environment remains constrained. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced in the past few years, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced, it could have a material adverse effect on the Company. Housing markets may further decline as these programs are modified or terminated.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2014, including the debt of the subsidiaries that guarantee our debt, was $1,670.3 million ($1,657.6 million net of discount); and

•

Our debt service payments for the 12-month period ended October 31, 2014, were $127.4 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of our amortizing notes, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

In addition, as of October 31, 2014, we had $32.0 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $5.6 million of cash. Our fees for these letters of credit for the year ended October 31, 2014, which are based on both the used and unused portion of the facilities and agreements, were $1.7 million. We also had substantial contractual commitments and contingent obligations, including approximately $227.7 million of performance bonds as of October 31, 2014. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Although we generated $9.3 million of cash from operating activities in the fiscal year ended October 31, 2013, for the year ended October 31, 2014 we used $190.6 million of cash for operations, after taking into account land purchases, and currently expect to continue to generate negative or slightly positive cash flow, after taking into account land purchases. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

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

Our quarterly operating results generally fluctuate by season. The construction of a customer’s home typically begins after signing the agreement of sale and can take six months or more to complete. Weather-related problems, typically in the fall, winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse effect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

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

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies.” For example, while in fiscal 2014, 2013 and 2012, we did not have significant land option write-offs or impairments, during fiscal 2011, 2010 and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million and $45.4 million, respectively. Also, in fiscal 2011, 2010 and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million and $614.1 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

We conduct a significant portion of our business in Arizona, California, New Jersey and Texas, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, New Jersey and Texas, which subjects us to risks associated with the regional and local economies of these markets.  Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth.   These markets may also depend, to a degree, on certain sectors of the economy and any declines in those sectors may impact home sales and activities in that region.  For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas.  Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas.  Events impacting these markets could also negatively affect the other markets in which we operate.  If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract.

Starting in 2007, many lenders have been significantly tightening their underwriting standards, even above the minimum standards set by Fannie Mae, Freddie Mac and HUD/FHA, and subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results. In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced in the past few years, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced, it could have a material adverse effect on the Company. In addition, in 2010 HUD tightened FHA underwriting standards and the mortgage environment remains constrained. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2014, we had invested an aggregate of $63.9 million in these joint ventures, including advances to these joint ventures of approximately $1.8 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development, and construction financing to land development and homebuilding joint ventures, and if market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. Over the past few years, it has been difficult to obtain financing for newly created joint ventures. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot reliably predict the extent of any effect these requirements may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

Our financial services segment originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. We have established reserves for potential losses. While we believe these reserves are adequate for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family, family trusts and shares held by the estate of our former chairman, Kevork S. Hovnanian, of Class A and Class B common stock that enabled them to cast approximately 56% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2014. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.5 billion through the fiscal year ended October 31, 2014, and we may generate net operating loss carryforwards in future years.

Section 382 of the Internal Revenue Code (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

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

In August 2008, we announced that the Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code, and on December 5, 2008, our stockholders approved the Board’s decision to adopt the Rights Plan. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board of Directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $35.00 per share (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting, or liquidation rights. After the distribution date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the purchase price, that number of shares of Class A common stock or Class B common stock, as the case may be, having a market value of two times the purchase price. After the distribution date, our Board of Directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Junior Preferred Stock (or of a share of a similar class or series of Hovnanian’s preferred stock having similar rights, preferences, and privileges) of equivalent value, per right (subject to adjustment).

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

Geopolitical events, acts of war or terrorism or any outbreak or escalation of hostilities throughout the world or health pandemics, may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers. Further, perceived threats to national security and other actual or potential conflicts or wars and related geopolitical risks have created many economic and political uncertainties. If any such events were to occur, it could have a material adverse impact on our results of operations and financial condition.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 470,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.  Included in this amount is 88,000 square feet of abandoned lease space.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot reliably predict the extent of any effect these requirements may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. The plaintiff class was seeking unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.  The Company Defendants’ motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. The Company Defendants, the Company Defendants’ insurance carriers and the plaintiff class agreed to the terms of a settlement on May 15, 2014 in which the plaintiff class will receive a payment of $21 million in settlement of all claims, with the majority of the settlement being funded by the Company Defendants’ insurance carriers. The settlement agreement is being negotiated and is subject to Court approval. The Company has fully reserved for its share of the settlement.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 490 stockholders of record at December 15, 2014. There is no established public trading market for our Class B Common Stock, which was held by 238 stockholders of record at December 15, 2014. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2014 and 2013:

	October 31, 2014		October 31, 2013
Quarter	High	Low	High	Low
First	$6.63	$4.80	$7.00	$4.42
Second	$6.18	$4.42	$6.32	$4.76
Third	$5.30	$4.00	$6.43	$5.20
Fourth	$4.35	$3.10	$5.53	$4.93

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2014. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010
Revenues	$2,063,380	$1,851,253	$1,485,353	$1,134,907	$1,371,842
Expenses excluding inventory impairment loss and land option write-offs	2,044,718	1,835,633	1,550,406	1,323,316	1,557,428
Inventory impairment loss and land option write-offs	5,224	4,965	12,530	101,749	135,699
Total Expenses	2,049,942	1,840,598	1,562,936	1,425,065	1,693,127
(Loss) gain on extinguishment of debt	(1,155)	(760)	(29,066)	7,528	25,047
Income (loss) from unconsolidated joint ventures	7,897	12,040	5,401	(8,958)	956
Income (loss) before income taxes	20,180	21,935	(101,248)	(291,588)	(295,282)
State and federal income tax benefit	(286,964)	(9,360)	(35,051)	(5,501)	(297,870)
Net income (loss)	$307,144	$31,295	$(66,197)	$(286,087)	$2,588
Per share data:
Basic:
Income (loss) per common share	$2.05	$0.22	$(0.52)	$(2.85)	$0.03
Weighted-average number of common shares outstanding	146,271	145,087	126,350	100,444	78,691
Assuming dilution:
Income (loss) per common share	$1.87	$0.22	$(0.52)	$(2.85)	$0.03
Weighted-average number of common shares outstanding	162,441	162,329	126,350	100,444	79,683

Summary Consolidated Balance Sheet Data

(In thousands)	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010
Total assets	$2,289,930	$1,759,130	$1,684,250	$1,602,180	$1,817,560
Mortgages and lines of credit	$197,446	$172,299	$164,562	$95,598	$98,613
Senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and TEU senior subordinated amortizing notes (net of discount)	$1,657,557	$1,529,445	$1,542,196	$1,602,770	$1,616,347
Total equity deficit	$(117,799)	$(432,799)	$(485,345)	$(496,602)	$(337,938)

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

	Years Ended October 31,
	2014	2013	2012	2011	2010
Ratio of earnings to fixed charges	1.1	1.2	(a)	(a)	(a)
Ratio of earnings to combined fixed charges and preferred stock dividends	1.1	1.2	(b)	(b)	(b)

(a)	Earnings for the years ended October 31, 2012, 2011 and 2010 were insufficient to cover fixed charges for such period by $105.1 million, $272.9 million and $273.8 million, respectively.

(b)

Earnings for the years ended October 31, 2012, 2011 and 2010 were insufficient to cover fixed charges and preferred stock dividends for such period by $105.1 million, $272.9 million and $273.8 million, respectively. Due to restrictions in our indentures for our senior and senior secured notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2014, 2013, 2012, 2011 and 2010.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In fiscal 2014, we generated growth in revenues and achieved our second consecutive year of profitability. However, the significant market growth exhibited in the housing industry in 2013 slowed in 2014. During fiscal 2014, we experienced some positive operating trends compared to the prior year. For the year ended October 31, 2014, sale of homes revenues increased 12.8% as compared to the prior year. The increase in revenues was due both to an increase in the volume of deliveries, which was a result of increased community count, and an increase in average price per home, which was a result of geographic and community mix of our deliveries and price increases in certain of our individual communities. Active selling communities increased from 192 at October 31, 2013, to 201 at October 31, 2014. During fiscal 2013, we were able to raise prices in a number of our communities and we experienced the benefit of these increases in fiscal 2014 as we delivered homes from these communities. However, in fiscal 2014, our ability to raise prices has been limited as the sales pace per community has slowed, and in some communities, we have lowered prices or increased incentives. During fiscal 2014, we also experienced some negative results. Net contracts were relatively flat for the year ended October 31, 2014, compared to the same period of the prior year despite the increased community count. For the year ended October 31, 2014, compared to the year ended October 31, 2013, our gross margin percentage, before cost of sales interest expense and land charges, decreased slightly from 20.1% to 19.9%. Net contracts per average active selling community decreased to 28.4 for the year ended October 31, 2014 compared to 30.7 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue increased from 11.9% for the year ended October 31, 2013, to 12.4% for the year ended October 31, 2014.

When comparing sequentially from the third quarter of fiscal 2014 to the fourth quarter of fiscal 2014, our gross margin percentage, before cost of sales interest expense and land charges, decreased from 21.3% to 19.3% while selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues improved from 12.2% to 9.3%, as compared to the third quarter of fiscal 2014. The decrease in gross margin reflected a tightening and more competitive homebuilding market. Selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues increased from the third quarter of fiscal 2014 to the fourth quarter of fiscal 2014, selling, general and administrative costs as a percentage of total revenues decreased.

Despite these negative factors, based on the 12.3% increase in the dollar value of backlog and increased community count at October 31, 2014 compared to October 31, 2013, we believe that we are well-positioned going into fiscal 2015. However, several challenges, such as persistently high unemployment levels in some of our markets, economic weakness and uncertainty, declining oil prices, the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Our mixed operating results during the year ended October 31, 2014, and other national data demonstrate that the pace of the housing recovery has slowed. However, both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery, but in light of recent market trends, we currently expect to continue to experience uneven results across our operating markets.

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During fiscal 2014, we opened for sale 98 new communities and closed 89 communities, resulting in a net increase of 9 communities from 192 communities at October 31, 2013 to 201 communities at October 31, 2014. In addition, during fiscal 2014, we put under option or acquired approximately 8,700 lots in 193 wholly owned communities. Homebuilding selling, general and administrative expenses increased $25.7 million from $165.8 million for the year ended October 31, 2013 to $191.5 million for the year ended October 31, 2014. Approximately half of the increase was due to higher sales compensation, increased advertising costs and increased architectural expenses, all related to recent and future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. The other half of the increase was due to increased staffing levels primarily associated with the new communities and increased compensation reflective of the competitive homebuilding market. Corporate general and administrative expenses as a percentage of total revenue remained relatively flat at 3.1% for the year ended October 31, 2014 compared to 2.9% for the year ended October 31, 2013. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate revenue from our increased community count, we expect to be able to leverage these costs.

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

We elected the fair value option for our mortgage loans held for sale in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales. Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements. We have established reserves for probable losses. While we believe these reserves are adequate for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale." As of October 31, 2014, the net book value associated with our 45 mothballed communities was $103.3 million, net of impairment charges recorded in prior periods of $412.4 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2014, we did not mothball any new communities, re-activated two mothballed communities and sold three mothballed communities.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2014, we had $3.5 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $3.4 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $70.4 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $64.9 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $35.0 million was recorded as “Consolidated inventory not owned – other options,” with a corresponding amount of $24.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2012 to October 31, 2014 ranged from 16.8% to 19.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $0.6 million and $2.7 million, respectively, of our total inventories at October 31, 2014 and 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2012, 2013 or 2014.

Post-Development Completion, Warranty Costs and Insurance Deductible Reserves - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and workers’ compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses, and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 17 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

            In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740-10, for more likely than not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Our homebuilding cash balance at October 31, 2014 decreased by $64.0 million from October 31, 2013. During the period, we spent $585.8 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $190.6 million of cash. Cash provided by financing activities was $137.4 million, which included the issuance of senior unsecured notes in the first quarter of fiscal 2014.

Our cash uses during fiscal 2014 and 2013 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments and repurchases, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, model sale leasebacks, land banking deals, financial service revenues and other revenues. In June 2013, we enhanced our liquidity by entering into a $75 million unsecured revolving credit facility, as discussed below. We believe that these sources of cash will be sufficient through fiscal 2015 to finance our working capital requirements and other needs, including the ability to add new communities to grow our homebuilding operations.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through October 31, 2014, as a result of the new land purchases and land development, we have used cash in operations as we add new communities. Looking forward, given the unstable housing market, it will continue to be difficult to generate positive cash flow from operations until we return to higher levels of sustained profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to higher levels of sustained profitability, including through land acquisitions.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2014 or 2013. During fiscal 2012, we repurchased 0.1 million shares under this program. As of October 31, 2014, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2014, 2013, and 2012, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

The final quarterly cash installment payment of $0.453125 per Senior Subordinated Amortizing Note was due on February 15, 2014, and was paid to holders thereof on February 18, 2014 (which was the next business day). On February 18, 2014, (which was the first business day after the mandatory settlement date of February 15, 2014) we issued to holders of Purchase Contracts an aggregate of 6,085,224 shares of our Class A Common Stock in settlement of an aggregate of 1,276,933 Purchase Contracts (such amount was based on a settlement rate of 4.7655 shares of Class A Common Stock for each Purchase Contract). In addition, we paid a de minimis amount of cash to holders of the Purchase Contracts in lieu of fractional shares. Accordingly, as of October 31, 2014, we had no Purchase Contracts or Senior Subordinated Amortizing Notes outstanding.

  During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 9 to the Consolidated Financial Statements. These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012. The gain is included in the Consolidated Statements of Operations as “Loss on extinguishment of debt.”

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.” These notes were the subject of a November 2011 exchange offer discussed below. The net proceeds from the issuances of the 11.875% Senior Notes due 2015, an issuance of Class A Common Stock in February 2011, and TEUs were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of certain series of K. Hovnanian’s then outstanding senior and senior subordinated notes and the subsequent redemption on March 15, 2011 of all such notes that were not tendered in the tender offers.

 On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”, and together with the 5.0% 2021 Notes the “2021 Notes”) in exchange for $195.0 million of certain of K Hovnanian’s unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.” Due to the then-existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and, because the holders of the senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, the accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred in “Other operations” in the Consolidated Statement of Operations. See Note 9 to the consolidated financial statements for further discussion.

The guarantees by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”) with respect to the 2021 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2014, the collateral securing the guarantees included (1) $92.1 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $120.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $59.1 million as of October 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $673.1 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $168.6 million as of October 31, 2014, which included $5.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2014, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016, with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014, which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt” for fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

In the fourth quarter of fiscal 2014, K. Hovnanian solicited and obtained the requisite consent of holders of its 2020 Secured Notes to certain amendments to the indentures under which such notes were issued. K. Hovnanian paid an aggregate of $3.3 million to holders who consented thereunder.

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds will be used for general corporate purposes, including land acquisition and development (see Note 25 to the Consolidated Financial Statements).

As of October 31, 2014, we had $992.0 million of outstanding senior secured notes ($979.9 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”). As of October 31, 2014, we also had $591.1 million of outstanding senior notes ($590.5 million, net of discount), comprised of $172.7 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017, $60.8 million 11.875% Senior Notes due 2015 and $150.0 million 7.0% Senior Notes due 2019. In addition, as of October 31, 2014, we had outstanding $17.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and, $70.1 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2014 (see Note 23 to the Consolidated Financial Statements). In addition, the 2021 Notes are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

 In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9 to the Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility, and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.5 million and $5.1 million letters of credit outstanding at October 31, 2014 and 2013, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2014 and 2013, the amount of cash collateral in these segregated accounts was $5.6 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 30, 2014, is a short-term borrowing facility that provides up to $50.0 million through July 30, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.156% at October 31, 2014 plus the applicable margin of 2.85%. Therefore, at October 31, 2014, the interest rate was 3.0%. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.5 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.4 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was last amended on November 17, 2014, that is a short-term borrowing facility that provides up to $50.0 million through October 27, 2015. The facility also provides an additional $30.0 million which can be used between 10 calendar days prior to the end of a fiscal quarter through the 45th calendar day after a fiscal quarter end; provided that the amount outstanding may not exceed $50.0 million outside of this date range. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.44% at October 31, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $19.7 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on July 7, 2014 to extend the maturity date to July 6, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of October 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $11.3 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

Total inventory, excluding consolidated inventory not owned, increased $257.5 million during the year ended October 31, 2014.  Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $54.5 million, in the Midwest by $58.4 million, in the Southeast by $44.4 million, in the Southwest by $99.9 million and in the West by $3.0 million. This increase was partially offset by a decrease in the Northeast of $2.7 million. The increases were primarily attributable to new land purchases and land development during fiscal 2014, offset by home deliveries. The decrease in the Northeast during fiscal 2014 was due to delivering homes at a faster pace than purchasing new land to replenish our inventory. During fiscal 2014, we incurred $1.2 million in impairments, primarily in the Midwest. In addition, we wrote-off costs in the amount of $4.0 million during fiscal 2014 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2014 are expected to be closed during the next six months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $8.0 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2013 to October 31, 2014 was primarily due to an increase in the sale and leaseback of certain model homes during fiscal 2014, partially offset by a decrease in land banking transactions. We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $70.4 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $64.9 million recorded to “Liabilities from inventory not owned.” In addition, we have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $35.0 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $24.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2014, we had $3.5 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options,” with a corresponding liability of $3.4 million recorded to “Liabilities from inventory not owned.”

Our inventory representing “Land and land options held for future development or sale” at October 31, 2014 on the Consolidated Balance Sheets increased by $48.3 million compared to October 31, 2013. The increase was primarily due to the acquisition of new land in all segments during fiscal 2014, offset by the movement of certain of our communities from held for future development to sold and unsold homes and lots under development during the period, combined with land sales in the Northeast, Mid-Atlantic, Southeast and Southwest.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in "Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2014, we had mothballed land in 45 communities. The book value associated with these communities at October 31, 2014 was $103.3 million, net of impairment charges recorded in prior periods of $412.4 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2014, we did not mothball any new communities, and sold three communities which were previously mothballed. In addition, two communities which were previously mothballed were re-activated during fiscal 2014.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $0.6 million and $2.7 million, respectively, of our total inventories at October 31, 2014 and 2013, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at October 31, 2014 compared to October 31, 2013 is attributable to signing new land option agreements and acquiring new land parcels, offset by terminating certain option agreements and delivering homes.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2014:
Northeast	5,293	146	5,147
Mid-Atlantic	5,949	371	5,578
Midwest	4,798	665	4,133
Southeast	6,458	232	6,226
Southwest	6,432	770	5,662
West	6,023	45	5,978
Consolidated total	34,953	2,229	32,724
Unconsolidated joint ventures	2,867	112	2,755
Total including unconsolidated joint ventures	37,820	2,341	35,479
Owned	17,720	1,746	15,974
Optioned	16,971	221	16,750
Construction to permanent financing lots	262	262	-
Consolidated total	34,953	2,229	32,724
Lots controlled by unconsolidated joint ventures	2,867	112	2,755
Total including unconsolidated joint ventures	37,820	2,341	35,479

October 31, 2013:
Northeast	4,768	220	4,548
Mid-Atlantic	5,598	271	5,327
Midwest	4,792	605	4,187
Southeast	3,835	308	3,527
Southwest	7,060	677	6,383
West	6,044	86	5,958
Consolidated total	32,097	2,167	29,930
Unconsolidated joint ventures	2,613	225	2,388
Total including unconsolidated joint ventures	34,710	2,392	32,318
Owned	16,326	1,645	14,681
Optioned	15,523	274	15,249
Construction to permanent financing lots	248	248	-
Consolidated total	32,097	2,167	29,930
Lots controlled by unconsolidated joint ventures	2,613	225	2,388
Total including unconsolidated joint ventures	34,710	2,392	32,318

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase from October 31, 2013 to October 31, 2014 is due to a focused effort to improve top line revenue growth by increasing our number of started unsold homes available for expedited delivery. The total number of model homes decreased from October 31, 2013 to October 31, 2014, primarily due to model homes that were sold to a third party in sales and lease-back transactions during fiscal 2014.

	October 31, 2014			October 31, 2013
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	111	2	113	95	14	109
Mid-Atlantic	181	12	193	78	9	87
Midwest	59	13	72	17	8	25
Southeast	107	23	130	57	9	66
Southwest	413	6	419	346	13	359
West	65	1	66	40	8	48
Total	936	57	993	633	61	694
Started or completed unsold homes and models per active selling communities(1)	4.6	0.3	4.9	3.3	0.3	3.6

(1)

Active selling communities (which are communities that are open for sale with 10 or more home sites available) were 201 and 192 at October 31, 2014 and 2013, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Investments in and advances to unconsolidated joint ventures increased $12.5 million during the fiscal year ended October 31, 2014 compared to October 31, 2013. The increase was primarily due to an investment in a new joint venture in the third quarter of fiscal 2014, partially offset by a partnership distribution received during the period, along with the timing of advances at October 31, 2014 as compared to October 31, 2013. As of October 31, 2014 and 2013, we had investments in nine and seven homebuilding joint ventures, respectively. We also had an investment in one land development joint venture as of each of October 31, 2014 and October 31, 2013. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes increased $47.4 million from October 31, 2013 to $92.5 million at October 31, 2014. The increase was primarily due to receivables for amounts expected to be received from our insurance carriers for existing and future estimated warranty claims. When reserves for claims are recorded, the portion that is probable for recovery from insurance carriers is recorded as a receivable. In addition, there were increases due to the timing of funding for home closings, and new deposits and notes receivable, partially offset by decreases for certain notes receivable collected during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2014	October 31, 2013	Dollar Change
Prepaid insurance	$3,378	$3,213	$165
Prepaid project costs	32,186	23,841	8,345
Net rental properties	1,456	1,975	(519)
Other prepaids	32,184	30,055	2,129
Other assets	154	267	(113)
Total	$69,358	$59,351	$10,007

Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $8.3 million from October 31, 2013 to October 31, 2014 was associated with the opening of 98 new communities during fiscal 2014. Other prepaids increased $2.1 million during the period, primarily due to prepaid bond fees associated with our 7.0% Senior Notes issued in the first quarter of fiscal 2014 and the consent solicitations with respect to the 2020 Secured Notes in the fourth quarter of fiscal 2014, partially offset by the amortization of prepaid bond fees.

Financial Services - Restricted cash and cash equivalents decreased $5.4 million to $16.2 million at October 31, 2014. The decrease was primarily related to a decrease in the volume and timing of home closings at the end of fiscal 2014 compared to the end of fiscal 2013.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $92.1 million and $109.7 million at October 31, 2014 and 2013, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2013 was related to a decrease in the volume of loans originated during the fourth quarter of 2014 compared to the fourth quarter of 2013, along with a slight decrease in the average loan value.

Financial Services – Other assets decreased $2.3 million to $2.0 million at October 31, 2014. The decrease was related to the closing of mortgages in November 2013, which were funded in the fourth quarter of fiscal 2013.

Income Taxes Receivable increased $287.8 million from a payable of $3.3 million at October 31, 2013 to a receivable of $284.5 million at October 31, 2014 primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, slightly offset by state taxes, as discussed under “- Results of Operations” and Note 12 to the Consolidated Financial Statements.

Nonrecourse mortgages increased to $103.9 million at October 31, 2014, from $62.9 million at October 31, 2013. The increase was primarily due to new mortgages for communities across all homebuilding segments obtained during fiscal 2014.

 Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2014	October 31, 2013	Dollar Change
Accounts payable	$119,657	$98,585	$21,072
Reserves	183,231	136,029	47,202
Accrued expenses	22,490	26,454	(3,964)
Accrued compensation	37,689	39,704	(2,015)
Other liabilities	7,809	6,992	817
Total	$370,876	$307,764	$63,112

The increase in accounts payable was primarily related to the higher volume of deliveries in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, along with the timing of invoices and payments, due to an increase in construction spending during the period, which correlates to the increase in backlog from October 31, 2013 to October 31, 2014. Reserves increased during the period primarily due to reserves for existing and future claims, a large portion of which are expected to be reimbursed from our insurance carriers. When reserves for claims are recorded, the portion that is probable for recovery from insurance carriers is recorded as a receivable. The decrease in accrued expenses is primarily due to the amortization of accruals related to abandoned lease space along with the timing of other accruals, partially offset an increase in accrued property taxes. The decrease in accrued compensation is primarily due to the timing of accrued payroll at the end of fiscal 2014 as compared to the end of fiscal 2013.

Customers’ deposits increased $4.9 million to $35.0 million at October 31, 2014. The increase is primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $4.5 million to $92.4 million at October 31, 2014. The increase is due to an increase in the sale and leaseback of certain model homes accounted for as financing transactions, along with an increase in specific performance transactions, partially offset by a decrease in land banking transactions during the period as described above.

Financial Services - Accounts payable and other liabilities decreased $10.6 million to $22.3 million at October 31, 2014. The decrease is primarily related to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Financial Services - Mortgage warehouse lines of credit decreased $14.8 million from $91.7 million at October 31, 2013, to $76.9 million at October 31, 2014. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period.

Accrued interest increased $3.9 million to $32.2 million at October 31, 2014. This increase is primarily due to interest related to our 7.0% Senior Notes issued in January 2014.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Homebuilding:
Sale of homes	$228,686	$378,747	$333,106
Land sales	(12,487)	(14,077)	5,043
Other revenues	1,241	(7,762)	3,043
Financial services	(5,313)	8,992	9,254
Total change	$212,127	$365,900	$350,446
Total revenues percent change	11.5%	24.6%	30.9%

Homebuilding

Sale of homes revenues increased $228.7 million, or 12.8%, for the year ended October 31, 2014, increased $378.7 million, or 26.9%, for the year ended October 31, 2013 and increased $333.1 million, or 31.1%, for the year ended October 31, 2012. The increased revenues in fiscal 2014 were primarily due to the number of home deliveries increasing 4.4% and the average price per home increasing to $366,202 in fiscal 2014 from $338,839 in fiscal 2013. The increased revenues in fiscal 2013 were primarily due to the number of home deliveries increasing 12.6% and the average price per home increasing to $338,839 in fiscal 2013 from $300,595 in fiscal 2012. The increased revenues in fiscal 2012 were primarily due to the number of home deliveries increasing 22.0% and the average price per home increasing to $300,595 in fiscal 2012 from $279,873 in 2011. The fluctuations in average prices were a result of the geographic and community mix of our deliveries, as well as price increases in certain of our individual communities. During fiscal 2013 and 2012, we were able to raise prices in a number of our communities. During fiscal 2014, our ability to raise prices was much more limited than in fiscal 2013. As a result, the average price increase in fiscal 2014 related more to the geographic and community mix of deliveries as opposed to price increases. For information on land sales, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Northeast:
Housing revenues	$274,734	$279,695	$218,396
Homes delivered	550	617	505
Average price	$499,516	$453,314	$432,467
Mid-Atlantic:
Housing revenues	$331,759	$288,323	$268,880
Homes delivered	701	623	649
Average price	$473,266	$462,798	$414,299
Midwest:
Housing revenues	$225,958	$162,758	$106,539
Homes delivered	789	657	477
Average price	$286,386	$247,730	$223,352
Southeast:
Housing revenues	$202,620	$146,264	$113,347
Homes delivered	652	535	482
Average price	$310,768	$273,391	$235,160
Southwest:
Housing revenues	$747,753	$684,258	$515,757
Homes delivered	2,389	2,331	2,003
Average price	$312,998	$293,547	$257,492
West:
Housing revenues	$230,189	$223,029	$182,661
Homes delivered	416	503	560
Average price	$553,337	$443,398	$326,180
Consolidated total:
Housing revenues	$2,013,013	$1,784,327	$1,405,580
Homes delivered	5,497	5,266	4,676
Average price	$366,202	$338,839	$300,595
Unconsolidated joint ventures:
Housing revenues	$164,082	$306,174	$320,657
Homes delivered	437	664	680
Average price	$375,475	$461,105	$471,554
Total including unconsolidated joint ventures:
Housing revenues	$2,177,095	$2,090,501	$1,726,237
Homes delivered	5,934	5,930	5,356
Average price	$366,885	$352,530	$322,300

The increase in housing revenues during year ended October 31, 2014, as compared to year ended October 31, 2013, was primarily attributed an increase in deliveries and average sales price. The increase in deliveries was primarily due to the increase in community count. Housing revenues and average sales prices in 2014 increased in all of our homebuilding segments combined by 12.8% and 8.1%, respectively. In our homebuilding segments, homes delivered increased in fiscal 2014 as compared to fiscal 2013 by 12.5%, 20.1%, 21.9% and 2.5% in the Mid-Atlantic, Midwest, Southeast and Southwest, respectively, and decreased by 10.9% and 17.3% in the Northeast and West, respectively.

The increase in housing revenues and deliveries during the year ended October 31, 2013, as compared to year ended October 31, 2012, was primarily attributed to market improvements demonstrated by an increase in sales pace per average active selling community from 28.1 to 30.7 for fiscal 2012 and 2013, respectively. Housing revenues and average sales prices in 2013 increased in all of our homebuilding segments combined by 26.9% and 12.7%, respectively. In our homebuilding segments, homes delivered increased in fiscal 2013 as compared to fiscal 2012 by 22.2%, 37.7%, 11.0% and 16.4% in the Northeast, Midwest, Southeast and Southwest, respectively, and decreased by 4.0% and 10.2% in the Mid-Atlantic and West, respectively.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2014, 2013 and 2012 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Housing revenues:
Northeast	$95,886	$60,165	$65,550	$53,133
Mid-Atlantic	113,144	89,834	68,431	60,350
Midwest	78,203	55,392	48,624	43,739
Southeast	57,297	55,403	50,792	39,128
Southwest	254,668	200,788	164,212	128,085
West	82,325	76,425	40,693	30,746
Consolidated total	$681,523	$538,007	$438,302	$355,181
Sales contracts (net of cancellations):
Northeast	$51,176	$64,356	$75,485	$52,038
Mid-Atlantic	96,981	91,701	119,935	70,897
Midwest	77,917	72,287	65,242	48,391
Southeast	51,495	39,855	59,467	34,218
Southwest	194,178	204,460	269,985	158,084
West	40,030	44,686	79,167	44,390
Consolidated total	$511,777	$517,345	$669,281	$408,018

	Quarter Ended
(In thousands)	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Housing revenues:
Northeast	$105,914	$66,447	$53,099	$54,234
Mid-Atlantic	89,048	89,123	57,706	52,447
Midwest	53,313	37,918	39,356	32,172
Southeast	45,276	35,265	37,119	28,605
Southwest	220,948	181,593	160,988	120,728
West	63,595	52,030	61,308	46,095
Consolidated total	$578,094	$462,376	$409,576	$334,281
Sales contracts (net of cancellations):
Northeast	$68,499	$69,118	$86,311	$45,356
Mid-Atlantic	71,797	79,104	89,896	69,922
Midwest	59,808	57,066	60,898	39,988
Southeast	42,901	54,581	51,479	33,263
Southwest	149,594	195,403	235,517	159,269
West	50,747	39,322	55,461	49,148
Consolidated total	$443,346	$494,594	$579,562	$396,946

	Quarter Ended
(In thousands)	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Housing revenues:
Northeast	$71,675	$63,811	$49,834	$33,077
Mid-Atlantic	76,259	75,075	64,432	53,113
Midwest	36,579	28,213	23,590	18,157
Southeast	47,328	24,432	21,462	20,125
Southwest	170,913	139,407	114,284	91,153
West	66,521	40,543	38,892	36,705
Consolidated total	$469,275	$371,481	$312,494	$252,330
Sales contracts (net of cancellations):
Northeast	$68,779	$54,575	$54,887	$28,198
Mid-Atlantic	63,208	55,399	82,121	49,622
Midwest	40,446	43,100	45,431	28,408
Southeast	43,624	38,562	39,305	24,471
Southwest	153,700	166,120	166,529	103,860
West	71,108	65,640	61,670	30,206
Consolidated total	$440,865	$423,396	$449,943	$264,765

Contracts per average active selling community in fiscal 2014 were 28.4 compared to fiscal 2013 of 30.7. Our reported level of sales contracts (net of cancellations) has been impacted by the decrease in the pace of sales in all of the Company’s segments, due to unfavorable market conditions, as the housing recovery slowed during fiscal 2014. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010
First	18%	16%	21%	22%	21%
Second	17%	15%	16%	20%	17%
Third	22%	17%	20%	18%	23%
Fourth	22%	23%	23%	21%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2014	2013	2012	2011	2010
First	11%	12%	18%	18%	13%
Second	17%	15%	21%	22%	17%
Third	13%	12%	18%	20%	15%
Fourth	14%	14%	18%	18%	25%

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

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars In thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Northeast:
Total contract backlog	$73,327	$105,006	$115,416
Number of homes	146	220	264
Mid-Atlantic:
Total contract backlog	$188,923	$141,168	$118,773
Number of homes	371	271	266
Midwest:
Total contract backlog	$188,595	$150,716	$95,716
Number of homes	665	605	427
Southeast:
Total contract backlog	$81,071	$98,656	$62,696
Number of homes	232	308	235
Southwest:
Total contract backlog	$295,319	$216,367	$160,840
Number of homes	770	677	506
West:
Total contract backlog	$28,612	$50,526	$78,877
Number of homes	45	86	191
Totals:
Total consolidated contract backlog	$855,847	$762,439	$632,318
Number of homes	2,229	2,167	1,889

  Our net contracts for the full years of fiscal 2014 and 2013, excluding unconsolidated joint ventures, increased 0.3% and 7.9%, respectively, as compared to the prior fiscal year. In the month of November 2014, excluding unconsolidated joint ventures, we signed an additional 408 net contracts amounting to $167.3 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Sale of homes	$2,013,013	$1,784,327	$1,405,580
Cost of sales, net of impairment reversals and excluding interest expense	1,612,122	1,426,032	1,155,643
Homebuilding gross margin, before cost of sales interest expense and land charges	400,891	358,295	249,937
Cost of sales interest expense, excluding land sales interest expense	53,101	51,939	48,843
Homebuilding gross margin, after cost of sales interest expense, before land charges	347,790	306,356	201,094
Land charges	5,224	4,965	12,530
Homebuilding gross margin, after cost of sales interest expense and land charges	$342,566	$301,391	$188,564
Gross margin percentage, before cost of sales interest expense and land charges	19.9%	20.1%	17.8%
Gross margin percentage, after cost of sales interest expense, before land charges	17.3%	17.2%	14.3%
Gross margin percentage after cost of sales interest expense and land charges	17.0%	16.9%	13.4%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012
Sale of homes	100%	100%	100%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.3%	70.0%	71.1%
Commissions	3.4%	3.3%	3.4%
Financing concessions	1.3%	1.4%	1.7%
Overheads	5.1%	5.2%	6.0%
Total cost of sales, before interest expense and land charges	80.1%	79.9%	82.2%
Gross margin percentage, before cost of sales interest expense and land charges	19.9%	20.1%	17.8%
Cost of sales interest	2.6%	2.9%	3.5%
Gross margin percentage, after cost of sales interest expense and before land charges	17.3%	17.2%	14.3%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land impairment and option write-off charges, decreased slightly to 19.9% for the year ended October 31, 2014, compared to 20.1% for the same period last year. The slight decrease in gross margin percentage during the year ended October 31, 2014 was due to minor increases in price concessions and direct costs from some of our communities delivering homes this year. The increase in gross margin percentage during the year ended October 31, 2013 was primarily due to the mix of higher margin homes delivered during the year compared to the prior year. This mix change is a result of delivering more homes in communities where we acquired the land more recently at lower costs than land acquired before the housing downturn. In addition, during fiscal 2013 we saw an increase in the pace of sales in some of our markets and, as a result, in a majority of communities we were able to increase base prices and increase lot premiums. For the years ended October 31, 2014, 2013 and 2012, gross margin was favorably impacted by the reversal of prior period inventory impairments of $48.0 million, $60.5 million and $75.7 million, respectively, which represented 2.4%, 3.4% and 5.4%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $5.2 million, $5.0 million, and $12.5 million during the years ended October 31, 2014, 2013, and 2012, respectively, to their estimated fair value. See Note 13 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2014, 2013, and 2012, we wrote-off residential land options and approval and engineering costs totaling $4.0 million, $2.6 million, and $2.7 million, respectively, which are included in the total land charges mentioned above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in all of our segments in fiscal 2012 and all segments except the West in fiscal 2014 and 2013. The inventory impairments amounted to $1.2 million, $2.4 million, and $9.8 million for the years ended October 31, 2014, 2013 and 2012, respectively. For the past three years, inventory impairments were lower than they had been in several years as we began to see some stabilization in the prices and sales pace in some of our segments as reflective of the overall improvement of the housing industry. It is difficult to predict if this trend will continue, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2014. In 2014, we walked away from 23.3% of all the lots we controlled under option contracts. The remaining 76.7% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2014:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots(1)	Walk-Away Lots as a % of Total Option Lots
Northeast	$0.9	265	5.2%	3,475	7.6%
Mid-Atlantic	0.2	1,173	22.8%	4,448	26.4%
Midwest	1.0	995	19.3%	2,393	41.6%
Southeast	0.7	1,788	34.7%	6,591	27.1%
Southwest	1.2	927	18.0%	4,860	19.1%
West	-	-	0%	352	0%
Total	$4.0	5,148	100.0%	22,119	23.3%

(1)	Includes lots optioned at October 31, 2014 and lots optioned that the Company walked away from in the year ended October 31, 2014.

We can incur costs while investigating land options, whereby we decided not to pursue the opportunity before we control the lots. These costs are expensed in the period we decided to no longer pursue the opportunity. For the year ended October 31, 2014, such costs were not significant and are therefore not shown in the tables above. In addition, we sometimes walk-away from a lot option when we have only incurred costs of less than $50,000, such costs are not shown in the tables above.

The following table represents impairments by segment for the year ended October 31, 2014:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$0.3	25.0%	$0.6	50.0%
Mid-Atlantic	-	0%	-	0%
Midwest	0.9	75.0%	3.8	23.7%
Southeast	-	0%	-	0%
Southwest	-	0%	-	0%
West	-	0%	-	0%
Total	$1.2	100.0%	$4.4	27.3%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Land and lot sales	$5,224	$17,711	$31,788
Cost of sales, net of impairment reversals and excluding interest	3,077	16,012	24,158
Land and lot sales gross margin, excluding interest	2,147	1,699	7,630
Land sales interest expense	865	291	5,695
Land and lot sales gross margin, including interest	$1,282	$1,408	$1,935

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.  There were 13 land sales in the year ended October 31, 2014, compared to 14 in the same period of the prior year. Despite one less number of land sales in the period, revenue associated therewith can vary significantly due to the mix of land parcels sold. For example, there was one significant land sale in the Southwest during the year ended October 31, 2013, resulting in a decrease of $12.5 million in land sales revenue for the year ended October 31, 2014. There were 16 land sales in the year ended October 31, 2012, and a decrease of $14.1 million in land sales revenue from the year ended October 31, 2012 to October 31, 2013.

Land sales and other revenues decreased $11.2 million and $21.8 million for the years ended October 31, 2014 and 2013 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways, and miscellaneous one-time receipts. The decrease for the year ended October 31, 2014, compared to the year ended October 31, 2013, was mainly due to the decrease in land sales discussed above, offset by an increase among the various component of other revenue with $0.4 million coming from an increase in forfeited deposits. The decrease for the year ended October 31, 2013, compared to the year ended October 31, 2012, was mainly due to the decrease in land sales discussed above, a $3.0 million decrease in interest income recognized from a note receivable, as well as minor fluctuations spread across the various components of other revenues.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $25.7 million to $191.5 million for the year ended October 31, 2014 as compared to the year ended October 31, 2013. Approximately half of the increase was due to higher sales compensation, increased advertising costs and increased architectural expenses, all related to recent and future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. The other half of the increase was due to increased staffing levels primarily associated with the new communities and increased compensation reflective of the competitive homebuilding market. SGA increased to $165.8 million for the year ended October 31, 2013 from $142.1 million for the year ended October 31, 2012. This increase was due to higher insurance costs and construction defect reserves and additional reserves for a receivable from an insurance provider and a receivable related to a prior year land sale.

 Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2014	Variance 2014 Compared to 2013	2013	Variance 2013 Compared to 2012	2012
Northeast
Homebuilding revenue	$275,830	$(7,025)	$282,855	$49,529	$233,326
(Loss) income before income taxes	$(7,517)	$(9,036)	$1,519	$6,202	$(4,683)
Homes delivered	550	(67)	617	112	505
Average sales price	$499,516	$46,202	$453,314	$20,847	$432,467
Mid-Atlantic
Homebuilding revenue	$332,719	$43,416	$289,303	$16,223	$273,080
Income before income taxes	$23,897	$(491)	$24,388	$7,126	$17,262
Homes delivered	701	78	623	(26)	649
Average sales price	$473,266	$10,468	$462,798	$48,499	$414,299
Midwest
Homebuilding revenue	$226,174	$62,689	$163,485	$56,766	$106,719
Income before income taxes	$17,879	$5,609	$12,270	$12,017	$253
Homes delivered	789	132	657	180	477
Average sales price	$286,386	$38,656	$247,730	$24,378	$223,352
Southeast
Homebuilding revenue	$204,671	$57,101	$147,570	$18,886	$128,684
Income (loss) before income taxes	$9,247	$2,792	$6,455	$11,283	$(4,828)
Homes delivered	652	117	535	53	482
Average sales price	$310,768	$37,377	$273,391	$38,231	$235,160
Southwest
Homebuilding revenue	$751,426	$54,068	$697,358	$178,427	$518,931
Income before income taxes	$74,527	$(1,932)	$76,459	$34,281	$42,178
Homes delivered	2,389	58	2,331	328	2,003
Average sales price	$312,998	$19,451	$293,547	$36,055	$257,492
West
Homebuilding revenue	$230,308	$7,222	$223,086	$37,235	$185,851
Income (loss) before income taxes	$21,303	$6,905	$14,398	$17,575	$(3,177)
Homes delivered	416	(87)	503	(57)	560
Average sales price	$553,337	$109,939	$443,398	$117,218	$326,180

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 2.5% in fiscal 2014 compared to fiscal 2013 primarily due to a 10.9% decrease in homes delivered and a $2.1 million decrease in land sales and other revenue, offset by a 10.2% increase in average selling price. The increase in average sales prices was the result of the mix of communities delivering in fiscal 2014 compared to fiscal 2013. Income before income taxes decreased $9.0 million to a loss of $7.5 million, compared to income before income taxes in the prior year of $1.5 million, which was mainly due to a $7.9 million increase in selling, general and administrative costs, a decrease of $5.0 million in income from unconsolidated joint ventures and a slight decrease in gross margin percentage before interest expense for fiscal 2014 compared to fiscal 2013.

Homebuilding revenues increased 21.2% in fiscal 2013 compared to fiscal 2012 primarily due to a 22.2% increase in homes delivered and a 4.8% increase in average selling price, offset by an $11.8 million decrease in land sales and other revenue. The increase in average sales prices was the result of the mix of communities delivering in fiscal 2013 compared to fiscal 2012. Income before income taxes increased $6.2 million, compared to a loss before income taxes in the prior year, to a profit of $1.5 million, which was mainly due to the increase in homebuilding revenues discussed above, a decrease of $0.4 million in inventory impairment and land option write-offs and an increase in gross margin percentage before interest expense for fiscal 2013 compared to fiscal 2012.

Mid-Atlantic – Homebuilding revenues increased 15.0% in fiscal 2014 compared to fiscal 2013 primarily due to a 12.5% increase in homes delivered and a 2.3% increase in average selling price. The increase in average sales price was due to the mix of communities that delivered in fiscal 2014 compared to fiscal 2013. Income before income taxes decreased $0.5 million to $23.9 million, due mainly to a $9.5 million increase in selling, general and administrative costs, offset by the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2014 compared to fiscal 2013.

Homebuilding revenues increased 5.9% in fiscal 2013 compared to fiscal 2012 primarily due to an 11.7% increase in average selling price, offset by a 4.0% decrease in homes delivered. The increase in average sales price was due to the mix of communities that delivered in fiscal 2013 compared to fiscal 2012. Income before income taxes increased $7.1 million to $24.4 million, due mainly to a decrease of $0.9 million in inventory impairment and land option write-offs, an increase of $3.7 million from income from unconsolidated joint ventures and the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2013 compared to fiscal 2012.

Midwest – Homebuilding revenues increased 38.3% in fiscal 2014 compared to fiscal 2013. The increase was primarily due to a 20.1% increase in homes delivered and a 15.6% increase in average sales price. Income before income taxes increased $5.6 million to $17.9 million. The increase in income was primarily due to the increase in homebuilding revenues discussed above and a slight increase in gross margin percentage before interest expense, offset by a $4.8 million increase in selling, general and administrative costs and a $1.7 million increase in inventory impairment and land option write-offs.

Homebuilding revenues increased 53.2% in fiscal 2013 compared to fiscal 2012. The increase was primarily due to a 37.7% increase in homes delivered and a 10.9% increase in average sales price. Income before income taxes increased $12.0 million to $12.3 million. The increase in income was primarily due to the increase in homebuilding revenues discussed above, a decrease of $1.6 million in inventory impairment and land option write-offs, and an increase in gross margin percentage before interest expense.

Southeast – Homebuilding revenues increased 38.7% in fiscal 2014 compared to fiscal 2013. The increase was primarily due to a 21.9% increase in homes delivered and a 13.7% increase in average sales price. Income before income taxes increased by $2.8 million to $9.2 million due to the increase in homebuilding revenues discussed above, a $0.7 million increase in land sales and other revenue and a $0.8 million increase in income from unconsolidated joint ventures. These increases are being offset by a $4.9 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 14.7% in fiscal 2013 compared to fiscal 2012. The increase was primarily due to an 11.0% increase in homes delivered and a 16.3% increase in average sales price. Loss before income taxes decreased by $11.3 million to a profit of $6.5 million due to the increase in homebuilding revenues discussed above, a decrease of $3.3 million in inventory impairment and land option write-offs, a $2.5 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense.

Southwest – Homebuilding revenues increased 7.8% in fiscal 2014 compared to fiscal 2013 primarily due to a 2.5% increase in homes delivered and a 6.6% increase in average sales price, offset by a $9.4 million decrease in land sales and other revenue. The increase in average sales price was due to the mix of communities that delivered in fiscal 2014 compared to fiscal 2013. Income before income taxes decreased $1.9 million to $74.5 million in fiscal 2014 mainly due to a $5.7 million increase in selling, general and administrative costs, the decrease in land sales and other revenue discussed above and a slight decrease in gross margin percentage before interest expense, offset by the increase in homebuilding revenues discussed above.

Homebuilding revenues increased 34.4% in fiscal 2013 compared to fiscal 2012 primarily due to a 16.4% increase in homes delivered, 14.0% increase in average sales price and a $9.9 million increase in land sales and other revenue. The increase in average sales price was due to the mix of communities that delivered in fiscal 2013 compared to fiscal 2012. Income before income taxes increased $34.3 million to $76.5 million in 2013 mainly due to the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense for fiscal 2013 increased compared to fiscal 2012.

West – Homebuilding revenues increased 3.2% in fiscal 2014 compared to fiscal 2013 primarily due to a 24.8% increase in average sales price, partially offset by a 17.3% decrease in homes delivered, which was due to the different mix of communities delivered in fiscal 2014 compared to fiscal 2013. Income before income taxes increased $6.9 million to $21.3 million in fiscal 2014 due mainly to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense, offset by $1.5 million increase in selling, general and administrative costs.

 Homebuilding revenues increased 20.0% in fiscal 2013 compared to fiscal 2012 primarily due to a 35.9% increase in average sales price, partially offset by a 10.2% decrease in homes delivered, which was due to the different mix of communities delivered in fiscal 2013 compared to fiscal 2012. Loss before income taxes decreased $17.6 million to a profit of $14.4 million in fiscal 2013 due mainly to a $2.3 million decrease in inventory impairment and land option write offs, and the increase in homebuilding revenues discussed above. In addition, there was a significant increase in gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2014, 2013 and 2012, FHA/VA loans represented 28.4%, 32.7%, and 41.7%, respectively, of our total loans. While the origination of FHA/VA loans have decreased over the last three fiscal years, our conforming conventional loan originations as a percentage of our total loans increased from 53.7% for fiscal 2012 to 62.7% for fiscal 2013 and to 69.2% for fiscal 2014. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2014, 2013, and 2012, financial services provided a $13.8 million, $18.7 million and $15.1 million pretax profit, respectively. In fiscal 2014, financial services pretax profit decreased $4.9 million compared to fiscal 2013 due to a decrease in the number of mortgage originations, as the percentage of our noncash home buyers that obtained mortgages from our subsidiary decreased by 600 basis points. In fiscal 2013, financial services pretax profit increased $3.6 million compared to fiscal 2012 due to increases in the number of mortgage originations and the average price of loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 65%, 71%, and 76% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2014, 2013, and 2012, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased $9.0 million for the year ended October 31, 2014 compared to the year ended October 31, 2013, and increased $6.1 million for the year ended October 31, 2013 compared to the year ended October 31, 2012. The increase in expenses for fiscal 2014 was attributed to increased total compensation as a result of an increase in headcount, additional expenses related to earned amounts under the company’s 2010 long-term incentive plan and increased professional services for various corporate operations. The increase in expenses for fiscal 2013 was due to increased total compensation as a result of a slight increase in headcount, additional amounts accrued for bonuses as a result of improved operating performance, including achieving profitability for fiscal 2013, and additional professional services for various corporate operations.

Other Interest

Other interest decreased $3.9 million to $87.4 million for the year ended October 31, 2014 compared to October 31, 2013. For fiscal 2013, other interest decreased $6.6 million to $91.3 million compared to October 31, 2012. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2014, 2013 and 2012, as our inventory balances for the qualifying assets have increased, the amount of interest required to be directly expensed has decreased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures and corporate owned life insurance. Compared to the previous year, other operations increased $3.8 million to $4.6 million for the year ended October 31, 2014, and decreased $3.4 million to $0.8 million for the year ended October 31, 2013. The increase in expenses from October 31, 2014 compared to October 31, 2013 was mainly due to the gain recognized in fiscal 2013 from the sale of our last remaining senior rental residential property. The decrease in expenses from October 31, 2013 compared to October 31, 2012 was due mainly to the $4.7 million of costs incurred from the debt exchange completed in fiscal 2012 discussed above under “- Capital Resources and Liquidity,” because there were similar gains from sales of senior rental residential properties in both fiscal 2012 and fiscal 2013.

Loss on Extinguishment of Debt

For the year ended October 31, 2014, our loss on extinguishment of debt was $1.2 million, due to the redemption of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015.

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

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $4.1 million for the year ended October 31, 2014. Income was $7.9 million for the year ended October 31, 2014, compared $12.0 million for the year ended October 31, 2013. The decrease in income was due to fewer deliveries at certain of our joint ventures, and a decrease in the average sales price of the joint venture deliveries. The decrease in average sales price was primarily the result of the mix of communities during each of the respective periods. Income from unconsolidated joint ventures increased $6.6 million to $12.0 million for the year ended October 31, 2013 compared to $5.4 million for the year ended October 31, 2012. The increase in income was due to certain of our homebuilding joint ventures delivering more homes and reporting increased profits in fiscal 2013. In addition, we recognized a higher profit from one of our land development joint ventures during fiscal 2013, which had a larger land sale in fiscal 2013 compared to fiscal 2012.

Total Taxes

The total income tax benefit of $287.0 million recognized for the twelve months ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $9.4 million recognized for the year ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit was $35.1 million for the year ended October 31, 2012 primarily due to the elimination of reserves for uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company, offset slightly by state tax expenses.

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

During the year ended October 31, 2014, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings over the last 30 months and the expectation of continued earnings going forward and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, gross margin, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of October 31, 2014. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two years of sustained operating profitability, outweighs the existing negative evidence and because of our current backlog, we expect to be in a three year cumulative income position in the early part of fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is no longer necessary. This analysis, along with current year usage of net operating losses, resulted in a partial reversal of $285.1 million of our valuation allowance against DTAs, leaving a remaining valuation allowance of $642.0 million.

Our valuation allowance decreased to $642.0 million at October 31, 2014 from $927.1 million at October 31, 2013. Our state net operating losses of approximately $2.2 billion expire between 2015 and 2034. Our federal net operating losses of $1.5 billion expire between 2028 and 2033.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2014, we had $88.5 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $1.4 billion. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2014.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(2)(3)	$2,231,611	$181,838	$572,004	$393,314	$1,084,455
Operating leases	26,695	10,295	13,165	2,392	843
Purchase obligations (4)	3,363	3,363	-	-	-
Total	$2,261,669	$195,496	$585,169	$395,706	$1,085,298

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $2.1 million recorded for financial reporting purposes as of October 31, 2014 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)	Represents our senior secured, senior, senior amortizing and senior exchangeable notes, and other notes payable and $544.7 million of related interest payments for the life of such debt.

(3)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include our $75.0 million revolving Credit Facility because there were no borrowings outstanding (there were $26.5 million of letters of credit issued) under such facility as of October 31, 2014.

(4)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $32.0 million and $227.7 million, respectively, at October 31, 2014, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56% of our homebuilding cost of sales.

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

●

Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;

●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws, and the environment;

●	Fluctuations in interest rates and the availability of mortgage financing;

●	Shortages in, and price fluctuations of, raw materials and labor;

●	The availability and cost of suitable land and improved lots;

●	Levels of competition;

●	Availability of financing to the Company;

●	Utility shortages and outages or rate fluctuations;

●	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;

●	The Company's sources of liquidity;

●	Changes in credit ratings;

●	Availability of net operating loss carryforwards;

●	Operations through joint ventures with third parties;

●	Product liability litigation, warranty claims and claims made by mortgage investors;

●	Successful identification and integration of acquisitions;

●	Significant influence of the Company’s controlling stockholders;

●	Changes in tax laws affecting the after-tax costs of owning a home;

●	Geopolitical risks, terrorist acts and other acts of war.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2014 and 2013, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

Long-Term Debt as of October 31, 2014 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	FV at 10/31/14
Long term debt(1):	$170,068	$265,194	$127,593	$74,357	$151,536	$1,002,064	$1,790,812	$1,837,006
Fixed rate
Weighted-average interest rate	7.76%	6.75%	8.72%	6.24%	7.02%	7.08%	7.17%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75 million revolving Credit Facility under which there were no borrowings outstanding and $26.5 million of letters of credit issued as of October 31, 2014.

Long-Term Debt as of October 31, 2013 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	FV at 10/31/13
Long term debt(1):	$69,978	$87,685	$265,272	$127,662	$4,311	$1,069,925	$1,624,833	$1,693,318
Fixed rate
Weighted-average interest rate	6.19%	10.39%	6.75%	8.70%	9.62%	7.00%	7.24%

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2014 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2014 of the Company and our report dated December 19, 2014 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 19, 2014

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 10, 2015, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	57	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Thomas J. Pellerito	67	Chief Operating Officer	2001
J. Larry Sorsby	59	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	44	Vice President, Chief Accounting Officer and Corporate Controller	2004
David G. Valiaveedan	47	Vice President Finance and Treasurer	2005

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

Mr. Sorsby has been Chief Financial Officer of Hovnanian Enterprises, Inc. since 1996, and Executive Vice President since November 2000. Mr. Sorsby was also Senior Vice President from March 1991 to November 2000 and was elected as a Director of the Company in 1997. He is Chairman of the Board of Visitors for Urology at The Children’s Hospital of Philadelphia (“CHOP”) and also serves on the Foundation Board of Overseers at CHOP.

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

Code of Ethics and Corporate Governance Guidelines

In more than 50 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, chief accounting officer and all other associates of our Company, including our directors and other officers.

We also remain committed to fostering sound corporate governance principles. The Company’s Corporate Governance Guidelines” assist the Board of Directors of the Company (the “Board”) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

We have posted our Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance.” We have also posted our Corporate Governance Guidelines on our web site at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 10, 2015.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 10, 2015.

The following table provides information as of October 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)(5) (a)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)(5) (a)	Weighted- average exercise price of outstanding Class A Common Stock options, warrants and rights(3) (b)	Weighted- average exercise price of outstanding Class B Common Stock options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1) (c)
Equity compensation plans approved by security holders:	6,737	5,803	$6.22	$4.03	4,863
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	6,737	5,803	$6.22	$4.03	4,863

(1)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)

Includes the maximum number of shares that are potentially issuable under the Market Stock Units granted in fiscal 2014 (“the “MSUs”) and under the share portion of the 2013 Long-Term Incentive Program under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”) and the actual number of shares for which performance has been met that are issuable under the 2010 Long-Term Incentive Program under the Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan, subject to vesting.

(3)

Does not take into account 2,862,122 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (2) above, nor 192,402 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

(4)

Does not take into account 2,423,445 shares that may be issued upon the vesting of the performance-based awards discussed in (2) above, nor 341,741 shares of restricted stock vested and deferred at the associates’ election, because they have no exercise price.

(5)

These shares include 3,633,175 shares that would be issued in full only if the maximum level of financial and stock price performance is achieved for the MSUs and the 2013 Long-Term Incentive Program under the Stock Plan, which is not currently expected. These shares also include 357,500 shares that may be issued upon exercise of outstanding options with exercise prices greater than $20.00 per share.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 10, 2015.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 10, 2015.

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

Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6.25% Senior Notes due 2016.(7)

4(o)

Indenture dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 7.25% Senior Secured First Lien Note due 2020.(14)

4(p)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)
4(q)

Senior Notes Supplemental Indenture, dated as of February 14, 2011, relating to 11.875% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein with Wilmington Trust Company, as Trustee, including form of 11.875% Senior Note.(10)

4(r)

Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)

4(s)

Indenture dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 9.125% Senior Secured Second Lien Note due 2020.(14)

4(t)

Eighth Supplemental Indenture dated as of April 21, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Deutsche Bank National Trust Company (as successor trustee), as trustee, relating to 8.625% Senior Notes due 2017.(9)

4(u)

Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(v)

Supplemental Indenture dated as of November 1, 2011, relating to the 11.875% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., as guarantor, the other guarantors named therein and Wilmington Trust Company, as Trustee.(4)

4(w)

Units Agreement, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Units Agent, including form of Unit, component amortizing notes and component exchangeable notes.(14)

4(x)

Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note. (14)

4(y)

Exchangeable Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Exchangeable Note.(14)

4(z)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019.(33)

4(aa)

Ninth Supplemental Indenture, dated as of September 26, 2014, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(34)

4(bb)

Ninth Supplemental Indenture, dated as of September 22, 2014, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(35)

4(cc)

Indenture dated as of January 10, 2014, relating to the 7.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee, including the form of 7.000% Senior Note due 2019.(36)

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

10(h)	First Lien Pledge Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(i)	First Lien Security Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(j)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian. (30)
10(k)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(l)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(m)*	1983 Stock Option Plan (as amended and restated).(17)
10(n)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(o)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(p)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (30)
10(q)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (27)
10(r)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(s)*	Form of Hovnanian Deferred Share Policy.(8)
10(t)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(u)*	Form of Incentive Stock Option Agreement.(8)
10(v)*	Form of Stock Option Agreement for Directors.(8)
10(w)*	Form of Restricted Share Unit Agreement.(8)
10(x)*	Form of Incentive Stock Option Agreement.(26)
10(y)*	Form of Restricted Share Unit Agreement.(26)
10(z)*	Form of Performance Vesting Incentive Stock Option Agreement.(26)
10(aa)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(26)
10(bb)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(cc)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(23)
10(dd)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(23)
10(ee)*	Form of Change in Control Severance Protection Agreement entered into with each of Brad G. O’Connor and David G. Valiaveedan.(28)
10(ff)*	Form of Amendment to Outstanding Stock Option Grants.(29)
10(gg)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby. (29)
10(hh)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(29)
10(ii)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(29)
10(jj)*	Form of Incentive Stock Option Agreement (2012).(30)
10(kk)*	Form of Restricted Share Unit Agreement (2012).(30)
10(ll)*	Form of Stock Option Agreement (2012) for Directors.(30)
10(mm)*	Form of Restricted Share Unit Agreement (2012) for Directors.(30)
10(nn)*	Form of 2013 Long-Term Incentive Program Award. (31)
10(oo)*	Form of 2013 Incentive Stock Option Agreement – Performance Option Grant (Class A shares). (32)
10(pp)*	Form of 2013 Non-Qualified Stock Option Agreement – Performance Option Grant (Class B shares).(32)
10(qq)*	Form of Market Share Unit Agreement (Class A shares).(37)
10(rr)*	Form of Market Share Unit Agreement (Class B shares).(37)
10(ss)*	Form of Market Share Unit Agreement (Performance Vesting) (Class A shares).(37)
10(tt)*	Form of Market Share Unit Agreement (Performance Vesting) (Class B shares).(37)
10(uu)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(37)
10(vv)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(37)
10(ww)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(37)
10(xx)*	Form of Restricted Share Unit Agreement for Directors (2014 grants and thereafter).(37)
10(yy)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(38)
10(zz)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.
99	Financial Statements of GTIS - HOV Holdings, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2014 and October 31, 2013, (ii) the Consolidated Statements of Operations for the years ended October 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Equity for years ended October 31, 2014, 2013 and 2012 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on May 5, 2011.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed February 15, 2011.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on September 16, 2013.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (No. 001-08551) of the Registrant.

(33)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on November 5, 2014.

(34)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 29, 2014.

(35)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 23, 2014.

(36)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on January 10, 2014.

(37)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(38)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 19, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 19, 2014, and in the capacities indicated.

/s/ Ara K. Hovnanian	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director
J. Larry Sorsby	(Principal Financial Officer)

/s/ Brad G. O’Connor	Vice President – Chief Accounting Officer and Corporate Controller
Brad G. O’Connor	(Principal Accounting Officer)

/s/ Edward A. Kangas	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ Stephen D. Weinroth	Chairman of Compensation Committee and Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 19, 2014

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2014	October 31, 2013
ASSETS
Homebuilding:
Cash and cash equivalents	$255,117	$319,142
Restricted cash and cash equivalents	13,086	10,286
Inventories:
Sold and unsold homes and lots under development	961,994	752,749
Land and land options held for future development or sale	273,463	225,152
Consolidated inventory not owned:
Specific performance options	3,479	792
Other options	105,374	100,071
Total consolidated inventory not owned	108,853	100,863
Total inventories	1,344,310	1,078,764
Investments in and advances to unconsolidated joint ventures	63,883	51,438
Receivables, deposits and notes, net	92,546	45,085
Property, plant and equipment, net	46,744	46,211
Prepaid expenses and other assets	69,358	59,351
Total homebuilding	1,885,044	1,610,277
Financial services:
Cash and cash equivalents	6,781	10,062
Restricted cash and cash equivalents	16,236	21,557
Mortgage loans held for sale at fair value	95,338	112,953
Other assets	1,988	4,281
Total financial services	120,343	148,853
Income taxes receivable – including net deferred tax benefits (Note 12)	284,543	-
Total assets	$2,289,930	$1,759,130

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2014	October 31, 2013
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages	$103,908	$62,903
Accounts payable and other liabilities	370,876	307,764
Customers’ deposits	34,969	30,119
Nonrecourse mortgages secured by operating properties	16,619	17,733
Liabilities from inventory not owned	92,381	87,866
Total homebuilding	618,753	506,385
Financial services:
Accounts payable and other liabilities	22,278	32,874
Mortgage warehouse lines of credit	76,919	91,663
Total financial services	99,197	124,537
Notes payable:
Senior secured notes, net of discount	979,935	978,611
Senior notes, net of discount	590,472	461,210
Senior amortizing notes	17,049	20,857
Senior exchangeable notes	70,101	66,615
TEU senior subordinated amortizing notes	-	2,152
Accrued interest	32,222	28,261
Total notes payable	1,689,779	1,557,706
Income taxes payable	-	3,301
Total liabilities	2,407,729	2,191,929
Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2014 and 2013	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 142,836,563 shares at October 31, 2014 and 136,306,223 shares at October 31, 2013 (including 11,760,763 shares at October 31, 2014 and 2013, held in Treasury)	1,428	1,363
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,497,543 shares at October 31, 2014 and 15,347,615 shares at October 31, 2013 (including 691,748 shares at October 31, 2014 and 2013 held in Treasury)	155	153
Paid in capital - common stock	697,943	689,727
Accumulated deficit	(837,264)	(1,144,408)
Treasury stock - at cost	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(117,799)	(433,226)
Noncontrolling interest in consolidated joint ventures	-	427
Total equity deficit	(117,799)	(432,799)
Total liabilities and equity	$2,289,930	$1,759,130

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2014	October 31, 2013	October 31, 2012
Revenues:
Homebuilding:
Sale of homes	$2,013,013	$1,784,327	$1,405,580
Land sales and other revenues	7,953	19,199	41,038
Total homebuilding	2,020,966	1,803,526	1,446,618
Financial services	42,414	47,727	38,735
Total revenues	2,063,380	1,851,253	1,485,353
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,615,199	1,442,044	1,179,801
Cost of sales interest	53,966	52,230	54,538
Inventory impairment loss and land option write-offs	5,224	4,965	12,530
Total cost of sales	1,674,389	1,499,239	1,246,869
Selling, general and administrative	191,537	165,809	142,087
Total homebuilding expenses	1,865,926	1,665,048	1,388,956
Financial services	28,616	29,059	23,648
Corporate general and administrative	63,375	54,357	48,232
Other interest	87,378	91,344	97,895
Other operations	4,647	790	4,205
Total expenses	2,049,942	1,840,598	1,562,936
Loss on extinguishment of debt	(1,155)	(760)	(29,066)
Income from unconsolidated joint ventures	7,897	12,040	5,401
Income (loss) before income taxes	20,180	21,935	(101,248)
State and federal income tax (benefit) provision:
State	(12,452)	518	(35,328)
Federal	(274,512)	(9,878)	277
Total income taxes	(286,964)	(9,360)	(35,051)
Net income (loss)	$307,144	$31,295	$(66,197)
Per share data:
Basic:
Income (loss) per common share	$2.05	$0.22	$(0.52)
Weighted-average number of common shares outstanding	146,271	145,087	126,350
Assuming dilution:
Income (loss) per common share	$1.87	$0.22	$(0.52)
Weighted-average number of common shares outstanding	162,441	162,329	126,350

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, October 31, 2011	80,446,772	$921	14,560,464	$153	5,600	$135,299	$591,696	$(1,109,506)	$(115,257)	$92	$(496,602)
Stock options, amortization and issuances	6,250						4,078				4,078
Restricted stock amortization, issuances and forfeitures	172,941	2	117,399	1			2,763				2,766
Stock issuance	25,000,000	250					47,074				47,324
Issuance of shares for debt	8,443,713	84					23,167				23,251
Settlement of prepaid Class A common stock purchase contracts	4,271,398	43					(43)				-
Conversion of Class B to Class A common stock	19,510		(19,510)								-
Changes in noncontrolling interest in consolidated joint ventures										138	138
Treasury stock purchases	(66,043)								(103)		(103)
Net loss								(66,197)			(66,197)
Balance, October 31, 2012	118,294,541	1,300	14,658,353	154	5,600	135,299	668,735	(1,175,703)	(115,360)	230	(485,345)
Stock options, amortization and issuances	44,812						4,169				4,169
Restricted stock amortization, issuances and forfeitures	123,840	1					2,608				2,609
Settlement of prepaid Class A Common Stock purchase contracts	2,683,679	27					(27)				-
Exchange of senior exchangeable notes for Class A Common Stock	3,396,102	34					14,242				14,276
Conversion of Class B to Class A common stock	2,486	1	(2,486)	(1)							-
Changes in noncontrolling interest in consolidated joint ventures										197	197
Net income								31,295			31,295
Balance, October 31, 2013	124,545,460	1,363	14,655,867	153	5,600	135,299	689,727	(1,144,408)	(115,360)	427	(432,799)
Stock options, amortization and issuances	42,375	1					3,700				3,701
Restricted stock amortization, issuances and forfeitures	400,751	4	151,918	2			4,576				4,582
Settlement of prepaid Class A Common Stock purchase contracts	6,085,224	60					(60)				-
Conversion of Class B to Class A common stock	1,990		(1,990)								-
Changes in noncontrolling interest in consolidated joint ventures										(427)	(427)
Net income								307,144			307,144
Balance, October 31, 2014	131,075,800	$1,428	14,805,795	$155	5,600	$135,299	$697,943	$(837,264)	$(115,360)	$-	$(117,799)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Cash flows from operating activities:
Net income (loss)	$307,144	$31,295	$(66,197)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,417	4,712	6,223
Compensation from stock options and awards	10,279	6,842	6,453
Amortization of bond discounts and deferred financing costs	10,320	7,843	7,436
Gain on sale and retirement of property and assets	(483)	(4,696)	(230)
Income from unconsolidated joint ventures	(7,897)	(12,040)	(5,401)
Distributions of earnings from unconsolidated joint ventures	6,044	2,340	1,790
Loss on extinguishment of debt	1,155	760	29,066
Expenses related to the debt for debt exchange	-	-	4,694
Inventory impairment and land option write-offs	5,224	4,965	12,530
Deferred income tax benefit	(287,740)	-	-
Decrease (increase) in assets:
Mortgage loans held for sale at fair value	17,615	4,071	(44,852)
Restricted cash, receivables, prepaids, deposits and other assets	(48,908)	52,940	3,680
Inventories	(270,770)	(111,770)	8,430
(Decrease) increase in liabilities:
State and federal income tax payable	(104)	(3,581)	(34,947)
Customers’ deposits	4,850	6,273	5,903
Accounts payable, accrued interest and other accrued liabilities	59,269	19,314	(1,576)
Net cash (used in) provided by operating activities	(190,585)	9,268	(66,998)
Cash flows from investing activities:
Proceeds from sale of property and assets	515	7,369	3,206
Purchase of property, equipment, and other fixed assets and acquisitions	(3,423)	(1,558)	(5,059)
(Increase) decrease in restricted cash related to mortgage company	(655)	4,575	-
Investment in and advances to unconsolidated joint ventures	(21,699)	(4,907)	(4,743)
Distributions of capital from unconsolidated joint ventures	11,107	24,806	5,096
Net cash (used in) provided by investing activities	(14,155)	30,285	(1,500)
Cash flows from financing activities:
Proceeds from mortgages and notes	152,906	109,209	16,240
Payments related to mortgages and notes	(112,136)	(76,142)	(25,605)
Proceeds from model sale leaseback financing programs	42,402	21,948	34,389
Payments related to model sale leaseback financing programs	(23,188)	(9,193)	(1,444)
Proceeds from land bank financing program	24,696	36,233	50,927
Payments related to land bank financing program	(42,002)	(39,669)	(6,081)
Net proceeds from senior secured notes	-	-	797,000
Proceeds from senior notes	150,000	41,581	-
Payments related to senior notes	(22,593)	(40,424)	-
Net proceeds from exchangeable notes units	-	-	100,000
Net proceeds from Class A Common Stock	-	-	47,324
Net (payments) proceeds related to mortgage warehouse lines of credit	(14,744)	(15,822)	57,756
Deferred financing cost from land banking financing program and note issuances	(11,947)	(5,071)	(19,381)
Principal payments and debt repurchases	(5,960)	(6,231)	(941,158)
Payments related to the debt for debt exchange	-	-	(18,874)
Purchase of treasury stock	-	-	(103)
Net cash provided by financing activities	137,434	16,419	90,990
Net (decrease) increase in cash and cash equivalents	(67,306)	55,972	22,492
Cash and cash equivalents balance, beginning of year	329,204	273,232	250,740
Cash and cash equivalents balance, end of year	$261,898	$329,204	$273,232
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	85,386	86,257	101,460
Income taxes	$538	$(5,780)	$(103)

Supplemental disclosure of noncash investing activities:

In fiscal 2013, a property that we previously acquired when our partner in a land development joint venture transferred its interest in the venture to us, was foreclosed on by the note holder. As a result, the inventory with a book value of $9.5 million and corresponding nonrecourse liability of equal amount were taken off of our balance sheet.

In fiscal 2013, 18,305 of our senior exchangeable notes were exchanged for 3,396,102 shares of Class A Common Stock.

In fiscal 2013, we entered into a new unconsolidated homebuilding joint venture which resulted in the transfer of an existing receivable from our joint venture partners of $0.6 million at October 31, 2012, to an investment in the joint venture at January 31, 2013.

During fiscal 2012, we purchased our partners’ interest in one of our unconsolidated homebuilding joint ventures. The consolidation of this entity resulted in increases in inventory, other assets, nonrecourse land mortgages and accounts payables and other liabilities of $34.3 million, $5.0 million, $20.6 million and $15.8 million, respectively.

In fiscal 2012, we completed several debt for equity exchanges and a debt for debt exchange. See Notes 9 and 10 for further information.

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include our accounts and those of all wholly owned subsidiaries, after elimination of all intercompany balances and transactions. Our fiscal year ends October 31.

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, representing approximately 98% of consolidated revenues for the year ended October 31, 2014, and approximately 97% for each of the years ended October 31, 2013 and 2012. We are a Delaware corporation, building and selling homes at October 31, 2014 in 201 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Codification (“ASC”) 360-20, “Property, Plant and Equipment - Real Estate Sales”, revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Cash and Cash Equivalents – Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2014 and 2013, $15.4 million and $8.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse and operating properties mortgages, mortgage warehouse lines of credit, accrued interest, and the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable. The fair value of the senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and senior subordinated amortizing notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale." As of October 31, 2014, the net book value associated with our 45 mothballed communities was $103.3 million, net of impairment charges recorded in prior periods of $412.4 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2014, we did not mothball any new communities, re-activated two mothballed communities and sold three mothballed communities.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2014, we had $3.5 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $3.4 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with US GAAP.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $70.4 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $64.9 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2014, inventory of $35.0 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $24.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The recoverability of inventories and other long-lived assets is assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment – Overall,” ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2012 to October 31, 2014 ranged from 16.8% to 19.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $0.6 million and $2.7 million of our total inventories at October 31, 2014 and 2013, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Post-Development Completion, Warranty Costs and Insurance Deductible Reserves - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty, bodily injury and workers’ compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data and worker's compensation data to assist our management in estimating our unpaid claims, claim adjustment expenses, and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 17 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Interest capitalized at beginning of year	$105,093	$116,056	$121,441
Plus interest incurred(1)	145,409	132,611	147,048
Less cost of sales interest expensed	53,966	52,230	54,538
Less other interest expensed(2)(3)	87,378	91,344	97,895
Interest capitalized at end of year(4)	$109,158	$105,093	$116,056

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2014	October 31, 2013	October 31, 2012
Other interest expensed	$87,378	$91,344	$97,895
Interest paid by our mortgage and finance subsidiaries	1,969	2,975	2,433
(Increase) decrease in accrued interest	(3,961)	(8,062)	1,132
Cash paid for interest, net of capitalized interest	$85,386	$86,257	$101,460

(4)	Capitalized interest amounts are shown gross before allocating any portion of inventory impairments to capitalized interest.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall”, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2012, 2013 or 2014.

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

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2014, 2013, and 2012, advertising costs expensed totaled to $21.5 million, $17.2 million and $18.2 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. At October 31, 2014 and 2013, the balance for allowance for doubtful accounts was $13.8 million and $14.7 million, respectively. The balance at October 31, 2014 and 2013 primarily related to the allowance for receivables from our insurance carriers for certain warranty claims which may not be fully recoverable, allowances for receivables from municipalities, an allowance for a receivable for a prior year land sale and an allowance for a receivable related to a legal settlement. During fiscal 2014 and 2013, we recorded $0.4 million and $7.4 million, respectively, of additional reserves and $1.3 million and $0.8 million, respectively, in recoveries. In fiscal 2013, we also had $0.1 million in write-offs.

Stock Options - We account for our stock options under ASC 718-10, “Compensation - Stock Compensation – Overall,” which requires the fair-value based method of accounting for stock awards granted to employees and measures and records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Compensation cost arising from nonvested stock granted to employees and from nonemployee stock awards is recognized as expense using the straight-line method over the vesting period.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted-average number of shares included 6.1 million shares for the years ended October 31, 2014 and 2013, and 8.8 million shares for the year ended October 31, 2012, related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which shares, as discussed in Note 10, were all issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Recent Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning November 1, 2015 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance in the Accounting Standards Codification. ASU 2014-09 is effective for the Company beginning November 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, “Compensation-Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for the Company beginning November 1, 2015. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-12 will have a material effect on our Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-15 to have a material impact on the Company’s Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2015	$10,295
2016	8,741
2017	4,424
2018	1,242
2019	1,150
Thereafter	843
Total	$26,695

Net rental expense for the three years ended October 31, 2014, 2013 and 2012, was $11.6 million, $10.8 million and $12.4 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture and equipment. These amounts also include abandoned lease cost accruals, as well as the amortization of those accruals over the lease term, for leased space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant and equipment balances as of October 31, 2014 and 2013 were as follows:

	October 31,
(In thousands)	2014	2013

Land and land improvements	$2,398	$2,398
Buildings	66,871	66,859
Building improvements	9,660	8,869
Furniture	6,187	6,262
Equipment	35,227	36,998
Total	120,343	121,386
Less accumulated depreciation	73,599	75,175
Total	$46,744	$46,211

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled to $29.3 million and $31.9 million as of October 31, 2014 and 2013, respectively, which included cash collateralizing our letter of credit agreements and facilities and is discussed in Note 8. Also included in this balance were homebuilding and financial services customers’ deposits of $7.5 million and $15.8 million at October 31, 2014, respectively, and $5.1 million and $21.6 million as of October 31, 2013, respectively, which are restricted from use by us.

Total Homebuilding Customers’ deposits are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because, in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of MBS, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Consolidated Statements of Operations in “Revenues: Financial services.”

At October 31, 2014 and 2013, $78.6 million and $94.1 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Consolidated Balance Sheets. As of October 31, 2014 and 2013, we had reserves specifically for 130 and 187 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2014 and 2013 was as follows:

	Year Ended
	October 31,
(In thousands)	2014	2013

Loan origination reserves, beginning of period	$11,036	$9,334
Provisions for losses during the period	3,814	3,138
Adjustments to pre-existing provisions for losses from changes in estimates	(2,574)	(786)
Payments/settlements (1)	(4,924)	(650)
Loan origination reserves, end of period	$7,352	$11,036

(1)	Includes the global settlement of all loans sold to one of our previously significant mortgage purchasers, which settlements covers all of our potential liability for such loans.

8. Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $103.9 million and $62.9 million at October 31, 2014 and 2013, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of approximately $220.1 million and $132.4 million, respectively. The weighted-average interest rate on these obligations was 5.0% and 5.8% at October 31, 2014 and 2013, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $16.6 million and $17.7 million at October 31, 2014 and 2013, respectively. These loans had a weighted-average interest rate of 7.0% at both October 31, 2014 and 2013. As of October 31, 2014, these loans had installment obligations with annual principal maturities in the years ending October 31 of approximately: $1.1 million in 2015, $1.2 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019 and $10.1 million after 2019.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility, and as of such date, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $5.5 million and $5.1 million letters of credit outstanding at October 31, 2014 and 2013, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2014 and 2013, the amount of cash collateral in these segregated accounts was $5.6 million and $5.2 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on June 30, 2014, is a short-term borrowing facility that provides up to $50.0 million through July 30, 2015. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.156% at October 31, 2014 plus the applicable margin of 2.85%. Therefore, at October 31, 2014, the interest rate was 3.0%. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.5 million and $33.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.4 million and $30.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was last amended on November 17, 2014, that is a short-term borrowing facility that provides up to $50.0 million through October 27, 2015. The facility also provides an additional $30.0 million which can be used between 10 calendar days prior to the end of a fiscal quarter through the 45th calendar day after a fiscal quarter end; provided that the amount outstanding may not exceed $50.0 million outside of this date range. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.44% at October 31, 2014, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. As of October 31, 2014 and 2013, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $19.7 million and $27.4 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a new secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on July 7, 2014 to extend the maturity date to July 6, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of October 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $11.3 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2014, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes

Senior Secured, Senior, Senior Amortizing, Senior Exchangeable and Senior Subordinated Amortizing Notes balances as of October 31, 2014 and 2013, were as follows:

	Year Ended
(In thousands)	October 31, 2014	October 31, 2013
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,129	53,119
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	129,806	128,492
Total Senior Secured Notes	$979,935	$978,611
Senior Notes:
6.25% Senior Notes due January 15, 2015	$-	$21,438
11.875% Senior Notes due October 15, 2015 (net of discount)	60,414	60,044
6.25% Senior Notes due January 15, 2016 (net of discount)	172,483	172,153
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	-
Total Senior Notes	$590,472	$461,210
11.0% Senior Amortizing Notes due December 1, 2017	$17,049	$20,857
Senior Exchangeable Notes due December 1, 2017	$70,101	$66,615
7.25% Senior Subordinated Amortizing Notes due February 15, 2014	$-	$2,152

As of October 31, 2014, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,	2014
2015	$65,053
2016	263,994
2017	126,293
2018	72,945
2019	150,000
Thereafter	992,000
Total	$1,670,285

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2014 (see Note 23). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2014, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

On November 30, 2004, K. Hovnanian issued $200.0 million 6.25% Senior Notes due 2015. The net proceeds of the issuance were used to repay the outstanding balance on our then existing revolving credit facility and for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below and were subsequently redeemed in full as discussed below.

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

During the second quarter of fiscal 2012, we exchanged pursuant to agreements with bondholders approximately $3.1 million aggregate principal amount of our Senior Subordinated Amortizing Notes for shares of our Class A Common Stock, as discussed in Note 10. These transactions resulted in a gain on extinguishment of debt of $0.2 million for the year ended October 31, 2012. The gain is included in the Consolidated Statements of Operations as “Loss on extinguishment of debt.”

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.” These notes were the subject of a November 2011 exchange offer discussed below.

The net proceeds from the issuances of the 11.875% Senior Notes due 2015, an issuance of Class A Common Stock in February 2011 and 7.25% Tangible Equity Units (see Note 10) were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s then outstanding senior and senior subordinated notes: approximately $24.6 million aggregate principal amount of 8.0% Senior Notes due 2012, $44.1 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million. Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Tangible Equity Units and the 11.875% Senior Notes due 2015.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and, together with the 5.0% 2021 Notes, the “2021 Notes”) in exchange for $195.0 million of certain of K. Hovnanian's unsecured senior notes with maturities ranging from 2014 through 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). Costs associated with this transaction were $4.7 million.  The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.” Due to the then-existing financial condition of K. Hovnanian as determined in accordance with ASC 470-60 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and, because the holders of the senior notes that exchanged such notes for 2021 Notes granted K. Hovnanian a concession in the form of extended maturities and reduced interest rates, the accounting for the debt exchange was treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred in “Other operations” in the Consolidated Statement of Operations.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2014, the collateral securing the guarantees included (1) $92.1 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $120.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $59.1 million as of October 31, 2014; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2014, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $673.1 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $168.6 million as of October 31, 2014, which included $5.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2014, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016, with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014, which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt” for fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

February 15, 2014, was the mandatory settlement date for our Purchase Contracts and was also the payment date for the last quarterly cash installment payment on the Senior Subordinated Amortizing Notes, both of which were initially issued as components of our 7.25% Tangible Equity Units. See Note 10 below for additional information.

In the fourth quarter of fiscal 2014, K. Hovnanian solicited and obtained the requisite consent of holders of its 2020 Secured Notes to certain amendments to the indentures under which such notes were issued. K. Hovnanian paid an aggregate of $3.3 million to holders who consented thereunder.

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds will be used for general corporate purposes, including land acquisition and development.

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

The final quarterly cash installment payment of $0.453125 per Senior Subordinated Amortizing Note was due on February 15, 2014, and was paid to holders thereof on February 18, 2014 (which was the next business day). On February 18, 2014, (which was the first business day after the mandatory settlement date of February 15, 2014) we issued to holders of Purchase Contracts an aggregate of 6,085,224 shares of our Class A Common Stock in settlement of an aggregate of 1,276,933 Purchase Contracts (such amount was based on a settlement rate of 4.7655 shares of Class A Common Stock for each Purchase Contract). In addition, we paid a de minimis amount of cash to holders of the Purchase Contracts in lieu of fractional shares. Accordingly, as of October 31, 2014, we had no Purchase Contracts or Senior Subordinated Amortizing Notes outstanding.

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

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2014	2013	2012
Revenues:
Northeast	$275,830	$282,855	$233,326
Mid-Atlantic	332,719	289,303	273,080
Midwest	226,174	163,485	106,719
Southeast	204,671	147,570	128,684
Southwest	751,426	697,358	518,931
West	230,308	223,086	185,851
Total homebuilding	2,021,128	1,803,657	1,446,591
Financial services	42,414	47,727	38,735
Corporate and unallocated	(162)	(131)	27
Total revenues	$2,063,380	$1,851,253	$1,485,353
Income (loss) before income taxes:
Northeast	$(7,517)	$1,519	$(4,683)
Mid-Atlantic	23,897	24,388	17,262
Midwest	17,879	12,270	253
Southeast	9,247	6,455	(4,828)
Southwest	74,527	76,459	42,178
West	21,303	14,398	(3,177)
Total homebuilding	139,336	135,489	47,005
Financial services	13,798	18,668	15,087
Corporate and unallocated	(132,954)	(132,222)	(163,340)
Income (loss) before income taxes	$20,180	$21,935	$(101,248)

	October 31,
(In thousands)	2014	2013
Assets:
Northeast	$315,573	$323,152
Mid-Atlantic	313,494	240,486
Midwest	169,967	104,596
Southeast	148,096	101,410
Southwest	410,756	305,878
West	143,245	130,545
Total homebuilding	1,501,131	1,206,067
Financial services	120,343	148,853
Corporate and unallocated (1)	668,456	404,210
Total assets	$2,289,930	$1,759,130

(1)	Includes $285.1 million related to the partial reversal of our deferred tax asset valuation allowance in fiscal 2014.

	October 31,
(In thousands)	2014	2013
Investments in and advances to unconsolidated joint ventures:
Northeast	$6,987	$8,828
Mid-Atlantic	36,285	33,052
Midwest	806	1,661
Southeast	4,787	3,412
Southwest	-	-
West	14,562	3,921
Total homebuilding	63,427	50,874
Corporate and unallocated	456	564
Total investments in and advances to unconsolidated joint ventures	$63,883	$51,438

	Year Ended October 31,
(In thousands)	2014	2013	2012
Homebuilding interest expense:
Northeast	$20,940	$26,163	$25,507
Mid-Atlantic	9,542	10,037	9,988
Midwest	5,354	3,737	2,994
Southeast	7,827	5,861	5,310
Southwest	20,543	16,071	15,880
West	12,619	12,960	14,416
Total homebuilding	76,825	74,829	74,095
Corporate and unallocated	64,519	68,745	78,338
Financial services interest expense (1)	(119)	499	553
Total interest expense, net	$141,225	$144,073	$152,986

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2014	2013	2012
Depreciation:
Northeast	$250	$245	$316
Mid-Atlantic	45	283	370
Midwest	355	528	517
Southeast	31	31	47
Southwest	131	163	217
West	33	148	302
Total homebuilding	845	1,398	1,769
Financial services	68	285	328
Corporate and unallocated	2,504	3,029	4,126
Total depreciation	$3,417	$4,712	$6,223

	Year Ended October 31,
(In thousands)	2014	2013	2012
Net additions to operating properties and equipment:
Northeast	$44	$388	$2,944
Mid-Atlantic	23	35	55
Midwest	927	279	218
Southeast	59	7	30
Southwest	39	44	-
West	170	19	-
Total homebuilding	1,262	772	3,247
Financial services	28	6	21
Corporate and unallocated	2,133	780	1,791
Total net additions to operating properties and equipment	$3,423	$1,558	$5,059

	Year Ended October 31,
(In thousands)	2014	2013	2012
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$(1,302)	$3,738	$3,202
Mid-Atlantic	6,459	5,631	155
Midwest	17	1,045	598
Southeast	2,119	1,287	1,503
Southwest	-	-	-
West	604	339	(57)
Total equity in earnings (losses) from unconsolidated joint ventures	$7,897	$12,040	$5,401

12. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2014	2013
State income taxes:
Current	$3,197	$3,301
Deferred	(14,918)	-
Federal income taxes:
Current	-	-
Deferred	(272,822)	-
Total	$(284,543)	$3,301

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2014	2013	2012
Current income tax (benefit) expense:
Federal	$(1,690)	$(9,878)	$277
State (1)	2,466	518	(35,328)
Total current income tax expense (benefit):	776	(9,360)	(35,051)
Federal	(272,822)	-	-
State	(14,918)	-	-
Total deferred income tax (benefit):	(287,740)	-	-
Total	$(286,964)	$(9,360)	$(35,051)

(1)

The current state income tax (benefit) expense is net of the use of state net operating losses totaling $24.5 million, $23.1 million, and $3.4 million for the years ended October 31, 2014, 2013, and 2012, respectively.

The total income tax benefit of $287.0 recognized for the twelve months ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $9.4 million recognized for the year ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax benefit was $35.1 million for the year ended October 31, 2012 primarily due to the elimination of reserves for uncertain state tax positions consistent with past practices and precedents of the relevant taxing authorities in their dealings with the Company, offset slightly by state tax expenses.

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

During the year ended October 31, 2014, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings over the last 30 months and the expectation of continued earnings going forward and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, gross margin, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of October 31, 2014. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two years of sustained operating profitability, outweighs the existing negative evidence, and because of our current backlog, we expect to be in a three year cumulative income position in the early part of fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is no longer necessary. This analysis, along with current year usage of net operating losses, resulted in a partial reversal of $285.1 million of our valuation allowance against DTAs, leaving a remaining valuation allowance of $642.0 million.

Our valuation allowance decreased to $642.0 million at October 31, 2014 from $927.1 million at October 31, 2013. Our state net operating losses of approximately $2.2 billion expire between 2015 and 2034. Our federal net operating losses of $1.5 billion expire between 2028 and 2033.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2014	2013
Deferred tax assets:
Depreciation	$2,407	$2,345
Inventory impairment loss	219,487	230,553
Uniform capitalization of overhead	9,005	6,208
Warranty and legal reserves	14,342	15,571
Deferred income	547	551
Acquisition intangibles	18,014	22,523
Restricted stock bonus	7,121	5,781
Rent on abandoned space	2,830	3,591
Stock options	8,481	6,994
Provision for losses	43,585	38,923
Joint venture loss	5,633	5,360
Federal net operating losses	524,879	542,409
State net operating losses	176,225	182,940
Other	19,516	16,350
Total deferred tax assets	1,052,072	1,080,099
Deferred tax liabilities:
Acquisition intangibles	395	351
Debt repurchase income	121,934	152,450
Other	-	164
Total deferred tax liabilities	122,329	152,965
Valuation allowance	(642,003)	(927,134)
Net deferred income taxes	$287,740	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2014, 2013 and 2012 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2014	2013	2012
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(3.5)	14.0	(2.6)
Permanent differences, net	0.8	11.3	(0.3)
Deferred tax asset valuation allowance impact	(1,393.3)	(66.2)	(32.3)
Tax contingencies	(0.6)	(36.8)	34.8
Adjustments to prior years’ tax accruals	(60.4)	-	-
Effective tax rate	(1,422.0)%	(42.7)%	34.6%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2014	2013
Unrecognized tax benefit—November 1,	$1.8	$9.9
Gross increases—tax positions in current period	0.2	1.2
Decrease related to tax positions taken during a prior period	-	(9.3)
Lapse of statute of limitations	(0.3)	-
Unrecognized tax benefit—October 31,	$1.7	$1.8

 Related to the unrecognized tax benefits noted above, as of October 31, 2014 and 2013, we have recognized a liability for interest and penalties of $0.4 million and $0.5 million, respectively. For the years ended October 31, 2014, 2013 and 2012, we recognized $(30) thousand, $0.1 million and $(18.3) million, respectively, of interest and penalties in income tax benefit.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by approximately $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.1 million and $1.2 million as of October 31, 2014 and 2013, respectively. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

There is an open federal audit for the year ended October 31, 2013. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2010–2013.

13.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2014, 2013 and 2012, our discount rates used for the impairments recorded ranged from 16.8% to 17.3%, 18.0% to 19.3% and 16.8% to 18.5%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2014 and 2013, we evaluated inventories of all 396 and 388 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2014 and 2013 for 12 and 33 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $28.2 million and $85.0 million, respectively, (four and eight were in the fourth quarter of fiscal 2014 and 2013, respectively, with an aggregate carrying value of $7.1 million and $21.8 million, respectively). As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2014 and 2013 were evaluated in more than one quarterly period. Of those communities tested for impairment during the years ended October 31, 2014 and 2013, both periods had four communities with an aggregate carrying value of $23.1 million and $4.5 million, respectively, had undiscounted future cash flows that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Consolidated Statement of Operations and deducted from inventory, of $1.2 million, $2.4 million and $9.8 million for the years ended October 31, 2014, 2013 and 2012, respectively.

The following table represents impairments by segment for fiscal 2014, 2013 and 2012:

(Dollars in millions)	Year Ended October 31, 2014
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.3	$0.6
Mid-Atlantic	-	-	-
Midwest	3	0.9	3.8
Southeast	-	-	-
Southwest	-	-	-
West	-	-	-
Total	5	$1.2	$4.4

(Dollars in millions)	Year Ended October 31, 2013
	Number of Communities	Dollar Amount of Impairment (2)	Pre- Impairment Value (1)
Northeast	4	$2.4	$7.7
Mid-Atlantic	1	-	0.1
Midwest	-	-	-
Southeast	1	-	0.4
Southwest	-	-	-
West	-	-	-
Total	6	$2.4	$8.2

(Dollars in millions)	Year Ended October 31, 2012
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	10	$2.8	$19.6
Mid-Atlantic	3	0.4	0.8
Midwest	2	1.6	4.5
Southeast	12	2.8	8.3
Southwest	-	-	-
West	5	2.2	4.9
Total	32	$9.8	$38.1

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During the year ended October 31, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $4.0 million, $2.6 million and $2.7 million for the years ended October 31, 2014, 2013 and 2012, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2014, 2013 and 2012:

	Year Ended October 31,
(In millions)	2014	2013	2012
Northeast	$0.9	$0.7	$0.7
Mid-Atlantic	0.2	0.1	0.6
Midwest	1.0	0.2	0.2
Southeast	0.7	0.2	0.7
Southwest	1.2	1.4	0.4
West	-	-	0.1
Total	$4.0	$2.6	$2.7

14. Per Share Calculations

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted-average number of shares included 6.1 million shares for the years ended October 31, 2014 and 2013 and 8.8 million shares for the year ended October 31, 2012 related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which shares, as discussed in Note 10, were issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2014	2013	2012

Numerator:
Net earnings (loss) attributable to Hovnanian	$307,144	$31,295	$(66,197)
Less: undistributed earnings allocated to nonvested shares	(7,107)	(58)	-
Numerator for basic earnings per share	$300,037	$31,237	$(66,197)
Plus: undistributed earnings allocated to nonvested shares	7,107	58	-
Less: undistributed earnings reallocated to nonvested shares	(7,127)	(59)	-
Plus: interest on senior exchangeable notes	3,487	3,720	-
Numerator for diluted earnings per share	$303,504	$34,956	$(66,197)
Denominator: Denominator for basic earnings per share	146,271	145,087	126,350
Effect of dilutive securities:
Share-based payments	1,013	1,396	-
Senior exchangeable notes	15,157	15,846	-
Denominator for diluted earnings per share – weighted-average shares outstanding	162,441	162,329	126,350
Basic earnings (loss) per share	$2.05	$0.22	$(0.52)
Diluted earnings (loss) per share	$1.87	$0.22	$(0.52)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million for the year ended October 31, 2012, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the year ended October 31, 2012, 18.6 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.0 million, 2.2 million and 2.5 million for the years ended October 31, 2014, 2013 and 2012, respectively, because to do so would have been anti-dilutive for the periods presented.

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

 On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2014. As of October 31, 2014, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2014, 2013 and 2012, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

 Retirement Plan - In December 1982, we established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. In fiscal 2009, we suspended the employer match portion of the program. In fiscal 2013, the employer match portion of the program was reinstated. Plan costs charged to operations were $4.7 and $0.6 million for the years ended October 31, 2014 and October 31, 2013, respectively. There were no plan costs charged to operations in fiscal 2012, as forfeited unvested contributions were used to cover such costs.

16. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2014, October 31, 2013 and October 31, 2012: risk free interest rate of  2.60%, 2.14% and 1.65%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.70 for the year ended 2014, 0.96 for the year ended 2013 and 0.97 for the year ended 2012; a weighted-average expected life of the option of 7.42 years for 2014, 7.30 years for 2013 and 7.37 years for 2012; and an estimated forfeiture rate of 14.59% for fiscal 2014, 18.17% for fiscal 2013 and 15.99% for fiscal 2012.

For the years ended October 31, 2014, 2013 and 2012, total stock-based compensation expense was $10.3 million (pre and post tax), $6.8 million (pre and post tax) and $6.5 million (pre and post tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $3.9 million, $4.0 million and $4.1 million for the years ended October 31, 2014, October 31, 2013 and October 31, 2012,  respectively.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegee in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2014, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock. Four selected to receive restricted stock units, and one selected 50% restricted stock units and 50% stock options. Non-employee directors’ options or restricted stock vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2014	Weighted-Average Exercise Price	October 31, 2013	Weighted-Average Exercise Price	October 31, 2012	Weighted-Average Exercise Price
Options outstanding at beginning of period	6,591,054	$5.74	6,019,070	$5.97	5,094,367	$7.05
Granted	376,822	$4.41	887,500	$6.28	1,334,828	$2.59
Exercised	42,375	$2.74	44,812	$2.67	6,250	$2.55
Forfeited	56,375	$2.66	76,500	$3.06	94,808	$4.77
Expired	148,875	$27.42	194,204	$16.92	309,067	$9.61
Options outstanding at end of period	6,720,251	$5.23	6,591,054	$5.74	6,019,070	$5.97
Options exercisable at end of period	4,100,413		3,161,952		2,467,170

The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $105 thousand, $167 thousand and $8 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

At October 31, 2014, 2.2 million options outstanding and exercisable had an intrinsic value of $2.9 million. Exercise prices for options outstanding at October 31, 2014 ranged from $1.93 to $60.36.

The weighted-average fair value of grants made in fiscal 2014, 2013 and 2012 was $3.06 , $5.14 and $1.74 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2014, 2013 and 2012 was $2.09, $2.72 and $3.61 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2014:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93	–	$5.00	4,672,501	$3.07	6.35
$5.01	–	$10.00	1,690,250	$6.37	6.29
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	218,375	$21.73	2.58
$30.01	–	$40.00	104,125	$32.33	1.58
$40.01	–	$50.00	-	$-	-
$50.01	–	$60.00	30,000	$54.70	0.36
$60.01	–	$70.00	5,000	$60.36	0.58
			6,720,251	$5.23	6.11

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2014:

Range of Exercise Prices			Number Exercisable	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93	–	$5.00	2,940,163	$3.02	5.55
$5.01	–	$10.00	802,750	$6.46	3.67
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	218,375	$21.73	2.58
$30.01	–	$40.00	104,125	$32.33	1.58
$40.01	–	$50.00	-	$-	-
$50.01	–	$60.00	30,000	$54.70	0.36
$60.01	–	$70.00	5,000	$60.36	0.58
			4,100,413	$5.88	4.88

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units vest 25% each year beginning on the second anniversary of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2014, 2013 and 2012, we granted 168,161 (including 85,035 shares to certain of our non-employee directors), 104,944 (including 63,694 shares to certain of our non-employee directors) and 133,855 (including 104,167 shares to certain of our non-employee directors) restricted stock units, respectively, and also issued 67,804, 46,393 and 32,112 shares, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2014, 2013 and 2012, 12,000, 500 and 9,845 restricted stock units were forfeited, respectively.

Through fiscal 2008, for certain associates, a portion of their bonus was paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or who were over 58 years of age vest immediately. No deferred rights in lieu of bonus payments were awarded during fiscal 2014, 2013 or 2012. During the years ended October 31, 2013 and 2012, we issued 68,390 and 258,228 shares relating to awards granted in prior fiscal years, respectively.

For the years ended October 31, 2014, 2013 and 2012 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants and the stock portion of the long term incentive plan was $6.2 million, $2.7 million and $2.4 million, respectively. In addition to nonvested share awards summarized in the following table, there were 534,143 vested share awards at October 31, 2014, 2013 and 2012 which were deferred at the associates' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2014, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	2,463,647	$5.10
Granted	878,834	$4.36
Vested	(874,343)	$4.60
Forfeited	(9,000)	$1.93
Nonvested at end of period	2,459,138	$5.02

Included in the above table are awards for the share portion of a long term incentive plan for certain associates, which is a performance based plan. The awards included above for this plan are based on our current best estimate of the outcome for the performance criteria. The change in this estimate resulted in a decrease of 0.1 million shares, which is reflected in the granted row on the above table.

Also included in the table above are 800,000 target Market Share Units (“MSUs”) which were granted to certain officers during 2014. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 175% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1, 2017 and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved specified total revenue growth goals in fiscal 2016 compared to fiscal 2014.

The fair value of the MSU grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model uses the average closing trading price of the Company’s Class A Common Stock on the New York Stock Exchange over the 60 calendar day period ending on the grant date. This model also incorporates the following ranges of assumptions:

●	The expected volatility is based on our stock’s historical volatility commensurate with the life of each vesting traunche (2 year, 2.5 year, 3 year, 4 year and 5 years).
●	The risk –free interest rate is based on the U.S. Treasury rate assumption commensurate with the life of each vesting traunche from 2-5 years.
●	The expected dividend yield is not applicable since we do not currently pay dividends.

The following assumptions were used for fiscal 2014 MSU Grants: historical volatility factors of the expected market price of our common stock of 47.52%, 58.07%, 63.79%, 61.12% and 64.67% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting traunches, respectively; risk free interest rates of  0.45%, 0.71%, 0.93%, 1.32% and 1.70% for each vesting traunche, respectively; and dividend yield of zero for all time periods.

As of October 31, 2014, we had 5.5 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2014, there were $12.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of two years.

17. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2014 and 2013, we received $2.3 million and $2.2 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2014 and 2013, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2014 and 2013 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2014 and 2013 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities, and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2014 and 2013 were as follows:

	Year Ended October 31,
(In thousands)	2014	2013

Balance, beginning of period	$131,028	$121,149
Additions – Selling, general and administrative	18,839	18,676
Additions – Cost of sales	11,115	13,529
Charges incurred during the period	(18,241)	(22,511)
Changes to pre-existing reserves	(2,600)	185
Additional reserves where corresponding amounts are recorded as receivables from insurance carriers	37,867	-
Balance, end of period	$178,008	$131,028

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $6.4 million and $9.7 million for the fiscal years ended October 31, 2014 and 2013, respectively, for prior year deliveries. For the fiscal year ended October 31, 2014, we settled a construction defect claims relating to the Northeast and West segments which made up the majority of the payments. For the year ended October 31, 2013, payments were made up of a number of smaller construction defect claims, primarily in the Northeast. Additional reserves related to claims that are expected to be recovered from insurance carriers of $37.9 million were recorded in fiscal 2014, which were comprised of claims where we exceeded our deductible in those years. When reserves for claims are recorded, the portion that is probable for recovery from insurance carriers is recorded as a receivable. As a result, there was no impact to the Consolidated Statement of Operations for these reserves.

18. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement (as subsequently amended) to purchase land in California for approximately $31.4 million from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer. We took ownership of the final lots in December 2013, and in accordance with ASC 810-10, we no longer have any balances consolidated under “Consolidated inventory not owned” in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the years ended October 31, 2014, 2013, and 2012, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $1.2 million, $0.8 million and $0.9 million, respectively. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

In November 2012, one of our joint ventures in which the Company has a 50% interest, sold an option to acquire a parcel of land for approximately $5.5 million. The total cost to the buyer was approximately $11.1 million and on which the commission was paid. John Pellerito, the son of Mr. Pellerito, one of the Company’s executive officers, was employed by the brokerage firm that handled the transaction and received $145,710 as a commission in connection with the transaction. Mr. Pellerito did not have a financial interest in the brokerage firm involved in the transaction nor did he receive any portion of the commission paid to his son.

Ms. Jovanna Pellerito, the daughter-in-law of Mr. Pellerito, one of our executive officers, was employed by the Company and, in fiscal 2014 and 2013, her total compensation, including salary, commissions and other benefits, totaled approximately $96,000 and $172,000, respectively. Her compensation was commensurate with that of similarly situated employees in her position. Ms. Pellerito left the employ of the Company in May 2014.

The Company has a significant interest in the amount of estate tax liabilities and any necessary sales by the Estate of Kevork S. Hovnanian, deceased, and other members of the Hovnanian family of their assets (which includes a significant amount of shares of the Company’s Class A Common Stock and Class B Common Stock) to pay such liabilities because the benefit of federal net operating loss carryforwards (“NOLs”) to the Company would be significantly reduced or eliminated if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. Based on recent impairments and current financial performance, the Company has generated NOLs of approximately $1.5 billion through the fiscal year ended October 31, 2013, and may generate NOLs in future years. During fiscal 2013, an outside law firm was retained to advise the Executors of the Estate and other members of the Hovnanian family in connection with estate tax planning. The fees and other charges of such legal services were incurred in fiscal 2013 and totaled $249,653, of which (1) the Company and (2) the Estate and Hovnanian family each paid half. Kevork S. Hovnanian was the founder and former Chairman of our Company. Our current Chairman of the Board and Chief Executive Officer and other members of his immediate family are Executors and among the beneficiaries of the will of Kevork S. Hovnanian.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot reliably predict the extent of any effect these requirements may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. The plaintiff class was seeking unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants’ motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. The Company Defendants, the Company Defendants’ insurance carriers and the plaintiff class agreed to the terms of a settlement on May 15, 2014 in which the plaintiff class will receive a payment of $21 million in settlement of all claims, with the majority of the settlement being funded by the Company Defendants’ insurance carriers. The settlement agreement is being negotiated and is subject to Court approval. The Company has fully reserved for its share of the settlement.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2014 and 2013, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2014, we had total cash and letters of credit deposits amounting to $88.5 million to purchase land and lots with a total purchase price of $1.4 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

	October 31, 2014
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,415	$205	$22,620
Inventories	208,620	16,194	224,814
Other assets	11,986	-	11,986
Total assets	$243,021	$16,399	$259,420
Liabilities and equity:
Accounts payable and accrued liabilities	$27,175	$1,039	$28,214
Notes payable	45,506	5,650	51,156
Total liabilities	72,681	6,689	79,370
Equity of:
Hovnanian Enterprises, Inc.	59,106	2,990	62,096
Others	111,234	6,720	117,954
Total equity	170,340	9,710	180,050
Total liabilities and equity	$243,021	$16,399	$259,420
Debt to capitalization ratio	21%	37%	22%

	October 31, 2013
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,102	$639	$30,741
Inventories	101,735	11,080	112,815
Other assets	6,868	-	6,868
Total assets	$138,705	$11,719	$150,424
Liabilities and equity:
Accounts payable and accrued liabilities	$28,016	$4,047	$32,063
Notes payable	23,904	-	23,904
Total liabilities	51,920	4,047	55,967
Equity of:
Hovnanian Enterprises, Inc.	44,141	2,703	46,844
Others	42,644	4,969	47,613
Total equity	86,785	7,672	94,457
Total liabilities and equity	$138,705	$11,719	$150,424
Debt to capitalization ratio	22%	0%	20%

As of October 31, 2014 and 2013, we had advances outstanding of approximately $1.8 million and $4.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $63.9 million and $51.4 million at October 31, 2014 and 2013, respectively.

	For The Twelve Months Ended October 31, 2014
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$173,126	$7,888	$181,014
Cost of sales and expenses	(158,233)	(7,313)	(165,546)
Joint venture net income	$14,893	$575	$15,468
Our share of net income	$7,710	$287	$7,997

	For The Twelve Months Ended October 31, 2013
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$307,993	$14,659	$322,652
Cost of sales and expenses	(276,795)	(9,396)	(286,191)
Joint venture net income	$31,198	$5,263	$36,461
Our share of net income	$9,581	$2,631	$12,212

	For The Twelve Months Ended October 31, 2012
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$323,177	$11,531	$334,708
Cost of sales and expenses	(300,892)	(9,318)	(310,210)
Joint venture net income	$22,285	$2,213	$24,498
Our share of net income	$4,763	$1,108	$5,871

“Income from unconsolidated joint ventures” in the accompanying Consolidated Statements of Operations reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures (discussed below) and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $7.5 million, $13.2 million and $15.2 million for the years ended October 31, 2014, 2013 and 2012, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the total debt to capitalization ratio of all our joint ventures is currently 22%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

22. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level1:	Fair value determined based on quoted prices in active markets for identical assets.

Level2:	Fair value determined using significant other observable inputs.

Level3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2014	Fair Value at October 31, 2013

Mortgage loans held for sale (1)	Level 2	$95,643	$113,739
Interest rate lock commitments	Level 2	15	369
Forward contracts	Level 2	(320)	(1,155)
Total		$95,338	$112,953

(1)	The aggregate unpaid principal balance is $91.2 million and $107.7 million at October 31, 2014 and 2013, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008, in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

The Financial Services segment had a pipeline of loan applications in process of $428.5 million at October 31, 2014. Loans in process for which interest rates were committed to the borrowers totaled approximately $35.6 million as of October 31, 2014. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

       The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2014, the segment had open commitments amounting to $20.0 million to sell MBS with varying settlement dates through December 11, 2014.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2014
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(1,518)	$(354)	$835

	Year Ended October 31, 2013
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$1,604	$378	$(1,276)

	Year Ended October 31, 2012
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$(572)	$(151)	$1,216

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2014 and 2013. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2014
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$3,841	$(900)	$2,941
Land and land options held for future development or sale	Level 3	$572	$(278)	$294

Nonfinancial Assets

	Year Ended
	October 31, 2013
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$7,302	$(2,249)	$5,053
Land and land options held for future development or sale	Level 3	$924	$(136)	$788

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $1.2 million, $2.4 million and $9.8 million for the years ended October 31, 2014, 2013 and 2012, respectively. See Note 13 for a further discussion of communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019 (the “2019 Notes”), the senior exchangeable notes and the senior amortizing notes) and senior subordinated amortizing notes is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, was estimated at $464.4 million as of October 31, 2014. As of October 31, 2014, the senior subordinated amortizing notes were no longer outstanding. As of October 31, 2013, the fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, and senior subordinated amortizing notes was estimated at $493.4 million and $2.2 million, respectively.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third-party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes was estimated at $148.2 million, $1.0 billion, $17.0 million and $79.6 million, respectively, as of October 31, 2014. As of October 31, 2013, the fair value of the senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $1.0 billion, $20.9 million and $86.8 million, respectively. The 2019 Notes were not issued as of October 31, 2013.

23. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of October 31, 2014, had issued and outstanding approximately $992.0 million of senior secured notes ($979.9 million, net of discount), $591.1 million senior notes ($590.5 million, net of discount) and $17.0 million senior amortizing notes and $70.1 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes (except for the 2019 Notes), senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 2019 Notes, 2020 Secured Notes and the 2021 Notes (see Note 9) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes and the 2020 Secured Notes are the same as those represented by the accompanying Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$195,177	$1,336,716	$353,151	$-	$1,885,044
Financial services			11,407	108,936		120,343
Income taxes receivable	244,391		40,152			284,543
Intercompany receivable (payable)		1,275,453		36,161	(1,311,614)	-
Investments in and amounts due from consolidated subsidiaries			338,044		(338,044)	-
Total assets	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930
Liabilities and equity:
Homebuilding	$2,842	$160	$544,088	$71,663	$-	$618,753
Financial services			11,210	87,987		99,197
Notes payable		1,685,892	3,336	551		1,689,779
Intercompany payable (receivable)	308,700		1,002,914		(1,311,614)	-
Amounts due to consolidated subsidiaries	50,648	11,902			(62,550)	-
Stockholders’ (deficit) equity	(117,799)	(227,324)	164,771	338,047	(275,494)	(117,799)
Noncontrolling interest in consolidated joint ventures						-
Total liabilities and equity	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$-	$277,800	$1,020,435	$312,042	$		$1,610,277
Financial services			14,570	134,283			148,853
Intercompany receivable		1,093,906		14,489		(1,108,395)	-
Investments in and amounts due to and from consolidated subsidiaries	(62,298)	2,275	286,216			(226,193)	-
Total assets	$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130
Liabilities and equity:
Homebuilding	$3,798	$491	$437,767	$64,329	$		$506,385
Financial services			14,789	109,748			124,537
Notes payable		1,555,336	2,276	94			1,557,706
Intercompany payable	326,262		805,774			(1,132,036)	-
Income taxes payable (receivable)	40,868		(37,567)				3,301
Stockholders’ (deficit) equity	(433,226)	(181,846)	98,182	286,216		(202,552)	(433,226)
Non-controlling interest in consolidated joint ventures				427			427
Total liabilities and equity	$(62,298)	$1,373,981	$1,321,221	$460,814		$(1,334,588)	$1,759,130

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$25	$-	$1,651,343	$369,598	$-	$2,020,966
Financial services			9,572	32,842		42,414
Intercompany income		100,878			(100,878)	-
Total revenues	25	100,878	1,660,915	402,440	(100,878)	2,063,380
Expenses:
Homebuilding	3,286	131,730	1,549,659	336,651		2,021,326
Financial services	20		6,832	21,764		28,616
Intercompany charges			100,878		(100,878)	-
Total expenses	3,306	131,730	1,657,369	358,415	(100,878)	2,049,942
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			94	7,803		7,897
(Loss) income before income taxes	(3,281)	(32,007)	3,640	51,828	-	20,180
State and federal income tax (benefit) provision	(298,775)	(908)	12,719			(286,964)
Equity in income (loss) from subsidiaries	11,650	(14,177)	51,828		(49,301)	-
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$3	$(235)	$1,497,016	$311,730	$(4,988)	$1,803,526
Financial services			9,386	38,341		47,727
Intercompany charges		81,816	(104,212)	(2,325)	24,721	-
Total revenues	3	81,581	1,402,190	347,746	19,733	1,851,253
Expenses:
Homebuilding	8,608	123,511	1,373,360	295,390	10,670	1,811,539
Financial services	17		6,721	22,321		29,059
Total expenses	8,625	123,511	1,380,081	317,711	10,670	1,840,598
(Loss) gain on extinguishment of debt		(770,769)	770,009			(760)
Income from unconsolidated joint ventures			2,327	9,713		12,040
(Loss) income before income taxes	(8,622)	(812,699)	794,445	39,748	9,063	21,935
State and federal income tax (benefit) provision	(21,541)		12,181			(9,360)
Equity in income (loss) from subsidiaries	18,376	(11,514)	39,748		(46,610)	-
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$9	$(270)	$1,364,733	$87,124	$(4,978)	$1,446,618
Financial services			8,082	30,653		38,735
Intercompany charges		98,805	(120,094)	(3,590)	24,879	-
Total revenues	9	98,535	1,252,721	114,187	19,901	1,485,353
Expenses:
Homebuilding	3,030	150,297	1,300,728	79,899	5,334	1,539,288
Financial services	(28)		5,737	17,951	(12)	23,648
Total expenses	3,002	150,297	1,306,465	97,850	5,322	1,562,936
Loss on extinguishment of debt		(29,066)				(29,066)
Income from unconsolidated joint ventures			561	4,840		5,401
(Loss) income before income taxes	(2,993)	(80,828)	(53,183)	21,177	14,579	(101,248)
State and federal income tax (benefit) provision	(17,495)		(17,580)	24		(35,051)
Equity in (loss) income from subsidiaries	(80,699)	(1,521)	21,153		61,067	-
Net (loss) income	$(66,197)	$(82,349)	$(14,450)	$21,153	$75,646	$(66,197)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(277,932)	14,334	(303,507)	20,075	49,301	(497,729)
Net cash provided by (used in) operating activities	29,212	(30,942)	(260,758)	71,903	-	(190,585)
Cash flows from investing activities:
Proceeds from sale of property and assets			467	48		515
Purchase of property, equipment, and other fixed assets and acquisitions			(3,395)	(28)		(3,423)
(Increase) in restricted cash related to mortgage company				(655)		(655)
Investment in and advances to unconsolidated joint ventures		(95)	(831)	(20,773)		(21,699)
Distributions of capital from unconsolidated joint ventures		203	3,787	7,117		11,107
Intercompany investing activities		(167,370)			167,370	-
Net cash (used in) provided by investing activities	-	(167,262)	28	(14,291)	167,370	(14,155)
Cash flows from financing activities:
Net proceeds from mortgages and notes			39,345	1,425		40,770
Net proceeds from model sale leaseback financing programs			17,232	1,982		19,214
Net payments from land bank financing programs			(8,297)	(9,009)		(17,306)
Net proceeds from senior notes		121,447				121,447
Net payments related to mortgage warehouse lines of credit				(14,744)		(14,744)
Deferred financing cost from land banking financing program and note issuances		(7,205)	(4,051)	(691)		(11,947)
Intercompany financing activities	(29,212)		218,254	(21,672)	(167,370)	-
Net cash (used in) provided by financing activities	(29,212)	114,242	262,483	(42,709)	(167,370)	137,434
Net (decrease) increase in cash and cash equivalents	-	(83,962)	1,753	14,903	-	(67,306)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$159,508	$(4,726)	$107,116	$-	$261,898

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	29,653	797,892	(875,287)	(11,832)	37,547	(22,027)
Net cash provided by (used in) operating activities	60,948	(26,321)	(53,275)	27,916	-	9,268
Net cash provided by investing activities		235	11,819	18,231	-	30,285
Net cash (used in) provided by financing activities		(6,139)	52,914	(30,356)	-	16,419
Intercompany financing activities - net	(60,948)	78,598	(15,920)	(1,730)	-	-
Net increase (decrease) in cash	-	46,373	(4,462)	14,061	-	55,972
Cash and cash equivalents balance, beginning of period	-	197,097	(2,017)	78,152	-	273,232
Cash and cash equivalents balance, end of period	$-	$243,470	$(6,479)	$92,213	$-	$329,204

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2012

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(66,197)	$(82,349)	$(14,450)	$21,153	$75,646	$(66,197)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	37,030	53,114	124,875	(140,174)	(75,646)	(801)
Net cash (used in) provided by operating activities	(29,167)	(29,235)	110,425	(119,021)	-	(66,998)
Net cash provided by (used in) investing activities	-	146	(3,260)	1,614	-	(1,500)
Net cash provided by (used in) financing activities	47,221	(79,976)	49,670	74,075	-	90,990
Intercompany financing activities - net	(18,054)	194,040	(153,863)	(22,123)	-	-
Net increase (decrease) in cash	-	84,975	2,972	(65,455)	-	22,492
Cash and cash equivalents balance, beginning of period	-	112,122	(4,989)	143,607	-	250,740
Cash and cash equivalents balance, end of period	$-	$197,097	$(2,017)	$78,152	$-	$273,232

24. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2014 and 2013 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Revenues	$698,394	$551,009	$449,929	$364,048
Expenses	663,149	535,107	456,617	389,845
Inventory impairment loss and land option write-offs	3,297	741	522	664
Loss on extinguishment of debt	-	-	(1,155)	-
Income from unconsolidated joint ventures	4,048	211	1,067	2,571
Income (loss) before income taxes	35,996	15,372	(7,298)	(23,890)
State and federal income tax (benefit) provision	(286,468)	(1,733)	604	633
Net income (loss)	$322,464	$17,105	$(7,902)	$(24,523)
Per share data:
Basic:
Income (loss) per common share	$2.15	$0.11	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	146,413	146,365	146,325	145,982
Assuming dilution:
Income (loss) per common share	$1.95	$0.11	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	161,720	162,278	146,325	145,982

	Three Months Ended
(In thousands, except per share data)	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Revenues	$591,687	$478,357	$422,998	$358,211
Expenses	561,061	471,036	422,899	380,637
Inventory impairment loss and land option write-offs	1,486	623	2,191	665
(Loss) gain on extinguishment of debt	(760)	-	-	-
Income from unconsolidated joint ventures	5,234	3,690	827	2,289
Income (loss) before income taxes	33,614	10,388	(1,265)	(20,802)
State and federal income tax provision (benefit)	795	1,922	(2,583)	(9,494)
Net income (loss)	$32,819	$8,466	$1,318	$(11,308)
Per share data:
Basic:
Income (loss) per common share	$0.22	$0.06	$0.01	$(0.08)
Weighted-average number of common shares outstanding	145,821	146,056	145,948	141,725
Assuming dilution:
Income (loss) per common share	$0.21	$0.06	$0.01	$(0.08)
Weighted-average number of common shares outstanding	162,100	162,823	147,231	141,725

 25. Subsequent Events

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds will be used for general corporate purposes, including land acquisition and development. The notes will mature on November 1, 2019. The notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes to a redemption price equal to 100% of their principal amount.