Form 10-Q
period 2015-01-31
HOVNANIAN ENTERPRISES INC
filed 2015-03-12
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2015

OR

[    ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 1-8551

Hovnanian Enterprises, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)

22-1851059 (I.R.S. Employer Identification No.)

110 West Front Street, P.O. Box 500, Red Bank, NJ  07701 (Address of Principal Executive Offices)

732-747-7800 (Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 131,417,519 shares of Class A Common Stock and 14,983,719 shares of Class B Common Stock were outstanding as of March 9, 2015.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2015	October 31, 2014
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$269,282	$255,117
Restricted cash and cash equivalents	12,478	13,086
Inventories:
Sold and unsold homes and lots under development	1,076,374	961,994
Land and land options held for future development or sale	315,504	273,463
Consolidated inventory not owned:
Specific performance options	2,724	3,479
Other options	87,374	105,374
Total consolidated inventory not owned	90,098	108,853
Total inventories	1,481,976	1,344,310
Investments in and advances to unconsolidated joint ventures	73,403	63,883
Receivables, deposits and notes, net	96,538	92,546
Property, plant and equipment, net	46,967	46,744
Prepaid expenses and other assets	78,915	69,358
Total homebuilding	2,059,559	1,885,044

Financial services:
Cash and cash equivalents	4,017	6,781
Restricted cash and cash equivalents	12,010	16,236
Mortgage loans held for sale at fair value	93,768	95,338
Other assets	1,868	1,988
Total financial services	111,663	120,343
Income taxes receivable – including net deferred tax benefits	290,213	284,543
Total assets	$2,461,435	$2,289,930

(1)  Derived from the audited balance sheet as of October 31, 2014.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share Amounts)

	January 31, 2015	October 31, 2014
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$100,638	$103,908
Accounts payable and other liabilities	337,060	370,876
Customers’ deposits	33,901	34,969
Nonrecourse mortgages secured by operating properties	16,350	16,619
Liabilities from inventory not owned	78,668	92,381
Total homebuilding	566,617	618,753

Financial services:
Accounts payable and other liabilities	17,895	22,278
Mortgage warehouse lines of credit	68,766	76,919
Total financial services	86,661	99,197

Notes payable:
Senior secured notes, net of discount	980,282	979,935
Senior notes, net of discount	840,657	590,472
Senior amortizing notes	14,987	17,049
Senior exchangeable notes	71,003	70,101
Accrued interest	31,212	32,222
Total notes payable	1,938,141	1,689,779
Total liabilities	2,591,419	2,407,729

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2015 and at October 31, 2014	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,178,282 shares at January 31, 2015 and 142,836,563 shares at October 31, 2014 (including 11,760,763 shares at January 31, 2015 and October 31, 2014 held in Treasury)	1,432	1,428
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,675,467 shares at January 31, 2015 and 15,497,543 shares at October 31, 2014 (including 691,748 shares at January 31, 2015 and October 31, 2014 held in Treasury)	157	155
Paid in capital – common stock	700,128	697,943
Accumulated deficit	(851,640)	(837,264)
Treasury stock – at cost	(115,360)	(115,360)
Total stockholders’ equity deficit	(129,984)	(117,799)
Total liabilities and equity	$2,461,435	$2,289,930

(1) Derived from the audited balance sheet as of October 31, 2014.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2015	2014
Revenues:
Homebuilding:
Sale of homes	$433,471	$355,181
Land sales and other revenues	1,121	773
Total homebuilding	434,592	355,954
Financial services	11,122	8,094
Total revenues	445,714	364,048

Expenses:
Homebuilding:
Cost of sales, excluding interest	354,812	288,887
Cost of sales interest	11,318	9,490
Inventory impairment loss and land option write-offs	2,230	664
Total cost of sales	368,360	299,041
Selling, general and administrative	47,646	43,962
Total homebuilding expenses	416,006	343,003

Financial services	7,317	6,672
Corporate general and administrative	16,908	16,392
Other interest	25,071	23,333
Other operations	1,544	1,109
Total expenses	466,846	390,509
Income from unconsolidated joint ventures	1,452	2,571
Loss before income taxes	(19,680)	(23,890)
State and federal income tax provision (benefit):
State	3,132	633
Federal	(8,436)	-
Total income taxes	(5,304)	633
Net loss	$(14,376)	$(24,523)

Per share data:
Basic:
Loss per common share	$(0.10)	$(0.17)
Weighted-average number of common shares outstanding	146,929	145,982
Assuming dilution:
Loss per common share	$(0.10)	$(0.17)
Weighted-average number of common shares outstanding	146,929	145,982

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2014	131,075,800	$1,428	14,805,795	$155	5,600	$135,299	$697,943	$(837,264)	$(115,360)	$(117,799)

Stock options, amortization and issuances							893			893

Restricted stock amortization, issuances and forfeitures	341,619	4	178,024	2			1,292			1,298

Conversion of Class B to Class A Common Stock	100		(100)							-

Net loss								(14,376)		(14,376)

Balance, January 31, 2015	131,417,519	$1,432	14,983,719	$157	5,600	$135,299	$700,128	$(851,640)	$(115,360)	$(129,984)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,376)	$(24,523)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	849	853
Compensation from stock options and awards	3,500	3,530
Amortization of bond discounts and deferred financing costs	2,863	2,380
Gain on sale and retirement of property and assets	(168)	(5)
Income from unconsolidated joint ventures	(1,452)	(2,571)
Distributions of earnings from unconsolidated joint ventures	3,040	249
Inventory impairment and land option write-offs	2,230	664
Deferred income tax benefit	(5,945)	-
Decrease (increase) in assets:
Mortgage loans held for sale at fair value	1,570	55,576
Restricted cash, receivables, prepaids, deposits and other assets	(6,495)	10,018
Inventories	(139,896)	(131,834)
Increase (decrease) in liabilities:
State income tax payable	275	227
Customers’ deposits	(1,068)	1,874
Accounts payable, accrued interest and other accrued liabilities	(40,544)	(47,490)
Net cash (used in) operating activities	(195,617)	(131,052)
Cash flows from investing activities:
Proceeds from sale of property and assets	168	5
Purchase of property, equipment and other fixed assets and acquisitions	(879)	(95)
Decrease (increase) in restricted cash related to mortgage company	387	(343)
Investments in and advances to unconsolidated joint ventures	(11,735)	(116)
Distributions of capital from unconsolidated joint ventures	627	553
Net cash (used in) provided by investing activities	(11,432)	4
Cash flows from financing activities:
Proceeds from mortgages and notes	30,908	24,110
Payments related to mortgages and notes	(34,227)	(16,094)
Proceeds from model sale leaseback financing programs	-	6,043
Payments related to model sale leaseback financing programs	(5,802)	(1,175)
Proceeds from land bank financing program	3,131	926
Payments related to land bank financing program	(10,334)	(9,031)
Proceeds from senior notes	250,000	150,000
Net payments related to mortgage warehouse lines of credit	(8,153)	(57,846)
Deferred financing cost from land bank financing program and note issuances	(5,011)	(3,291)
Principal payments and debt repurchases	(2,062)	(2,913)
Net cash provided by financing activities	218,450	90,729
Net increase (decrease) in cash and cash equivalents	11,401	(40,319)
Cash and cash equivalents balance, beginning of period	261,898	329,204
Cash and cash equivalents balance, end of period	$273,299	$288,885

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended
	January 31,
	2015	2014
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$26,489	$25,353
Income taxes	$366	$406

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2014 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Stock Compensation

For both the three months ended January 31, 2015 and 2014, the Company’s total stock-based compensation expense was $3.5 million ($2.6 million net of tax for the three months ended January 31, 2015). Included in this total stock-based compensation expense was the vesting of stock options of $0.9 million and $1.0 million for the three months ended January 31, 2015 and 2014, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2015	2014

Interest capitalized at beginning of period	$109,158	$105,093
Plus interest incurred(1)	41,472	34,819
Less cost of sales interest expensed	11,318	9,490
Less other interest expensed(2)(3)	25,071	23,333
Interest capitalized at end of period(4)	$114,241	$107,089

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt. Also includes interest on completed homes and land in planning, which does not qualify for capitalization, and therefore is expensed.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2015	2014
Other interest expensed	$25,071	$23,333
Interest paid by our mortgage and finance subsidiaries	408	736
Decrease in accrued interest	1,010	1,284
Cash paid for interest, net of capitalized interest	$26,489	$25,353

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2015, our discount rate used for the one impairment recorded was 19.0%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments. We did not record any impairment losses for the three months ended January 31, 2014.

During the three months ended January 31, 2015, we evaluated inventories of all 488 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for five of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $20.2 million. Of those communities tested for impairment, three communities with an aggregate carrying value of $11.0 million had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded an impairment loss for the three months ended January 31, 2015, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.9 million, in one community in the Southeast with a pre-impairment value of $5.7 million. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.3 million and $0.7 million for the three months ended January 31, 2015 and 2014, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2015 and 2014 were 1,700 and 1,536, respectively, which lots were in all of our segments, with the majority in the Midwest and Southeast.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2015, we did not mothball any new communities, or re-activate or sell any communities which were previously mothballed. As of January 31, 2015, the net book value associated with our 45 total mothballed communities was $104.2 million, which was net of impairment charges recorded in prior periods of $412.4 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2015, we had $2.7 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $2.7 million recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2015, inventory of $64.4 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $59.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2015, inventory of $23.0 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $16.9 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

5.	Variable Interest Entities

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2015 and October 31, 2014, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2015, we had total cash and letters of credit deposits amounting to $92.2 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2015 and 2014, we received $0.6 million and $0.4 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

 We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2015 and 2014, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2015 and 2014 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2015 and 2014 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended January 31,
(In thousands)	2015	2014

Balance, beginning of period	$178,008	$131,028
Additions – Selling, general and administrative	5,249	4,541
Additions – Cost of sales	3,181	2,046
Charges incurred during the period	(4,605)	(4,538)
Changes to pre-existing reserves	-	-
Balance, end of period	$181,833	$133,077

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data, worker’s compensation data and other industry data to assist us in estimating our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million and $2.9 million for the three months ended January 31, 2015 and 2014, respectively, for prior year deliveries. In the first quarter of fiscal 2014, we settled a construction defect claim relating to the West segment which made up the majority of the payments.

7.	Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

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

 In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and the Company has responded to its information request.

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

The Company is also involved in the following litigation:

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. (collectively, the “Company Defendants”) have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes. The Company Defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the Company Defendants filed a request for interlocutory review by the New Jersey Supreme Court, which remanded the case back to the Appellate Division for a review on the merits of the appeal on May 8, 2012. The Appellate Division, on remand, heard oral arguments on December 4, 2012, reviewing the Superior Court’s original finding of class certification. On June 18, 2013, the Appellate Division affirmed class certification. On July 3, 2013, the Company Defendants appealed the June 2013 Appellate Division’s decision to the New Jersey Supreme Court, which elected not to hear the appeal on October 22, 2013. The plaintiff class was seeking unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act. The Company Defendants’ motion to consolidate an indemnity action they filed against various manufacturer and sub-contractor defendants to require these parties to participate directly in the class action was denied by the Superior Court; however, the Company Defendants’ separate action seeking indemnification against the various manufacturers and subcontractors implicated by the class action is ongoing. The Company Defendants, the Company Defendants’ insurance carriers and the plaintiff class agreed to the terms of a settlement on May 15, 2014 in which the plaintiff class was to receive a payment of $21 million in settlement of all claims, with the majority of the settlement being funded by the Company Defendants’ insurance carriers. The Company had previously reserved for its share of the settlement. The Superior Court approved the settlement agreement on December 23, 2014, and the judgment became final on February 20, 2015, when no appeal was taken. The settlement amount was paid in full and the class action matter is now concluded.

8.	Restricted Cash and Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2015 and October 31, 2014, $15.3 million and $15.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $24.5 million and $29.3 million as of January 31, 2015 and October 31, 2014, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance are homebuilding and financial services customers’ deposits of $7.4 million and $12.0 million at January 31, 2015, respectively, and $7.5 million and $15.8 million as of October 31, 2014, respectively, which are restricted from use by us.

Total Homebuilding Customers’ deposits are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states, the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

9.	Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.”

At January 31, 2015 and October 31, 2014, $71.2 million and $78.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2015 and 2014, we had reserves specifically for 131 and 201 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2015 and 2014 was as follows:

	Three Months Ended
	January 31,
(In thousands)	2015	2014

Loan origination reserves, beginning of period	$7,352	$11,036
Provisions for losses during the period	61	401
Adjustments to pre-existing provisions for losses from changes in estimates	568	(559)
Payments/settlements	-	(159)
Loan origination reserves, end of period	$7,981	$10,719

10.	Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $100.6 million and $103.9 million at January 31, 2015 and October 31, 2014, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of approximately $253.3 million and $220.1 million, respectively. The weighted-average interest rate on these obligations was 5.0% at both January 31, 2015 and October 31, 2014, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $16.3 million and $16.6 million at January 31, 2015 and October 31, 2014, respectively. These loans had a weighted-average interest rate of 8.7% and 7.0% at January 31, 2015 and October 31, 2014, respectively. As of January 31, 2015, these loans had installment obligations with annual principal maturities in the years ending October 31 of approximately: $0.8 million in 2015, $1.2 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019 and $10.1 million after 2019.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2015 and October 31, 2014, there were no borrowings and $24.0 million and $26.5 million, respectively, of letters of credit outstanding under the Credit Facility. As of January 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $4.6 million and $5.5 million letters of credit outstanding at January 31, 2015 and October 31, 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2015 and October 31, 2014, the amount of cash collateral in these segregated accounts was $5.1 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through January 30, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.17% at January 31, 2015, plus the applicable margin of 2.75%. Therefore, at January 31, 2015, the interest rate was 2.92%. As of January 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $46.0 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan, and the number of days on the warehouse line. There were no outstanding borrowings under the Customers Master Repurchase Agreement as of January 31, 2015, however, as of October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.4 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was last amended on November 17, 2014, that is a short-term borrowing facility that provides up to $50.0 million through October 27, 2015. The facility also provides an additional $30.0 million which can be used between 10 calendar days prior to the end of a fiscal quarter through the 45th calendar day after a fiscal quarter end; provided that the amount outstanding may not exceed $50.0 million outside of this date range. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.46% at January 31, 2015, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. There were no outstanding borrowings under the Credit Suisse Master Repurchase Agreement as of January 31, 2015, however, as of October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $19.7 million.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 30, 2014 to extend the maturity date to December 29, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of January 31, 2015 and October 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $22.8 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of January 31, 2015 and October 31, 2014, were as follows:

(In thousands)	January 31, 2015	October 31, 2014
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,131	53,129
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	130,151	129,806
Total Senior Secured Notes	$980,282	$979,935
Senior Notes:
11.875% Senior Notes due October 15, 2015 (net of discount)	60,514	60,414
6.25% Senior Notes due January 15, 2016 (net of discount)	172,568	172,483
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	-
Total Senior Notes	$840,657	$590,472
11.0% Senior Amortizing Notes due December 1, 2017	$14,987	$17,049
Senior Exchangeable Notes due December 1, 2017	$71,003	$70,101

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2015 (see Note 21). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $738.9 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $233.6 million as of January 31, 2015, which included $5.1 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2015, the collateral securing the guarantees included (1) $40.8 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $131.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $69.2 million as of January 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principle amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and was included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” in the second quarter of fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds were used for general corporate purposes. The notes will mature on November 1, 2019. The notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes to a redemption price equal to 100% of their principal amount.

12.	Senior Exchangeable Notes

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of January 31, 2015, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

13.	Per Share Calculation

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted–average number of shares for the three months ended January 31, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our then outstanding 7.25% Tangible Equity Units) which shares were issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million and 1.3 million for the three months ended January 31, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for both the three months ended January 31, 2015 and 2014, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had net losses for the periods.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 3.3 million and 2.2 million for the three months ended January 31, 2015 and 2014, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2015 and 2014, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

15.	Common Stock

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2015. As of January 31, 2015, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

16.	Income Taxes

The total income tax benefit of $5.3 million recognized for the three months ended January 31, 2015 was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax expense of $0.6 million recognized for the three months ended January 31, 2014 was primarily due to state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2014, and again at January 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as cumulative positive earnings over the last 33 months and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, gross margin, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of January 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two fiscal years of sustained operating profitability, outweighed the existing negative evidence and because of our current backlog, we expect to be in a three year cumulative income position in fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is not necessary. This analysis resulted in a partial reversal equal to $285.1 million of our valuation allowance against DTAs at October 31, 2014, leaving a remaining valuation allowance of $642.0 million at October 31, 2014. Our valuation allowance for deferred taxes amounted to $642.5 million at January 31, 2015.

17.	Operating and Reporting Segments

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

  Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended
	January 31,
(In thousands)	2015	2014

Revenues:
Northeast	$50,730	$53,253
Mid-Atlantic	81,185	60,520
Midwest	64,439	43,758
Southeast	37,894	39,141
Southwest	167,187	128,577
West	33,193	30,750
Total homebuilding	434,628	355,999
Financial services	11,122	8,094
Corporate and unallocated	(36)	(45)
Total revenues	$445,714	$364,048

(Loss) income before income taxes:
Northeast	$(3,153)	$(6,061)
Mid-Atlantic	5,177	1,913
Midwest	3,711	2,355
Southeast	(1,156)	1,431
Southwest	11,325	10,405
West	(2,373)	(359)
Homebuilding income before income taxes	13,531	9,684
Financial services	3,805	1,422
Corporate and unallocated	(37,016)	(34,996)
Loss before income taxes	$(19,680)	$(23,890)

	January 31,	October 31,
(In thousands)	2015	2014

Assets:
Northeast	$314,941	$315,573
Mid-Atlantic	336,549	313,494
Midwest	176,218	169,967
Southeast	195,939	148,096
Southwest	427,782	410,756
West	199,819	143,245
Total homebuilding	1,651,248	1,501,131
Financial services	111,663	120,343
Corporate and unallocated	698,524	668,456
Total assets	$2,461,435	$2,289,930

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

(Dollars in thousands)	January 31, 2015
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,733	$253	$27,986
Inventories	293,675	15,934	309,609
Other assets	8,059	-	8,059
Total assets	$329,467	$16,187	$345,654

Liabilities and equity:
Accounts payable and accrued liabilities	$21,539	$1,086	$22,625
Notes payable	83,196	5,466	88,662
Total liabilities	104,735	6,552	111,287
Equity of:
Hovnanian Enterprises, Inc.	69,200	3,013	72,213
Others	155,532	6,622	162,154
Total equity	224,732	9,635	234,367
Total liabilities and equity	$329,467	$16,187	$345,654
Debt to capitalization ratio	27%	36%	27%

(Dollars in thousands)	October 31, 2014
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,415	$205	$22,620
Inventories	208,620	16,194	224,814
Other assets	11,986	-	11,986
Total assets	$243,021	$16,399	$259,420

Liabilities and equity:
Accounts payable and accrued liabilities	$27,175	$1,039	$28,214
Notes payable	45,506	5,650	51,156
Total liabilities	72,681	6,689	79,370
Equity of:
Hovnanian Enterprises, Inc.	59,106	2,990	62,096
Others	111,234	6,720	117,954
Total equity	170,340	9,710	180,050
Total liabilities and equity	$243,021	$16,399	$259,420
Debt to capitalization ratio	21%	37%	22%

As of January 31, 2015 and October 31, 2014, we had advances outstanding of approximately $1.2 million and $1.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $73.4 million and $63.9 million at January 31, 2015 and October 31, 2014, respectively.

	For the Three Months Ended January 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$28,045	$1,132	$29,177
Cost of sales and expenses	(26,517)	(1,085)	(27,602)
Joint venture net income	$1,528	$47	$1,575
Our share of net income	$1,467	$23	$1,490

	For the Three Months Ended January 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$51,275	$1,914	$53,189
Cost of sales and expenses	(46,080)	(1,619)	(47,699)
Joint venture net income	$5,195	$295	$5,490
Our share of net income	$2,548	$147	$2,695

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014, is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.2 million and $2.1 million, for the three months ended January 31, 2015 and 2014, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the total debt to capitalization ratio of all our joint ventures is currently 27%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance was effective for the Company beginning November 1, 2015 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition”, and most industry-specific guidance in the Accounting Standards Codification. ASU 2014-09 is effective for the Company beginning November 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which makes limited amendments to ASC 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for the Company beginning February 1, 2015. Early adoption is not permitted. This guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, “Compensation-Stock Compensation,” as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for the Company beginning November 1, 2015. Early adoption is permitted. We adopted ASU 2014-12 as of November 1, 2015, and the adoption did not have a material effect on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-15 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for the Company beginning on February 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2015-02 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2015	Fair Value at October 31, 2014

Mortgage loans held for sale (1)	Level 2	$94,189	$95,643
Interest rate lock commitments	Level 2	281	15
Forward contracts	Level 2	(702)	(320)
		$93,768	$95,338

(1)  The aggregate unpaid principal balance was $89.3 million and $91.2 million at January 31, 2015 and October 31, 2014, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $453.5 million at January 31, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $54.7 million as of January 31, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2015, the segment had open commitments amounting to $18.0 million to sell MBS with varying settlement dates through February 19, 2015.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$60	$266	$(382)

	Three Months Ended January 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,434)	$(120)	$87

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2015. The company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2014. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		January 31, 2015

(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,701	$(923)	$4,778

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $0.9 million for the three months ended January 31, 2015. We did not record any inventory impairments for the three months ended January 31, 2014.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019, (the “2019 Notes”) the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, was estimated at $688.8 million and $464.4 million as of January 31, 2015 and October 31, 2014, respectively.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes was estimated at $139.5 million, $974.2 million, $15.0 million and $78.5 million, respectively, as of January 31, 2015. As of October 31, 2014, the fair value of the 2019 Notes, senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes was estimated at $148.2 million, $1.0 billion, $17.0 million and $79.6 million, respectively.

21.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of January 31, 2015, had issued and outstanding approximately $992.0 million of senior secured notes ($980.3 million, net of discount), $841.1 million senior notes ($840.7 million, net of discount) and $15.0 million senior amortizing notes and $71.0 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$263,151	$1,393,722	$402,686	$-	$2,059,559
Financial services			6,894	104,769		111,663
Income taxes receivable	254,444		35,769			290,213
Intercompany receivable		1,447,274			(1,447,274)	-
Investments in and amounts due from consolidated subsidiaries			351,918		(351,918)	-
Total assets	$254,444	$1,710,425	$1,788,303	$507,455	(1,799,192)	$2,461,435

LIABILITIES AND EQUITY:
Homebuilding	$3,184	$31	$512,695	$50,707	$-	$566,617
Financial services			6,646	80,015		86,661
Notes payable		1,935,129	2,420	592		1,938,141
Intercompany payable	307,713		1,115,338	24,223	(1,447,274)	-
Amounts due to consolidated subsidiaries	73,531	24,711			(98,242)	-
Stockholders’ (deficit) equity	(129,984)	(249,446)	151,204	351,918	(253,676)	(129,984)
Total liabilities and equity	$254,444	$1,710,425	$1,788,303	$507,455	(1,799,192)	$2,461,435

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$195,177	$1,336,716	$353,151	$ -	$1,855,044
Financial services			11,407	108,936		120,343
Income taxes receivable	244,391		40,152			284,543
Intercompany receivable		1,275,453		36,161	(1,311,614)	-
Investments in and amounts due from consolidated subsidiaries			338,044		(338,044)	-
Total assets	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930

LIABILITIES AND EQUITY:
Homebuilding	$2,842	$160	$544,088	$71,663	$-	$618,753
Financial services			11,210	87,987		99,197
Notes payable		1,685,892	3,336	551		1,689,779
Intercompany payable	308,700		1,002,914		(1,311,614)	-
Amounts due to consolidated subsidiaries	50,648	11,902			(62,550)	-
Stockholders’ (deficit) equity	(117,799)	(227,324)	164,771	338,047	(275,494)	(117,799)
Total liabilities and equity	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$365,189	$69,403	$-	$434,592
Financial services			1,833	9,289		11,122
Intercompany charges		28,512			(28,512)	-
Total revenues	-	28,512	367,022	78,692	(28,512)	445,714

Expenses:
Homebuilding	3,711	37,828	357,509	60,481		459,529
Financial services	68		1,573	5,676		7,317
Intercompany charges			28,382	130	(28,512)	-
Total expenses	3,779	37,828	387,464	66,287	(28,512)	466,846
(Loss) income from unconsolidated joint ventures			(14)	1,466		1,452
(Loss) income before income taxes	(3,779)	(9,316)	(20,456)	13,871	-	(19,680)
State and federal income tax (benefit) provision	(12,286)		6,982			(5,304)
Equity in (loss) income of consolidated subsidiaries	(22,883)	(12,806)	13,871		21,818	-
Net (loss) income	$(14,376)	$(22,122)	$(13,567)	$13,871	$21,818	$(14,376)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$(46)	$283,038	$72,962	$-	$355,954
Financial services			1,835	6,259		8,094
Intercompany charges		21,367	(21,262)	(249)	144	-
Total revenues		21,321	263,611	78,972	144	364,048

Expenses:
Homebuilding	3,983	31,179	289,618	61,009	(1,952)	383,837
Financial services	4		1,525	5,143		6,672
Total expenses	3,987	31,179	291,143	66,152	(1,952)	390,509
Income from unconsolidated joint ventures			23	2,548		2,571
(Loss) income before income taxes	(3,987)	(9,858)	(27,509)	15,368	2,096	(23,890)
State and federal income tax (benefit) provision	(3,592)		4,225			633
Equity in (loss) income of consolidated subsidiaries	(24,128)	(12,079)	15,368		20,839	-
Net (loss) income	$(24,523)	$(21,937)	$(16,366)	$15,368	$22,935	$(24,523)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,376)	$(22,122)	$(13,567)	$13,871	$21,818	$(14,376)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(7,520)	3,248	(39,948)	(115,203)	(21,818)	(181,241)
Net cash used in operating activities	(21,896)	(18,874)	(53,515)	(101,332)	-	(195,617)
Cash flows from investing activities:
Proceeds from sale of property and assets			156	12		168
Purchase of property, equipment & other fixed assets and acquisitions			(879)			(879)
Decrease in restricted cash related to mortgage company				387		387
Investments in and advances to unconsolidated joint ventures		81	146	(11,962)		(11,735)
Distribution of capital from unconsolidated joint ventures				627		627
Intercompany investing activities		(159,012)			159,012	-
Net cash used in investing activities		(158,931)	(577)	(10,936)	159,012	(11,432)
Cash flows from financing activities:
Net proceeds from mortgages and notes			(10,277)	6,958		(3,319)
Net proceeds from model sale leaseback financing programs			(5,606)	(196)		(5,802)
Net proceeds from land bank financing programs			(6,332)	(871)		(7,203)
Net proceeds from senior notes		247,938				247,938
Net proceeds related to mortgage warehouse lines of credit				(8,153)		(8,153)
Deferred financing cost from land bank financing program and note issuances		(4,627)	(114)	(270)		(5,011)
Intercompany financing activities	21,896		76,732	60,384	(159,012)	-
Net cash provided by financing activities	21,896	243,311	54,403	57,852	(159,012)	218,450
Net increase (decrease) in cash and cash equivalents	-	65,506	311	(54,416)	-	11,401
Cash and cash equivalents balance, beginning of period		159,508	(4,726)	107,116		261,898
Cash and cash equivalents balance, end of period	$-	$225,014	$(4,415)	$52,700	$-	$273,299

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,523)	$(21,937)	$(16,366)	$15,368	$22,935	$(24,523)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(3,110)	1,280	(114,750)	32,986	(22,935)	(106,529)
Net cash (used in) provided by operating activities	(27,633)	(20,657)	(131,116)	48,354		(131,052)
Net cash provided by (used in) investing activities		215	(363)	152		4
Net cash provided by (used in) financing activities		144,328	10,772	(64,371)		90,729
Intercompany investing and financing activities – net	27,633	(150,337)	119,706	2,998		-
Net decrease in cash		(26,451)	(1,001)	(12,867)		(40,319)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$217,019	$(7,480)	$79,346	$-	$288,885

22.	Transactions with Related Parties

During the three months ended January 31, 2015 and 2014, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.3 million and $0.2 million, respectively. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of fiscal 2015, we experienced several positive operating trends compared to the same period of the prior year. For the three months ended January 31, 2015, sale of homes revenues increased 22.0% as compared to the same period of the prior year. This increase in revenues was due both to an increase in the volume of deliveries, which was a result of increased community count, and an increase in average price per home, which was a result of geographic and community mix of our deliveries. We also experienced price increases in a limited number of our individual communities. Active selling communities increased from 193 at January 31, 2014 to 199 at January 31, 2015, and net contracts increased 20.8% for the three months ended January 31, 2015, compared to the same period of the prior year. Net contracts per average active selling community increased to 6.6 for the three months ended January 31, 2015 compared to 5.7 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 16.6% for the three months ended January 31, 2014, to 14.5% for the three months ended January 31, 2015. These positive operating improvements were partially offset by a slight decline in our gross margin percentage, before cost of sales interest expense and land charges, from 18.8% for the three months ended January 31, 2014 to 18.2% for the three months ended January 31, 2015.

When comparing sequentially from the fourth quarter of fiscal 2014 to the first quarter of fiscal 2015, our gross margin percentage, before cost of sales interest expense and land charges, decreased from 19.3% to 18.2% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues increased from 9.3% to 14.5%, as compared to the fourth quarter of fiscal 2014. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues decreased from the fourth quarter of fiscal 2014 to the first quarter of fiscal 2015, selling, general and administrative costs as a percentage of total revenues increased. The decrease in gross margin percentage resulted primarily from the delivery volume decrease.

Notwithstanding declines in gross margin percentage, before cost of sales interest expense and land charges, based on the 7.6% increase of homes in backlog and the 8.1% increase of the dollar value of backlog at January 31, 2015 compared to October 31, 2014, as well as our expected increases in community count, we believe that we are well-positioned for stronger results as the fiscal year progresses, primarily in the latter half of the year. However, several challenges, such as economic weakness and uncertainty, declining oil prices (which may affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Our improved net contracts and deliveries during the three months ended January 31, 2015, compared to the same period in the prior year, are encouraging indicators that the housing market will grow in 2015. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, despite these market indicators given recent our uneven operating performance, we may continue to experience mixed results across our operating markets.

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the first quarter of fiscal 2015, we opened for sale 20 new communities and closed 22 communities, resulting in a net decrease of two communities from 201 communities at October 31, 2014 to 199 communities at January 31, 2015. In addition, during the first quarter of fiscal 2015, we put under option or acquired approximately 1,500 lots in 43 wholly owned communities and walked away from 1,700 lots in 27 wholly owned communities. Homebuilding selling, general and administrative expenses increased $3.7 million from $44.0 million for the first quarter of fiscal 2014 to $47.6 million for the first quarter of fiscal 2015. This increase was primarily due to higher sales compensation, increased advertising costs and increased architectural expense, all related to recent and expected future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Corporate general and administrative expenses as a percentage of total revenue decreased to 3.8% for the first quarter of fiscal 2015 from 4.5% for the first quarter of fiscal 2014. Given the persistence of difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate revenue from our expected increased community count, we expect to be able to leverage these costs.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2014, our most critical accounting policies relate to revenue recognition from mortgage loans; inventories; land options; unconsolidated joint ventures; post-development completion, warranty and insurance reserves; and deferred income taxes. Since October 31, 2014, there have been no significant changes to those critical accounting policies.

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

Our homebuilding cash balance at January 31, 2015 increased by $14.2 million from October 31, 2014. During the period, we spent $226.3 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $195.6 million of cash. During the first quarter of fiscal 2015, we also used $11.4 million of cash for investing activities, primarily to fund certain of our joint ventures. Cash provided by financing activities was $218.4 million, which included proceeds from the issuance of $250 million of senior unsecured notes in the first quarter of fiscal 2015. Cash used in financing activities in the first quarter of fiscal 2015 included the use of excess cash on hand to repay certain of our non-recourse mortgages, model sale leasebacks and land banking arrangements. We intend to continue to use these financings and programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2015 and 2014 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, model sale leasebacks, land banking deals, financial service revenues and other revenues. We believe that these sources of cash together with our $75 million unsecured revolving credit facility will be sufficient through fiscal 2015 to finance our working capital requirements and other needs, and enable us to add new communities to grow our homebuilding operations.

 Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2015, as a result of the new land purchases and land development, we have used cash in operations as we have added new communities. Looking forward, given the unstable housing market, we anticipate that it will continue to be difficult to generate positive cash flow from operations until we sustain higher levels of profitability for our full fiscal years. However, we plan to continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to higher levels of sustained profitability, including through land acquisitions.

 In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian: (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2015 and October 31, 2014, there were no borrowings and $24.0 million and $26.5 million, respectively, of letters of credit outstanding under the Credit Facility. As of January 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $4.6 million and $5.5 million letters of credit outstanding at January 31, 2015 and October 31, 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2015 and October 31, 2014, the amount of cash collateral in these segregated accounts was $5.1 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 30, 2015, is a short-term borrowing facility that provides up to $50.0 million through January 30, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.17% at January 31, 2015, plus the applicable margin of 2.75%. Therefore, at January 31, 2015, the interest rate was 2.92%. As of January 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $46.0 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on May 27, 2014 to extend the maturity date to May 26, 2015, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the takeout investor, type of loan and the number of days on the warehouse line. There were no outstanding borrowings under the Customers Master Repurchase Agreement as of January 31, 2015, however, as of October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.4 million.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was last amended on November 17, 2014, that is a short-term borrowing facility that provides up to $50.0 million through October 27, 2015. The facility also provides an additional $30.0 million which can be used between 10 calendar days prior to the end of a fiscal quarter through the 45th calendar day after a fiscal quarter end; provided that the amount outstanding may not exceed $50.0 million outside of this date range. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.46% at January 31, 2015, plus the applicable margin ranging from 2.25% to 2.75% based on the takeout investor, type of loan and the number of days outstanding. There were no outstanding borrowings under the Credit Suisse Master Repurchase Agreement as of January 31, 2015, however, as of October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $19.7 million.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 30, 2014 to extend the maturity date to December 29, 2015, that is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.625%. As of January 31, 2015 and October 31, 2014, the interest rate was 2.875% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $22.8 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of January 31, 2015, we had an aggregate of $992.0 million of outstanding senior secured notes ($980.3 million, net of discount), an aggregate of $841.1 million of outstanding senior notes ($840.7 million, net of discount), $15.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 12 to the Condensed Consolidated Financial Statements) and $71.0 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 12 to the Condensed Consolidated Financial Statements). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable outstanding at January 31, 2015 (see Note 21 to the Condensed Consolidated Financial Statements). In addition, the 2021 Notes (defined below) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2015 (see Note 21). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 to the Condensed Consolidated Financial Statements), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in our debt instruments.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $738.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $233.6 million as of January 31, 2015, which included $5.1 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2015, the collateral securing the guarantees included (1) $40.8 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $131.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $69.2 million as of January 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principle amount of 7.0% Senior Notes due 2019, resulting in net proceeds of approximately $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016 with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014 which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and was included in the Condensed Consolidated Statement of Operations as “Loss on extinguishment of debt” in the second quarter of fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds were used for general corporate purposes. The notes will mature on November 1, 2019. The notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes to a redemption price equal to 100% of their principal amount.

Total inventory, excluding consolidated inventory not owned, increased $156.4 million during the three months ended January 31, 2015 from October 31, 2014. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $6.0 million, in the Mid-Atlantic by $24.7 million, in the Midwest by $5.6 million, in the Southeast by $41.6 million, in the Southwest by $25.1 million and in the West by $53.4 million. The increases were primarily attributable to new land purchases and land development during the quarter, partially offset by home deliveries. During the three months ended January 31, 2015, we had impairments in the amount of $0.9 million. We wrote-off costs in the amount of $1.3 million during the three months ended January 31, 2015 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2015 are expected to be closed during the next six months.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $18.8 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2014 to January 31, 2015 was primarily due to a decrease in the sale and leaseback of certain model homes during the period and a decrease in land banking transactions. We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2015, inventory of $64.4 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $59.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2015, inventory of $23.0 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $16.9 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2015, we had $2.7 million of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned - specific performance options,” with a corresponding liability of $2.7 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2015, we had mothballed land in 45 communities. The book value associated with these communities at January 31, 2015 was $104.2 million, which was net of impairment charges recorded in prior periods of $412.4 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2015, we did not mothball any new communities, or re-activate or sell any communities which were previously mothballed.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $0.3 million and $0.6 million, respectively, of our total inventories at January 31, 2015 and October 31, 2014, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The slight decrease in total home sites available at January 31, 2015 compared to October 31, 2014 is attributable to delivering homes and terminating certain option agreements offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2015:

Northeast	10	1,205	4,035	5,240
Mid-Atlantic	32	2,712	3,237	5,949
Midwest	41	3,284	866	4,150
Southeast	26	2,426	3,231	5,657
Southwest	81	4,780	1,856	6,636
West	9	1,128	4,919	6,047

Consolidated total	199	15,535	18,144	33,679

Unconsolidated joint ventures	9	1,683	1,651	3,334

Total including unconsolidated joint ventures	208	17,218	19,795	37,013

Owned		10,179	8,419	18,598
Optioned		5,110	9,725	14,835

Controlled lots		15,289	18,144	33,433

Construction to permanent financing lots		246	-	246

Consolidated total		15,535	18,144	33,679

Lots controlled by unconsolidated joint ventures		1,683	1,651	3,334

Total including unconsolidated joint ventures		17,218	19,795	37,013

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2014:

Northeast	10	1,219	4,074	5,293
Mid-Atlantic	34	2,742	3,207	5,949
Midwest	36	3,407	1,391	4,798
Southeast	24	1,737	4,721	6,458
Southwest	87	4,756	1,676	6,432
West	10	1,097	4,926	6,023

Consolidated total	201	14,958	19,995	34,953

Unconsolidated joint ventures	10	1,754	1,113	2,867

Total including unconsolidated joint ventures	211	16,712	21,108	37,820

Owned		9,139	8,581	17,720
Optioned		5,557	11,414	16,971

Controlled lots		14,696	19,995	34,691

Construction to permanent financing lots		262	-	262

Consolidated total		14,958	19,995	34,953

Lots controlled by unconsolidated joint ventures		1,754	1,113	2,867

Total including unconsolidated joint ventures		16,712	21,108	37,820

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase from October 31, 2014 to January 31, 2015 is due to an increase in models as we purchased back a number of models that had been previously sold to third parties and leased back.

	January 31, 2015			October 31, 2014

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	103	6	109	111	2	113
Mid-Atlantic	209	20	229	181	12	193
Midwest	71	16	87	59	13	72
Southeast	94	28	122	107	23	130
Southwest	393	32	425	413	6	419
West	45	2	47	65	1	66

Total	915	104	1,019	936	57	993

Started or completed unsold homes and models per active selling communities (1)	4.6	0.5	5.1	4.6	0.3	4.9

(1)

Active selling communities, (which are communities that are open for sale with ten or more home sites available) were 199 and 201 at January 31, 2015 and October 31, 2014, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Investments in and advances to unconsolidated joint ventures increased $9.5 million to $73.4 million at January 31, 2015 compared to October 31, 2014. The increase was primarily due to an investment in a new joint venture in the first quarter of fiscal 2015, along with an additional contribution to an existing joint venture during the period. As of January 31, 2015 and October 31, 2014, we had investments in ten and nine homebuilding joint ventures, respectively, and one land development joint venture as of both dates. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes increased $4.0 million from October 31, 2014 to $96.5 million at January 31, 2015. The increase was primarily due to an increase in refundable deposits during the period and receivables from our insurance carriers for certain warranty claims. When reserves for claims are recorded, the portion that is probable for recovery from insurance carriers is recorded as a receivable.

Prepaid expenses and other assets were as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2015	2014	Change

Prepaid insurance	$7,476	$3,378	$4,098
Prepaid project costs	34,002	32,186	1,816
Net rental properties	1,275	1,456	(181)
Other prepaids	36,009	32,184	3,825
Other assets	153	154	(1)
Total	$78,915	$69,358	$9,557

Prepaid insurance increased during the three months ended January 31, 2015 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase from October 31, 2014 to January 31, 2015 is associated with the opening of 20 new communities during the first quarter of fiscal 2015. Other prepaids increased $3.8 million during the period, primarily due to prepaid bond fees associated with our 8.0% Senior Notes due 2019 issued in the first quarter of fiscal 2015, partially offset by the amortization of existing prepaid bond fees.

Financial Services - Restricted cash and cash equivalents decreased $4.2 million to $12.0 million at January 31, 2015. The decrease was primarily related to a decrease in the volume and timing of home closings at the end of the first quarter of fiscal 2015 compared to the end of fiscal 2014.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $90.1 million and $92.1 million at January 31, 2015 and October 31, 2014, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The slight decrease in mortgage loans held for sale from October 31, 2014 is related to a decrease in the volume of loans originated during the first quarter of 2015 compared to the fourth quarter of 2014, partially offset by an increase in the average loan value.

Income taxes receivable increased $5.7 million to $290.2 million at January 31, 2015. The increase was primarily due to income taxes receivable, including net deferred tax benefits, recorded during the three months ended January 31, 2015.

Nonrecourse mortgages decreased to $100.6 million at January 31, 2015 from $103.9 million at October 31, 2014. The decrease was primarily due to the payment of existing mortgages, partially offset by new mortgages for communities in the Northeast, Mid-Atlantic, Midwest and Southeast obtained during the three months ended January 31, 2015.

Accounts payable and other liabilities are as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2015	2014	Change

Accounts payable	$102,882	$119,657	$(16,775)
Reserves	185,801	183,231	2,570
Accrued expenses	17,278	22,490	(5,212)
Accrued compensation	23,537	37,689	(14,152)
Other liabilities	7,562	7,809	(247)
Total	$337,060	$370,876	$(33,816)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. Reserves increased during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses was primarily due to decreases in accrued property tax, along with the amortization of abandoned lease space accruals. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2014 bonuses during the first quarter of 2015, only partially offset by the accrual of the first quarter fiscal 2015 bonuses.

Liabilities from inventory not owned decreased $13.7 million to $78.7 million at January 31, 2015. The decrease was primarily due to a decrease in both the sale and leaseback of certain model homes and in land banking transactions accounted for as financing transactions during the period as described above.

Financial Services - Accounts payable and other liabilities decreased $4.4 million to $17.9 million at January 31, 2015. The decrease was primarily related to the decrease in Financial Services restricted cash during the period, due to a decrease in the volume and timing of home closings during the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Financial Services - Mortgage warehouse lines of credit decreased $8.1 million from $76.9 million at October 31, 2014, to $68.8 million at January 31, 2015. The decrease correlates to the decrease in the volume of mortgage loans held for sale during the period and the use of cash on hand to temporarily fund mortgages in lieu of drawing upon the warehouse lines of credit for funding.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2015 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2014

Total revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2015	January 31, 2014	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$433,471	$355,181	$78,290	22.0%
Land sales and other revenues	1,121	773	348	45.0%
Financial services	11,122	8,094	3,028	37.4%

Total revenues	$445,714	$364,048	$81,666	22.4%

Homebuilding

For the three months ended January 31, 2015, sale of homes revenues increased $78.3 million, or 22.0%, as compared to the same period of the prior year. This increase was due to the 10.0% increase in the average price per home and the number of home deliveries increasing 10.9% for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The average price per home increased to $377,259 in the three months ended January 31, 2015 from $342,838 in the three months ended January 31, 2014. The fluctuations in average prices were a result of the geographic and community mix of our deliveries, as well as price increases in a limited number of our individual communities. Our ability to raise prices during the first quarter of fiscal 2015 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain of our communities. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2015	2014	% Change

Northeast:
Dollars	$50,642	$53,133	(4.7)%
Homes	96	106	(9.4)%

Mid-Atlantic:
Dollars	$80,911	$60,350	34.1%
Homes	191	125	52.8%

Midwest:
Dollars	$64,410	$43,739	47.3%
Homes	203	169	20.1%

Southeast:
Dollars	$37,784	$39,128	(3.4)%
Homes	121	131	(7.6)%

Southwest:
Dollars	$166,609	$128,085	30.1%
Homes	477	441	8.2%

West:
Dollars	$33,115	$30,746	7.7%
Homes	61	64	(4.7)%

Consolidated total:
Dollars	$433,471	$355,181	22.0%
Homes	1,149	1,036	10.9%

Unconsolidated joint ventures
Dollars	$27,578	$44,576	(38.1)%
Homes	71	102	(30.4)%

Totals:
Housing revenues	$461,049	$399,757	15.3%
Homes delivered	1,220	1,138	7.2%

As discussed above, the overall increase in housing revenues during the three months ended January 31, 2015 as compared to the same period of the prior year was attributed to an increase in deliveries and average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2015	2014	2015	2014

Northeast:
Dollars	$56,753	$52,038	$79,438	$103,911
Homes	107	101	157	215

Mid-Atlantic:
Dollars	$102,109	$70,897	$210,121	$151,714
Homes	211	140	391	286

Midwest:
Dollars	$70,981	$48,391	$195,167	$155,369
Homes	208	168	670	604

Southeast:
Dollars	$52,290	$34,218	$95,577	$93,746
Homes	173	112	284	289

Southwest:
Dollars	$193,584	$158,084	$322,294	$246,366
Homes	538	503	831	739

West:
Dollars	$27,440	$44,390	$22,936	$64,170
Homes	82	68	66	90

Consolidated total:
Dollars	$503,157	$408,018	$925,533	$815,276
Homes	1,319	1,092	2,399	2,223

Unconsolidated joint ventures:
Dollars	$18,081	$47,768	$39,626	$89,128
Homes	47	110	88	233

Totals:
Dollars	$521,238	$455,786	$965,159	$904,404
Homes	1,366	1,202	2,487	2,456

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2015, our open for sale community count decreased to 199 from 201 at October 31, 2014, which is the net result of opening 20 new communities and closing 22 communities since the beginning of fiscal 2015. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments, due to better market conditions in the first quarter of fiscal 2015 as compared to the same period in the prior year. Net contracts per average active selling community for the three months ended January 31, 2015 was 6.6 compared to 5.7 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2015	2014	2013	2012	2011

First	16%	18%	16%	21%	22%
Second		17%	15%	16%	20%
Third		22%	17%	20%	18%
Fourth		22%	23%	23%	21%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2015	2014	2013	2012	2011

First	11%	11%	12%	18%	18%
Second		17%	15%	21%	22%
Third		13%	12%	18%	20%
Fourth		14%	14%	18%	18%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2015	2014

Sale of homes	$433,471	$355,181

Cost of sales, net of impairment reversals and excluding interest	354,379	288,525

Homebuilding gross margin, before cost of sales interest expense and land charges	79,092	66,656

Cost of sales interest expense, excluding land sales interest expense	11,299	9,466

Homebuilding gross margin, after cost of sales interest expense, before land charges	67,793	57,190

Land charges	2,230	664

Homebuilding gross margin, after cost of sales interest expense and land charges	$65,563	$56,526

Gross margin percentage, before cost of sales interest expense and land charges	18.2%	18.8%

Gross margin percentage, after cost of sales interest expense, before land charges	15.6%	16.1%

Gross margin percentage, after cost of sales interest expense and land charges	15.1%	15.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2015	2014

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.7%	69.8%
Commissions	3.5%	3.4%
Financing concessions	1.4%	1.3%
Overheads	6.2%	6.7%
Total cost of sales, before interest expense and land charges	81.8%	81.2%
Gross margin percentage, before cost of sales interest expense and land charges	18.2%	18.8%

Cost of sales interest	2.6%	2.7%
Gross margin percentage, after cost of sales interest expense and before land charges	15.6%	16.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land impairment and option write off charges, decreased to 18.2% during the three months ended January 31, 2015 compared to 18.8% for the same period last year. The decrease in gross margin percentage was primarily due to increased incentives on started unsold homes in response to competitive pricing pressures in the first quarter of fiscal 2015 compared to the same period of the prior year. For the three months ended January 31, 2015 and 2014, gross margin was favorably impacted by the reversal of prior period inventory impairments of $6.6 million and $8.5 million, respectively, which represented 1.5% and 2.4%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $2.2 million and $0.7 million during the three months ended January 31, 2015 and 2014, respectively, to their estimated fair value. During the three months ended January 31, 2015, we wrote-off residential land options and approval and engineering costs amounting to $1.3 million compared to $0.7 million for the three months ended January 31, 2014, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Midwest, Southeast, Southwest and West segments in the first quarter of fiscal 2015, and in our Northeast, Mid-Atlantic, Southeast and Southwest segments in the first quarter of fiscal 2014. We recorded $0.9 million of inventory impairments in the Southeast segment during the three months ended January 31, 2015 and recorded no inventory impairments during the three months ended January 31, 2014. It is difficult to predict if impairment levels will remain low and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
(In thousands)	2015	2014

Land and lot sales	$514	$430
Cost of sales, net of impairment reversals and excluding interest	433	362
Land and lot sales gross margin, excluding interest	81	68
Land sales interest expense	19	24
Land and lot sales gross margin, including interest	$62	$44

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two land sales in the first quarter of fiscal 2015 compared to one in the same period of the prior year, resulting in an increase of $0.1 million in land sales revenues.

Land sales and other revenues increased $0.3 million for the three months ended January 31, 2015 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three months ended January 31, 2015, compared to the three months ended January 31, 2014, there were minor increases in other revenue.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $3.7 million to $47.6 million for the three months ended January 31, 2015 compared to the same period last year. This increase was primarily due to higher sales compensation, increased advertising costs and increased architectural expense, all related to recent and expected future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. However, these expenses increased at a slower rate than the increase in revenues, therefore, SGA expenses as a percentage of homebuilding revenues improved to 11.0% for the three months ended January 31, 2015 compared to 12.4% for the three months ended January 31, 2014.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2015	2014	Variance	Variance %

Northeast
Homebuilding revenue	$50,730	$53,253	$(2,523)	(4.7)%
Loss before income taxes	$(3,153)	$(6,061)	$2,908	48.0%
Homes delivered	96	106	(10)	(9.4)%
Average sales price	$527,514	$501,252	$26,262	5.2%

Mid-Atlantic
Homebuilding revenue	$81,185	$60,520	$20,665	34.1%
Income before income taxes	$5,177	$1,913	$3,264	170.6%
Homes delivered	191	125	66	52.8%
Average sales price	$423,620	$482,803	$(59,183)	(12.3)%

Midwest
Homebuilding revenue	$64,439	$43,758	$20,681	47.3%
Income before income taxes	$3,711	$2,355	$1,356	57.6%
Homes delivered	203	169	34	20.1%
Average sales price	$317,290	$258,810	$58,480	22.6%

Southeast
Homebuilding revenue	$37,894	$39,141	$(1,247)	(3.2)%
(Loss) income before income taxes	$(1,156)	$1,431	$(2,587)	(180.8)%
Homes delivered	121	131	(10)	(7.6)%
Average sales price	$312,264	$298,687	$13,577	4.5%

Southwest
Homebuilding revenue	$167,187	$128,577	$38,610	30.0%
Income before income taxes	$11,325	$10,405	$920	8.8%
Homes delivered	477	441	36	8.2%
Average sales price	$349,286	$290,440	$58,846	20.3%

West
Homebuilding revenue	$33,193	$30,750	$2,443	7.9%
Loss before income taxes	$(2,373)	$(359)	$(2,014)	(561.0)%
Homes delivered	61	64	(3)	(4.7)%
Average sales price	$542,866	$480,408	$62,458	13.0%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 4.7% for the three months ended January 31, 2015 compared to the same period of the prior year. The decrease for the three months ended January 31, 2015 was attributed to a 9.4% decrease in homes delivered, partially offset by a 5.2% increase in average sales price due to the mix of communities delivering in the three months ended January 31, 2015 compared to the same period of fiscal 2014.

Loss before income taxes decreased $2.9 million compared to the prior year to a loss of $3.2 million for the three months ended January 31, 2015. This decrease was mainly due to the slight increase in gross margin percentage before interest expense along with a $1.7 million decrease in selling, general and administrative costs for the three months ended January 31, 2015.

Mid-Atlantic - Homebuilding revenues increased 34.1% for the three months ended January 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 52.8% increase in homes delivered for the three months ended January 31, 2015, partially offset by the 12.3% decrease in average sales price due to the mix of communities delivering in the three months ended January 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes increased $3.3 million compared to the prior year to $5.2 million for the three months ended January 31, 2015 due primarily to the increase in homebuilding revenues discussed above. Gross margin percentage before interest expense also increased slightly for the three months ended January 31, 2015.

Midwest - Homebuilding revenues increased 47.3% for the three months ended January 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 20.1% increase in homes delivered and a 22.6% increase in average sales price for the three months ended January 31, 2015. The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes increased $1.4 million to $3.7 million for the three months ended January 31, 2015. The increase in the income for the three months ended January 31, 2015 was primarily due to the increase in homebuilding revenue discussed above for the period.

Southeast - Homebuilding revenues decreased 3.2% for the three months ended January 31, 2015 compared to the same period in the prior year. The decrease for the three months ended January 31, 2015 was attributed to the 7.6% decrease in homes delivered, partially offset by a 4.5% increase in average sales price. The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended January 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes decreased $2.6 million to a loss of $1.2 million for the three months ended January 31, 2015 primarily due to the decrease in homebuilding revenues discussed above and an increase in selling, general and administrative costs of $0.9 million and a $1.2 million increase in inventory impairments and land option write-offs.

Southwest - Homebuilding revenues increased 30.0% for the three months ended January 31, 2015 compared to the same period in the prior year. The increase was primarily due to an 8.2% increase in homes delivered for the three months ended January 31, 2015, as well as a 20.3% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended January 31, 2015 compared to the same period in fiscal 2014.

Income before income taxes increased $0.9 million to $11.3 million for the three months ended January 31, 2015.  The increase was primarily due to the increase in homebuilding revenue discussed above for the three months ended January 31, 2015 compared to the same period of the prior year.

West - Homebuilding revenues increased 7.9% for the three months ended January 31, 2015 compared to the same period in the prior year. The increase for the three months ended January 31, 2015 was attributed to a 13.0% increase in average sales price which was the result of the different mix of communities delivering in the three months ended January 31, 2015 compared to the same period in fiscal 2014. This increase was partially offset by a 4.7% decrease in homes delivered which was the result of the decrease in the number of active selling communities in the West.

Loss before income taxes increased $2.0 million to a loss of $2.4 million for the three months ended January 31, 2015. The increased loss for the three months ended January 31, 2015 was primarily due to a decrease in gross margin percentage before interest expense and a $1.3 million decrease in income from unconsolidated joint ventures for the three months ended January 31, 2015 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2015 and 2014, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 29.9% and 31.8%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first quarter of fiscal 2014 to the first quarter of fiscal 2015, our conforming conventional loan originations as a percentage of our total loans increased from 65.3% to 68.4% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2015, financial services provided a $3.8 million pretax profit compared to $1.4 million of pretax profit for the same period of fiscal 2014.  Revenues were up 37.4% for the first quarter of fiscal 2015 from the first quarter of fiscal 2014 and costs were also up 9.7% for such period. The increase in revenues was attributable to the increase in the average price of loans settled for the three months ended January 31, 2015 compared to the same period in the prior year, despite a small decrease in the number of mortgage settlements. The increase in costs was attributed to the increase in the number of loans originated for the period. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 71.0% and 67.2% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2015 and 2014, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased slightly to $16.9 million for the three months ended January 31, 2015 compared to $16.4 million for the three months ended January 31, 2014, primarily due to an increase in total compensation as a result of an increase in headcount.

Other Interest

Other interest increased $1.7 million for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase was attributed to the increase in interest incurred as a result of higher debt balances, thus more interest was required to be directly expensed, partially offset by the reduction in directly expensed interest as our assets that qualify for interest capitalization increased with the increase in inventory in the three months ended January 31, 2015.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees and noncontrolling interest relating to consolidated joint ventures. Other operations was relatively flat increasing $0.4 million to $1.5 million for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The increase was mainly attributed to increased prepaid bond fees amortization as a result of additional debt issuances.

Income From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1.5 million for the three months ended January 31, 2015, compared to $2.6 million for the three months ended January 31, 2014. The decrease in income was mainly due to fewer deliveries at certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun delivering homes.

Total Taxes

The total income tax benefit of $5.3 million recognized for the three months ended January 31, 2015 was primarily due to deferred taxes offset by state tax expenses and state tax reserves for uncertain state tax positions. The total income tax expense of $0.6 million recognized for the three months ended January 31, 2014 was primarily due to state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2014, and again at January 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as cumulative positive earnings over the last 33 months and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, gross margin, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of January 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two fiscal years of sustained operating profitability, outweighed the existing negative evidence and because of our current backlog, we expect to be in a three year cumulative income position in fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is not necessary. This analysis resulted in a partial reversal equal to $285.1 million of our valuation allowance against DTAs at October 31, 2014, leaving a remaining valuation allowance of $642.0 million at October 31, 2014. Our valuation allowance for deferred taxes amounted to $642.5 million at January 31, 2015.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.2% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of the sustained homebuilding downturn;
●	Adverse weather and other environmental conditions and natural disasters;
●	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Changes in market conditions and seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots;
●	Shortages in, and price fluctuations of, raw materials and labor;
●

Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Availability of financing to the Company;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of January 31, 2015, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2015 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	FV at 1/31/15

Long term debt(1):
Fixed rate	$164,467	$265,194	$127,593	$75,259	$151,536	$1,252,064	$2,036,113	$2,013,001
Weighted average interest rate	7.65%	6.75%	8.72%	6.23%	7.02%	7.27%	7.26%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75 million revolving Credit Facility under which there were no borrowings outstanding and $24.0 million of letters of credit issued as of January 31, 2015. See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2015. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2015. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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

Indenture dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019. (7)

10(a)*	Form of Letter Agreement Relating to the Change in Control Severance Protection Agreement entered into with each of Brad G. O’Connor and David G. Valiaveedan.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2015 and October 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 11, 2015.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on November 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 12, 2015
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 12, 2015
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller