Form 10-Q
period 2015-07-31
HOVNANIAN ENTERPRISES INC
filed 2015-09-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 131,532,118 shares of Class A Common Stock and 14,985,099 shares of Class B Common Stock were outstanding as of September 3, 2015.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2015	October 31, 2014
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$207,302	$255,117
Restricted cash and cash equivalents	9,772	13,086
Inventories:
Sold and unsold homes and lots under development	1,294,033	961,994
Land and land options held for future development or sale	209,101	273,463
Consolidated inventory not owned:
Specific performance options	-	3,479
Other options	109,355	105,374
Total consolidated inventory not owned	109,355	108,853
Total inventories	1,612,489	1,344,310
Investments in and advances to unconsolidated joint ventures	66,535	63,883
Receivables, deposits and notes, net	87,059	92,546
Property, plant and equipment, net	45,839	46,744
Prepaid expenses and other assets	80,468	69,358
Total homebuilding	2,109,464	1,885,044

Financial services:
Cash and cash equivalents	6,635	6,781
Restricted cash and cash equivalents	16,647	16,236
Mortgage loans held for sale at fair value	110,670	95,338
Other assets	2,138	1,988
Total financial services	136,090	120,343
Income taxes receivable – including net deferred tax benefits	303,790	284,543
Total assets	$2,549,344	$2,289,930

(1)  Derived from the audited balance sheet as of October 31, 2014.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	July 31, 2015	October 31, 2014
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages	$133,380	$103,908
Accounts payable and other liabilities	354,128	370,876
Customers’ deposits	47,299	34,969
Nonrecourse mortgages secured by operating properties	15,796	16,619
Liabilities from inventory not owned	98,406	92,381
Total homebuilding	649,009	618,753

Financial services:
Accounts payable and other liabilities	24,996	22,278
Mortgage warehouse lines of credit	88,554	76,919
Total financial services	113,550	99,197

Notes payable:
Senior secured notes, net of discount	980,988	979,935
Senior notes, net of discount	841,056	590,472
Senior amortizing notes	12,811	17,049
Senior exchangeable notes	72,838	70,101
Accrued interest	30,599	32,222
Total notes payable	1,938,292	1,689,779

Total liabilities	2,700,851	2,407,729

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2015 and at October 31, 2014	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,292,881 shares at July 31, 2015 and 142,836,563 shares at October 31, 2014 (including 11,760,763 shares at July 31, 2015 and October 31, 2014 held in Treasury)	1,433	1,428
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,676,847 shares at July 31, 2015 and 15,497,543 shares at October 31, 2014 (including 691,748 shares at July 31, 2015 and October 31, 2014 held in Treasury)	157	155
Paid in capital – common stock	705,847	697,943
Accumulated deficit	(878,883)	(837,264)
Treasury stock – at cost	(115,360)	(115,360)
Total stockholders’ equity deficit	(151,507)	(117,799)
Total liabilities and equity	$2,549,344	$2,289,930

(1)  Derived from the audited balance sheet as of October 31, 2014.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Homebuilding:
Sale of homes	$526,156	$538,007	$1,414,799	$1,331,490
Land sales and other revenues	97	1,896	2,538	4,884
Total homebuilding	526,253	539,903	1,417,337	1,336,374
Financial services	14,360	11,106	37,939	28,612
Total revenues	540,613	551,009	1,455,276	1,364,986

Expenses:
Homebuilding:
Cost of sales, excluding interest	432,625	424,145	1,169,576	1,063,465
Cost of sales interest	16,323	15,827	39,654	37,724
Inventory impairment loss and land option write-offs	1,077	741	7,618	1,927
Total cost of sales	450,025	440,713	1,216,848	1,103,116
Selling, general and administrative	51,998	51,150	152,258	142,918
Total homebuilding expenses	502,023	491,863	1,369,106	1,246,034

Financial services	8,244	7,212	23,069	20,591
Corporate general and administrative	15,874	15,804	49,275	46,837
Other interest	22,493	19,880	70,594	66,685
Other operations	1,532	1,089	4,864	3,349
Total expenses	550,166	535,848	1,516,908	1,383,496
Loss on extinguishment of debt	-	-	-	(1,155)
(Loss) income from unconsolidated joint ventures	(448)	211	2,470	3,849
(Loss) income before income taxes	(10,001)	15,372	(59,162)	(15,816)
State and federal income tax (benefit) provision:
State	999	247	3,717	1,484
Federal	(3,316)	(1,980)	(21,260)	(1,980)
Total income taxes	(2,317)	(1,733)	(17,543)	(496)
Net (loss) income	$(7,684)	$17,105	$(41,619)	$(15,320)

Per share data:
Basic:
(Loss) income per common share	$(0.05)	$0.11	$(0.28)	$(0.10)
Weighted-average number of common shares outstanding	147,010	146,365	146,846	146,223
Assuming dilution:
(Loss) income per common share	$(0.05)	$0.11	$(0.28)	$(0.10)
Weighted-average number of common shares outstanding	147,010	162,278	146,846	146,223

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2014	131,075,800	$1,428	14,805,795	$155	5,600	$135,299	$697,943	$(837,264)	$(115,360)	$(117,799)

Stock options, amortization and issuances	18,125						1,986			1,986

Restricted stock amortization, issuances and forfeitures	438,093	5	179,404	2			5,918			5,925

Conversion of Class B to Class A Common Stock	100		(100)							-

Net loss								(41,619)		(41,619)

Balance, July 31, 2015	131,532,118	$1,433	14,985,099	$157	5,600	$135,299	$705,847	$(878,883)	$(115,360)	$(151,507)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(41,619)	$(15,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,553	2,571
Compensation from stock options and awards	9,205	7,786
Amortization of bond discounts and deferred financing costs	8,883	7,591
Gain on sale and retirement of property and assets	(689)	(329)
Income from unconsolidated joint ventures	(2,470)	(3,849)
Distributions of earnings from unconsolidated joint ventures	6,098	1,140
Loss on extinguishment of debt	-	1,155
Inventory impairment and land option write-offs	7,618	1,927
Deferred income tax benefit	(18,498)	-
(Increase) decrease in assets:
Mortgage loans held for sale at fair value	(15,332)	36,780
Restricted cash, receivables, prepaids, deposits and other assets	(4,505)	(9,450)
Inventories	(275,797)	(299,320)
(Decrease) increase in liabilities:
State income tax payable	(749)	(590)
Customers’ deposits	12,330	10,022
Accounts payable, accrued interest and other accrued liabilities	(19,708)	343
Net cash used in operating activities	(332,680)	(259,543)
Cash flows from investing activities:
Proceeds from sale of property and assets	1,143	346
Purchase of property, equipment and other fixed assets and acquisitions	(1,653)	(1,985)
Decrease in restricted cash related to mortgage company	1,466	471
Investments in and advances to unconsolidated joint ventures	(17,001)	(15,356)
Distributions of capital from unconsolidated joint ventures	10,721	7,209
Net cash used in investing activities	(5,324)	(9,315)
Cash flows from financing activities:
Proceeds from mortgages and notes	120,521	104,508
Payments related to mortgages and notes	(89,736)	(69,854)
Proceeds from model sale leaseback financing programs	32,507	37,778
Payments related to model sale leaseback financing programs	(12,743)	(13,960)
Proceeds from land bank financing programs	10,061	20,762
Payments related to land bank financing programs	(20,437)	(33,284)
Proceeds from senior notes	250,000	150,000
Payments related to senior notes	-	(22,593)
Net proceeds (payments) related to mortgage warehouse lines of credit	11,635	(37,700)
Deferred financing costs from land bank financing programs and note issuances	(7,527)	(6,322)
Principal payments and debt repurchases	(4,238)	(5,960)
Net cash provided by financing activities	290,043	123,375
Net decrease in cash and cash equivalents	(47,961)	(145,483)
Cash and cash equivalents balance, beginning of period	261,898	329,204
Cash and cash equivalents balance, end of period	$213,937	$183,721

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2015	2014
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$73,553	$69,443
Income taxes	$1,703	$83

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

For the three and nine months ended July 31, 2015, the Company’s total stock-based compensation expense was $2.5 million and $9.2 million ($2.0 million and $6.4 million net of tax), respectively, and $2.7 million and $7.7 million for the three and nine months ended July 31, 2014, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.5 million and $1.9 million for the three and nine months ended July 31, 2015, respectively, and $1.0 million and $3.0 million for the three and nine months ended July 31, 2014, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2015	2014	2015	2014

Interest capitalized at beginning of period	$119,901	$107,992	$109,158	$105,093
Plus interest incurred (1)	41,856	36,472	124,031	108,073
Less cost of sales interest expensed	16,323	15,827	39,654	37,724
Less other interest expensed (2)(3)	22,493	19,880	70,594	66,685
Interest capitalized at end of period (4)	$122,941	$108,757	$122,941	$108,757

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2015	2014	2015	2014
Other interest expensed	$22,493	$19,880	$70,594	$66,685
Interest paid by our mortgage and finance subsidiaries	618	379	1,294	1,524
Decrease in accrued interest	9,381	5,245	1,665	1,234
Cash paid for interest, net of capitalized interest	$32,492	$25,504	$73,553	$69,443

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2015, our discount rate used for the impairments recorded ranged from 17.5% to 19.8%. There was no discount rate used for the three months ended July 31, 2015, as no impairments were recorded during this period. For the three and nine months ended July 31, 2014, our discount rate used for the impairment recorded was 16.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2015, we evaluated inventories of all 522 communities under development and held for future development for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations for 17 of those communities (i.e., those with a projected operating loss or other impairment indicators) with an aggregate carrying value of $86.7 million. Of those communities tested for impairment, eight communities with an aggregate carrying value of $42.7 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we did not record any impairment losses for the three months ended July 31, 2015, but recorded impairment losses of $4.4 million in five communities, with a pre-impairment value of $16.7 million for the nine months ended July 31, 2015. For the three and nine months ended July 31, 2014, we recorded $0.1 million and $0.2 million, in one and two communities, respectively, with a pre-impairment value of $0.5 million and $0.7 million, respectively, which are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.1 million and $0.6 million for the three months ended July 31, 2015 and 2014, respectively, and $3.2 million and $1.7 million for the nine months ended July 31, 2015 and 2014, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2015 and 2014 were 1,035 and 1,165, respectively, and 3,190 and 3,595 during the nine months ended July 31, 2015 and 2014, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the nine months ended July 31, 2015, we did not mothball any new communities, or sell any mothballed communities, but re-activated 14 communities which were previously mothballed. As of July 31, 2015, the net book value associated with our 31 total mothballed communities was $99.9 million, which was net of impairment charges recorded in prior periods of $334.5 million.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2015, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2015, inventory of $90.2 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $84.7 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2015, inventory of $19.2 million was recorded as “Consolidated inventory not owned – other options,” with a corresponding amount of $13.7 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2015 and October 31, 2014, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2015, we had total cash and letters of credit deposits amounting to $90.0 million to purchase land and lots with a total purchase price of $1.4 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the nine months ended July 31, 2015 and 2014, we received $2.2 million and $1.7 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2015 and 2014, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2015 and 2014 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2015 and 2014 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2015	2014	2015	2014

Balance, beginning of period	$161,307	$134,865	$178,008	$131,028
Additions – Selling, general and administrative	4,162	4,659	13,742	13,710
Additions – Cost of sales	2,905	3,574	11,721	7,702
Charges incurred during the period	(5,796)	(3,683)	(40,893)	(13,025)
Changes to pre-existing reserves	-	(4,220)	-	(4,220)
Balance, end of period	$162,578	$135,195	$162,578	$135,195

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.4 million and $1.0 million for the three months ended July 31, 2015 and 2014, respectively, and $18.7 million and $5.2 million for the nine months ended July 31, 2015 and 2014, respectively, for prior year deliveries. During fiscal year 2015 we settled the D’Andrea class action suit with the majority of the settlement being paid by our insurance carriers. See Note 7 below.

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

The Company is presently involved in a dispute with XL, its insurance carrier for the fiscal year ended October 31, 2006 through the fiscal year ended October 31, 2010, regarding coverage issues pertaining to the fiscal year 2006 insurance policy. Specifically, XL maintains that the Company has not yet satisfied its aggregate retention of $21 million for fiscal 2006 and therefore the Company’s submitted claims to date in excess of the aggregate retention for the fiscal year ended October 31, 2006 are not reimbursable by XL under the policy terms. At this time, the Company has not met the aggregate retention for any of the other policy years. The Company has provided XL with detailed information to support its position that the fiscal year 2006 aggregate retention has been exceeded by more than $30 million; however, XL is disputing the Company’s interpretation of certain definitions within the policy and is therefore denying coverage. We and XL have not been successful in our discussions to resolve the matter, and the Company filed a Notice of Claim on November 26, 2014 with an arbitration panel, appointed by the Company and XL, in London to begin arbitration proceedings. In mid-2015, discovery commenced for both parties with documentation exchanged and motions heard with the arbitration panel. In June 2015, XL and the Company agreed to a two day mediation, which was held in September 2015 in London. We and XL continue to consider each other’s positions but at this time a resolution has not been reached. If a resolution is not reached, we will proceed with arbitration in January 2016. Due to the uncertainty of the outcome of the mediation and the arbitration process, the Company cannot provide any assurance that this matter will not have a material impact on the Company or that other policy years may be similarly disputed in the event that the aggregate retention for those policy years is reached.

8.	Restricted Cash and Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2015 and October 31, 2014, $14.3 million and $15.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximated fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $26.4 million and $29.3 million as of July 31, 2015 and October 31, 2014, respectively, which included cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance were homebuilding and financial services customers’ deposits of $7.2 million and $16.6 million at July 31, 2015, respectively, and $7.5 million and $15.8 million as of October 31, 2014, respectively, which are restricted from use by us.

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

At July 31, 2015 and October 31, 2014, $96.1 million and $78.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of July 31, 2015 and 2014, we had reserves specifically for 131 and 200 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2015 and 2014 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2015	2014	2015	2014

Loan origination reserves, beginning of period	$7,942	$11,057	$7,352	$11,036
Provisions for losses during the period	39	1,899	168	2,766
Adjustments to pre-existing provisions for losses from changes in estimates	(30)	(1,682)	431	(2,304)
Payments/settlements	-	-	-	(224)
Loan origination reserves, end of period	$7,951	$11,274	$7,951	$11,274

10.	Mortgage and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $133.4 million and $103.9 million at July 31, 2015 and October 31, 2014, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of approximately $366.9 million and $220.1 million, respectively. The weighted-average interest rate on these obligations was 5.0% at both July 31, 2015 and October 31, 2014, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $15.8 million and $16.6 million at July 31, 2015 and October 31, 2014, respectively. These loans had a weighted-average interest rate of 8.7% and 7.0% at July 31, 2015 and October 31, 2014, respectively. As of July 31, 2015, these loans had installment obligations with annual principal maturities in the years ending October 31 of approximately: $0.3 million in 2015, $1.2 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019 and $10.1 million after 2019.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of both July 31, 2015 and October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility. As of July 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.6 million and $5.5 million letters of credit outstanding at July 31, 2015 and October 31, 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2015 and October 31, 2014, the amount of cash collateral in these segregated accounts was $2.6 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2015, is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19% at July 31, 2015, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $17.9 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 19, 2015 to extend the maturity date to February 18, 2016, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $25.6 million and $20.4 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on July 31, 2015, that is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.56% at July 31, 2015, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $25.4 million and $19.7 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 29, 2015 to extend the maturity date to June 28, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of July 31, 2015 and October 31, 2014, the interest rate was 2.75% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $19.6 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of July 31, 2015 and October 31, 2014, were as follows:

(In thousands)	July 31, 2015	October 31, 2014
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,136	53,129
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	130,852	129,806
Total Senior Secured Notes	$980,988	$979,935
Senior Notes:
11.875% Senior Notes due October 15, 2015 (net of discount)	60,737	60,414
6.25% Senior Notes due January 15, 2016 (net of discount)	172,744	172,483
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	-
Total Senior Notes	$841,056	$590,472
11.0% Senior Amortizing Notes due December 1, 2017	$12,811	$17,049
Senior Exchangeable Notes due December 1, 2017	$72,838	$70,101

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2015 (see Note 21). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $799.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $166.4 million as of July 31, 2015, which included $2.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2015, the collateral securing the guarantees included (1) $43.5 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $147.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $63.5 million as of July 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds were used for general corporate purposes. The notes will mature on November 1, 2019. The notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes at a redemption price equal to 100% of their principal amount.

We have $60.8 million of 11.875% Senior Notes due on October 15, 2015 and $172.7 million of 6.25% Senior Notes due on January 15, 2016. While our preference is to refinance these near term maturities as they come due, in light of the cost of capital currently available to companies with comparable credit ratings, we may not be able to refinance these obligations at an attractive rate. In this situation, as an alternative to refinancing, we have a number of means to provide sufficient liquidity to enable us to pay these bonds at maturity while continuing to execute our strategic objectives, which include growing our company. Such means include: additional land banking transactions, an increase in joint venture activity and/or project specific financings and model sale leasebacks.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of July 31, 2015, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted–average number of shares for the nine months ended July 31, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our then outstanding 7.25% Tangible Equity Units) which shares were issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net (loss) earnings attributable to Hovnanian	$(7,684)	$17,105	$(41,619)	$(15,320)
Less: undistributed earnings allocated to nonvested shares	-	(386)	-	-
Numerator for basic earnings per share	(7,684)	16,719	(41,619)	(15,320)
Plus: undistributed earnings allocated to nonvested shares		386
Less: undistributed earnings reallocated to nonvested shares	-	(386)	-	-
Less: interest on senior exchangeable notes	-	879	-	-
Numerator for diluted earnings per share	(7,684)	17,598	(41,619)	(15,320)
Denominator:
Denominator for basic earnings per share	147,010	146,365	146,846	146,223
Effect of dilutive securities:
Share based payments	-	756	-	-
Senior Exchangeable notes	-	15,157	-	-
Denominator for diluted earnings per share – weighted average shares outstanding	147,010	162,278	146,846	146,223
Basic earnings per share	$(0.05)	$0.11	$(0.28)	$(0.10)
Diluted earnings per share	$(0.05)	$0.11	$(0.28)	$(0.10)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million for the nine months ended July 31, 2015, and 1.3 million nine months ended July 31, 2014, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended July 31, 2015. Also, for both the three and nine months ended July 31, 2015 and the nine months ended July 31, 2014, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012), were excluded from the computation of diluted earnings per share because we had net losses for the periods.

In addition, shares related to out-of-the-money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 3.9 million and 3.1 million for the three and nine months ended July 31, 2015, respectively and 3.0 million and 2.1 million for the three and nine months ended July 31, 2014, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2015 and 2014, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2015. As of July 31, 2015, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

16.	Income Taxes

The total income tax benefit of $2.3 million and $17.5 million recognized for the three and nine months ended July 31, 2015, respectively, was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain tax positions. The total income tax benefit of $1.7 million and $0.5 million recognized for the three and nine months ended July 31, 2014, respectively, was primarily due to a refund received for a loss carryback to a previously profitable year, partially offset by various state tax expenses and state tax reserves for uncertain state tax positions

 Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2014, and again at July 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as  positive earnings for the last two full fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of July 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two fiscal years of sustained operating profitability, outweighed the existing negative evidence and because of our current backlog, we expect to be in a three year cumulative income position by the end of fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is not necessary. This analysis resulted in a partial reversal equal to $285.1 million of our valuation allowance against DTAs at October 31, 2014, leaving a remaining valuation allowance of $642.0 million at October 31, 2014. Our valuation allowance for deferred taxes amounted to $642.1 million at July 31, 2015.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2015	2014	2015	2014

Revenues:
Northeast	$36,209	$60,531	$126,213	$179,529
Mid-Atlantic	113,992	90,123	271,954	219,378
Midwest	82,325	55,423	220,020	147,884
Southeast	57,329	55,449	144,498	146,613
Southwest	203,249	201,906	560,863	495,116
West	33,180	76,521	93,895	147,979
Total homebuilding	526,284	539,953	1,417,443	1,336,499
Financial services	14,360	11,106	37,939	28,612
Corporate and unallocated	(31)	(50)	(106)	(125)
Total revenues	$540,613	$551,009	$1,455,276	$1,364,986

(Loss) income before income taxes:
Northeast	$(4,008)	$(1,971)	$(10,973)	$(10,791)
Mid-Atlantic	5,440	5,397	10,439	9,772
Midwest	3,120	4,971	8,041	10,687
Southeast	(1,225)	2,244	(3,583)	6,990
Southwest	17,170	22,178	42,517	48,259
West	(3,973)	11,091	(15,309)	12,829
Homebuilding income before income taxes	16,524	43,910	31,132	77,746
Financial services	6,116	3,894	14,870	8,021
Corporate and unallocated	(32,641)	(32,432)	(105,164)	(101,583)
(Loss) income before income taxes	$(10,001)	$15,372	$(59,162)	$(15,816)

(In thousands)	July 31, 2015	October 31, 2014

Assets:
Northeast	$329,387	$315,573
Mid-Atlantic	340,564	313,494
Midwest	190,461	169,967
Southeast	207,490	148,096
Southwest	473,732	410,756
West	245,266	143,245
Total homebuilding	1,786,900	1,501,131
Financial services	136,090	120,343
Corporate and unallocated	626,354	668,456
Total assets	$2,549,344	$2,289,930

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

(Dollars in thousands)	July 31, 2015
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$20,420	$739	$21,159
Inventories	322,448	13,543	335,991
Other assets	9,388	-	9,388
Total assets	$352,256	$14,282	$366,538

Liabilities and equity:
Accounts payable and accrued liabilities	$28,601	$604	$29,205
Notes payable	101,522	4,593	106,115
Total liabilities	130,123	5,197	135,320
Equity of:
Hovnanian Enterprises, Inc.	63,497	2,943	66,440
Others	158,636	6,142	164,778
Total equity	222,133	9,085	231,218
Total liabilities and equity	$352,256	$14,282	$366,538
Debt to capitalization ratio	31%	34%	31%

(Dollars in thousands)	October 31, 2014
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,415	$205	$22,620
Inventories	208,620	16,194	224,814
Other assets	11,986	-	11,986
Total assets	$243,021	$16,399	$259,420

Liabilities and equity:
Accounts payable and accrued liabilities	$27,175	$1,039	$28,214
Notes payable	45,506	5,650	51,156
Total liabilities	72,681	6,689	79,370
Equity of:
Hovnanian Enterprises, Inc.	59,106	2,990	62,096
Others	111,234	6,720	117,954
Total equity	170,340	9,710	180,050
Total liabilities and equity	$243,021	$16,399	$259,420
Debt to capitalization ratio	21%	37%	22%

As of July 31, 2015 and October 31, 2014, we had advances outstanding of approximately $1.0 million and $1.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $66.5 million and $63.9 million at July 31, 2015 and October 31, 2014, respectively.

	For the Three Months Ended July 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$27,459	$1,394	$28,853
Cost of sales and expenses	(29,705)	(1,296)	(31,001)
Joint venture net (loss) income	$(2,246)	$98	$(2,148)
Our share of net (loss) income	$(488)	$49	$(439)

	For the Three Months Ended July 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$29,283	$612	$29,895
Cost of sales and expenses	(27,631)	(534)	(28,165)
Joint venture net income	$1,652	$78	$1,730
Our share of net income	$201	$39	$240

	For the Nine Months Ended July 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$91,300	$4,009	$95,309
Cost of sales and expenses	(53,821)	(4,103)	(57,924)
Joint venture net income (loss)	$37,479	$(94)	$37,385
Our share of net income (loss)	$728	$(47)	$681

	For the Nine Months Ended July 31, 2014
(In thousands)	Homebuilding	Land Development	Total

Revenues	$114,304	$5,881	$120,185
Cost of sales and expenses	(105,409)	(5,619)	(111,028)
Joint venture net income	$8,895	$262	$9,157
Our share of net income	$3,780	$131	$3,911

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2015 and 2014, is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.2 million and $1.3 million, for the three months ended July 31, 2015 and 2014, respectively, and $3.6 million and $5.0 million for the nine months ended July 31, 2015 and 2014, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the total debt to capitalization ratio of all our joint ventures is currently 31%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition”, and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2015	Fair Value at October 31, 2014

Mortgage loans held for sale (1)	Level 2	$110,723	$95,643
Interest rate lock commitments	Level 2	356	15
Forward contracts	Level 2	(409)	(320)
		$110,670	$95,338

(1)  The aggregate unpaid principal balance was $105.4 million and $91.2 million at July 31, 2015 and October 31, 2014, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $738.9 million at July 31, 2015. Loans in process for which interest rates were committed to the borrowers totaled approximately $86.2 million as of July 31, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2015, the segment had open commitments amounting to $26.5 million to sell MBS with varying settlement dates through September 14, 2015.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$5	$400	$(587)

	Three Months Ended July 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(236)	$(308)	$526

	Nine Months Ended July 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(168)	$341	$(89)

	Nine Months Ended July 31, 2014
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(2,136)	$(506)	$1,213

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended July 31, 2015. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		July 31, 2014

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$469	$(70)	$399
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Nine Months Ended
		July 31, 2015

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $4.4 million for the nine months ended July 31, 2015, and $0.1 million and $0.2 million for the three and nine months ended July 31, 2014, respectively. We did not record any inventory impairments for the three months ended July 31, 2015.

The fair value of our cash equivalents and restricted cash approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the 7.0% Senior Notes due 2019, (the “2019 Notes”) the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, was estimated at $676.6 million and $464.4 million as of July 31, 2015 and October 31, 2014, respectively.

The fair value of each of the 2019 Notes, the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the 2019 Notes, senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $132.0 million, $964.0 million, $12.8 million and $67.7 million, respectively, as of July 31, 2015. As of October 31, 2014, the fair value of the 2019 Notes, senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes were estimated at $148.2 million, $1.0 billion, $17.0 million and $79.6 million, respectively.

21.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of July 31, 2015, had issued and outstanding approximately $992.0 million of senior secured notes ($981.0 million, net of discount), $841.1 million senior notes ($841.1 million, net of discount) and $12.8 million senior amortizing notes and $72.8 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes (except for the 2019 Notes and the 8% Senior Notes due 2019), senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 2019 Notes, the 8% Senior Notes due 2019, the 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, the 8% Senior Notes due 2019, the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes, the 8% Senior Notes due 2019 and the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$192,365	$1,545,467	$371,632	$-	$2,109,464
Financial services			12,189	123,901		136,090
Income taxes receivable	255,664		48,126			303,790
Intercompany receivable		1,505,551		48,335	(1,553,886)	-
Investments in and amounts due from consolidated subsidiaries			380,721		(380,721)	-
Total assets	$255,664	$1,697,916	$1,986,503	$543,868	(1,934,607)	$2,549,344

LIABILITIES AND EQUITY:
Homebuilding	$3,076	$76	$584,370	$61,487	$-	$649,009
Financial services			12,247	101,303		113,550
Notes payable		1,936,130	1,805	357		1,938,292
Intercompany payable	303,173		1,250,713		(1,553,886)	-
Amounts due to consolidated subsidiaries	100,922	52,121			(153,043)	-
Stockholders’ (deficit) equity	(151,507)	(290,411)	137,368	380,721	(227,678)	(151,507)
Total liabilities and equity	$255,664	$1,697,916	$1,986,503	$543,868	(1,934,607)	$2,549,344

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$446,581	$79,672	$-	$526,253
Financial services			2,146	12,214		14,360
Intercompany charges		31,246		64	(31,310)	-
Total revenues	-	31,246	448,727	91,950	(31,310)	540,613

Expenses:
Homebuilding	2,416	38,284	431,816	69,406		541,922
Financial services	16	-	1,618	6,610		8,244
Intercompany charges			31,310		(31,310)	-
Total expenses	2,432	38,284	464,744	76,016	(31,310)	550,166
Income (loss) from unconsolidated joint ventures			12	(460)		(448)
(Loss) income before income taxes	(2,432)	(7,038)	(16,005)	15,474	-	(10,001)
State and federal income tax provision (benefit)	224		(2,541)			(2,317)
Equity in (loss) income of consolidated subsidiaries	(5,028)	(13,855)	15,474		3,409	-
Net (loss) income	$(7,684)	$(20,893)	$2,010	$15,474	$3,409	$(7,684)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$(52)	$436,085	$103,870	$-	$539,903
Financial services			2,396	8,710		11,106
Intercompany charges		26,411	(28,110)	(42)	1,741	-
Total revenues	-	26,359	410,371	112,538	1,741	551,009

Expenses:
Homebuilding	3,098	32,751	406,479	86,894	(586)	528,636
Financial services	6		1,699	5,507		7,212
Total expenses	3,104	32,751	408,178	92,401	(586)	535,848
Income from unconsolidated joint ventures			10	201		211
(Loss) income before income taxes	(3,104)	(6,392)	2,203	20,338	2,327	15,372
State and federal income tax (benefit) provision	(4,213)		2,480			(1,733)
Equity in income (loss) of consolidated subsidiaries	15,996	(12,584)	20,338		(23,750)	-
Net income (loss)	$17,105	$(18,976)	$20,061	$20,338	$(21,423)	$17,105

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,202,668	$214,669	$-	$1,417,337
Financial services			5,914	32,025		37,939
Intercompany charges		91,631			(91,631)	-
Total revenues	-	91,631	1,208,582	246,694	(91,631)	1,455,276

Expenses:
Homebuilding	9,209	114,499	1,181,860	188,271		1,493,839
Financial services	104		4,747	18,218		23,069
Intercompany charges			91,631		(91,631)	-
Total expenses	9,313	114,499	1,278,238	206,489	(91,631)	1,516,908
(Loss) income from unconsolidated joint ventures			(2)	2,472		2,470
(Loss) income before income taxes	(9,313)	(22,868)	(69,658)	42,677	-	(59,162)
State and federal income tax (benefit) provision	(17,968)		425			(17,543)
Equity in (loss) income of consolidated subsidiaries	(50,274)	(40,219)	42,677		47,816	-
Net (loss) income	$(41,619)	$(63,087)	$(27,406)	$42,677	$47,816	$(41,619)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$(129)	$1,085,275	$251,228	$-	$1,336,374
Financial services			6,467	22,145		28,612
Intercompany charges		72,966	(76,391)	(42)	3,467	-
Total revenues	-	72,837	1,015,351	273,331	3,467	1,364,986

Expenses:
Homebuilding	9,023	96,769	1,045,419	215,032	(3,338)	1,362,905
Financial services	15		4,918	15,658		20,591
Total expenses	9,038	96,769	1,050,337	230,690	(3,338)	1,383,496
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			70	3,779		3,849
(Loss) income before income taxes	(9,038)	(25,087)	(34,916)	46,420	6,805	(15,816)
State and federal income tax (benefit) provision	(10,041)		9,545			(496)
Equity in (loss) income of consolidated subsidiaries	(16,323)	(36,608)	46,420		6,511	-
Net (loss) income	$(15,320)	$(61,695)	$1,959	$46,420	$13,316	$(15,320)

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(41,619)	$(63,087)	$(27,406)	$42,677	$47,816	$(41,619)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(3,128)	12,191	(154,619)	(97,689)	(47,816)	(291,061)
Net cash used in operating activities	(44,747)	(50,896)	(182,025)	(55,012)	-	(332,680)
Cash flows from investing activities:
Proceeds from sale of property and assets			1,112	31		1,143
Purchase of property, equipment and other fixed assets and acquisitions			(1,653)			(1,653)
Decrease in restricted cash related to mortgage company				1,466		1,466
Investments in and advances to unconsolidated joint ventures		81	184	(17,266)		(17,001)
Distributions of capital from unconsolidated joint ventures		315	646	9,760		10,721
Intercompany investing activities		(189,879)			189,879	-
Net cash (used in) provided by investing activities	-	(189,483)	289	(6,009)	189,879	(5,324)
Cash flows from financing activities:
Net proceeds from mortgages and notes			18,682	12,103		30,785
Net proceeds from model sale leaseback financing programs			17,918	1,846		19,764
Net payments related to land bank financing programs			(10,065)	(311)		(10,376)
Proceeds from senior notes		250,000				250,000
Net proceeds related to mortgage warehouse lines of credit				11,635		11,635
Deferred financing costs from land bank financing programs and note issuances		(4,689)	(1,781)	(1,057)		(7,527)
Principal payments and debt repurchases		(4,238)				(4,238)
Intercompany financing activities	44,747		157,306	(12,174)	(189,879)	-
Net cash provided by (used in) financing activities	44,747	241,073	182,060	12,042	(189,879)	290,043
Net increase (decrease) in cash and cash equivalents	-	694	324	(48,979)	-	(47,961)
Cash and cash equivalents balance, beginning of period		159,508	(4,726)	107,116		261,898
Cash and cash equivalents balance, end of period	$-	$160,202	$(4,402)	$58,137	$-	$213,937

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2014

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,320)	$(61,695)	$1,959	$46,420	$13,316	$(15,320)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	2,080	6,913	(251,746)	11,846	(13,316)	(244,223)
Net cash (used in) provided by operating activities	(13,240)	(54,782)	(249,787)	58,266	-	(259,543)
Net cash (used in) investing activities			(1,009)	(8,306)		(9,315)
Net cash provided by (used in) financing activities		118,599	45,442	(40,666)		123,375
Intercompany investing and financing activities – net	13,240	(207,001)	206,190	(12,429)		-
Net (decrease) increase in cash	-	(143,184)	836	(3,135)	-	(145,483)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$100,286	$(5,643)	$89,078	$-	$183,721

22.	Transactions with Related Parties

During the three months ended July 31, 2015 and 2014, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.3 million, respectively. During the nine months ended July 31, 2015 and 2014, the services provided by such engineering firm to the Company totaled $0.7 million for both periods. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the three and nine months ended July 31, 2015, we experienced mixed operating results compared to the same periods of the prior year. Sale of homes revenue decreased 2.2% for the three months ended July 31, 2015, but increased 6.3% for the nine months ended July 31, 2015, as compared to the same periods of the prior year. The increase for the nine months ended July 31, 2015 compared to the same period of the prior year was primarily due to a higher average price per home, which was a result of geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). The decrease in revenues for the three months ended July 31, 2015 compared to the same period prior year was due to a 3.8% decrease in the number of homes delivered, partially offset by a 1.7% increase in average price per home (as a result of geographic and community mix), when compared to the three months ended July 31, 2014. Net contracts per average active selling community increased to 7.4 for the three months ended July 31, 2015 compared to 6.9 in the same period in the prior year, and increased to 22.9 for the nine months ended July 31, 2015 compared to 21.9 in the same period in the prior year. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 21.3% for the three months ended July 31, 2014 to 17.8% for the three months ended July 31, 2015, and from 20.2% for the nine months ended July 31, 2014 to 17.4% for the nine months ended July 31, 2015. In the first and second quarters of fiscal 2015, we significantly discounted some of our started unsold homes (commonly referred to as “specs”) to sell them. In addition, we have been experiencing pricing pressure since midway through fiscal 2014, leading us to increase incentives and concessions on to be built homes, although to a lesser extent than specs. Combined, this resulted in a decrease in gross margin percentage for the three and nine months ended July 31, 2015 as compared to the same periods of the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue remained relatively flat at 12.6% for the three months ended July 31, 2015 compared to 12.2% for the three months ended July 31, 2014, and 13.8% for the nine months ended July 31, 2015 compared to 13.9% for the nine months ended July 31, 2014. Active selling communities increased from 196 at July 31, 2014 to 206 at July 31, 2015. Net contracts increased 13.0% and 9.2%, respectively, for the three and nine months ended July 31, 2015 as compared to the same periods of the prior year.

When comparing sequentially from the second quarter of fiscal 2015 to the third quarter of fiscal 2015, our gross margin percentage, before cost of sales interest expense and land charges, increased from 16.1% to 17.8%. The improvement in gross margin percentage in the third quarter of fiscal 2015 as compared to the second quarter of fiscal 2015 was primarily due to reducing the number of specs we offered for sale, along with more limited incentives and concessions on spec homes. Selling, general and administrative costs as a percentage of total revenue decreased from 14.7% to 12.6% in the third quarter of fiscal 2015 compared to the second quarter of fiscal 2015 as a result of a 15.3% increase in homebuilding revenues. Selling, general and administrative costs remained flat for the third quarter of fiscal 2015 compared to the second quarter of fiscal 2015.

We had 3,097 homes in backlog with a dollar value of $1.3 billion at July 31, 2015 (an increase of 23.3% compared to the nine months ended July 31, 2014). Based on this backlog and the anticipated gross margin associated with this backlog, along with the increase in net contracts per average active selling community as well as our expected increases in community count, we believe that we are well-positioned for stronger results in the fourth quarter of fiscal 2015 compared with prior fiscal 2015 quarters, and fiscal 2016. However, we do not expect that the anticipated fourth quarter fiscal 2015 pre-tax income will be sufficient enough to offset the pre-tax losses incurred through the nine months ended July 31, 2015. Also, several challenges, such as economic weakness and uncertainty, uncertain oil prices (which may affect our Texas markets), extreme weather conditions, the restrictive mortgage lending environment and rising mortgage interest rates, could further impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results in some of our operating markets.

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the nine months ended July 31, 2015, we opened for sale 74 new communities and closed 69 communities, resulting in a net increase of 5 communities from 201 communities at October 31, 2014 to 206 communities at July 31, 2015. In addition, during the nine months ended July 31, 2015, we put under option or acquired approximately 6,400 lots in 132 wholly owned communities and walked-away from 3,190 lots in 46 wholly owned communities. Homebuilding selling, general and administrative expenses increased $9.4 million from $142.9 million for the nine months ended July 31, 2014 to $152.3 million for the nine months ended July 31, 2015. This increase was primarily due to additional headcount related costs, increased advertising costs and increased architectural expense, all related to recent and expected future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries in the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. Corporate general and administrative expenses as a percentage of total revenue remained flat at 3.4% for the nine months ended July 31, 2015 and the nine months ended July 31, 2014. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate revenue from our expected increased community count, we expect to be able to leverage these costs.

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

Our homebuilding cash balance at July 31, 2015 decreased by $47.8 million from October 31, 2014. During the period, we spent $464.4 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $332.7 million of cash in operations. During the nine months ended July 31, 2015, we also used $5.3 million of cash for investing activities, primarily to fund certain of our joint ventures. Cash provided by financing activities was $290.0 million during the nine months ended July 31, 2015, which included proceeds from the issuance of $250.0 million of senior unsecured notes in the first quarter of fiscal 2015, along with net proceeds from nonrecourse mortgages and model sale leasebacks during the period. Cash used in financing activities in the nine months ended July 31, 2015 included the use of excess cash on hand to repay certain of our land banking arrangements. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2015 and 2014 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, model sale leasebacks, land banking deals, financial service revenues and other revenues. We believe that these sources of cash together with our $75.0 million unsecured revolving credit facility will be sufficient through fiscal 2015 to finance our working capital requirements and other needs, and enable us to add new communities to grow our homebuilding operations.

We have $60.8 million of 11.875% Senior Notes due on October 15, 2015 and $172.7 million of 6.25% Senior Notes due on January 15, 2016. While our preference is to refinance these near term maturities as they come due, in light of the cost of capital currently available to companies with comparable credit ratings, we may not be able to refinance these obligations at an attractive rate. In this situation, as an alternative to refinancing, we have a number of means to provide sufficient liquidity to enable us to pay these bonds at maturity while continuing to execute our strategic objectives, which include growing our company. Such means include: additional land banking transactions, an increase in joint venture activity and/or project specific financings and model sale leasebacks.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through July 31, 2015, as a result of the new land purchases and land development, we have used cash in operations as we have added new communities. Looking forward, given the unstable housing market, we anticipate that it will continue to be difficult to generate positive cash flow from operations until we reach levels of sustained profitability higher than our recent fiscal years. However, we plan to continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of both July 31, 2015 and October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility. As of July 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.6 million and $5.5 million letters of credit outstanding at July 31, 2015 and October 31, 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2015 and October 31, 2014, the amount of cash collateral in these segregated accounts was $2.6 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2015, is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19% at July 31, 2015, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $17.9 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 19, 2015 to extend the maturity date to February 18, 2016, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $25.6 million and $20.4 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on July 31, 2015, that is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.56% at July 31, 2015, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of July 31, 2015 and October 31, 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $25.4 million and $19.7 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 29, 2015 to extend the maturity date to June 28, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of July 31, 2015 and October 31, 2014, the interest rate was 2.75% and the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $19.6 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of July 31, 2015, we had an aggregate of $992.0 million of outstanding senior secured notes ($981.0 million, net of discount), an aggregate of $841.1 million of outstanding senior notes ($841.1 million, net of discount), $12.8 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 12 to the Condensed Consolidated Financial Statements) and $72.8 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units and discussed in Note 12 to the Condensed Consolidated Financial Statements). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2015 (see Note 21 to the Condensed Consolidated Financial Statements). In addition, the 2021 Notes (defined below) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $799.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $166.4 million as of July 31, 2015, which included $2.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

The guarantees with respect to our 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and together with the 2.0% 2021 Notes, the “2021 Notes”) of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2015, the collateral securing the guarantees included (1) $43.5 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) approximately $147.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $63.5 million as of July 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On November 5, 2014, K. Hovnanian issued $250.0 million aggregate principal amount of 8.0% Senior Notes due 2019, resulting in net proceeds of $245.7 million. These proceeds were used for general corporate purposes. The notes will mature on November 1, 2019. The notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes at a redemption price equal to 100% of their principal amount.

Total inventory, excluding consolidated inventory not owned, increased $267.7 million during the nine months ended July 31, 2015 from October 31, 2014. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $16.0 million, in the Mid-Atlantic by $30.8 million, in the Midwest by $18.2 million, in the Southeast by $48.5 million, in the Southwest by $61.2 million and in the West by $93.0 million. The increases were primarily attributable to new land purchases and land development during the period, partially offset by home deliveries. During the nine months ended July 31, 2015, we had impairments in the amount of $4.4 million resulting from lowering prices due to increased competition from new communities in certain markets, and also continued weak economic conditions in certain other markets. We wrote-off costs in the amount of $3.2 million during the nine months ended July 31, 2015 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2015 are expected to be closed during the next nine months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $0.5 million. Consolidated inventory not owned consists of specific performance options and other options that were included in our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2014 to July 31, 2015 was primarily due to an increase in the sale and leaseback of certain model homes, partially offset by a decrease in land banking transactions during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2015, inventory of $19.2 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $13.7 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2015, inventory of $90.2 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $84.7 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2015, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2015, we had mothballed land in 31 communities. The book value associated with these communities at July 31, 2015 was $99.9 million, which was net of impairment charges recorded in prior periods of $334.5 million. We continually review communities to determine if mothballing is appropriate. During the first nine months ended July 31, 2015, we did not mothball any new communities, or sell any mothballed communities, but re-activated 14 communities which were previously mothballed.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $0.7 million and $0.6 million, respectively, of our total inventories at July 31, 2015 and October 31, 2014, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The slight decrease in total home sites available at July 31, 2015 compared to October 31, 2014 is attributable to delivering homes and terminating certain option agreements offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2015:

Northeast	11	1,336	4,327	5,663
Mid-Atlantic	37	2,609	3,173	5,782
Midwest	28	3,089	1,090	4,179
Southeast	29	2,450	2,787	5,237
Southwest	88	5,319	2,225	7,544
West	13	1,451	4,563	6,014

Consolidated total	206	16,254	18,165	34,419

Unconsolidated joint ventures	8	1,536	1,693	3,229

Total including unconsolidated joint ventures	214	17,790	19,858	37,648

Owned		10,530	7,831	18,361
Optioned		5,518	10,334	15,852

Controlled lots		16,048	18,165	34,213

Construction to permanent financing lots		206	-	206

Consolidated total		16,254	18,165	34,419

Lots controlled by unconsolidated joint ventures		1,536	1,693	3,229

Total including unconsolidated joint ventures		17,790	19,858	37,648

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2014:

Northeast	10	1,219	4,074	5,293
Mid-Atlantic	34	2,742	3,207	5,949
Midwest	36	3,407	1,391	4,798
Southeast	24	1,737	4,721	6,458
Southwest	87	4,756	1,676	6,432
West	10	1,097	4,926	6,023

Consolidated total	201	14,958	19,995	34,953

Unconsolidated joint ventures	10	1,754	1,113	2,867

Total including unconsolidated joint ventures	211	16,712	21,108	37,820

Owned		9,139	8,581	17,720
Optioned		5,557	11,414	16,971

Controlled lots		14,696	19,995	34,691

Construction to permanent financing lots		262	-	262

Consolidated total		14,958	19,995	34,953

Lots controlled by unconsolidated joint ventures		1,754	1,113	2,867

Total including unconsolidated joint ventures		16,712	21,108	37,820

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease from October 31, 2014 to July 31, 2015 is due to a concerted effort to reduce our started unsold homes inventory as discussed above under “- Overview.”

	July 31, 2015			October 31, 2014

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	71	17	88	111	2	113
Mid-Atlantic	135	3	138	181	12	193
Midwest	75	6	81	59	13	72
Southeast	125	15	140	107	23	130
Southwest	358	9	367	413	6	419
West	37	22	59	65	1	66

Total	801	72	873	936	57	993

Started or completed unsold homes and models per active selling communities (1)	3.9	0.3	4.2	4.6	0.3	4.9

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 206 and 201 at July 31, 2015 and October 31, 2014, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Investments in and advances to unconsolidated joint ventures increased $2.7 million to $66.5 million at July 31, 2015 compared to October 31, 2014. The increase was primarily due to an investment in a new joint venture in the first quarter of fiscal 2015, along with an additional contribution to an existing joint venture during the period, partially offset by partnership distributions received during the period. As of July 31, 2015 and October 31, 2014, we had investments in ten and nine homebuilding joint ventures, respectively, and one land development joint venture as of both dates. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $5.5 million from October 31, 2014 to $87.1 million at July 31, 2015. The decrease was primarily due to receivables from our insurance carriers for certain warranty claims collected during the period. When reserves for claims are recorded, the portion that is probable for recovery from insurance carriers is recorded as a receivable. This decrease was partially offset by an increase in refundable deposits during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2015	2014	Change

Prepaid insurance	$4,652	$3,378	$1,274
Prepaid project costs	42,533	32,186	10,347
Net rental properties	1,043	1,456	(413)
Other prepaids	32,079	32,184	(105)
Other assets	161	154	7
Total	$80,468	$69,358	$11,110

Prepaid insurance increased $1.3 million during the nine months ended July 31, 2015 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $10.3 million from October 31, 2014 to July 31, 2015 is associated with the opening of 74 new communities during the period.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $106.4 million and $92.1 million at July 31, 2015 and October 31, 2014, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2014 was related to an increase in the volume of loans originated during the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014, along with an increase in the average loan value.

Income taxes receivable increased $19.2 million to $303.8 million at July 31, 2015 as compared to October 31, 2014. The increase was primarily due to income taxes receivable, including net deferred tax benefits resulting from our loss before income taxes, recorded during the nine months ended July 31, 2015.

Liabilities from inventory not owned increased $6.0 million to $98.4 million at July 31, 2015. The increase is due to an increase in the sale and leaseback of certain model homes accounted for as financing transactions, partially offset by a decrease in land banking and specific performance transactions during the period as described above.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2015	2014	Change

Accounts payable	$127,144	$119,657	$7,487
Reserves	167,749	183,231	(15,482)
Accrued expenses	17,864	22,490	(4,626)
Accrued compensation	34,833	37,689	(2,856)
Other liabilities	6,538	7,809	(1,271)
Total	$354,128	$370,876	$(16,748)

The increase in accounts payable was primarily related to the timing of invoices and payments in the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014, due to an increase in construction spending during the period, which correlates to the increase in backlog from October 31, 2014 to July 31, 2015. Reserves decreased during the period as payments for warranty related claims exceeded new accruals for general liability insurance. The claim payments during the period were partially offset by amounts reimbursed from our insurance carriers, for which a corresponding receivable had previously been recorded. The decrease in accrued expenses was primarily due to decreases in accrued property tax and amortization of accruals related to abandoned lease space. The decrease in accrued compensation is primarily due to the payment of our fiscal year 2014 bonuses during the first quarter of fiscal 2015, partially offset by nine months of the fiscal 2015 bonus accrual.

Customers’ deposits increased $12.3 million to $47.3 million at July 31, 2015. The increase is primarily related to the increase in backlog during the period.

Nonrecourse mortgages increased to $133.4 million at July 31, 2015 from $103.9 million at October 31, 2014. The increase was primarily due to new mortgages for communities across most of our homebuilding segments obtained during the nine months ended July 31, 2015, partially offset by payments of existing mortgages during the period.

Financial Services - Mortgage warehouse lines of credit increased $11.7 million from $76.9 million at October 31, 2014, to $88.6 million at July 31, 2015. The increase correlates to the increase in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2014

Total revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2015	July 31, 2014	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$526,156	$538,007	$(11,851)	(2.2)%
Land sales and other revenues	97	1,896	(1,799)	(94.9)%
Financial services	14,360	11,106	3,254	29.3%

Total revenues	$540,613	$551,009	$(10,396)	(1.9)%

	Nine months Ended
(Dollars in thousands)	July 31, 2015	July 31, 2014	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,414,799	$1,331,490	$83,309	6.3%
Land sales and other revenues	2,538	4,884	(2,346)	(48.0)%
Financial services	37,939	28,612	9,327	32.6%

Total revenues	$1,455,276	$1,364,986	$90,290	6.6%

Homebuilding

For the three and nine months ended July 31, 2015, sale of homes revenues decreased $11.9 million, or 2.2%, and increased $83.3 million or 6.3%, respectively, as compared to the same period of the prior year. The decrease for the three months ended July 31, 2015 was primarily due to a 3.8% decrease in the number of homes delivered, partially offset by a 1.7% increase in average price per home when compared to the three months ended July 31, 2014. The increase for the nine months ended July 31, 2015 was primarily due to the 5.0% increase in average price per home and a 1.2% increase in the number of homes delivered compared to the nine months ended July 31, 2014. The average price per home increased to $374,000 in the three months ended July 31, 2015 from $367,000 in the three months ended July 31, 2014. The average price per home increased to $374,000 in the nine months ended July 31, 2015 from $356,000 in the nine months ended July 31, 2014. The fluctuations in average prices were primarily a result of geographic and community mix of our deliveries as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Our ability to raise prices during the first three quarters of fiscal 2015 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain of our communities, especially with respect to specs. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine months Ended July 31,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change

Northeast:
Dollars	$36,109	$60,165	(40.0)%	$125,873	$178,848	(29.6)%
Homes	78	128	(39.1)%	244	368	(33.7)%

Mid-Atlantic:
Dollars	$113,886	$89,834	26.8%	$270,899	$218,615	23.9%
Homes	243	187	29.9%	598	457	30.9%

Midwest:
Dollars	$82,618	$55,392	49.2%	$220,243	$147,754	49.1%
Homes	253	190	33.2%	674	526	28.1%

Southeast:
Dollars	$57,294	$55,403	3.4%	$144,333	$145,323	(0.7)%
Homes	176	179	(1.7)%	455	474	(4.0)%

Southwest:
Dollars	$203,075	$200,788	1.1%	$559,659	$493,087	13.5%
Homes	568	650	(12.6)%	1,577	1,642	(4.0)%

West:
Dollars	$33,174	$76,425	(56.6)%	$93,792	$147,863	(36.6)%
Homes	90	130	(30.8)%	232	268	(13.4)%

Consolidated total:
Dollars	$526,156	$538,007	(2.2)%	$1,414,799	$1,331,490	6.3%
Homes	1,408	1,464	(3.8)%	3,780	3,735	1.2%

Unconsolidated joint ventures
Dollars	$27,286	$27,383	(0.4)%	$82,190	$105,370	(22.0)%
Homes	67	85	(21.2)%	204	283	(27.9)%

Totals:
Dollars	$553,442	$565,390	(2.1)%	$1,496,989	$1,436,860	4.2%
Homes	1,475	1,549	(4.8)%	3,984	4,018	(0.8)%

As discussed above, the overall decrease in housing revenues during the three months ended July 31, 2015 as compared to the same period of the prior year was primarily attributed to the decrease in the number of homes delivered. The overall increase in housing revenues during the nine months ended July 31, 2015 as compared to the same period of the prior year was primarily attributed to an increase in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the		Contract Backlog as of
	Three Months Ended July 31,		Nine Months Ended July 31,		July 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014

Northeast:
Dollars	$69,410	$64,356	$195,879	$191,880	$143,333	$118,038
Homes	137	117	384	374	286	226

Mid-Atlantic:
Dollars	$115,164	$91,701	$334,115	$282,533	$252,139	$205,087
Homes	242	208	700	611	473	425

Midwest:
Dollars	$70,578	$72,287	$243,366	$185,920	$211,718	$188,882
Homes	186	219	705	616	696	695

Southeast:
Dollars	$54,776	$39,855	$173,891	$133,540	$110,628	$86,873
Homes	176	132	554	427	331	261

Southwest:
Dollars	$248,907	$204,460	$733,393	$632,528	$469,054	$355,807
Homes	656	593	1,955	1,935	1,148	970

West:
Dollars	$60,573	$44,686	$142,661	$168,243	$77,480	$70,906
Homes	136	88	350	295	163	113

Consolidated total:
Dollars	$619,408	$517,345	$1,823,305	$1,594,644	$1,264,352	$1,025,593
Homes	1,533	1,357	4,648	4,258	3,097	2,690

Unconsolidated joint ventures
Dollars	$75,225	$25,601	$143,438	$107,137	$110,372	$87,702
Homes	125	67	270	275	178	217

Totals:
Dollars	$694,633	$542,946	$1,966,743	$1,701,781	$1,374,724	$1,113,295
Homes	1,658	1,424	4,918	4,533	3,275	2,907

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first three quarters of fiscal 2015, our open for sale community count increased to 206 from 201 at October 31, 2014, which is the net result of opening 74 new communities and closing 69 communities since the beginning of fiscal 2015. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the sales pace per community in most of the Company’s segments, in the three and nine months ended July 31, 2015 as compared to the same period in the prior year. Net contracts per average active selling community for the three months ended July 31, 2015 was 7.4 compared to 6.9 for the same period in the prior year and net contracts per average active selling community for the nine months ended July 31, 2015 was 22.9 compared to 21.9 for the same period of the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2015	2014	2013	2012	2011

First	16%	18%	16%	21%	22%
Second	16%	17%	15%	16%	20%
Third	20%	22%	17%	20%	18%
Fourth		22%	23%	23%	21%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2015	2014	2013	2012	2011

First	11%	11%	12%	18%	18%
Second	14%	17%	15%	21%	22%
Third	13%	13%	12%	18%	20%
Fourth		14%	14%	18%	18%

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

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine months Ended July 31,
(Dollars in thousands)	2015	2014	2015	2014

Sale of homes	$526,156	$538,007	$1,414,799	$1,331,490

Cost of sales, net of impairment reversals and excluding interest	432,625	423,488	1,168,874	1,061,880

Homebuilding gross margin, before cost of sales interest expense and land charges	93,531	114,519	245,925	269,610

Cost of sales interest expense, excluding land sales interest expense	16,323	15,757	39,615	37,247

Homebuilding gross margin, after cost of sales interest expense, before land charges	77,208	98,762	206,310	232,363

Land charges	1,077	741	7,618	1,927

Homebuilding gross margin, after cost of sales interest expense and land charges	$76,131	$98,021	$198,692	$230,436

Gross margin percentage, before cost of sales interest expense and land charges	17.8%	21.3%	17.4%	20.2%

Gross margin percentage, after cost of sales interest expense, before land charges	14.7%	18.4%	14.6%	17.5%

Gross margin percentage, after cost of sales interest expense and land charges	14.5%	18.2%	14.0%	17.3%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine months Ended July 31,
	2015	2014	2015	2014

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	72.0%	69.6%	71.9%	69.9%
Commissions	3.5%	3.4%	3.6%	3.4%
Financing concessions	1.4%	1.2%	1.4%	1.3%
Overheads	5.3%	4.5%	5.7%	5.2%
Total cost of sales, before interest expense and land charges	82.2%	78.7%	82.6%	79.8%
Gross margin percentage, before cost of sales interest expense and land charges	17.8%	21.3%	17.4%	20.2%

Cost of sales interest	3.1%	2.9%	2.8%	2.7%
Gross margin percentage, after cost of sales interest expense and before land charges	14.7%	18.4%	14.6%	17.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land impairment and option write-off charges, decreased to 17.8% during the three months ended July 31, 2015 compared to 21.3% for the same period last year and decreased to 17.4% during the nine months ended July 31, 2015 compared to 20.2% for the same period last year. In the first and second quarters of fiscal 2015 we significantly discounted some of our specs to sell them. In addition, we have experienced pricing pressure since midway through fiscal 2014, leading us to increase incentives and concessions on to be built homes as well, although to a lesser extent than started unsold homes. Combined, this resulted in a decrease in gross margin percentage for the three and nine months ended July 31, 2015 as compared to the same periods of the prior year. For the nine months ended July 31, 2015 and 2014, gross margin was favorably impacted by the reversal of prior period inventory impairments of $25.1 million and $32.6 million, respectively, which represented 1.8% and 2.5%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $1.1 million and $0.7 million for the three months ended July 31, 2015 and 2014, respectively, and $7.6 million and $1.9 million during the nine months ended July 31, 2015 and 2014, respectively, to their estimated fair value. During the three and nine months ended July 31, 2015, we wrote-off residential land options and approval and engineering costs amounting to $1.1 million and $3.2 million compared to $0.6 million and $1.7 million for the three and nine months ended July 31, 2014, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in each of our segments in the first three quarters of fiscal 2015, and in our Northeast, Mid-Atlantic, Midwest, Southeast and Southwest segments in the first three quarters of fiscal 2014. We did not record any inventory impairments during the three months ended July 31, 2015 and $0.1 million of inventory impairments during the three months ended July 31, 2014, and $4.4 million in inventory impairments during the nine months ended July 31, 2015 and $0.2 million during the nine months ended July 31, 2014, levels which were lower than they had been in several years. It is difficult to predict if impairment levels will remain low and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine months Ended
	July 31,		July 31,
(In thousands)	2015	2014	2015	2014

Land and lot sales	$-	$968	$850	$2,897
Cost of sales, excluding interest	-	657	702	1,585
Land and lot sales gross margin, excluding interest	-	311	148	1,312
Land and lot sales interest expense	-	70	39	477
Land and lot sales gross margin, including interest	$-	$241	$109	$835

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenues associated with land sales can vary significantly due to the mix of land parcels sold. There were no land sales in the three months ended July 31, 2015 compared to four in the same period of the prior year, resulting in a decrease of $1.0 million in land sales revenues. There were three land sales in the nine months ended July 31, 2015 compared to ten in the same period of the prior year, resulting in a decrease of $2.0 million in land sales revenues.

Land sales and other revenues decreased $1.8 million and $2.3 million for the three and nine months ended July 31, 2015 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and nine months ended July 31, 2015, compared to the three and nine months ended July 31, 2014, the decrease was mainly attributed to the fluctuation in land sales revenues noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) increased $0.8 million and $9.4 million for the three and nine months ended July 31, 2015, respectively, compared to the same period last year mainly due to additional headcount related costs, increased advertising costs and increased architectural expense, all related to recent and expected future community count growth, as well as a reduction of joint venture management fees received, which offset general and administrative expenses, as a result of fewer joint venture deliveries. SGA as a percentage of homebuilding revenues was 9.9% and 10.7% for the three and nine months ended July 31, 2015, respectively, compared to 9.5% and 10.7% for the three and nine months ended July 31, 2014, respectively. These increases in costs are expected as we continue to grow our community count, which increased from 196 to 206 from July 31, 2014 to July 31, 2015. However as we begin to deliver homes from the newer communities, SGA as a percentage of homebuilding revenues should decline.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2015	2014	Variance	Variance %

Northeast
Homebuilding revenue	$36,209	$60,531	$(24,322)	(40.2)%
Loss before income taxes	$(4,008)	$(1,971)	$(2,037)	(103.3)%
Homes delivered	78	128	(50)	(39.1)%
Average sales price	$462,932	$470,041	$(7,109)	(1.5)%

Mid-Atlantic
Homebuilding revenue	$113,992	$90,123	$23,869	26.5%
Income before income taxes	$5,440	$5,397	$43	0.8%
Homes delivered	243	187	56	29.9%
Average sales price	$468,670	$480,393	$(11,723)	(2.4)%

Midwest
Homebuilding revenue	$82,325	$55,423	$26,902	48.5%
Income before income taxes	$3,120	$4,971	$(1,851)	(37.2)%
Homes delivered	253	190	63	33.2%
Average sales price	$326,554	$291,534	$35,020	12.0%

Southeast
Homebuilding revenue	$57,329	$55,449	$1,880	3.4%
(Loss) income before income taxes	$(1,225)	$2,244	$(3,469)	(154.6)%
Homes delivered	176	179	(3)	(1.7)%
Average sales price	$325,534	$309,515	$16,019	5.2%

Southwest
Homebuilding revenue	$203,249	$201,906	$1,343	0.7%
Income before income taxes	$17,170	$22,178	$(5,008)	(22.6)%
Homes delivered	568	650	(82)	(12.6)%
Average sales price	$357,526	$308,905	$48,621	15.7%

West
Homebuilding revenue	$33,180	$76,521	$(43,341)	(56.6)%
(Loss) income before income taxes	$(3,973)	$11,091	$(15,064)	(135.8)%
Homes delivered	90	130	(40)	(30.8)%
Average sales price	$368,598	$587,883	$(219,285)	(37.3)%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2015	2014	Variance	Variance %

Northeast
Homebuilding revenue	$126,213	$179,529	$(53,316)	(29.7)%
Loss before income taxes	$(10,973)	$(10,791)	$(182)	(1.7)%
Homes delivered	244	368	(124)	(33.7)%
Average sales price	$515,872	$486,000	$29,872	6.1%

Mid-Atlantic
Homebuilding revenue	$271,954	$219,378	$52,576	24.0%
Income before income taxes	$10,439	$9,772	$667	6.8%
Homes delivered	598	457	141	30.9%
Average sales price	$453,010	$478,370	$(25,360)	(5.3)%

Midwest
Homebuilding revenue	$220,020	$147,884	$72,136	48.8%
Income before income taxes	$8,041	$10,687	$(2,646)	(24.8)%
Homes delivered	674	526	148	28.1%
Average sales price	$326,769	$280,902	$45,867	16.3%

Southeast
Homebuilding revenue	$144,498	$146,613	$(2,115)	(1.4)%
(Loss) income before income taxes	$(3,583)	$6,990	$(10,573)	(151.3)%
Homes delivered	455	474	(19)	(4.0)%
Average sales price	$317,215	$306,589	$10,626	3.5%

Southwest
Homebuilding revenue	$560,863	$495,116	$65,747	13.3%
Income before income taxes	$42,517	$48,259	$(5,742)	(11.9)%
Homes delivered	1,577	1,642	(65)	(4.0)%
Average sales price	$354,888	$300,297	$54,591	18.2%

West
Homebuilding revenue	$93,895	$147,979	$(54,084)	(36.5)%
(Loss) income before income taxes	$(15,309)	$12,829	$(28,138)	(219.3)%
Homes delivered	232	268	(36)	(13.4)%
Average sales price	$404,278	$551,729	$(147,451)	(26.7)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 40.2% for the three months ended July 31, 2015 compared to the same period of the prior year. The decrease for the three months ended July 31, 2015 was attributed to a 39.1% decrease in homes delivered and a 1.5% decrease in average sales price due to the mix of communities delivering, along with pricing pressure in certain communities, in the three months ended July 31, 2015 compared to the same period of fiscal 2014.

Loss before income taxes increased $2.0 million compared to the prior year to a loss of $4.0 million for the three months ended July 31, 2015. This increase in the loss was mainly due to the decrease in homebuilding revenues discussed above and a decrease in gross margin percentage before interest expense for the three months ended July 31, 2015. The increase in loss was slightly offset by a $3.9 million decrease in selling, general and administrative costs.

Homebuilding revenues decreased 29.7% for the nine months ended July 31, 2015 compared to the same period of the prior year. The decrease was attributed to a 33.7% decrease in homes delivered partially offset by a 6.1% increase in average sales price. The increase in average sales price was the result of the mix of communities delivering, along with pricing pressure in certain communities, in the nine months ended July 31, 2015 compared to the same period of fiscal 2014.

Loss before income taxes increased $0.2 million compared to the prior year to a loss of $11.0 million for the nine months ended July 31, 2015. This increase in the loss was mainly due to the decrease in homebuilding revenues discussed above and a slight decrease in gross margin percentage before interest expense for the nine months ended July 31, 2015. The increase in loss was slightly offset by a $7.8 million decrease in selling, general and administrative costs.

Mid-Atlantic - Homebuilding revenues increased 26.5% for the three months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 29.9% increase in homes delivered partially offset by a 2.4% decrease in average sales price for the three months ended July 31, 2015 compared to the same period in the prior year. The decrease in average sales prices was the result of the mix of communities delivering, along with pricing pressure in certain communities, in the three months ended July 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes increased less than $0.1 million compared to the prior year to $5.4 million for the three months ended July 31, 2015. This increase was mainly due to the increase in homebuilding revenues discussed above and a $0.4 million decrease in selling, general and administrative costs. This increase was partially offset by a slight decrease in gross margin percentage before interest expense for the three months ended July 31, 2015.

Homebuilding revenues increased 24.0% for the nine months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 30.9% increase in homes delivered partially offset by a 5.3% decrease in average sales price for the nine months ended July 31, 2015. The decrease in average sales prices was the result of the mix of communities delivering, along with pricing pressure in certain communities, in the nine months ended July 31, 2015 compared to the same period of fiscal 2014. The increase in homebuilding revenues was also slightly impacted by a $0.3 million increase in land sales and other revenue.

Income before income taxes increased $0.7 million compared to the prior year to $10.4 million for the nine months ended July 31, 2015 due primarily to the increase in homebuilding revenues discussed above and a $0.6 million increase in income from unconsolidated joint ventures. Partially offsetting this increase was a $1.9 million increase in selling, general and administrative costs and a $0.8 million increase in inventory impairments and land option write-offs for the nine months ended July 31, 2015 compared to the same period of the prior year while gross margin percentage before interest expense was relatively flat.

Midwest - Homebuilding revenues increased 48.5% for the three months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 33.2% increase in homes delivered and a 12.0% increase in average sales price for the three months ended July 31, 2015. The increase in average sales price was the result of the mix of communities delivering, along with pricing pressure in certain communities, in the three months ended July 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes decreased $1.9 million to $3.1 million for the three months ended July 31, 2015 compared to the same period in the prior year. The decrease in income for the three months ended July 31, 2015 was primarily due to a $3.0 million increase in selling, general and administrative costs and a decrease in gross margin percentage before interest expense for the period, partially offset by the increase in homebuilding revenues discussed above.

Homebuilding revenues increased 48.8% for the nine months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 28.1% increase in homes delivered and a 16.3% increase in average sales price for the nine months ended July 31, 2015. The increase in average sales price was the result of the mix of communities delivering, along with pricing pressure in certain communities, in the nine months ended July 31, 2015 compared to the same period of fiscal 2014.

Income before income taxes decreased $2.6 million compared to the prior year to $8.0 million for the nine months ended July 31, 2015. The decrease in income for the nine months ended July 31, 2015 was primarily due to an $8.2 million increase in selling, general and administrative costs and a decrease in gross margin percentage before interest expense for the period, partially offset by the increase in homebuilding revenues discussed above.

 Southeast - Homebuilding revenues increased 3.4% for the three months ended July 31, 2015 compared to the same period in the prior year. The increase for the three months ended July 31, 2015 was attributed to the 5.2% increase in average sales price, as a result of the different mix of communities delivering, along with pricing pressure in certain communities, in the three months ended July 31, 2015 compared to the same period of fiscal 2014, offset slightly by a 1.7% decrease in homes delivered.

Income before income taxes decreased $3.5 million to a loss of $1.2 million for the three months ended July 31, 2015 primarily due to the decrease in homebuilding revenues discussed above, a $1.1 million increase in selling, general and administrative costs, and by a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues decreased 1.4% for the nine months ended July 31, 2015 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2015 was attributed to the 4.0% decrease in homes delivered, partially offset by a 3.5% increase in average sales price. The increase in average sales price was primarily due to the different mix of communities delivering, along with pricing pressure in certain communities, in the nine months ended July 31, 2015 compared to the same period of fiscal 2014. In addition, there was a $1.1 million decrease in land sales and other revenue for the nine months ended July 31, 2015 compared to the same period prior year.

Income before income taxes decreased $10.6 million compared to the prior year to a loss of $3.6 million for the nine months ended July 31, 2015. The decrease for the nine months ended July 31, 2015 was primarily due to the decrease in homebuilding revenue discussed above, along with a $3.1 million increase in selling, general and administrative costs, a $1.2 million increase in inventory impairments and land option write-offs and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 0.7% for the three months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to a 15.7% increase in average sales price, which was the result of the different mix of communities delivering, along with pricing pressure in certain communities, in the three months ended July 31, 2015 compared to the same period of fiscal 2014. The increase in homebuilding revenues was partially offset by a 12.6% decrease in homes delivered for the three months ended July 31, 2015 and a $0.9 decrease in land sales and other revenue.

Income before income taxes decreased $5.0 million to $17.2 million for the three months ended July 31, 2015.  The decrease was primarily due to a $0.3 million increase in selling, general and administrative costs, a $0.4 million increase in inventory impairments and land option write-offs and a slight decrease in gross margin percentage before interest expense for the three months ended July 31, 2015 compared to the same period of the prior year.

Homebuilding revenues increased 13.3% for the nine months ended July 31, 2015 compared to the same period in the prior year. The increase was primarily due to an 18.2% increase in average sales price, which was the result of the different mix of communities delivering, along with pricing pressure in certain communities, in the nine months ended July 31, 2015 compared to the same period of fiscal 2014, as well as price increases, primarily in the Texas market. The increase in homebuilding revenues was partially offset by a 4.0% decrease in homes delivered for the nine months ended July 31, 2015 and a $0.8 decrease in land sales and other revenue.

Income before income taxes decreased $5.7 million compared to the prior year to $42.5 million for the nine months ended July 31, 2015. The decrease was due to a $1.1 million increase in inventory impairments and land option write-offs, a $2.6 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense for the nine months ended July 31, 2015 compared to the same period of the prior year partially offset by the increase in homebuilding revenues discussed above.

West - Homebuilding revenues decreased 56.6% for the three months ended July 31, 2015 compared to the same period in the prior year. The decrease for the three months ended July 31, 2015 was attributed to a 30.8% decrease in homes delivered and a 37.3% decrease in average sales price, which was due to the different mix of communities delivering in the three months ended July 31, 2015 compared to the same period of the prior year.

Income before income taxes decreased $15.1 million to a loss of $4.0 million for the three months ended July 31, 2015. The decrease for the three months ended July 31, 2015 was primarily due to the decrease in homebuilding revenues discussed above and a $0.6 million decrease in income from unconsolidated joint ventures. In addition, there was a decrease in gross margin percentage before interest expense for the three months ended July 31, 2015 compared to the same period in the prior year.

Homebuilding revenues decreased 36.5% for the nine months ended July 31, 2015 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2015 was attributed to a 13.4% decrease in homes delivered and a 26.7% decrease in average sales price, which was due to the different mix of communities delivering in the nine months ended July 31, 2015 compared to the same period of the prior year.

Income before income taxes decreased $28.1 million compared to the prior year to a loss of $15.3 million for the nine months ended July 31, 2015. The decrease was due to the decrease in homebuilding revenue discussed above, a $2.0 million increase in inventory impairment loss and land option write-offs, a $0.4 million increase in selling, general and administrative costs and a $2.7 million decrease in income from unconsolidated joint ventures. In addition, there was a decrease in gross margin percentage before interest expense for the nine months ended July 31, 2015 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first nine months of fiscal 2015 and 2014, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 27.9% and 29.3%, respectively, of our total loans. While the origination of FHA/VA loans have decreased slightly from the nine months ended July 31, 2014 to the nine months ended July 31, 2015, our conforming conventional loan originations increased from 68.3% to 69.2% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2015, financial services provided a $6.1 million and $14.9 million pretax profit, respectively, compared to $3.9 million and $8.0 million of pretax profit for the same periods of fiscal 2014, respectively. Revenues were up 29.3% and 32.6% and costs were up 14.3% and 12.0% for the three and nine months ended July 31, 2015 compared to the three and nine months ended July 31, 2014, respectively. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 74.8% and 62.2% of our noncash homebuyers obtained mortgages originated by these subsidiaries ("mortgage capture rate") during the three months ended July 31, 2015 and 2014, respectively, and 73.1% and 64.3% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2015 and 2014, respectively. The increase in revenues was attributable to the increase in mortgage capture rate and average price of loans settled for the three and nine months ended July 31, 2015 compared to the same periods in the prior year. The increase in costs was attributed to the increase in the number of loans originated for the three and nine months ended July 31, 2015 compared to the same periods in the prior year. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased slightly to $15.9 million for the three months ended July 31, 2015 compared to $15.8 million for the three months ended July 31, 2014, and increased to $49.3 million for the nine months ended July 31, 2015 compared to $46.8 million for the nine months ended July 31, 2014. The increase in the three and nine months ended July 31, 2015 from the prior year period was primarily attributed to increased stock compensation costs and additional professional services expenses for various corporate operations.

Other Interest

Other interest increased $2.6 million for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 and increased $3.9 million for the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase in the three and nine months ended July 31, 2015 was attributed to the increase in interest incurred as a result of higher debt balances, thus more interest was required to be directly expensed, partially offset by the reduction in directly expensed interest as our assets that qualify for interest capitalization increased with the increase in inventory.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, rent expense for commercial office space, amortization of prepaid bond fees and noncontrolling interest relating to consolidated joint ventures. Other operations increased $0.4 million to $1.5 million for the three months ended July 31, 2015 compared to the three months ended July 31, 2014, and increased $1.5 million to $4.9 million for the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014. The increase for the three and nine months ended July 31, 2015 compared to the same period in the prior year was due to increased prepaid bond fees amortization as a result of additional debt issuances.

Total Taxes

The total income tax benefit of $2.3 million and $17.5 million recognized for the three and nine months ended July 31, 2015, respectively, was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain tax positions. The total income tax benefit of $1.7 million and $0.5 million recognized for the three and nine months ended July 31, 2014, respectively, was primarily due to a refund received for a loss carryback to a previously profitable year, partially offset by various state tax expenses and state tax reserves for uncertain state tax positions

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2014, and again at July 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as  positive earnings for the last two full fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, revenues, backlog, community count and deliveries compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence, we are currently in a three year cumulative loss position as of July 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. Thus, an entity that has suffered cumulative losses in recent years may find it difficult to support an assertion that a DTA could be realized if such an assertion is based on forecasts of future profitable results rather than an actual return to profitability. In other words, an entity that has cumulative losses generally should not use an estimate of future earnings to support a conclusion that realization of an existing DTA is more likely than not if such a forecast is not based on objectively verifiable information. An objectively verifiable estimate of future income in that instance would be based on operating results from the reporting entity's recent history.

We determined that the positive evidence noted above, including our two fiscal years of sustained operating profitability, outweighed the existing negative evidence and because of our current backlog, we expect to be in a three year cumulative income position by the end of fiscal 2015. Given that ASC 740 suggests using recent historical operating results in the instance where a three year cumulative loss position still exists, we used our recent historical profit levels in projecting our pretax income over the future years in assessing the utilization of our existing DTAs. Therefore, we concluded that it is more likely than not that we will realize a substantial portion of our DTAs, and that a full valuation allowance is not necessary. This analysis resulted in a partial reversal equal to $285.1 million of our valuation allowance against DTAs at October 31, 2014, leaving a remaining valuation allowance of $642.0 million at October 31, 2014. Our valuation allowance for deferred taxes amounted to $642.1 million at July 31, 2015.

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

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

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

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Availability and terms of financing to the Company;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2015, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2015 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	FV at 7/31/15

Long term debt (1):
Fixed rate	$194,479	$265,194	$127,593	$77,094	$151,536	$1,252,064	$2,067,960	$2,002,232
Weighted average interest rate	7.15%	6.75%	8.72%	6.23%	7.02%	7.27%	7.22%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75.0 million revolving Credit Facility under which there were no borrowings outstanding and $26.5 million of letters of credit issued as of July 31, 2015. See Note 10 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2015. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2015. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2015 and October 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 9, 2015
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 9, 2015
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller