Form 10-K
period 2015-10-31
HOVNANIAN ENTERPRISES INC
filed 2015-12-18
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2015

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Nonaccelerated Filer ☐    Smaller Reporting Company ☐

                      (Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $373,542,676.

As of the close of business on December 14, 2015, there were outstanding 131,532,118 shares of the Registrant’s Class A Common Stock and 14,985,081 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 15, 2016, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 318,000 homes, including 5,776 homes in fiscal 2015. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 219 communities in 34 markets in 16 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $116,000 to $1,673,000 with an average sales price, including options, of $379,000 nationwide in fiscal 2015.

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

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 18 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C. and West Virginia

Midwest: Illinois, Minnesota and Ohio

Southeast: Florida, Georgia, North Carolina and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Employees

We employed 2,078 full-time employees (whom we refer to as associates) as of October 31, 2015.

Corporate Offices and Available Information

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701. Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. In the last three years, we have grown our inventory, excluding inventory not owned, by approximately 71%, and our average active selling communities by approximately 27%. In addition, the dollar value of our homes in backlog increased 42.1% to $1.2 billion at October 31, 2015 compared to the year ended October 31, 2014 and the dollar value of net contracts increased 16.2% to $2.4 billion for the year ended October 31, 2015 as compared to the prior year. We expect this investment in new communities together with our backlog at October 31, 2015 and net contract dollars to begin to pay off in fiscal 2016 with increased revenues and profitability. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions.

In addition to our current focus on maintaining adequate liquidity and evaluating new investment opportunities, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

 Our goal is to become a significant builder in each of the selected markets in which we operate, which will enable us to achieve powers and economies of scale and differentiate ourselves from most of our competitors.

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our diverse product array includes single-family detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes.

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

Operating Policies and Procedures

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training - Our training is designed to provide our associates with the knowledge, attitudes, skills and habits necessary to succeed in their jobs. Our training department regularly conducts online or webinar training in sales, construction, administration and managerial skills.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2015, 2014 and 2013, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 4,730 lots, 5,148 lots and 1,611 lots, respectively, out of 20,653 total lots, 22,119 total lots and 17,134 total lots, respectively, under option, resulting in pretax charges of $4.7 million, $4.0 million and $2.6 million, respectively.

Design - Our residential communities are generally located in urban and suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities, such as swimming pools, tennis courts, clubhouses, open areas and tot lots, are frequently included.

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

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston and Dallas; and we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, New Jersey, North Carolina, South Carolina and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and preclosing quality control inspections as well as responding to postclosing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us or our subcontractors. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a limited warranty for the home’s materials and workmanship which follows each State’s applicable statute of repose. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in each of the states in which we build homes, except Ohio. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2015, for the markets in which our mortgage subsidiaries originated loans, 12.7% of our home buyers paid in cash and 74.6% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2015 were 27.1% Federal Housing Administration/Veterans Affairs (“FHA/VA”), 72.3% prime and 0.6% United States Department of Agriculture.

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

Current base prices for our homes in contract backlog at October 31, 2015, range from $175,000 to $855,000 in the Northeast, from $159,000 to $1,525,000 in the Mid-Atlantic, from $116,000 to $1,050,000 in the Midwest, from $124,000 to $1,000,000 in the Southeast, from $165,000 to $1,040,000 in the Southwest and from $178,000 to $1,673,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2015, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$189,049	380	$497,497
Mid-Atlantic	398,132	854	466,197
Midwest	311,364	958	325,015
Southeast	207,407	675	307,269
Southwest	822,371	2,263	363,399
West	159,806	377	423,889
Consolidated total	$2,088,129	5,507	$379,177
Unconsolidated joint ventures	119,920	269	445,799
Total including unconsolidated joint ventures	$2,208,049	5,776	$382,280

The value of our net sales contracts, excluding unconsolidated joint ventures, increased 16.2% to $2.4 billion for the year ended October 31, 2015 from $2.1 billion for the year ended October 31, 2014. The number of homes contracted increased 11.2% to 6,183 in fiscal 2015 from 5,559 in fiscal 2014. The increase in the number of homes contracted occurred along with a 9.0% increase in the number of open-for-sale communities from 201 at October 31, 2014 to 219 at October 31, 2015. We contracted an average of 30.0 homes per average active selling community in fiscal 2015 compared to 28.4 homes per average active selling community in fiscal 2014, a 5.6% increase in sales pace per community as our performance per community improved in fiscal 2015, especially in the latter half of the year.

 Information on the value of net sales contracts by segment for the years ended October 31, 2015 and 2014, is set forth below:

(Value of net sales contracts in thousands)	2015	2014	Percentage of Change
Northeast	$262,726	$243,055	8.1%
Mid-Atlantic	448,307	379,514	18.1%
Midwest	317,059	263,837	20.2%
Southeast	232,272	185,035	25.5%
Southwest	949,763	826,707	14.9%
West	238,080	208,273	14.3%
Consolidated total	$2,448,207	$2,106,421	16.2%
Unconsolidated joint ventures	202,879	127,270	59.4%
Total including unconsolidated joint ventures	$2,651,086	$2,233,691	18.7%

The following table summarizes our active selling communities under development as of October 31, 2015. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	12	2,281	1,061	293	927
Mid-Atlantic	40	4,937	2,209	453	2,275
Midwest	30	4,845	1,740	644	2,461
Southeast	33	3,450	1,106	279	2,065
Southwest	86	12,309	7,396	1,033	3,880
West	18	2,599	931	203	1,465
Total	219	30,421	14,443	2,905	13,073

(1)	Includes 255 home sites under option.

(2)	Of the total remaining homes available, 897 were under construction or completed (including 77 models and sales offices), and 5,081 were under option.

Backlog

At October 31, 2015 and 2014, including unconsolidated joint ventures, we had a backlog of signed contracts for 3,112 homes and 2,341 homes, respectively, with sales values aggregating $1.3 billion and $905.0 million, respectively. The majority of our backlog at October 31, 2015, is expected to be completed and closed within the next six to nine months. At November 30, 2015 and 2014, our backlog of signed contracts, including unconsolidated joint ventures, was 3,317 homes and 2,458 homes, respectively, with sales values aggregating $1.5 billion and $964.6 million, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 43 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, and some sections of the Mid-Atlantic and Midwest, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. In most markets, an additional deposit is required when the customer selects and commits to optional upgrades in the home. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2015, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 34,729 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	30	3,056	$240,494	$12,098
Owned	10	1,334		$98,775
Total	40	4,390		$110,873
Mid-Atlantic:
Under option(1)	20	1,157	$116,767	$3,950
Owned	11	1,703		$35,986
Total	31	2,860		$39,936
Midwest:
Under option(1)	6	917	$54,800	$1,008
Owned	6	482		$6,841
Total	12	1,399		$7,849
Southeast:
Under option(1)	21	3,478	$215,611	$4,493
Owned	9	441		$9,493
Total	30	3,919		$13,986
Southwest:
Under option(1)	37	1,884	$172,104	$13,750
Owned	2	109		$7,399
Total	39	1,993		$21,149
West:
Under option(1)	1	95	$11,125	$2,785
Owned	22	4,095		$17,925
Total	23	4,190		$20,710
Totals:
Under option(1)	115	10,587	$810,901	$38,084
Owned	60	8,164		$176,419
Combined total	175	18,751		$214,503

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2015, option fees and deposits aggregated $28.6 million. As of October 31, 2015, we spent an additional $9.4 million in nonrefundable predevelopment costs on such properties.

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

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston and Dallas; and we cannot predict the extent to which shortages in necessary materials or labor may occur in the future. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors.

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

Regulation and Environmental Matters

We are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement and sale of our communities in certain states and localities in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. See Risk Factors – “Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land, the homebuilding, sales, and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas”, Item 3 “Legal Proceedings” and Note 18 to the Consolidated Financial Statements.

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

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

•	Employment levels and job growth;

•	Availability of financing for home buyers;

•	Interest rates;

•	Foreclosure rates;

•	Inflation;

•	Adverse changes in tax laws;

•	Consumer confidence;

•	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

•	Population growth; and

•	Availability of water supply in locations in which we operate.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have a $75.0 million unsecured revolving credit facility that can be used for general purposes, or under which letters of credit may be issued. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions, can harm the local homebuilding business. For example, our production process slowed and our cost of operations increased in Texas during fiscal 2015 as a result of record wet conditions in this state. In August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during those months.

The difficulties described above could cause us to take longer and incur more costs to build our homes. In addition, our insurance may not fully cover business interruptions or losses caused by weather conditions and man-made or natural disasters and we may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. Some home buyers may also cancel or not honor their home sales contracts altogether.

The homebuilding industry experienced a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity, and results of operations.

The homebuilding industry experienced a significant and sustained downturn that began in 2007. The market has improved in the last few years, but was still near historical low volumes in 2015. An industry-wide softening of demand for new homes resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, depressed prices, and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011 and may continue to materially adversely affect our business and results of operations in future years. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory.

Several challenges, such as general U.S. economic weakness and uncertainty, historically low oil prices (which has affected our Texas markets), extreme weather conditions, increasing cycle times due to labor shortages, the restrictive mortgage lending environment and rising mortgage interest rates, could further impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results in some of our operating markets.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2015, including the debt of the subsidiaries that guarantee our debt, was $1,905.9 million ($1,895.2 million net of discount), which includes borrowings under our $75.0 million unsecured revolving credit facility under which at October 31, 2015, we had $2.1 million of borrowing capacity (net of $25.9 million in letters of credit outstanding under the facility) under the facility, subject to borrowing conditions; and

•

Our debt service payments for the 12-month period ended October 31, 2015, were $207.3 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of our amortizing notes, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

In addition, as of October 31, 2015, we had $28.5 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $2.6 million of cash. Our fees for these letters of credit for the year ended October 31, 2015, which are based on both the used and unused portion of the facilities and agreements, were $1.8 million. We also had substantial contractual commitments and contingent obligations, including $235.8 million of performance bonds as of October 31, 2015. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

Our significant amount of debt could have important consequences. For example, it could:

•	Limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

•	Require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business;

•	Place us at a competitive disadvantage because we have more debt than some of our competitors;

•	Limit our ability to implement our strategies and operational actions;

•	Require us to consider selling some of our assets or debt or equity securities, possibly on unfavorable terms, to satisfy obligations; and

•	Make us more vulnerable to downturns in our business and general economic conditions.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. We used $320.5 million and $190.6 million of cash from operating activities in the fiscal years ended October 31, 2015 and 2014, respectively, after taking into account land purchases, and currently expect to continue to generate negative or slightly positive cash flow, after taking into account land purchases. In addition, we have $172.7 million of 6.25% Senior Notes due on January 15, 2016 and $86.5 million of 7.5% Senior Notes due on May 15, 2016. While our preference is to refinance these near term maturities as they come due, in light of the availability of debt financing in the capital or loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. In June 2013, we entered into a new $75.0 million unsecured revolving credit facility under which letters of credit may be issued. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our senior secured notes may make it more difficult to raise additional financing in the future.

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

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In such a situation, we may be unable to amend the instrument or obtain a waiver. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt or negatively impact other covenants. In these situations, we may be unable to amend the applicable instrument or obtain a waiver without significant additional cost, or at all. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

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

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. For example, during fiscal 2011 and thereafter, credit agencies took a series of negative actions with respect to their credit ratings of us and our debt. More recently, in November and December 2015, Moody’s Investor Services and Fitch Ratings, respectively, took certain negative rating actions, including downgrades with respect to their credit ratings of us and our debt, as discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operation – Liquidity and Capital Resources.” Downgrades may make it more difficult and costly for us to access capital. Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. The construction of a customer’s home typically begins after signing the agreement of sale and can take six to nine months or more to complete. Weather-related problems, typically in the fall, winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse effect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to fund such investments.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The homebuilding industry is highly competitive for land that is suitable for residential development and the availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over bidding on land and lots, geographical or topographical constraints and restrictive governmental regulation. Should suitable land opportunities become less available, our ability to implement our strategies and operational actions would be limited and the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our significant debt obligations, which require substantial cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations, including as a result of inflation, could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years, including more recently in several geographies, including Houston and Dallas, which has resulted in longer delivery times. It is uncertain whether these shortages will continue as is, improve or worsen.

We rely on subcontractors to construct our homes and should our homes not be properly constructed, it may be costly.

We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors failed to properly construct our homes. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors and insurers.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies.” For example, while in fiscal 2015, 2014, 2013 and 2012, we did not have significant land option write-offs or impairments, during fiscal 2011, 2010 and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million, and $45.4 million, respectively. Also, in fiscal 2011, 2010 and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million and $614.1 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

We conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn has adversely impacted our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Events impacting these markets could also negatively affect the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Starting in 2007, many lenders have been significantly tightening their underwriting standards, even above the minimum standards set by Fannie Mae, Freddie Mac and HUD/FHA, and subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results. In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced in the past few years, which could further weaken home sales in general as mortgages may become more expensive and, if conforming loan limits are further reduced, it could have a material adverse effect on the Company. In addition, in 2010 HUD tightened FHA underwriting standards and the mortgage environment remains constrained. Any limitations or restrictions on the availability of those types of financing could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons, such as state and local law, his or her inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2015, including unconsolidated joint ventures, we had a backlog of signed contracts for 3,112 homes with a sales value aggregating $1.3 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under current tax law and policy. If the federal government or a state government were to change its income tax laws to eliminate or substantially limit these income tax deductions, as has been discussed from time to time, the after-tax cost of owning a new home would increase for many of our potential customers. The loss or reduction of these homeowner tax deductions, if such tax law changes were enacted without any offsetting legislation, would adversely impact demand for and sales prices of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2015, we had invested an aggregate of $61.2 million in these joint ventures, including advances to these joint ventures of $0.8 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

For example, in March 2013, we received a letter from the U.S. Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We have begun preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company's obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and the Company has responded to its information request.

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

As discussed in Item 3 - “Legal Proceedings,” in the ordinary course of business, we are involved in litigation from time to time, including with home buyers and other persons with whom we have contractual relationships. As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China (“Chinese Drywall”) that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation.

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. Our insurance companies have the right to review our claims and claims history, and do so from time to time, and could decline to pay on such claims if such reviews determine the claims did not meet the terms for coverage. For example, we had a dispute with XL, our prior insurance carrier, regarding coverage issues pertaining to the fiscal 2006 insurance policy, which was resolved as a result of mediation. See Item 3 - “Legal Proceedings.” Additionally, we may need to significantly increase our construction defect and home warranty reserves as a result of insurance not being available for any of the reasons discussed above, such claims or the results of our annual actuarial study.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

Our financial services segment originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. We have established reserves for potential losses. While we believe these reserves are adequate for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material. Further, an increase in the default rate on the mortgages we originate may adversely affect our ability to sell mortgages or the pricing we receive upon the sale of mortgages.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for home buyers but also for desirable properties, financing, raw materials, and skilled labor often within larger subdivisions designed, planned, and developed by other homebuilders. Our competitors include other local, regional, and national homebuilders, some of which have greater sales and financial resources or more established relationships with suppliers and subcontractors in the markets in which we operate. In addition, we compete with other housing alternatives, such as existing homes and rental housing. In the homebuilding industry, we compete primarily on the basis of reputation, price, location, design, quality, service and amenities. Our financial services segment competes with other mortgage bankers, primarily on the basis of fees, interest rates and other features of mortgage loan products.

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:

•	difficulty in acquiring suitable land at acceptable prices;

•	increased selling incentives;

•	lower sales;

•	delays in construction; or

•	impairment of our ability to implement our strategies and operational actions.

Any of these problems could increase costs and/or lower profit margins.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family, family trusts and shares held by the estate of our former chairman, Kevork S. Hovnanian, of Class A and Class B common stock that enabled them to cast approximately 58% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2015. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.5 billion through the fiscal year ended October 31, 2015, and we may generate net operating loss carryforwards in future years.

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

In August 2008, we announced that the Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code, and on December 5, 2008, our stockholders approved the Board’s decision to adopt the Rights Plan. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board of Directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $35.00 per share (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights. After the distribution date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the purchase price, that number of shares of Class A common stock or Class B common stock, as the case may be, having a market value of two times the purchase price. After the distribution date, our Board of Directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Junior Preferred Stock (or of a share of a similar class or series of Hovnanian’s preferred stock having similar rights, preferences and privileges) of equivalent value, per right (subject to adjustment).

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

Geopolitical events, acts of war or terrorism, civil unrest, or any outbreak or escalation of hostilities throughout the world or health pandemics, may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers. Further, perceived threats to national security and other actual or potential conflicts or wars and related geopolitical risks have created many economic and political uncertainties. If any such events were to occur, it could have a material adverse impact on our results of operations and financial condition.

We could be adversely impacted by the loss of key management personnel or if we fail to attract qualified personnel.

To a significant degree, our future success depends on the efforts of our senior management, many of whom have been with the Company for a significant number of years, and our ability to attract qualified personnel. Our operations could be adversely affected if key members of our senior management leave the Company or if we cannot attract qualified personnel to manage growth in our business.

Information technology failures and data security breaches could harm our business.

We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our backup systems, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through data-theft and cyber-attack), usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. If our computer systems and our backup systems are breached, compromised, damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information, including information about our business partners and home buyers, which could require us to incur significant costs to remediate or otherwise resolve these issues and could damage our reputation.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 457,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Included in this amount is 88,000 square feet of abandoned lease space.

ITEM 3

LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

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

The Company had been involved in a dispute with XL, its insurance carrier for the fiscal year ended October 31, 2006 through the fiscal year ended October 31, 2010, regarding coverage issues pertaining to the fiscal year 2006 insurance policy. Specifically, XL maintained that the Company had not satisfied its aggregate retention of $21 million for fiscal 2006 and therefore the Company’s submitted claims in excess of the aggregate retention for the fiscal year ended October 31, 2006 were not reimbursable by XL under the policy terms. To date, the Company has not met the aggregate retention for any of the other policy years. The Company provided XL with detailed information to support its position that the fiscal year 2006 aggregate retention has been exceeded by more than $30 million; however, XL disputed the Company’s interpretation of certain definitions within the policy and therefore was denying coverage. Because the parties were not successful in discussions to resolve the matter, the Company filed a Notice of Claim on November 26, 2014 with an arbitration panel, appointed by the Company and XL, in London to begin arbitration proceedings. In mid-2015, discovery commenced for both parties with documentation exchanged and motions heard with the arbitration panel. In June 2015, XL and the Company agreed to a two day mediation, which occurred in early September 2015 in London. As a consequence of the mediation, an agreement was reached under which XL made a payment in October 2015 to the Company to fully settle coverage for its 2006 and 2007 insurance policy years. The Company is therefore self-insured for those policy years (policy years 2008 through 2010 remain in effect). There was no financial impact from the settlement. For an additional discussion of construction defect reserves, see Note 16 to the Consolidated Financial Statements.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 482 stockholders of record at December 14, 2015. There is no established public trading market for our Class B Common Stock, which was held by 235 stockholders of record at December 14, 2015. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2015 and 2014:

	October 31, 2015		October 31, 2014
Quarter	High	Low	High	Low
First	$4.38	$3.32	$6.63	$4.80
Second	$3.87	$3.12	$6.18	$4.42
Third	$3.35	$1.97	$5.30	$4.00
Fourth	$2.35	$1.48	$4.35	$3.10

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2015. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2011
Revenues	$2,148,480	$2,063,380	$1,851,253	$1,485,353	$1,134,907
Expenses excluding inventory impairment loss and land option write-offs	2,162,370	2,044,718	1,835,633	1,550,406	1,323,316
Inventory impairment loss and land option write-offs	12,044	5,224	4,965	12,530	101,749
Total Expenses	2,174,414	2,049,942	1,840,598	1,562,936	1,425,065
(Loss) gain on extinguishment of debt	-	(1,155)	(760)	(29,066)	7,528
Income (loss) from unconsolidated joint ventures	4,169	7,897	12,040	5,401	(8,958)
(Loss) income before income taxes	(21,765)	20,180	21,935	(101,248)	(291,588)
State and federal income tax benefit	(5,665)	(286,964)	(9,360)	(35,051)	(5,501)
Net (loss) income	$(16,100)	$307,144	$31,295	$(66,197)	$(286,087)
Per share data:
Basic:
(Loss) income per common share	$(0.11)	$2.05	$0.22	$(0.52)	$(2.85)
Weighted-average number of common shares outstanding	146,899	146,271	145,087	126,350	100,444
Assuming dilution:
(Loss) income per common share	$(0.11)	$1.87	$0.22	$(0.52)	$(2.85)
Weighted-average number of common shares outstanding	146,899	162,441	162,329	126,350	100,444

Summary of Consolidated Balance Sheet Data

(In thousands)	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2011
Total assets	$2,602,298	$2,289,930	$1,759,130	$1,684,250	$1,602,180
Mortgages, lines of credit and revolving credit agreement	$315,249	$197,446	$172,299	$164,562	$95,598
Senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and TEU senior subordinated amortizing notes (net of discount)	$1,848,247	$1,657,557	$1,529,445	$1,542,196	$1,602,770
Total equity deficit	$(128,084)	$(117,799)	$(432,799)	$(485,345)	$(496,602)

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2015, a number of our operating results were positive compared to the same period of the prior year. For the year ended October 31, 2015, sale of homes revenue increased 3.7% as compared to the prior year. The increase was primarily due to a higher average price per home, which was a result of geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Net contracts per average active selling community increased to 30.0 for the year ended October 31, 2015 compared to 28.4 in the same period in the prior year. Active selling communities increased from 201 at October 31, 2014 to 219 at October 31, 2015. Net contracts increased 11.2% for the year ended October 31, 2015 as compared to the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased to 11.7% for the year ended October 31, 2015, which included a $15.2 million benefit from a reduction in reserves discussed further below, compared to 12.4% for the year ended October 31, 2014. Deliveries were relatively flat for the year ended October 31, 2015 compared to the same period of the prior year, partially resulting from extended cycle times due to labor shortages causing delays in deliveries. Despite the positive operating results, we also experienced some negative operating results. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 19.9% for the year ended October 31, 2014 to 17.6% for the year ended October 31, 2015. In the first and second quarters of fiscal 2015, we significantly discounted some of our started unsold homes (commonly referred to as “specs”) to sell them. In addition, we have been experiencing pricing pressure since midway through fiscal 2014, leading us to increase incentives and concessions on to be built homes, although to a lesser extent than on specs in the first half of fiscal 2015. Combined, this resulted in a decrease in gross margin percentage for the year ended October 31, 2015 as compared to the prior year. The decrease in gross margin for fiscal 2015 resulted in a net loss before income taxes of $21.8 million for the year ended October 31, 2015, which compares to net income of $20.2 million for the year ended October 31, 2014.

When comparing sequentially from the third quarter of fiscal 2015 to the fourth quarter of fiscal 2015, our gross margin percentage, before cost of sales interest expense and land charges, increased slightly to 18.0% compared to 17.8%. Selling, general and administrative costs decreased $15.9 million for the fourth quarter of fiscal 2015 compared to the third quarter of fiscal 2015, primarily due to an adjustment to our construction defect reserves, based on our annual actuarial estimates. Excluding this adjustment, selling, general and administrative costs remained flat. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 12.6% to 7.1% in the fourth quarter of fiscal 2015 compared to the third quarter of fiscal 2015 as a result of the decrease in selling, general and administrative costs, along with a 28.2% increase in homebuilding revenues in the fourth quarter.

We had 2,905 homes in backlog with a dollar value of $1.2 billion at October 31, 2015 (an increase of 42.1% in dollar value compared to the year ended October 31, 2014). Based on this backlog and the anticipated gross margin associated with this backlog, along with the increase in net contracts per average active selling community as well as our increase in community count, we believe that we are well-positioned for stronger results in fiscal 2016 compared with fiscal 2015. However, several challenges, such as general U.S. economic weakness and uncertainty, historically low oil prices (which has affected our Texas markets), extreme weather conditions, increasing cycle times due to labor shortages, the restrictive mortgage lending environment and rising mortgage interest rates, could further impact the housing market and, consequently, our performance. Additionally, we could be negatively impacted by our inability to access capital as described below under “ – Capital Resources and Liquidity.” Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results in some of our operating markets.

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, growing our community count and growing our revenues, which are critical to improving our financial performance. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. During the year ended October 31, 2015, we opened for sale 101 new communities and closed 83 communities, resulting in a net increase of 18 communities from 201 communities at October 31, 2014 to 219 communities at October 31, 2015. In addition, during the year ended October 31, 2015, we put under option or acquired approximately 10,000 lots in 172 wholly owned communities and walked away from 4,730 lots in 69 wholly owned communities. Homebuilding selling, general and administrative expenses decreased $3.1 million from $191.5 million for the year ended October 31, 2014 to $188.4 million for the year ended October 31, 2015. This decrease was primarily due to an adjustment to our construction defect reserves based on our annual actuarial estimates, partially offset by increases due to additional headcount related costs and increased architectural expense, related to recent and expected future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries in the year ended October 31, 2015 as compared to the year ended October 31, 2014. Corporate general and administrative expenses as a percentage of total revenue remained relatively flat at 2.9% for the year ended October 31, 2015 compared to 3.1% for the year ended October 31, 2014. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus, and as we generate revenue from our increased community count, we expect to be able to leverage these costs.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our consolidated balance sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale." As of October 31, 2015, the net book value associated with our 31 mothballed communities was $103.0 million, net of impairment charges recorded in prior periods of $334.5 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2015, we did not mothball any additional communities, or sell any mothballed communities, but re-activated 14 communities which were previously mothballed.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2015, we had $1.2 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned – specific performance options,” with a corresponding liability of $1.2 million recorded to “Liabilities from inventory not owned.” Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2015, inventory of $95.9 million was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $87.9 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheet, at October 31, 2015, inventory of $25.1 million was recorded as “Consolidated inventory not owned – other options,” with a corresponding amount of $16.8 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2013 to October 31, 2015 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $1.3 million and $0.6 million of our total inventories at October 31, 2015 and 2014, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2013, 2014 or 2015.

Post-Development Completion, Warranty Costs and Insurance Deductible Reserves - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2015 and 2014, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2015 and 2014 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2015 and 2014 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740-10, for more likely than not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Our homebuilding cash balance at October 31, 2015 decreased by $9.7 million from October 31, 2014 to $245.4 million at October 31, 2015. During the period, we spent $656.5 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $320.5 million of cash in operations. During the year ended October 31, 2015, cash provided by investing activities was $2.5 million, primarily related to decreases in our restricted cash. Cash provided by financing activities was $309.9 million during the year ended October 31, 2015, which included proceeds from the issuance of $250.0 million of senior unsecured notes in the first quarter of fiscal 2015 and $47.0 million drawn under our revolving credit facility, along with net proceeds from nonrecourse mortgages and model sale leasebacks during the period. Cash used in financing activities in the year ended October 31, 2015 included the use of cash to pay off our 11.875% Senior Notes at maturity and to repay certain of our land banking arrangements. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and land banking programs as our business needs dictate.

Our cash uses during the year ended October 31, 2015 and 2014 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, our revolving credit facility, model sale leasebacks, land banking deals, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2016 to finance our working capital requirements and other needs, and enable us to add new communities to grow our homebuilding operations.

We have $172.7 million of 6.25% Senior Notes due on January 15, 2016 and $86.5 million of 7.5% Senior Notes due on May 15, 2016. While our preference is to refinance these near term maturities as they come due, in light of the availability of debt financing in the capital and loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, as an alternative to refinancing, we have a number of means to provide sufficient liquidity to enable us to pay these bonds at maturity while continuing to execute our strategic objectives, which include growing our company. Such means include: additional land banking transactions, an increase in joint venture activity and/or project specific financings and model sale leasebacks. For example, we recently announced one new land banking arrangement with Domain Real Estate Partners for up to $125.0 million and an increase to the existing GSO Capital Partners LP arrangement for up to $175.0 million. In these arrangements, we sell certain of our existing land parcels to the land bank partner with an option to buy back finished lots subject to a cost of carry. We will receive a majority of the $300.0 million funds available under our land banking programs at the time we sell our existing land parcels to our land banking partners. The remainder of the land banking programs’ funds will be paid to us by our land banking partners as reimbursement of our land development costs as incurred.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through October 31, 2015, as a result of the new land purchases and land development, we have used cash in operations as we have added new communities. Looking forward, given the unstable housing market, we anticipate that it will continue to be difficult to generate positive cash flow from operations until we reach levels of sustained profitability higher than our recent fiscal years. However, we plan to continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability, including through land acquisitions.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2015 or 2014. As of October 31, 2015, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2015, 2014 and 2013, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On August 8, 2005, K. Hovnanian issued $300.0 million 6.25% Senior Notes due 2016. The 6.25% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our then existing revolving credit facility and for general corporate purposes, including acquisitions. These notes were the subject of a November 2011 exchange offer discussed below. On September 16, 2013, K. Hovnanian issued $41.6 million of additional 6.25% Senior Notes due 2016 at a price equal to 100% of their principal amount as discussed below.

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

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.” These notes were the subject of a November 2011 exchange offer discussed below. On October 15, 2015, the remaining $60.8 million of our 11.857% Senior Notes due 2015 matured and was paid.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and, together with the 5.0% 2021 Notes, the “2021 Notes”) in exchange for $195.0 million of certain of K Hovnanian’s unsecured senior notes with maturities ranging from 2014 through 2017. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”

The guarantees by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”) with respect to the 2021 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2015, the collateral securing the guarantees included (1) $50.9 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) $140.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $57.3 million as of October 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was $784.7 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $197.1 million as of October 31, 2015, which included $2.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

We may redeem some or all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018.

We may redeem some or all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2015, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

The net proceeds of the Units offering, along with the net proceeds from the 2020 Secured Notes Offering previously discussed, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and redemption of the remaining notes that were not purchased in the tender offer.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016, with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014, which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt” for fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

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

As of October 31, 2015, we had $992.0 million of outstanding senior secured notes ($981.3 million, net of discount), comprised of $577.0 million First Lien Notes, $220.0 million Second Lien Notes, $53.2 million 2.0% 2021 Notes and $141.8 million 5.0% 2021 Notes. As of October 31, 2015, we also had $780.3 million of outstanding senior notes, comprised of $172.8 million 6.25% Senior Notes due 2016, $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017, $150.0 million 7.0% Senior Notes due 2019 and $250.0 million 8.0% Senior Notes due 2019. In addition, as of October 31, 2015, we had outstanding $12.8 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $73.8 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units). Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2015 (see Note 22 to the Consolidated Financial Statements). In addition, the 2021 Notes are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

We have nonrecourse mortgage loans for certain communities totaling $143.9 million and $103.9 million at October 31, 2015 and 2014, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $388.1 million and $220.1 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 5.0% at October 31, 2015 and 2014, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $15.5 million and $16.6 million at October 31, 2015 and 2014, respectively. These loans had a weighted-average interest rate of 8.8% at October 31, 2015 and 7.0% at October 31, 2014. As of October 31, 2015, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.2 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020 and $8.4 million after 2020.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9 to the Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2015 there were $47.0 million of borrowings and $25.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility. As of October 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.6 million and $5.5 million letters of credit outstanding at October 31, 2015 and October 31, 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2015 and 2014, the amount of cash collateral in these segregated accounts was $2.6 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2015, is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19% at October 31, 2015, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $30.5 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 19, 2015 to extend the maturity date to February 18, 2016, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $29.7 million and $20.4 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on July 31, 2015, that is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.58% at October 31, 2015, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $30.1 million and $19.7 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 29, 2015 to extend the maturity date to June 28, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $18.6 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

On November 9, 2015, Moody’s Investor Services (“Moody’s”) took certain rating actions as follows:

●	Corporate Family Rating, downgraded to Caa1;
●	Probability of Default Rating, downgraded to Caa1;
●	Preferred stock, downgraded to Caa3;
●	First Lien Notes, downgraded to B1;
●	Second Lien Notes, downgraded to Caa1; and
●	Senior unsecured notes, downgraded to Caa2.

On December 9, 2015, Fitch Ratings (“Fitch”) took certain rating actions as follows:

●	Long-term Issuer Default Rating, downgraded to CCC;
●	First Lien Notes, downgraded to B;
●	Second Lien Notes, downgraded to CCC-;
●	Senior unsecured notes, downgraded to CCC-; and
●	Series A perpetual preferred stock, downgraded to C.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue. A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital. However, due to the alternative means of providing us with sufficient liquidity as discussed above, these downgrades to our credit ratings are not anticipated to materially impact management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory, excluding consolidated inventory not owned, increased $287.0 million during the year ended October 31, 2015 from October 31, 2014. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $17.6 million, in the Mid-Atlantic by $38.8 million, in the Midwest by $27.4 million, in the Southeast by $57.2 million, in the Southwest by $52.5 million and in the West by $93.5 million. The increases were primarily attributable to new land purchases and land development during the period, partially offset by home deliveries. During the year ended October 31, 2015, we had impairments in the amount of $7.3 million resulting from lowering prices due to increased competition from new communities by other homebuilders as well as weak economic conditions in certain markets. We wrote off costs in the amount of $4.7 million during the year ended October 31, 2015 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2015 are expected to be closed during the next six to nine months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $13.3 million. Consolidated inventory not owned consists of specific performance options and other options that were included in our Consolidated Balance Sheet in accordance with US GAAP. The increase in consolidated inventory not owned from October 31, 2014 to October 31, 2015 was primarily due to an increase in the sale and leaseback of certain model homes, partially offset by a decrease in land banking transactions during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2015, inventory of $25.1 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $16.8 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale for accounting purposes. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2015, inventory of $95.9 million was recorded to “Consolidated inventory not owned - other options,” with a corresponding amount of $87.9 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2015, we had $1.2 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned-specific performance options,” with a corresponding liability of $1.2 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2015, we had mothballed land in 31 communities. The book value associated with these communities at October 31, 2015 was $103.0 million, which was net of impairment charges recorded in prior periods of $334.5 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2015, we did not mothball any additional communities, or sell any mothballed communities, but re-activated 14 communities which were previously mothballed.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $1.3 million and $0.6 million of our total inventories at October 31, 2015 and October 31, 2014, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in remaining home sites available at October 31, 2015 compared to October 31, 2014 is attributable to terminating certain option agreements and delivering homes, partially offset by signing new land option agreements and acquiring new land parcels.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2015:
Northeast	5,610	293	5,317
Mid-Atlantic	5,588	453	5,135
Midwest	4,504	644	3,860
Southeast	6,263	279	5,984
Southwest	6,906	1,033	5,873
West	5,858	203	5,655
Consolidated total	34,729	2,905	31,824
Unconsolidated joint ventures	3,124	207	2,917
Total including unconsolidated joint ventures	37,853	3,112	34,741
Owned	18,612	2,456	16,156
Optioned	15,923	255	15,668
Construction to permanent financing lots	194	194	-
Consolidated total	34,729	2,905	31,824
Lots controlled by unconsolidated joint ventures	3,124	207	2,917
Total including unconsolidated joint ventures	37,853	3,112	34,741

October 31, 2014:
Northeast	5,293	146	5,147
Mid-Atlantic	5,949	371	5,578
Midwest	4,798	665	4,133
Southeast	6,458	232	6,226
Southwest	6,432	770	5,662
West	6,023	45	5,978
Consolidated total	34,953	2,229	32,724
Unconsolidated joint ventures	2,867	112	2,755
Total including unconsolidated joint ventures	37,820	2,341	35,479
Owned	17,720	1,746	15,974
Optioned	16,971	221	16,750
Construction to permanent financing lots	262	262	-
Consolidated total	34,953	2,229	32,724
Lots controlled by unconsolidated joint ventures	2,867	112	2,755
Total including unconsolidated joint ventures	37,820	2,341	35,479

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease from October 31, 2014 to October 31, 2015 is due to a concerted effort to reduce our started unsold homes inventory.

	October 31, 2015			October 31, 2014
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	68	14	82	111	2	113
Mid-Atlantic	132	13	145	181	12	193
Midwest	61	3	64	59	13	72
Southeast	99	17	116	107	23	130
Southwest	395	4	399	413	6	419
West	65	26	91	65	1	66
Total	820	77	897	936	57	993
Started or completed unsold homes and models per active selling communities(1)	3.7	0.4	4.1	4.6	0.3	4.9

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 219 and 201 at October 31, 2015 and 2014, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Homebuilding – Restricted cash and cash equivalents decreased $5.8 million from October 31, 2014 to $7.3 million at October 31, 2015. The decrease is primarily due to a decrease in the cash collateral required on certain of our letters of credit issued under our stand alone letter of credit facilities/agreements, corresponding to a decrease in the letters of credit outstanding at October 31, 2015 as compared to October 31, 2014.

Investments in and advances to unconsolidated joint ventures decreased $2.7 million during the fiscal year ended October 31, 2015 compared to October 31, 2014. The decrease was primarily due to partnership distributions, partially offset by additional investments during the period, along with the timing of advances at October 31, 2015 as compared to October 31, 2014. At both October 31, 2015 and 2014, we had investments in nine homebuilding joint ventures. We also had an investment in one land development joint venture as of each of October 31, 2015 and October 31, 2014. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $22.2 million from October 31, 2014 to $70.3 million at October 31, 2015. The decrease was primarily due to receivables from our insurance carriers for certain warranty claims collected during the period. When reserves for claims are recorded or paid by us, the portion that is probable for recovery from insurance carriers is recorded as a receivable. This decrease was partially offset by an increase in refundable deposits during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2015	October 31, 2014	Dollar Change
Prepaid insurance	$2,389	$3,378	$(989)
Prepaid project costs	42,459	32,186	10,273
Net rental properties	924	1,456	(532)
Other prepaids	31,496	32,184	(688)
Other assets	403	154	249
Total	$77,671	$69,358	$8,313

Prepaid insurance decreased $1.0 million due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $10.3 million from October 31, 2014 to October 31, 2015 was associated with the opening of 101 new communities during fiscal 2015. Other prepaids decreased $0.7 million during the period, primarily due to the amortization of prepaid bond fees.

Financial Services - Restricted cash and cash equivalents increased $3.0 million to $19.2 million at October 31, 2015. The increase was primarily related to an increase in the volume and timing of home closings at the end of fiscal 2015 compared to the end of fiscal 2014.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $124.1 million and $92.1 million at October 31, 2015 and 2014, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2014 was related to an increase in the volume of loans originated during the fourth quarter of 2015 compared to the fourth quarter of 2014, along with an increase in the average loan value.

Income Taxes Receivable increased $5.8 million from $284.5 million at October 31, 2014 to $290.3 million at October 31, 2015 primarily due to an increase in deferred federal taxes, as a result of the loss before income taxes for the year ended October 31, 2015, as discussed under “- Results of Operations” and Note 11 to the Consolidated Financial Statements.

Nonrecourse mortgages increased to $143.9 million at October 31, 2015, from $103.9 million at October 31, 2014. The increase was primarily due to new mortgages for communities across all homebuilding segments obtained during fiscal 2015, partially offset by reductions in nonrecourse mortgages that existed as of October 31, 2014.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2015	October 31, 2014	Dollar Change
Accounts payable	$144,735	$119,657	$25,078
Reserves	140,566	183,231	(42,665)
Accrued expenses	19,280	22,490	(3,210)
Accrued compensation	36,349	37,689	(1,340)
Other liabilities	7,586	7,809	(223)
Total	$348,516	$370,876	$(22,360)

The increase in accounts payable was primarily related to the timing of invoices and payments, due to an increase in construction spending during the period, which correlates to the increase in backlog from October 31, 2014 to October 31, 2015. Reserves decreased during fiscal 2015 primarily because of the conclusion of the D’Andrea litigation discussed in Note 18 to the Consolidated Financial Statements and our reserves related to construction defects were reduced as a result of the annual actuarial study as discussed in Note 16 to the Consolidated Financial Statements. The decrease in accrued expenses was primarily due to the amortization of accruals related to abandoned lease space along with the timing of other accruals. The decrease in accrued compensation is primarily due to accrued bonuses payable at the end of fiscal 2015 as compared to the end of fiscal 2014.

Customers’ deposits increased $9.2 million to $44.2 million at October 31, 2015. The increase was primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $13.5 million to $105.9 million at October 31, 2015. The increase was due to an increase in the sale and leaseback of certain model homes accounted for as financing transactions, partially offset by a decrease in land banking and specific performance transactions during the period as described above.

Financial Services - Accounts payable and other liabilities increased $5.6 million to $27.9 million at October 31, 2015. The increase was primarily related to the increase in Financial Services restricted cash during the period, due to an increase in the volume and timing of home closings during the fourth quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Financial Services - Mortgage warehouse lines of credit increased $32.0 million from $76.9 million at October 31, 2014, to $108.9 million at October 31, 2015. The increase correlates to the increase in the volume of mortgage loans held for sale during the period as discussed above.

Accrued interest increased $8.2 million to $40.4 million at October 31, 2015. This increase was primarily due to interest related to our 8.0% Senior Notes issued in November 2014.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Homebuilding:
Sale of homes	$75,116	$228,686	$378,747
Land sales	(4,374)	(12,487)	(14,077)
Other revenues	107	1,241	(7,762)
Financial services	14,251	(5,313)	8,992
Total change	$85,100	$212,127	$365,900
Total revenues percent change	4.1%	11.5%	24.6%

Homebuilding

Sale of homes revenues increased $75.1 million, or 3.7%, for the year ended October 31, 2015, increased $228.7 million, or 12.8%, for the year ended October 31, 2014 and increased $378.7 million, or 26.9%, for the year ended October 31, 2013 as compared to the same period of the prior year. The increased revenues in fiscal 2015 were primarily due to the average price per home increasing to $379,177 in fiscal 2015 from $366,202 in fiscal 2014. The increased revenues in fiscal 2014 were primarily due to the number of home deliveries increasing 4.4% and the average price per home increasing to $366,202 in fiscal 2014 from $338,839 in fiscal 2013. The increased revenues in fiscal 2013 were primarily due to the number of home deliveries increasing 12.6% and the average price per home increasing to $338,839 in fiscal 2013 from $300,595 in fiscal 2012. For fiscal 2015 and 2014, the fluctuations in average prices were a result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Our ability to raise prices in fiscal 2015 and 2014 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain communities, especially with respect to spec homes in the first half of fiscal 2015. During fiscal 2013, we were able to raise prices in a number of our communities. For information on land sales, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Northeast:
Housing revenues	$189,049	$274,734	$279,695
Homes delivered	380	550	617
Average price	$497,497	$499,516	$453,314
Mid-Atlantic:
Housing revenues	$398,132	$331,759	$288,323
Homes delivered	854	701	623
Average price	$466,197	$473,266	$462,798
Midwest:
Housing revenues	$311,364	$225,958	$162,758
Homes delivered	958	789	657
Average price	$325,015	$286,386	$247,730
Southeast:
Housing revenues	$207,407	$202,620	$146,264
Homes delivered	675	652	535
Average price	$307,269	$310,768	$273,391
Southwest:
Housing revenues	$822,371	$747,753	$684,258
Homes delivered	2,263	2,389	2,331
Average price	$363,399	$312,998	$293,547
West:
Housing revenues	$159,806	$230,189	$223,029
Homes delivered	377	416	503
Average price	$423,889	$553,337	$443,398
Consolidated total:
Housing revenues	$2,088,129	$2,013,013	$1,784,327
Homes delivered	5,507	5,497	5,266
Average price	$379,177	$366,202	$338,839
Unconsolidated joint ventures:
Housing revenues	$119,920	$164,082	$306,174
Homes delivered	269	437	664
Average price	$445,799	$375,475	$461,105
Total including unconsolidated joint ventures:
Housing revenues	$2,208,049	$2,177,095	$2,090,501
Homes delivered	5,776	5,934	5,930
Average price	$382,280	$366,885	$352,530

The increase in housing revenues during year ended October 31, 2015, as compared to year ended October 31, 2014, was primarily attributed to an increase in average sales price. Housing revenues and average sales prices in fiscal 2015 increased in all of our homebuilding segments combined by 3.7% and 3.5%, respectively, excluding joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2015 as compared to fiscal 2014 by 21.8%, 21.4% and 3.5% in the Mid-Atlantic, Midwest and Southeast, respectively, and decreased by 30.9%, 5.3% and 9.4% in the Northeast, Southwest and West, respectively. Overall in fiscal 2015 as compared to fiscal 2014 homes delivered only increased 0.2% across all our segments, excluding unconsolidated joint ventures.

The increase in housing revenues during year ended October 31, 2014, as compared to year ended October 31, 2013, was primarily attributed to an increase in deliveries and average sales price. The increase in deliveries was primarily due to the increase in community count. Housing revenues and average sales prices in fiscal 2014 increased in all of our homebuilding segments combined by 12.8% and 8.1%, respectively, excluding joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2014 as compared to fiscal 2013 by 12.5%, 20.1%, 21.9% and 2.5% in the Mid-Atlantic, Midwest, Southeast and Southwest, respectively, and decreased by 10.9% and 17.3% in the Northeast and West, respectively.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2015, 2014 and 2013 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Housing revenues:
Northeast	$63,175	$36,109	$39,123	$50,642
Mid-Atlantic	127,233	113,886	76,102	80,911
Midwest	91,122	82,618	73,214	64,410
Southeast	63,074	57,294	49,255	37,784
Southwest	262,713	203,075	189,974	166,609
West	66,013	33,174	27,504	33,115
Consolidated total	$673,330	$526,156	$455,172	$433,471
Sales contracts (net of cancellations):
Northeast	$66,846	$69,410	$69,717	$56,753
Mid-Atlantic	114,191	115,164	116,843	102,109
Midwest	73,693	70,578	101,807	70,981
Southeast	58,382	54,776	66,824	52,290
Southwest	216,371	248,907	290,901	193,584
West	95,419	60,573	54,648	27,440
Consolidated total	$624,902	$619,408	$700,740	$503,157

	Quarter Ended
(In thousands)	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Housing revenues:
Northeast	$95,886	$60,165	$65,550	$53,133
Mid-Atlantic	113,144	89,834	68,431	60,350
Midwest	78,203	55,392	48,624	43,739
Southeast	57,297	55,403	50,792	39,128
Southwest	254,668	200,788	164,212	128,085
West	82,325	76,425	40,693	30,746
Consolidated total	$681,523	$538,007	$438,302	$355,181
Sales contracts (net of cancellations):
Northeast	$51,176	$64,356	$75,485	$52,038
Mid-Atlantic	96,981	91,701	119,935	70,897
Midwest	77,917	72,287	65,242	48,391
Southeast	51,495	39,855	59,467	34,218
Southwest	194,178	204,460	269,985	158,084
West	40,030	44,686	79,167	44,390
Consolidated total	$511,777	$517,345	$669,281	$408,018

	Quarter Ended
(In thousands)	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Housing revenues:
Northeast	$105,914	$66,447	$53,099	$54,234
Mid-Atlantic	89,048	89,123	57,706	52,447
Midwest	53,313	37,918	39,356	32,172
Southeast	45,276	35,265	37,119	28,605
Southwest	220,948	181,593	160,988	120,728
West	63,595	52,030	61,308	46,095
Consolidated total	$578,094	$462,376	$409,576	$334,281
Sales contracts (net of cancellations):
Northeast	$68,499	$69,118	$86,311	$45,356
Mid-Atlantic	71,797	79,104	89,896	69,922
Midwest	59,808	57,066	60,898	39,988
Southeast	42,901	54,581	51,479	33,263
Southwest	149,594	195,403	235,517	159,269
West	50,747	39,322	55,461	49,148
Consolidated total	$443,346	$494,594	$579,562	$396,946

Contracts per average active selling community in fiscal 2015 were 30.0 compared to fiscal 2014 of 28.4. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments during fiscal 2015. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2015	2014	2013	2012	2011
First	16%	18%	16%	21%	22%
Second	16%	17%	15%	16%	20%
Third	20%	22%	17%	20%	18%
Fourth	20%	22%	23%	23%	21%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2015	2014	2013	2012	2011
First	11%	11%	12%	18%	18%
Second	14%	17%	15%	21%	22%
Third	13%	13%	12%	18%	20%
Fourth	12%	14%	14%	18%	18%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. The contract cancellations over the past several years, as shown in the tables above, have been within what we believe to be a normal range. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars In thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Northeast:
Total contract backlog	$147,004	$73,327	$105,006
Number of homes	293	146	220
Mid-Atlantic:
Total contract backlog	$239,099	$188,923	$141,168
Number of homes	453	371	271
Midwest:
Total contract backlog	$194,290	$188,595	$150,716
Number of homes	644	665	605
Southeast:
Total contract backlog	$105,935	$81,071	$98,656
Number of homes	279	232	308
Southwest:
Total contract backlog	$422,711	$295,319	$216,367
Number of homes	1,033	770	677
West:
Total contract backlog	$106,886	$28,612	$50,526
Number of homes	203	45	86
Totals:
Total consolidated contract backlog	$1,215,925	$855,847	$762,439
Number of homes	2,905	2,229	2,167

 Contract backlog dollars increased 42.1% as of October 31, 2015 compared to October 31, 2014, while the number of homes in backlog increased 30.3% for the same period. The increase in backlog is driven by an 11.2% increase in net contracts, excluding unconsolidated joint ventures, for the year ended October 31, 2015 compared to the prior fiscal year. In the month of November 2015, excluding unconsolidated joint ventures, we signed an additional 477 net contracts amounting to $194.6 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Sale of homes	$2,088,129	$2,013,013	$1,784,327
Cost of sales, net of impairment reversals and excluding interest expense	1,721,336	1,612,122	1,426,032
Homebuilding gross margin, before cost of sales interest expense and land charges	366,793	400,891	358,295
Cost of sales interest expense, excluding land sales interest expense	59,574	53,101	51,939
Homebuilding gross margin, after cost of sales interest expense, before land charges	307,219	347,790	306,356
Land charges	12,044	5,224	4,965
Homebuilding gross margin, after cost of sales interest expense and land charges	$295,175	$342,566	$301,391
Gross margin percentage, before cost of sales interest expense and land charges	17.6%	19.9%	20.1%
Gross margin percentage, after cost of sales interest expense, before land charges	14.7%	17.3%	17.2%
Gross margin percentage after cost of sales interest expense and land charges	14.1%	17.0%	16.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013
Sale of homes	100%	100%	100%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	72.0%	70.3%	70.0%
Commissions	3.6%	3.4%	3.3%
Financing concessions	1.4%	1.3%	1.4%
Overheads	5.4%	5.1%	5.2%
Total cost of sales, before interest expense and land charges	82.4%	80.1%	79.9%
Gross margin percentage, before cost of sales interest expense and land charges	17.6%	19.9%	20.1%
Cost of sales interest	2.9%	2.6%	2.9%
Gross margin percentage, after cost of sales interest expense and before land charges	14.7%	17.3%	17.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land impairment and option write-off charges, decreased to 17.6% for the year ended October 31, 2015 compared to 19.9% for the same period last year. During the first half of fiscal 2015, we significantly discounted some of our spec homes to sell them. In addition, we have experienced pricing pressure since midway through fiscal 2014, leading us to increase incentives and concessions on to be built homes as well, although to a lesser extent than started unsold homes. Combined, this resulted in a decrease in gross margin percentage for fiscal 2015 compared to fiscal 2014. The slight decrease in gross margin percentage during the year ended October 31, 2014 was due to minor increases in price concessions and direct costs from some of our communities delivering homes that year. For the years ended October 31, 2015, 2014 and 2013, gross margin was favorably impacted by the reversal of prior period inventory impairments of $35.6 million, $48.0 million and $60.5 million, respectively, which represented 1.7%, 2.4% and 3.4%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $12.0 million, $5.2 million and $5.0 million during the years ended October 31, 2015, 2014 and 2013, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2015, 2014 and 2013, we wrote off residential land options and approval and engineering costs totaling $4.7 million, $4.0 million and $2.6 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2015, and all segments except the West in fiscal 2014 and 2013. The inventory impairments amounted to $7.3 million, $1.2 million and $2.4 million for the years ended October 31, 2015, 2014 and 2013, respectively. For the past three years, inventory impairments were lower than they had been in several previous years. It is difficult to predict if impairment levels will remain low, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2015. In fiscal 2015, we walked away from 22.9% of all the lots we controlled under option contracts. The remaining 77.1% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2015:

(In millions)	Dollar Amount of Walk Away	Number of Walk- Away Lots	% of Walk- Away Lots	Total Option Lots(1)	Walk- Away Lots as a % of Total Option Lots
Northeast	$0.9	802	17.0%	4,060	19.8%
Mid-Atlantic	0.2	325	6.9%	3,144	10.3%
Midwest	0.6	876	18.5%	2,189	40.0%
Southeast	1.3	1,629	34.4%	5,774	28.2%
Southwest	1.4	957	20.2%	4,935	19.4%
West	0.3	141	3.0%	551	25.6%
Total	$4.7	4,730	100.0%	20,653	22.9%

(1)	Includes lots optioned at October 31, 2015 and lots optioned that the Company walked away from in the year ended October 31, 2015.

The following table represents impairments by segment for the year ended October 31, 2015:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$0.8	11.0%	$0.9	88.9%
Mid-Atlantic	0.9	12.3%	2.5	36.0%
Midwest	1.3	17.8%	8.4	15.5%
Southeast	2.5	34.2%	10.1	24.8%
Southwest	-	0%	-	0%
West	1.8	24.7%	7.5	24.0%
Total	$7.3	100.0%	$29.4	24.8%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Land and lot sales	$850	$5,224	$17,711
Cost of sales, net of impairment reversals and excluding interest	702	3,077	16,012
Land and lot sales gross margin, excluding interest	148	2,147	1,699
Land and lot sales interest expense	39	865	291
Land and lot sales gross margin, including interest	$109	$1,282	$1,408

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were three land sales in the year ended October 31, 2015, compared to 13 in the same period of the prior year, resulting in a $4.4 million decrease in land sales revenue. There were 13 land sales in the year ended October 31, 2014, compared to 14 in the same period of the prior year. Despite one less number of land sales in the period, revenue associated therewith can vary significantly due to the mix of land parcels sold. For example, there was one significant land sale in the Southwest during the year ended October 31, 2013, resulting in a decrease of $12.5 million in land sales revenue for the year ended October 31, 2014.

Land sales and other revenues decreased $4.3 million and $11.2 million for the years ended October 31, 2015 and 2014 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease for the year ended October 31, 2014, compared to the year ended October 31, 2013, was mainly due to the decrease in land sales discussed above, offset by an increase among the various components of other revenue with $0.4 million coming from an increase in forfeited deposits.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $3.1 million to $188.4 million for the year ended October 31, 2015 as compared to the year ended October 31, 2014. This decrease was mainly due to the reduction of $15.2 million of our construction defect reserves based on our annual actuarial estimates, as discussed further in Note 16 to the Consolidated Financial Statements, partially offset by increases due to additional headcount related costs and increased architectural expense, related to recent and expected future community growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries in the year ended October 31, 2015 as compared to the year ended October 31, 2014. SGA increased $25.7 million to 191.5 million for the year ended October 31, 2014 compared to the year ended October 31, 2013. Approximately half of the increase was due to higher sales compensation, increased advertising costs and increased architectural expense, all related to recent and future community count growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries. The other half of the increase was due to increased staffing levels primarily associated with the new communities and increased compensation reflective of the competitive homebuilding market.

 Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2015	Variance 2015 Compared to 2014	2014	Variance 2014 Compared to 2013	2013
Northeast
Homebuilding revenue	$189,497	$(86,333)	$275,830	$(7,025)	$282,855
(Loss) income before income taxes	$(7,742)	$(225)	$(7,517)	$(9,036)	$1,519
Homes delivered	380	(170)	550	(67)	617
Average sales price	$497,497	$(2,019)	$499,516	$46,202	$453,314
Mid-Atlantic
Homebuilding revenue	$399,500	$66,871	$332,719	$43,416	$289,303
Income before income taxes	$21,431	$(2,466)	$23,897	$(491)	$24,388
Homes delivered	854	153	701	78	623
Average sales price	$466,197	$(7,069)	$473,266	$10,468	$462,798
Midwest
Homebuilding revenue	$311,449	$85,275	$226,174	$62,689	$163,485
Income before income taxes	$14,012	$(3,867)	$17,879	$5,609	$12,270
Homes delivered	958	169	789	132	657
Average sales price	$325,015	$38,629	$286,386	$38,656	$247,730
Southeast
Homebuilding revenue	$207,662	$2,991	$204,671	$57,101	$147,570
(Loss) income before income taxes	$(6,330)	$(15,577)	$9,247	$2,792	$6,455
Homes delivered	675	23	652	117	535
Average sales price	$307,269	$(3,499)	$310,768	$37,377	$273,391
Southwest
Homebuilding revenue	$823,853	$72,427	$751,426	$54,068	$697,358
Income before income taxes	$67,437	$(7,090)	$74,527	$(1,932)	$76,459
Homes delivered	2,263	(126)	2,389	58	2,331
Average sales price	$363,399	$50,401	$312,998	$19,451	$293,547
West
Homebuilding revenue	$159,969	$(70,339)	$230,308	$7,222	$223,086
(Loss) income before income taxes	$(17,145)	$(38,448)	$21,303	$6,905	$14,398
Homes delivered	377	(39)	416	(87)	503
Average sales price	$423,889	$(129,448)	$553,337	$109,939	$443,398

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 31.3% in fiscal 2015 compared to fiscal 2014 primarily due to a 30.9% decrease in homes delivered, a 0.4% decrease in average selling price and a $0.6 million decrease in land sales and other revenue. The decrease in average sales prices was the result of the mix of communities delivering, along with pricing pressure in certain communities in fiscal 2015 compared to fiscal 2014. Loss before income taxes increased $0.2 million to a loss of $7.7 million, which was mainly due to the decrease in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2015 compared to fiscal 2014.

Homebuilding revenues decreased 2.5% in fiscal 2014 compared to fiscal 2013 primarily due to a 10.9% decrease in homes delivered and a $2.1 million decrease in land sales and other revenue, partially offset by a 10.2% increase in average selling price. The increase in average sales prices was the result of the mix of communities delivering in fiscal 2014 compared to fiscal 2013. Income before income taxes decreased $9.0 million to a loss of $7.5 million, compared to income before income taxes in the prior year of $1.5 million, which was mainly due to a $7.9 million increase in selling, general and administrative costs, a decrease of $5.0 million in income from unconsolidated joint ventures and a slight decrease in gross margin percentage before interest expense for fiscal 2014 compared to fiscal 2013.

Mid-Atlantic – Homebuilding revenues increased 20.1% in fiscal 2015 compared to fiscal 2014 primarily due to a 21.8% increase in homes delivered, partially offset by a 1.5% decrease in average selling price. The decrease in average sales price was due to the mix of communities delivering, along with pricing pressure in certain communities in fiscal 2015 compared to fiscal 2014. Income before income taxes decreased $2.5 million to $21.4 million, due mainly to a $1.9 million increase in selling, general and administrative costs, a $0.9 million increase in inventory impairment loss and land option write-offs, partially offset by the increase in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2015 compared to fiscal 2014.

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

Midwest – Homebuilding revenues increased 37.7% in fiscal 2015 compared to fiscal 2014. The increase was primarily due to a 21.4% increase in homes delivered and a 13.5% increase in average sales price. The increase in average sales price was due to the mix of communities delivering in fiscal 2015 compared to fiscal 2014. Income before income taxes decreased $3.9 million to $14.0 million. The decrease in income was primarily due to a $10.7 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense, partially offset by the increase in homebuilding revenues discussed above.

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

Southeast – Homebuilding revenues increased 1.5% in fiscal 2015 compared to fiscal 2014. The increase was primarily due to a 3.5% increase in homes delivered, partially offset by a 1.1% decrease in average sales price. The decrease in average sales price was due to the mix of communities delivering, along with pricing pressure in certain communities in fiscal 2015 compared to fiscal 2014. Income before income taxes decreased $15.6 million to a loss of $6.3 million due to a $5.4 million increase in selling, general and administrative costs, a $3.1 million increase in inventory impairment loss and land option write-offs and a slight decrease in gross margin percentage before interest expense.

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

Southwest – Homebuilding revenues increased 9.6% in fiscal 2015 compared to fiscal 2014 primarily due to a 16.1% increase in average sales price, partially offset by a 5.3% decrease in homes delivered and a $2.2 million decrease in land sales and other revenue. The increase in average sales price was due to the mix of communities delivering in fiscal 2015 compared to fiscal 2014. Income before income taxes decreased $7.1 million to $67.4 million in fiscal 2015 mainly due to a $2.3 million increase in selling, general and administrative costs, the decrease in land sales and other revenue discussed above and a slight decrease in gross margin percentage before interest expense, offset by the increase in homebuilding revenues discussed above.

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

West – Homebuilding revenues decreased 30.5% in fiscal 2015 compared to fiscal 2014 primarily due to a 23.4% decrease in average sales price and a 9.4% decrease in homes delivered, which was due to the different mix of communities delivering, along with pricing pressure in certain communities in fiscal 2015 compared to fiscal 2014. Income before income taxes decreased $38.4 million to a loss of $17.1 million in fiscal 2015 due mainly to a $1.5 million increase in selling, general and administrative costs, a $2.1 million increase in inventory impairment loss and land option write-offs, a significant decrease in gross margin percentage before interest expense and the decrease in homebuilding revenues discussed above.

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

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2015, 2014 and 2013, FHA/VA loans represented 27.1%, 28.4%, and 32.7%, respectively, of our total loans. While the origination of FHA/VA loans have decreased over the last three fiscal years, our conforming conventional loan originations as a percentage of our total loans increased from 62.7% for fiscal 2013 to 69.2% for fiscal 2014 and was flat at 69.2% for fiscal 2015. The remaining 3.7%, 2.4% and 4.6% of our loan originations represent USDA and jumbo loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2015, 2014, and 2013, financial services provided a $24.7 million, $13.8 million and $18.7 million pretax profit, respectively. In fiscal 2015, financial services pretax profit increased $10.9 million due to the increase in mortgage capture rate and the average price of loans settled. In fiscal 2014, financial services pretax profit decreased $4.9 million compared to fiscal 2013 due to a decrease in the number of mortgage originations, as the percentage of our noncash home buyers that obtained mortgages from our subsidiary decreased by 600 basis points. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 75%, 65%, and 71% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2015, 2014, and 2013, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $0.9 million for the year ended October 31, 2015 compared to the year ended October 31, 2014, and increased $9.0 million for the year ended October 31, 2014 compared to the year ended October 31, 2013. The decrease in expense for fiscal 2015 was due mainly to lower stock compensation expense largely due to the impact of lower stock prices on stock awards granted in fiscal 2015, including under the Company’s 2013 long term incentive plan, which reached the end of its measurement period on October 31, 2015. See the discussion of the stock awards granted under the Company’s 2013 long term incentive plan in Note 15 to the Consolidated Financial Statements. The increase in expenses for fiscal 2014 was attributed to increased total compensation as a result of an increase in headcount, additional expenses related to earned amounts under the company’s 2010 long-term incentive plan and increased professional services for various corporate operations.

Other Interest

Other interest increased $4.5 million to $91.8 million for the year ended October 31, 2015 compared to October 31, 2014, but had decreased $3.9 million to $87.4 million for the year ended October 31, 2014 compared to October 31, 2013. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. For fiscal 2015, other interest increased despite a continued increase in inventory because interest incurred increased as a result of higher debt balances, attributed primarily to the $250.0 million senior unsecured notes issued in November 2014. In fiscal 2014, as our inventory balances for the qualifying assets increased compared to 2013, the amount of interest required to be directly expensed decreased.

Other Operations

Other operations consist primarily of the amortization of prepaid bond fees along with rent expense for commercial office space. Compared to the previous year, other operations increased $1.4 million to $6.0 million for the year ended October 31, 2015, and increased $3.8 million to $4.6 million for the year ended October 31, 2014. This increase in other operations for the year ended October 31, 2015 compared to the prior year was due to increased prepaid bond fees amortization as a result of additional debt issuances. The increase in expenses from October 31, 2014 compared to October 31, 2013 was mainly due to the gain recognized in fiscal 2013 from the sale of our last remaining senior rental residential property.

Loss on Extinguishment of Debt

We did not incur any loss on the extinguishment of debt for the year ended October 31, 2015. For the year ended October 31, 2014, our loss on extinguishment of debt was $1.2 million, due to the redemption of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015.

During the year ended October 31, 2013, our loss on extinguishment of debt was $0.8 million. In the fourth quarter of 2013, K. Hovnanian issued an aggregate principal amount of $41.6 million of its 6.25% Senior Notes due 2016. The Notes were issued as additional 6.25% Senior Notes due 2016 under the indenture dated as of August 8, 2005. The net proceeds from this offering were used to fund the redemption on October 15, 2013 of all of K. Hovnanian’s outstanding 6.5% Senior Notes due 2014 and 6.375% Senior Notes due 2014 and to pay related fees and expenses. These transactions resulted in a write-off of prepaid fees and a make whole true-up, totaling $0.8 million

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $3.7 million for the year ended October 31, 2015 from $7.9 million for the year ended October 31, 2014 to $4.2 million for the year ended October 31, 2015. The decrease in income was due to fewer deliveries in certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun to deliver homes or just started delivering homes. Income from unconsolidated joint ventures decreased $4.1 million to $7.9 million for the year ended October 31, 2014 compared to $12.0 million for the year ended October 31, 2013. The decrease in income was due to fewer deliveries in certain of our joint ventures, and a decrease in the average sales price of the joint venture deliveries. The decrease in average sales price was primarily the result of the mix of communities during each of the respective periods.

Total Taxes

The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $287.0 million recognized for the year ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $9.4 million recognized for the year ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2014, and again at October 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015. However, as we expected last year when we reversed a substantial portion of our deferred tax asset valuation allowance, we are no longer in a three year cumulative loss position as of October 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion last year that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.3 million as of October 31, 2015 is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2015, we had $82.8 million in option deposits in cash to purchase land and lots with a total purchase price of $1.4 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2015.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (2)(3)(4)	$2,454,476	$385,915	$468,907	$1,164,774	$434,880
Operating leases	21,941	10,349	8,714	2,698	180
Purchase obligations (5)	1,200	1,200	-	-	-
Total	$2,477,617	$397,464	$477,621	$1,167,472	$435,060

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.4 million recorded for financial reporting purposes as of October 31, 2015 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our revolving credit facility, senior secured, senior, senior amortizing and senior exchangeable notes, and other notes payable and $533.1 million of related interest payments for the life of such debt.

(3)	Does not include $143.9 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include $25.9 million of letters of credit issued as of October 31, 2015 under our $75.0 million revolving Credit Facility.

(5)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of $28.5 million and $235.8 million, respectively, at October 31, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

 Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

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

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Availability and terms of financing to the Company;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war;
●	Increases in cancellations of agreements of sale;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Legal claims are brought against us and not resolved in our favor.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2015 and 2014, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2015 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	FV at 10/31/15
Long term debt(1)(2):	$265,194	$127,593	$125,027	$151,536	$828,673	$423,390	$1,921,413	$1,703,269
Fixed rate
Weighted-average interest rate	6.75%	8.72%	4.40%	7.02%	7.48%	6.85%	7.08%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include $25.9 million of letters of credit issued as of October 31, 2015 under our $75.0 million revolving Credit Facility.

(2) Does not include $143.9 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

	Long-Term Debt as of October 31, 2014 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	FV at 10/31/14
Long term debt(1)(2):	$66,160	$265,194	$127,593	$74,357	$151,536	$1,002,064	$1,686,904	$1,733,098
Fixed rate
Weighted-average interest rate	11.75%	6.75%	8.72%	6.24%	7.02%	7.08%	7.29%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $75.0 million revolving Credit Facility under which there were no borrowings outstanding and $26.5 million of letters of credit issued as of October 31, 2014.

(2) Does not include $103.9 million of nonrecourse mortgages secured by inventory. At October 31, 2014, these mortgages had various maturities spread over the next two to three years and are paid off as homes are delivered.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 67.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2015. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2015 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2015 of the Company and our report dated December 18, 2015 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 18, 2015

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2016, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	58	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Thomas J. Pellerito	68	Chief Operating Officer	2001
J. Larry Sorsby	60	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	45	Vice President, Chief Accounting Officer and Corporate Controller	2004

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

We have posted our Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance.” We have also posted our Corporate Governance Guidelines on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2015.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2016.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2016.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2016.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant.(5)
3(b)	Amended and Restated Bylaws of the Registrant.(24)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(13)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
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
4(g)

Eleventh Supplemental Indenture dated as of September 16, 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., and the other guarantors named therein and Deutsche Bank National Trust Company, as trustee, including form of 6.25% Senior Notes due 2016.(15)

4(h)

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

Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note.(14)

4(y)

Exchangeable Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Exchangeable Note.(14)

4(z)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019.(10)

4(aa)

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

10(h)	First Lien Pledge Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)

10(i)	First Lien Security Agreement, dated as of November 1, 2011, relating to the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021.(4)
10(110(j)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian. (30)
10(k)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(l)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(m)*	1983 Stock Option Plan (as amended and restated).(17)
10(n)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(o)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(p)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (30)
10(q)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (27)
10(r)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(s)*	Form of Hovnanian Deferred Share Policy.(8)
10(t)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(u)*	Form of Incentive Stock Option Agreement.(8)
10(v)*	Form of Stock Option Agreement for Directors.(8)
10(w)*	Form of Restricted Share Unit Agreement.(8)
10(x)*	Form of Incentive Stock Option Agreement.(26)
10(y)*	Form of Restricted Share Unit Agreement.(26)
10(z)*	Form of Performance Vesting Incentive Stock Option Agreement.(26)
10(aa)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(26)
10(bb)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(cc)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(23)
10(dd)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(23)
10(ee)*	Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(28)
10(ff)*	Form of Amendment to Outstanding Stock Option Grants.(29)
10(gg)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby.(29)
10(hh)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(29)
10(ii)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(29)
10(jj)*	Form of Incentive Stock Option Agreement (2012).(30)
10(kk)*	Form of Restricted Share Unit Agreement (2012).(30)
10(ll)*	Form of Stock Option Agreement (2012) for Directors.(30)
10(mm)*	Form of Restricted Share Unit Agreement (2012) for Directors.(30)
10(nn)*	Form of 2013 Long-Term Incentive Program Award.(31)
10(oo)*	Form of 2013 Incentive Stock Option Agreement – Performance Option Grant (Class A shares).(32)
10(pp)*	Form of 2013 Non-Qualified Stock Option Agreement – Performance Option Grant (Class B shares).(32)
10(qq)*	Form of Market Share Unit Agreement (Class A shares).(37)
10(rr)*	Form of Market Share Unit Agreement (Class B shares).(37)
10(ss)*	Form of Market Share Unit Agreement (Performance Vesting) (Class A shares).(37)
10(tt)*	Form of Market Share Unit Agreement (Performance Vesting) (Class B shares).(37)
10(uu)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(37)
10(vv)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(37)
10(ww)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(37)
10(xx)*	Form of Restricted Share Unit Agreement for Directors (2014 grants and thereafter).(37)
10(yy)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(38)
10(zz)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
10(aaa)	Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(33)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99	Financial Statements of GTIS – HOV Holdings, L.L.C.

101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2015 and October 31, 2014, (ii) the Consolidated Statements of Operations for the years ended October 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Equity for years ended October 31, 2015, 2014 and 2013 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on May 5, 2011.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed November 5, 2014.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on September 16, 2013.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed March 11, 2015

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (No. 001-08551) of the Registrant.

(33)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant (No. 001-08551)

(34)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 29, 2014.

(35)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 23, 2014.

(36)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on January 10, 2014.

(37)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(38)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 18, 2015, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

New York, NY

December 18, 2015

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2015	October 31, 2014
ASSETS
Homebuilding:
Cash and cash equivalents	$245,398	$255,117
Restricted cash and cash equivalents	7,299	13,086
Inventories:
Sold and unsold homes and lots under development	1,307,850	961,994
Land and land options held for future development or sale	214,503	273,463
Consolidated inventory not owned:
Specific performance options	1,242	3,479
Other options	120,983	105,374
Total consolidated inventory not owned	122,225	108,853
Total inventories	1,644,578	1,344,310
Investments in and advances to unconsolidated joint ventures	61,209	63,883
Receivables, deposits and notes, net	70,349	92,546
Property, plant and equipment, net	45,534	46,744
Prepaid expenses and other assets	77,671	69,358
Total homebuilding	2,152,038	1,885,044
Financial services:
Cash and cash equivalents	8,347	6,781
Restricted cash and cash equivalents	19,223	16,236
Mortgage loans held for sale at fair value	130,320	95,338
Other assets	2,091	1,988
Total financial services	159,981	120,343
Income taxes receivable – including net deferred tax benefits (Note 11)	290,279	284,543
Total assets	$2,602,298	$2,289,930

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2015	October 31, 2014
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages	$143,863	$103,908
Accounts payable and other liabilities	348,516	370,876
Customers’ deposits	44,218	34,969
Nonrecourse mortgages secured by operating properties	15,511	16,619
Liabilities from inventory not owned	105,856	92,381
Total homebuilding	657,964	618,753
Financial services:
Accounts payable and other liabilities	27,908	22,278
Mortgage warehouse lines of credit	108,875	76,919
Total financial services	136,783	99,197
Notes payable:
Revolving credit agreement	47,000	-
Senior secured notes, net of discount	981,346	979,935
Senior notes, net of discount	780,319	590,472
Senior amortizing notes	12,811	17,049
Senior exchangeable notes	73,771	70,101
Accrued interest	40,388	32,222
Total notes payable	1,935,635	1,689,779
Total liabilities	2,730,382	2,407,729
Equity:
Stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2015 and 2014	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 143,292,881 shares at October 31, 2015 and 142,836,563 shares at October 31, 2014 (including 11,760,763 shares at October 31, 2015 and 2014 held in Treasury)	1,433	1,428
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,676,829 shares at October 31, 2015 and 15,497,543 shares at October 31, 2014 (including 691,748 shares at October 31, 2015 and 2014 held in Treasury)	157	155
Paid in capital - common stock	703,751	697,943
Accumulated deficit	(853,364)	(837,264)
Treasury stock - at cost	(115,360)	(115,360)
Total stockholders' equity deficit	(128,084)	(117,799)
Total liabilities and equity	$2,602,298	$2,289,930

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2015	October 31, 2014	October 31, 2013
Revenues:
Homebuilding:
Sale of homes	$2,088,129	$2,013,013	$1,784,327
Land sales and other revenues	3,686	7,953	19,199
Total homebuilding	2,091,815	2,020,966	1,803,526
Financial services	56,665	42,414	47,727
Total revenues	2,148,480	2,063,380	1,851,253
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,722,038	1,615,199	1,442,044
Cost of sales interest	59,613	53,966	52,230
Inventory impairment loss and land option write-offs	12,044	5,224	4,965
Total cost of sales	1,793,695	1,674,389	1,499,239
Selling, general and administrative	188,403	191,537	165,809
Total homebuilding expenses	1,982,098	1,865,926	1,665,048
Financial services	31,972	28,616	29,059
Corporate general and administrative	62,506	63,375	54,357
Other interest	91,835	87,378	91,344
Other operations	6,003	4,647	790
Total expenses	2,174,414	2,049,942	1,840,598
Loss on extinguishment of debt	-	(1,155)	(760)
Income from unconsolidated joint ventures	4,169	7,897	12,040
(Loss) income before income taxes	(21,765)	20,180	21,935
State and federal income tax (benefit) provision:
State	4,293	(12,452)	518
Federal	(9,958)	(274,512)	(9,878)
Total income taxes	(5,665)	(286,964)	(9,360)
Net (loss) income	$(16,100)	$307,144	$31,295
Per share data:
Basic:
(Loss) income per common share	$(0.11)	$2.05	$0.22
Weighted-average number of common shares outstanding	146,899	146,271	145,087
Assuming dilution:
(Loss) income per common share	$(0.11)	$1.87	$0.22
Weighted-average number of common shares outstanding	146,899	162,441	162,329

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, October 31, 2012	118,294,541	$1,300	14,658,353	$154	5,600	$135,299	$668,735	$(1,175,703)	$(115,360)	$230	$(485,345)
Stock options, amortization and issuances	44,812						4,169				4,169
Restricted stock amortization, issuances and forfeitures	123,840	1					2,608				2,609
Settlement of prepaid Class A Common Stock purchase contracts	2,683,679	27					(27)				-
Exchange of senior exchangeable notes for Class A Common Stock	3,396,102	34					14,242				14,276
Conversion of Class B to Class A common stock	2,486	1	(2,486)	(1)							-
Changes in noncontrolling interest in consolidated joint ventures										197	197
Net income								31,295			31,295
Balance, October 31, 2013	124,545,460	1,363	14,655,867	153	5,600	135,299	689,727	(1,144,408)	(115,360)	427	(432,799)
Stock options, amortization and issuances	42,375	1					3,700				3,701
Restricted stock amortization, issuances and forfeitures	400,751	4	151,918	2			4,576				4,582
Settlement of prepaid Class A Common Stock purchase contracts	6,085,224	60					(60)				-
Conversion of Class B to Class A common stock	1,990		(1,990)								-
Changes in noncontrolling interest in consolidated joint ventures										(427)	(427)
Net income								307,144			307,144
Balance, October 31, 2014	131,075,800	1,428	14,805,795	155	5,600	135,299	697,943	(837,264)	(115,360)	-	(117,799)
Stock options, amortization and issuances	18,125						723				723
Restricted stock amortization, issuances and forfeitures	438,093	5	179,386	2			5,085				5,092
Conversion of Class B to Class A common stock	100		(100)								-
Net loss								(16,100)			(16,100)
Balance, October 31, 2015	131,532,118	$1,433	14,985,081	$157	5,600	$135,299	$703,751	$(853,364)	$(115,360)	$-	$(128,084)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Cash flows from operating activities:
Net (loss) income	$(16,100)	$307,144	$31,295
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,388	3,417	4,712
Compensation from stock options and awards	8,816	10,279	6,842
Amortization of bond discounts and deferred financing costs	11,687	10,320	7,843
Gain on sale and retirement of property and assets	(1,119)	(483)	(4,696)
Income from unconsolidated joint ventures	(4,169)	(7,897)	(12,040)
Distributions of earnings from unconsolidated joint ventures	8,438	6,044	2,340
Loss on extinguishment of debt	-	1,155	760
Inventory impairment and land option write-offs	12,044	5,224	4,965
Deferred income tax benefit	(4,691)	(287,740)	-
(Increase) decrease in assets:
Origination of mortgage loans	(1,042,407)	(807,411)	(893,960)
Sale of mortgage loans	1,007,425	825,026	898,031
Restricted cash, receivables, prepaids, deposits and other assets	10,855	(48,908)	52,940
Inventories	(312,312)	(270,770)	(111,770)
(Decrease) increase in liabilities:
State and federal income tax payable	(1,045)	(104)	(3,581)
Customers’ deposits	9,249	4,850	6,273
Accounts payable, accrued interest and other accrued liabilities	(10,594)	59,269	19,314
Net cash (used in) provided by operating activities	(320,535)	(190,585)	9,268
Cash flows from investing activities:
Proceeds from sale of property and assets	1,573	515	7,369
Purchase of property, equipment, and other fixed assets and acquisitions	(2,054)	(3,423)	(1,558)
Decrease (increase) in restricted cash related to mortgage company	1,555	(655)	4,575
Decrease in restricted cash related to letters of credit	2,993	-	-
Investment in and advances to unconsolidated joint ventures	(18,707)	(21,699)	(4,907)
Distributions of capital from unconsolidated joint ventures	17,112	11,107	24,806
Net cash provided by (used in) investing activities	2,472	(14,155)	30,285
Cash flows from financing activities:
Proceeds from mortgages and notes	180,284	152,906	109,209
Payments related to mortgages and notes	(140,901)	(112,136)	(76,142)
Proceeds from model sale leaseback financing programs	43,181	42,402	21,948
Payments related to model sale leaseback financing programs	(20,197)	(23,188)	(9,193)
Proceeds from land bank financing programs	16,985	24,696	36,233
Payments related to land bank financing programs	(24,330)	(42,002)	(39,669)
Proceeds from senior notes	250,000	150,000	41,581
Payments related to senior notes	(60,815)	(22,593)	(40,424)
Borrowings from revolving credit facility	47,000	-	-
Net proceeds (payments) related to mortgage warehouse lines of credit	31,956	(14,744)	(15,822)
Deferred financing cost from land banking financing programs and note issuances	(9,015)	(11,947)	(5,071)
Principal payments and debt repurchases	(4,238)	(5,960)	(6,231)
Net cash provided by financing activities	309,910	137,434	16,419
Net (decrease) increase in cash and cash equivalents	(8,153)	(67,306)	55,972
Cash and cash equivalents balance, beginning of year	261,898	329,204	273,232
Cash and cash equivalents balance, end of year	$253,745	$261,898	$329,204
Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$85,719	$85,386	$86,257
Income taxes	$1,779	$538	$(5,780)

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

2. Business

Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for the year ended October 31, 2015, approximately 98% for the year ended October 31, 2014 and approximately 97% for the year ended October 31, 2013. We are a Delaware corporation, building and selling homes at October 31, 2015 in 219 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Codification (“ASC”) 360-20, “Property, Plant and Equipment - Real Estate Sales,” revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2015 and 2014, $15.8 million and $15.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, revolving credit facility, accrued interest, and the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes. The fair value of the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2015, we did not mothball any additional communities, or sell any mothballed communities, but re-activated 14 communities which were previously mothballed. As of October 31, 2015 and 2014, the net book value associated with our 31 and 45 total mothballed communities was $103.0 million and $103.3 million, respectively, which was net of impairment charges recorded in prior periods of $334.5 million and $412.4 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2015 and 2014, we had $1.2 million and $3.5 million, respectively, of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned — specific performance options,” with a corresponding liability of $1.2 million and $3.4 million, respectively, recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2015 and 2014, inventory of $95.9 million and $70.4 million, respectively, was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $87.9 million and $64.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2015 and 2014, inventory of $25.1 million and $35.0 million, respectively, was recorded to “Consolidated inventory not owned – other options,” with a corresponding amount of $16.8 million and $24.1 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2013 to October 31, 2015 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $1.3 million and $0.6 million of our total inventories at October 31, 2015 and 2014, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Post-Development Completion, Warranty Costs and Insurance Deductible Reserves - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2015 and 2014, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2015 and 2014 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2015 and 2014 is $21 million for construction defect, warranty and bodily injury claims. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Interest capitalized at beginning of year	$109,158	$105,093	$116,056
Plus interest incurred(1)	166,188	145,409	132,611
Less cost of sales interest expensed	59,613	53,966	52,230
Less other interest expensed(2)(3)	91,835	87,378	91,344
Interest capitalized at end of year(4)	$123,898	$109,158	$105,093

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2015	October 31, 2014	October 31, 2013
Other interest expensed	$91,835	$87,378	$91,344
Interest paid by our mortgage and finance subsidiaries	2,050	1,969	2,975
Increase in accrued interest	(8,166)	(3,961)	(8,062)
Cash paid for interest, net of capitalized interest	$85,719	$85,386	$86,257

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” If the option includes an obligation to purchase land under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” In accordance with ASC 810-10 “Consolidation – Overall,” we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2013, 2014 or 2015.

Deferred Bond Issuance Costs - Costs associated with borrowings under our revolving credit facility and the issuance of senior secured, senior, senior amortizing and senior exchangeable are capitalized and amortized over the term of each note’s issuance.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2015, 2014 and 2013, advertising costs expensed totaled $21.0 million, $21.5 million and $17.2 million, respectively.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes – Overall,” we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740-10, for more likely than not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. At October 31, 2015 and 2014, the balance for allowance for doubtful accounts was $7.6 million and $13.8 million, respectively. The balance at October 31, 2015 and 2014 primarily related to allowances for receivables from municipalities, an allowance for a receivable for a prior year land sale and an allowance for a receivable related to a contract settlement. The balance at October 31, 2014 also included a $6.0 million allowance for receivables from our insurance carriers for certain warranty claims which was resolved in fiscal 2015. During fiscal 2015 and 2014, we recorded $0.7 million and $0.4 million, respectively, of additional reserves and $0.9 million and $1.3 million, respectively, in recoveries.

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

Compensation cost arising from nonvested stock granted to employees and from nonemployee stock awards is based on the fair value of the awards at the grant date recognized as expense using the straight-line method over the vesting period.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted-average number of shares included 6.1 million shares for the year ended October 31, 2014 related to Purchase Contracts (issued as part of our then outstanding 7.25% Tangible Equity Units) which shares were all issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All outstanding nonvested shares that contain nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods where we have net income. The Company’s restricted common stock (“nonvested shares”) are considered participating securities.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for the Company beginning on November 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2015-02 to have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. The guidance, which requires retrospective application, is effective for the Company beginning November 1, 2016. Early adoption is permitted. The adoption of ASU 2015-03 will result in reclassification of our deferred bond issuance costs from assets to an offset of our notes payable on the Company’s Consolidated Financial Statements. Additionally, in August 2015, as a follow-up to ASU 2015-03, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”). ASU 2015-15 addresses the presentation of debt issuance costs for line-of-credit arrangements, allowing an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material impact on the Company’s Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2016	$10,349
2017	6,147
2018	2,567
2019	1,562
2020	1,136
Thereafter	180
Total	$21,941

Net rental expense for the three years ended October 31, 2015, 2014 and 2013, was $11.6 million, $11.6 million and $10.8 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture and equipment. These amounts also include the amortization of abandoned lease costs for leased space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2015 and 2014 were as follows:

	October 31,
(In thousands)	2015	2014

Land and land improvements	$2,398	$2,398
Buildings	67,039	66,871
Building improvements	7,145	9,660
Furniture	5,878	6,187
Equipment	35,103	35,227
Total	117,563	120,343
Less accumulated depreciation	72,029	73,599
Total	$45,534	$46,744

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled to $26.5 million and $29.3 million as of October 31, 2015 and 2014, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 8. Also included in this balance were homebuilding and financial services customers’ deposits of $4.7 million and $17.2 million at October 31, 2015, respectively, and $7.5 million and $12.1 million as of October 31, 2014, respectively, which are restricted from use by us, and $2.0 million and $4.1 million, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2015 and 2014, $114.0 million and $78.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Consolidated Balance Sheets. As of October 31, 2015 and 2014, we had reserves specifically for 131 and 130 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2015 and 2014 was as follows:

	Year Ended
	October 31,
(In thousands)	2015	2014

Loan origination reserves, beginning of period	$7,352	$11,036
Provisions for losses during the period	221	3,814
Adjustments to pre-existing provisions for losses from changes in estimates	452	(2,574)
Payments/settlements (1)	-	(4,924)
Loan origination reserves, end of period	$8,025	$7,352

(1)	Includes the global settlement of all loans sold to one of our previously significant mortgage purchasers, which settlements covers all of our potential liability for such loans.

The decrease in the volume of activity in loan origination reserves from fiscal 2014 to fiscal 2015 is due to only two loan repurchase requests during fiscal 2015, compared to 78 in fiscal 2014. In addition, adjustments to pre-existing provisions for losses from changes in estimates and payments/settlements were both impacted in fiscal 2014 by the global settlement of all loans sold to one of our previously significant mortgage purchasers.

8. Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $143.9 million and $103.9 million at October 31, 2015 and 2014, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $388.1 million and $220.1 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 5.0% at October 31, 2015 and 2014, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $15.5 million and $16.6 million at October 31, 2015 and 2014, respectively. These loans had a weighted-average interest rate of 8.8% at October 31, 2015 and 7.0% at October 31, 2014. As of October 31, 2015, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.2 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020 and $8.4 million after 2020.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2015 there were $47.0 million of borrowings and $25.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2014, there were no borrowings and $26.5 million of letters of credit outstanding under the Credit Facility. As of October 31, 2015, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.6 million and $5.5 million letters of credit outstanding at October 31, 2015 and 2014, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2015 and October 31, 2014, the amount of cash collateral in these segregated accounts was $2.6 million and $5.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2015, is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.19% at October 31, 2015, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $30.5 million and $25.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 19, 2015 to extend the maturity date to February 18, 2016, that is a short-term borrowing facility that provides up to $37.5 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.75% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $29.7 million and $20.4 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on July 31, 2015, that is a short-term borrowing facility that provides up to $50.0 million through July 29, 2016. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Cost of Funds, which was 0.58% at October 31, 2015, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $30.1 million and $19.7 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 29, 2015 to extend the maturity date to June 28, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of October 31, 2015 and 2014, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $18.6 million and $11.3 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2015, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of October 31, 2015 and 2014, were as follows:

	Year Ended
(In thousands)	October 31, 2015	October 31, 2014
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,139	53,129
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	131,207	129,806
Total Senior Secured Notes	$981,346	$979,935
Senior Notes:
11.875% Senior Notes due October 15, 2015 (net of discount)	$-	$60,414
6.25% Senior Notes due January 15, 2016 (net of discount)	172,744	172,483
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	-
Total Senior Notes	$780,319	$590,472
11.0% Senior Amortizing Notes due December 1, 2017	$12,811	$17,049
Senior Exchangeable Notes due December 1, 2017	$73,771	$70,101

As of October 31, 2015, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,	2015
2016	$263,994
2017	126,293
2018	76,614
2019	150,000
2020	827,000
Thereafter	415,000
Total	$1,858,901

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2015 (see Note 22). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2015, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

On August 8, 2005, K. Hovnanian issued $300.0 million 6.25% Senior Notes due 2016. The 6.25% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our then existing revolving credit facility and for general corporate purposes, including acquisitions. These notes were the subject of a November 2011 exchange offer discussed below. On September 16, 2013, K. Hovnanian issued $41.6 million of additional 6.25% Senior Notes due 2016 at a price equal to 100% of their principal amount as discussed below.

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

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11.875% Senior Notes due 2015. The notes are redeemable in whole or in part at our option at any time at 100% of their principal amount plus an applicable “Make-Whole Amount.” These notes were the subject of a November 2011 exchange offer discussed below. On October 15, 2015, the remaining $60.8 million of our 11.875% Senior Notes due 2015 matured and was paid.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% 2021 Notes and $53.2 million aggregate principal amount of 2.0% 2021 Notes in exchange for $195.0 million of certain of K. Hovnanian's unsecured senior notes with maturities ranging from 2014 through 2017. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2015, the collateral securing the guarantees included (1) $50.9 million of cash and cash equivalents (subsequent to such date, cash uses include general business operations and real estate and other investments); (2) $140.1 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $57.3 million as of October 31, 2015; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At October 31, 2015, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was $784.7 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the value if it were appraised. In addition, cash collateral that secured the 2020 Secured Notes was $197.1 million as of October 31, 2015, which included $2.6 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

We may redeem some or all of the First Lien Notes at 105.438% of principal commencing October 15, 2015, at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018.

We may redeem some or all of the Second Lien Notes at 106.844% of principal commencing November 15, 2015, at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2015, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

The net proceeds of the Units offering, along with the net proceeds from the 2020 Secured Notes Offering previously discussed, and cash on hand, were used to fund the tender offer and consent solicitation with respect to the Company’s then outstanding 10.625% Senior Secured Notes due 2016 and redemption of the remaining notes that were not purchased in the tender offer.

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

On January 10, 2014, K. Hovnanian issued $150.0 million aggregate principal amount of 7.0% Senior Notes due 2019, resulting in net proceeds of $147.8 million. The notes are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018. In addition, we may redeem up to 35% of the aggregate principal amount of the notes prior to July 15, 2016, with the net cash proceeds from certain equity offerings at 107.0% of principal. We used a portion of the net proceeds to fund the redemption on February 9, 2014 (effected on February 10, 2014, which was the next business day after the redemption date) of the remaining outstanding principal amount ($21.4 million) of our 6.25% Senior Notes due 2015. The redemption resulted in a loss on extinguishment of debt of $1.2 million, net of the write-off of unamortized fees, and is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt” for fiscal 2014. The remaining net proceeds from the offering were used to pay related fees and expenses and for general corporate purposes.

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

We have $172.7 million of 6.25% Senior Notes due on January 15, 2016 and $86.5 million of 7.5% Senior Notes due on May 15, 2016. While our preference is to refinance these near term maturities as they come due, in light of the availability of debt financing in the capital or loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, as an alternative to refinancing, we have a number of means to provide sufficient liquidity to enable us to pay these bonds at maturity while continuing to execute our strategic objectives, which include growing our company. Such means include: additional land banking transactions, an increase in joint venture activity and/or project specific financings and model sale leasebacks. For example, we recently announced one new land banking arrangement with Domain Real Estate Partners for up to $125.0 million and an increase to the existing GSO Capital Partners LP arrangement for up to $175.0 million. In these arrangements, we sell certain of our existing land parcels to the land bank partner with an option to buy back finished lots subject to a cost of carry. We will receive a majority of the $300.0 million funds available under our land banking programs at the time we sell our existing land parcels to our land banking partners. The remainder of the land banking programs’ funds will be paid to us by our land banking partners as reimbursement of our land development costs as incurred.

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

 (1) Northeast (New Jersey and Pennsylvania)

 (2) Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia)

 (3) Midwest (Illinois, Minnesota and Ohio)

 (4) Southeast (Florida, Georgia, North Carolina and South Carolina)

 (5) Southwest (Arizona and Texas)

 (6) West (California)

Financial Services

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Operations of the Company’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers. We do not typically retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2015	2014	2013
Revenues:
Northeast	$189,497	$275,830	$282,855
Mid-Atlantic	399,500	332,719	289,303
Midwest	311,449	226,174	163,485
Southeast	207,662	204,671	147,570
Southwest	823,853	751,426	697,358
West	159,969	230,308	223,086
Total homebuilding	2,091,930	2,021,128	1,803,657
Financial services	56,665	42,414	47,727
Corporate and unallocated	(115)	(162)	(131)
Total revenues	$2,148,480	$2,063,380	$1,851,253
(Loss) income before income taxes:
Northeast	$(7,742)	$(7,517)	$1,519
Mid-Atlantic	21,431	23,897	24,388
Midwest	14,012	17,879	12,270
Southeast	(6,330)	9,247	6,455
Southwest	67,437	74,527	76,459
West	(17,145)	21,303	14,398
Total homebuilding	71,663	139,336	135,489
Financial services	24,693	13,798	18,668
Corporate and unallocated	(118,121)	(132,954)	(132,222)
(Loss) Income before income taxes	$(21,765)	$20,180	$21,935

	October 31,
(In thousands)	2015	2014
Assets:
Northeast	$321,983	$315,573
Mid-Atlantic	342,159	313,494
Midwest	197,899	169,967
Southeast	223,206	148,096
Southwest	465,740	410,756
West	259,943	143,245
Total homebuilding	1,810,930	1,501,131
Financial services	159,981	120,343
Corporate and unallocated (1)	631,387	668,456
Total assets	$2,602,298	$2,289,930

(1)	Includes $290.3 million and $284.5 million of income taxes receivable - including deferred tax assets in fiscal 2015 and 2014, respectively.

	October 31,
(In thousands)	2015	2014
Investments in and advances to unconsolidated joint ventures:
Northeast	$12,340	$6,987
Mid-Atlantic	22,417	36,285
Midwest	(20)	806
Southeast	10,224	4,787
Southwest	-	-
West	16,122	14,562
Total homebuilding	61,083	63,427
Corporate and unallocated	126	456
Total investments in and advances to unconsolidated joint ventures	$61,209	$63,883

	Year Ended October 31,
(In thousands)	2015	2014	2013
Homebuilding interest expense:
Northeast	$14,150	$20,940	$26,163
Mid-Atlantic	16,268	9,542	10,037
Midwest	10,405	5,354	3,737
Southeast	9,552	7,827	5,861
Southwest	26,147	20,543	16,071
West	10,381	12,619	12,960
Total homebuilding	86,903	76,825	74,829
Corporate and unallocated	64,545	64,519	68,745
Financial services interest expense (1)	(1,066)	(119)	499
Total interest expense, net	$150,382	$141,225	$144,073

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2015	2014	2013
Depreciation:
Northeast	$136	$250	$245
Mid-Atlantic	28	45	283
Midwest	361	355	528
Southeast	40	31	31
Southwest	89	131	163
West	79	33	148
Total homebuilding	733	845	1,398
Financial services	47	68	285
Corporate and unallocated	2,608	2,504	3,029
Total depreciation	$3,388	$3,417	$4,712

	Year Ended October 31,
(In thousands)	2015	2014	2013
Net additions to operating properties and equipment:
Northeast	$-	$44	$388
Mid-Atlantic	58	23	35
Midwest	637	927	279
Southeast	227	59	7
Southwest	173	39	44
West	88	170	19
Total homebuilding	1,183	1,262	772
Financial services	-	28	6
Corporate and unallocated	871	2,133	780
Total net additions to operating properties and equipment	$2,054	$3,423	$1,558

	Year Ended October 31,
(In thousands)	2015	2014	2013
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$856	$(1,302)	$3,738
Mid-Atlantic	4,502	6,459	5,631
Midwest	(105)	17	1,045
Southeast	1,213	2,119	1,287
Southwest	-	-	-
West	(2,297)	604	339
Total equity in earnings (losses) from unconsolidated joint ventures	$4,169	$7,897	$12,040

11. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2015	2014
State income taxes:
Current	$2,151	$3,197
Deferred	(11,148)	(14,918)
Federal income taxes:
Current	-	-
Deferred	(281,282)	(272,822)
Total	$(290,279)	$(284,543)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2015	2014	2013
Current income tax (benefit) expense:
Federal (1)	$(1,497)	$(1,690)	$(9,878)
State (2)	523	2,466	518
Total current income tax (benefit) expense:	(974)	776	(9,360)
Federal	(8,461)	(272,822)	-
State	3,770	(14,918)	-
Total deferred income tax (benefit):	(4,691)	(287,740)	-
Total	$(5,665)	$(286,964)	$(9,360)

(1)

The current federal income tax (benefit) expense is net of the use of federal net operating losses totaling $3.7 million, $57.8 million and $0.0 million for the years ended October 31, 2015, 2014 and 2013, respectively.

(2)

The current state income tax (benefit) expense is net of the use of state net operating losses totaling $12.3 million, $24.5 million and $23.1 million for the years ended October 31, 2015, 2014 and 2013, respectively.

The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $287.0 million recognized for the year ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $9.4 million recognized for the year ended October 31, 2013 was primarily due to the release of reserves for a federal tax position that was settled with the Internal Revenue Service and a favorable state tax audit settlement, partially offset by state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2014, and again at October 31, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015. However, as we expected last year when we reversed a substantial portion of our deferred tax asset valuation allowance, we are no longer in a three year cumulative loss position as of October 31, 2015. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion last year that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.3 million as of October 31, 2015 is appropriate.

Our state net operating losses of $2.2 billion expire between 2016 and 2036. Our federal net operating losses of $1.5 billion expire between 2028 and 2033.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2015	2014
Deferred tax assets:
Depreciation	$2,176	$2,407
Inventory impairment loss	210,716	219,487
Uniform capitalization of overhead	11,203	9,005
Warranty and legal reserves	13,319	14,342
Deferred income	682	547
Acquisition intangibles	13,374	18,014
Restricted stock bonus	8,191	7,121
Rent on abandoned space	1,888	2,830
Stock options	7,474	8,481
Provision for losses	36,350	43,585
Joint venture loss	2,891	5,633
Federal net operating losses	524,125	524,879
State net operating losses	169,046	176,225
Other	17,752	19,516
Total deferred tax assets	1,019,187	1,052,072
Deferred tax liabilities:
Acquisition intangibles	-	395
Debt repurchase income	91,452	121,934
Total deferred tax liabilities	91,452	122,329
Valuation allowance	(635,305)	(642,003)
Net deferred income taxes	$292,430	$287,740

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2015, 2014 and 2013 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2015	2014	2013
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(15.6)	(3.5)	14.0
Permanent differences, net	(0.4)	0.8	11.3
Deferred tax asset valuation allowance impact	-	(1,393.3)	(66.2)
Tax contingencies	3.2	(0.6)	(36.8)
Adjustments to prior years’ tax accruals	3.8	(60.4)	-
Effective tax rate	26.0%	(1,422.0)%	(42.7)%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2015	2014
Unrecognized tax benefit—November 1,	$1.7	$1.8
Gross increases—tax positions in current period	0.2	0.2
Decrease related to tax positions taken during a prior period	-	-
Lapse of statute of limitations	(0.8)	(0.3)
Unrecognized tax benefit—October 31,	$1.1	$1.7

 Related to the unrecognized tax benefits noted above, as of October 31, 2015 and 2014, we have recognized a liability for interest and penalties of $0.3 million and $0.4 million, respectively. For the years ended October 31, 2015, 2014 and 2013, we recognized $(91) thousand, $(30) thousand and $0.1 million, respectively, of interest and penalties in income tax benefit.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.1 million and $1.1 million as of October 31, 2015 and 2014, respectively. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2014 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2011–2014.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2015, 2014 and 2013, our discount rates used for the impairments recorded ranged from 17.3% to 19.8%, 16.8% to 17.3% and 18.0% to 19.3%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2015 and 2014, we evaluated inventories of all 523 and 495 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2015 and 2014 for 26 and 12 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $108.1 million and $28.2 million, respectively, (fourteen and four were in the fourth quarter of fiscal 2015 and 2014, respectively, with an aggregate carrying value of $37.7 million and $7.1 million, respectively). As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2015 and 2014 were evaluated in more than one quarterly period. Of those communities tested for impairment during the years ended October 31, 2015 and 2014, twelve and four communities with an aggregate carrying value of $54.9 million and $23.1 million, respectively, had undiscounted future cash flows that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Consolidated Statement of Operations and deducted from inventory, of $7.3 million, $1.2 million and $2.4 million for the years ended October 31, 2015, 2014 and 2013, respectively.

The following table represents impairments by segment for fiscal 2015, 2014 and 2013:

(Dollars in millions)	Year Ended October 31, 2015
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.8	$0.9
Mid-Atlantic	1	0.9	2.5
Midwest	4	1.3	8.4
Southeast	4	2.5	10.1
Southwest	-	-	-
West	1	1.8	7.5
Total	12	$7.3	$29.4

(Dollars in millions)	Year Ended October 31, 2014
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.3	$0.6
Mid-Atlantic	-	-	-
Midwest	3	0.9	3.8
Southeast	-	-	-
Southwest	-	-	-
West	-	-	-
Total	5	$1.2	$4.4

(Dollars in millions)	Year Ended October 31, 2013
	Number of Communities	Dollar Amount of Impairment(2)	Pre- Impairment Value (1)
Northeast	4	$2.4	$7.7
Mid-Atlantic	1	-	0.1
Midwest	-	-	-
Southeast	1	-	0.4
Southwest	-	-	-
West	-	-	-
Total	6	$2.4	$8.2

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

(2)	During the year ended October 31, 2013, the Mid-Atlantic had an impairment totaling $2 thousand and the Southeast had an impairment totaling $17 thousand.

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $4.7 million, $4.0 million and $2.6 million for the years ended October 31, 2015, 2014 and 2013, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2015, 2014 and 2013:

	Year Ended October 31,
(In millions)	2015	2014	2013
Northeast	$0.9	$0.9	$0.7
Mid-Atlantic	0.2	0.2	0.1
Midwest	0.6	1.0	0.2
Southeast	1.3	0.7	0.2
Southwest	1.4	1.2	1.4
West	0.3	-	-
Total	$4.7	$4.0	$2.6

13. Per Share Calculations

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. The basic weighted–average number of shares for the year ended October 31, 2014 included 6.1 million shares related to Purchase Contracts (issued as part of our then outstanding 7.25% Tangible Equity Units) which shares were issued upon settlement of the Purchase Contracts in February 2014. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2015	2014	2013

Numerator:
Net (loss) earnings attributable to Hovnanian	$(16,100)	$307,144	$31,295
Less: undistributed earnings allocated to nonvested shares	-	(7,107)	(58)
Numerator for basic earnings per share	$(16,100)	$300,037	$31,237
Plus: undistributed earnings allocated to nonvested shares	-	7,107	58
Less: undistributed earnings reallocated to nonvested shares	-	(7,127)	(59)
Plus: interest on senior exchangeable notes	-	3,487	3,720
Numerator for diluted earnings per share	$(16,100)	$303,504	$34,956
Denominator:
Denominator for basic earnings per share	146,899	146,271	145,087
Effect of dilutive securities:
Share-based payments	-	1,013	1,396
Senior exchangeable notes	-	15,157	15,846
Denominator for diluted earnings per share – weighted-average shares outstanding	146,899	162,441	162,329
Basic (loss) earnings per share	$(0.11)	$2.05	$0.22
Diluted (loss) earnings per share	$(0.11)	$1.87	$0.22

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million for the year ended October 31, 2015, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the year ended October 31, 2015, 15.2 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 3.0 million, 2.0 million and 2.2 million for the years ended October 31, 2015, 2014 and 2013, respectively, because to do so would have been anti-dilutive for the periods presented.

14. Capital Stock

Common Stock - Each share of Class A Common Stock entitles its holder to one vote per share, and each share of Class B Common Stock generally entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2015. As of October 31, 2015, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2015, 2014 and 2013, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

 Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $6.2 million, $4.7 million and $0.6 million for the years ended October 31, 2015, 2014 and 2013, respectively.

15. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2015, 2014 and 2013: risk free interest rate of  2.03%, 2.60% and 2.14%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of  0.58 for the year ended 2015, 0.70 for the year ended 2014, and 0.96 for the year ended 2013; a weighted-average expected life of the option of 7.22 years for 2015, 7.42 years for 2014 and 7.30 years for 2013; and an estimated forfeiture rate of 8.84% for fiscal 2015, 14.59% for fiscal 2014 and 18.17% for fiscal 2013.

For the years ended October 31, 2015, 2014 and 2013, total stock-based compensation expense was $8.8 million ($6.5 million post tax), $10.3 million (pre and post tax) and $6.8 million (pre and post tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $2.2 million, $3.9 million and $4.0 million for the years ended October 31, 2015, 2014 and 2013, respectively.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegee in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2015, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock. All five selected to receive restricted stock units. Non-employee directors’ options or restricted stock vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

		Weighted-Average		Weighted-Average		Weighted-Average
	October 31, 2015	Exercise Price	October 31, 2014	Exercise Price	October 31, 2013	Exercise Price
Options outstanding at beginning of period	6,720,251	$5.23	6,591,054	$5.74	6,019,070	$5.97
Granted	173,750	$2.47	376,822	$4.41	887,500	$6.28
Exercised	18,125	$2.48	42,375	$2.74	44,812	$2.67
Forfeited	203,436	$3.78	56,375	$2.66	76,500	$3.06
Expired	278,564	$15.04	148,875	$27.42	194,204	$16.92
Options outstanding at end of period	6,393,876	$4.78	6,720,251	$5.23	6,591,054	$5.74
Options exercisable at end of period	4,566,290		4,100,413		3,161,952

The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $15 thousand, $105 thousand and $167 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

At October 31, 2015, 0.5 million options outstanding and exercisable had an intrinsic value of $66 thousand. Exercise prices for options outstanding at October 31, 2015 ranged from $1.66 to $32.33.

The weighted-average fair value of grants made in fiscal 2015, 2014 and 2013 was $1.47, $3.06 and $5.14 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2015, 2014, and 2013 was $2.78, $2.09 and $2.72 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2015:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Outstanding	Exercise Price	Life
$1.66	–	$5.00	4,515,001	$3.03	5.37
$5.01	–	$10.00	1,611,750	$6.36	5.29
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	187,375	$21.78	1.59
$30.01	–	$40.00	79,750	$32.33	0.55
			6,393,876	$4.78	5.18

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2015:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Exercisable	Exercise Price	Life
$1.66	–	$5.00	3,432,415	$3.04	4.74
$5.01	–	$10.00	866,750	$6.44	3.28
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	187,375	$21.78	1.59
$30.01	–	$40.00	79,750	$32.33	0.55
			4,566,290	$4.96	4.26

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units vest 25% each year beginning on the second anniversary of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2015, 2014 and 2013, we granted 1,018,558 (including 155,433 shares to certain of our non-employee directors), 168,161 (including 85,035 shares to certain of our non-employee directors) and 104,944 (including 63,694 shares to certain of our non-employee directors) restricted stock units, respectively, and also issued 97,854, 67,804 and 46,393 shares, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2015, 2014 and 2013, 5,811, 12,000 and 500 restricted stock units were forfeited, respectively.

Through fiscal 2008, for certain associates, a portion of their bonus was paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or who were over 58 years of age vest immediately. No deferred rights in lieu of bonus payments were awarded during fiscal 2015, 2014 or 2013. During the year ended October 31, 2013, we issued 68,390 relating to awards granted in prior fiscal years.

For the years ended October 31, 2015, 2014 and 2013 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long term incentive plan (also discussed below) was $6.5 million, $6.2 million and $2.7 million, respectively. In addition to nonvested share awards summarized in the following table, there were 538,892 vested share awards at October 31, 2015, and 534,143 vested share awards at October 31, 2014 and 2013 which were deferred at the participants' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2015, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	2,459,138	$5.02
Granted	1,818,558	$2.66
Vested	626,190	$4.59
Forfeited	50,737	$5.53
Nonvested at end of period	3,600,769	$4.16

Included in the above table are awards for the share portion of long term incentive plans for certain associates, which are performance based plans. The awards included above for these plans are based on our best estimate of the outcome for the performance criteria. At October 31, 2015, the final measurement period was reached for the Company’s 2013 Long Term Incentive Plan (“2013 LTIP”). The performance metrics for the 2013 LTIP were achieving specified pre-tax profit goals and specified improvements in the Company’s capital structure through refinancings of, or reductions in, homebuilding debt over specified dates during the performance period. At the end of fiscal 2015, the Company’s pre-tax profit was less than $50 million and refinancings and/or reductions of existing homebuilding debt equaled approximately $82.0 million. During the 2013 LTIP performance period, the Company also successfully completed $400.0 million in new issuances of homebuilding debt. The proceeds from these financings could have been used to refinance/reduce existing homebuilding debt within the 2013 LTIP performance period. However, the Company and the Board of Directors concluded that, due to the high make-whole cost of retiring existing homebuilding debt prior to maturity, it was more beneficial to the Company and its stockholders to implement the Company’s strategic initiatives, including land acquisition and land development, and wait to retire or refinance debt at the next scheduled maturity dates in January and May 2016. The $259.0 million aggregate principal amount of these future debt reductions along with the $82.0 million achieved during the 2013 LTIP performance period exceeded $325.0 million, the high end of the target performance level for the 2013 LTIP. In recognition of the fact that management’s action advanced the long-term financial interest of the Company and its shareholders and to avoid an inequitable compensation outcome as a result of taking such action above their personal interest, the Compensation Committee of the Board of Directors determined to treat the new issuances as having refinanced or reduced existing homebuilding debt for purposes of calculating the 2013 LTIP award so as not to disadvantage the executives for putting the interests of the Company and its shareholders above their personal interests. This interpretation resulted in the achievement of 90% of the target award. Therefore, at the time of this conclusion, the value of the 2013 LTIP award was remeasured, resulting in a reduction of compensation expense during the period.

Also included in the table above are 1.6 million target Market Share Units (“MSUs”) of which 800,000 were granted to certain officers in both fiscal 2015 and fiscal 2014. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 175% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1, 2018 for the 2015 MSU Grant and January 1, 2017 for the 2014 MSU Grant and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved specified total revenue growth goals in fiscal 2017 compared to fiscal 2015 for the 2015 MSU Grant and that the Company achieved specified total revenue growth goals in fiscal 2016 compared to fiscal 2014 for the 2014 MSU Grant.

The fair value of the MSU grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model uses the average closing trading price of the Company’s Class A Common Stock on the New York Stock Exchange over the 60 calendar day period ending on the grant date. This model also incorporates the following ranges of assumptions:

●	The expected volatility is based on our stock’s historical volatility commensurate with the life 2 year, 2.5 year, 3 year, 4 year and 5 years.
●	The risk –free interest rate is based on the U.S. Treasury rate assumption ranging from 2-5 years.
●	The expected dividend yield is not applicable since we do not currently pay dividends.

The following assumptions were used for fiscal 2015 MSU Grants: historical volatility factors of the expected market price of our common stock of 38.28%, 42.01%, 45.73%, 59.08% and 57.77% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting traunches, respectively; risk free interest rates of 0.74%, 0.95%, 1.12%, 1.44% and 1.75% for each vesting traunche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for October 31, 2014 MSU Grants: historical volatility factor of the expected market price of our common stock of 47.52%, 58.07%, 63.79%, 61.12% and 64.67% for the 2 year, 2.5 year, 3 year, 4 year and 5 year, respectively; risk free interest rates of  0.45%, 0.71%, 0.93%, 1.32% and 1.70% for the 2-5 years, respectively; and dividend yield of zero.

As of October 31, 2015, we had 3.9 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2015, there were $4.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of two years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2015 and 2014, we received $3.1 million and $2.3 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2015 and 2014, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2015 and 2014 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2015 and 2014 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2015 and 2014 were as follows:

	Year Ended October 31,
(In thousands)	2015	2014

Balance, beginning of period	$178,008	$131,028
Additions – Selling, general and administrative	18,013	18,839
Additions – Cost of sales	15,308	11,115
Charges incurred during the period	(49,131)	(18,241)
Changes to pre-existing reserves	(17,125)	(2,600)
Changes to reserves where corresponding amounts are recorded as receivables from insurance carriers	(10,020)	37,867
Balance, end of period	$135,053	$178,008

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. As a result of reductions in our construction defect claims over the last two years and the impact of those reductions on the actuarial analysis of our total reserves, we recorded a $15.2 million reduction in our construction defect reserves during the fourth quarter of fiscal 2015. We also had minor reductions in our warranty accruals based on recent history. These reductions are reflected in the changes to pre-existing reserves in the table above.

Charges incurred during the period noted in the table above include the $21.0 million settlement regarding the D’Andrea litigation discussed in Note 18. Also included is the settlement of several other less significant construction defect claims, in addition to the usual construction defect charges incurred repairing homes.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $32.0 million and $6.4 million for the fiscal years ended October 31, 2015 and 2014, respectively, for prior year deliveries. During fiscal year 2015 we settled the D’Andrea class action suit with the majority of the settlement being paid by our insurance carriers and we settled the dispute with our XL insurance carrier which resulted in a payment to the Company in full settlement of certain policy years. See Note 18. For the fiscal year ended October 31, 2014, we settled construction defect claims relating to the Northeast and West segments which made up the majority of the payments.

17. Transactions with Related Parties

During the years ended October 31, 2015, 2014 and 2013, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $1.2 million, $1.2 million and $0.8 million, respectively. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

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

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our executive officers is employed by the Company’s mortgage subsidiary and his total compensation, including salary and commissions in the Company’s mortgage affiliate totaled approximately $129,000 in fiscal 2015. His compensation is commensurate with that of similarly situated employees in his position.

The Company has a significant interest in the amount of estate tax liabilities and any necessary sales by the Estate of Kevork S. Hovnanian, deceased, and other members of the Hovnanian family of their assets (which includes a significant amount of shares of the Company’s Class A Common Stock and Class B Common Stock) to pay such liabilities because the benefit of federal net operating loss carryforwards (“NOLs”) to the Company would be significantly reduced or eliminated if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. Based on recent impairments and current financial performance, the Company had generated NOLs of approximately $1.5 billion through the fiscal year ended October 31, 2013. During fiscal 2013, an outside law firm was retained to advise the Executors of the Estate and other members of the Hovnanian family in connection with estate tax planning. The fees and other charges of such legal services were incurred in fiscal 2013 and totaled $249,653, of which (1) the Company and (2) the Estate and Hovnanian family each paid half. Kevork S. Hovnanian was the founder and former Chairman of our Company. Our current Chairman of the Board and Chief Executive Officer and other members of his immediate family are Executors and among the beneficiaries of the will of Kevork S. Hovnanian.

18. Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

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

The Company had been involved in a dispute with XL, its insurance carrier for the fiscal year ended October 31, 2006 through the fiscal year ended October 31, 2010, regarding coverage issues pertaining to the fiscal year 2006 insurance policy. Specifically, XL maintained that the Company had not satisfied its aggregate retention of $21 million for fiscal 2006 and therefore the Company’s submitted claims in excess of the aggregate retention for the fiscal year ended October 31, 2006 were not reimbursable by XL under the policy terms. To date, the Company has not met the aggregate retention for any of the other policy years. The Company provided XL with detailed information to support its position that the fiscal year 2006 aggregate retention has been exceeded by more than $30 million; however, XL disputed the Company’s interpretation of certain definitions within the policy and therefore was denying coverage. Because the parties were not successful in discussions to resolve the matter, the Company filed a Notice of Claim on November 26, 2014 with an arbitration panel, appointed by the Company and XL, in London to begin arbitration proceedings. In mid-2015, discovery commenced for both parties with documentation exchanged and motions heard with the arbitration panel. In June 2015, XL and the Company agreed to a two day mediation, which occurred in early September 2015 in London. As a consequence of the mediation, an agreement was reached under which XL made a payment in October 2015 to the Company to fully settle coverage for its 2006 and 2007 insurance policy years. The Company is therefore self-insured for those policy years (policy years 2008 through 2010 remain in effect). There was no financial impact from the settlement. For an additional discussion of construction defect reserves, see Note 16.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2015 and 2014, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2015, we had total cash deposits amounting to $82.8 million to purchase land and lots with a total purchase price of $1.4 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

	October 31, 2015
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,856	$1,755	$29,611
Inventories	314,814	11,767	326,581
Other assets	11,225	-	11,225
Total assets	$353,895	$13,522	$367,417
Liabilities and equity:
Accounts payable and accrued liabilities	$29,994	$669	$30,663
Notes payable	112,554	3,774	116,328
Total liabilities	142,548	4,443	146,991
Equity of:
Hovnanian Enterprises, Inc.	57,336	3,122	60,458
Others	154,011	5,957	159,968
Total equity	211,347	9,079	220,426
Total liabilities and equity	$353,895	$13,522	$367,417
Debt to capitalization ratio	35%	29%	35%

	October 31, 2014
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,415	$205	$22,620
Inventories	208,620	16,194	224,814
Other assets	11,986	-	11,986
Total assets	$243,021	$16,399	$259,420
Liabilities and equity:
Accounts payable and accrued liabilities	$27,175	$1,039	$28,214
Notes payable	45,506	5,650	51,156
Total liabilities	72,681	6,689	79,370
Equity of:
Hovnanian Enterprises, Inc.	59,106	2,990	62,096
Others	111,234	6,720	117,954
Total equity	170,340	9,710	180,050
Total liabilities and equity	$243,021	$16,399	$259,420
Debt to capitalization ratio	21%	37%	22%

As of October 31, 2015 and 2014, we had advances outstanding of $0.8 million and $1.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $61.2 million and $63.9 million at October 31, 2015 and 2014, respectively.

	For The Year Ended October 31, 2015
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$122,192	$6,782	$128,974
Cost of sales and expenses	(125,652)	(6,518)	(132,170)
Joint venture net (loss) income	$(3,460)	$264	$(3,196)
Our share of net (loss) income	$4,087	$132	$4,219

	For The Year Ended October 31, 2014
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$173,126	$7,888	$181,014
Cost of sales and expenses	(158,233)	(7,313)	(165,546)
Joint venture net income	$14,893	$575	$15,468
Our share of net income	$7,710	$287	$7,997

	For The Year Ended October 31, 2013
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$307,993	$14,659	$322,652
Cost of sales and expenses	(276,795)	(9,396)	(286,191)
Joint venture net income	$31,198	$5,263	$36,461
Our share of net income	$9,581	$2,631	$12,212

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $5.2 million, $7.5 million and $13.2 million for the years ended October 31, 2015, 2014 and 2013, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. Including the impact of impairments recorded by the joint ventures, the total debt to capitalization ratio of all our joint ventures is currently 35%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2015	Fair Value at October 31, 2014

Mortgage loans held for sale (1)	Level 2	$129,818	$95,643
Interest rate lock commitments	Level 2	(7)	15
Forward contracts	Level 2	509	(320)
Total		$130,320	$95,338

(1)  The aggregate unpaid principal balance is $122.7 million and $91.2 million at October 31, 2015 and 2014, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008, in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $707.5 million at October 31, 2015. Loans in process for which interest rates were committed to the borrowers totaled $60.1 million as of October 31, 2015. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2015, the segment had open commitments amounting to $26.5 million to sell MBS with varying settlement dates through November 19, 2015.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2015
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net (loss) income all reflected in financial services revenues	$(284)	$(22)	$829

	Year Ended October 31, 2014
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net (loss) income all reflected in financial services revenues	$(1,518)	$(354)	$835

	Year Ended October 31, 2013
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net income (loss) all reflected in financial services revenues	$1,604	$378	$(1,276)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2015 and 2014. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2015
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$29,438	$(7,357)	$22,081
Land and land options held for future development or sale	Level 3	$-	$-	$-

Nonfinancial Assets

	Year Ended
	October 31, 2014
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$3,841	$(900)	$2,941
Land and land options held for future development or sale	Level 3	$572	$(278)	$294

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $7.3 million, $1.2 million and $2.4 million for the years ended October 31, 2015, 2014 and 2013, respectively. See Note 12 for a further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and borrowings under the revolving credit facility approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. As of October 31, 2015, the 7.0% Senior Notes due 2019 (the”2019 Notes”) have been included with the Level 2 measurements due to the availability of quoted market prices as compared to October 31, 2014 where they were included with Level 3 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $689.6 million as of October 31, 2015. As of October 31, 2014, the fair value of the senior unsecured notes (all series in the aggregate), other than the 2019 Notes, senior exchangeable notes and senior amortizing notes, were estimated at $464.4 million.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $869.4 million, $12.8 million and $69.0 million, respectively, as of October 31, 2015. As of October 31, 2014, the fair value of the 2019 Notes, senior secured notes (all series in the aggregate), senior amortizing notes and senior exchangeable notes were estimated at $148.2 million, $1.0 billion, $17.0 million and $79.6 million, respectively.

22. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of October 31, 2015, had issued and outstanding $992.0 million of senior secured notes ($981.3 million, net of discount), $780.3 million senior notes $12.8 million senior amortizing notes and $73.8 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes (except for the 2019 Notes and the 8.0% Senior Notes due 2019), senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 2019 Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the 2021 Notes (see Note 9) are not, pursuant to the indentures under which such notes were issued, required to be registered. The Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes, the 8.0% Senior Notes due 2019 and the 2020 Secured Notes are the same as those represented by the accompanying Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Consolidating Condensed Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$230,358	$1,553,811	$367,869	$-	$2,152,038
Financial services			15,680	144,301		159,981
Income taxes receivable	128,176	(89,212)	251,293	22		290,279
Intercompany receivable		1,575,712		58,280	(1,633,992)	-
Investments in and amounts due from consolidated subsidiaries		1,013	383,032		(384,045)	-
Total assets	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298
Liabilities and equity:
Homebuilding	$3,076	$87	$588,854	$65,947	$-	$657,964
Financial services			15,677	121,106		136,783
Notes payable		1,933,119	2,132	384		1,935,635
Intercompany payable	180,681		1,453,311		(1,633,992)	-
Amounts due to consolidated subsidiaries	72,503				(72,503)	-
Stockholders’ (deficit) equity	(128,084)	(215,335)	143,842	383,035	(311,542)	(128,084)
Total liabilities and equity	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$195,177	$1,336,716	$353,151	$-	$1,885,044
Financial services			11,407	108,936		120,343
Income taxes receivable	244,391		40,152			284,543
Intercompany receivable		1,275,453		36,161	(1,311,614)	-
Investments in and amounts due from consolidated subsidiaries			338,044		(338,044)	-
Total assets	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930
Liabilities and equity:
Homebuilding	$2,842	$160	$544,088	$71,663	$-	$618,753
Financial services			11,210	87,987		99,197
Notes payable		1,685,892	3,336	551		1,689,779
Intercompany payable	308,700		1,002,914		(1,311,614)	-
Amounts due to consolidated subsidiaries	50,648	11,902			(62,550)	-
Stockholders’ (deficit) equity	(117,799)	(227,324)	164,771	338,047	(275,494)	(117,799)
Total liabilities and equity	$244,391	$1,470,630	$1,726,319	$498,248	$(1,649,658)	$2,289,930

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,778,700	$313,115	$-	$2,091,815
Financial services			8,685	47,980		56,665
Intercompany charges		124,361		-	(124,361)	-
Total revenues	-	124,361	1,787,385	361,095	(124,361)	2,148,480
Expenses:
Homebuilding	5,125	155,773	1,686,726	294,818		2,142,442
Financial services	105		6,490	25,377	-	31,972
Intercompany charges			124,360	1	(124,361)	-
Total expenses	5,230	155,773	1,817,576	320,196	(124,361)	2,174,414
Income from unconsolidated joint ventures	-		82	4,087		4,169
(Loss) income before income taxes	(5,230)	(31,412)	(30,109)	44,986	-	(21,765)
State and federal income tax (benefit) provision	(10,985)	(30,486)	35,808	(2)		(5,665)
Equity in (loss) income from subsidiaries	(21,855)	12,915	44,988		(36,048)	-
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$25	$-	$1,651,343	$369,598	$-	$2,020,966
Financial services			9,572	32,842		42,414
Intercompany charges		100,878			(100,878)	-
Total revenues	25	100,878	1,660,915	402,440	(100,878)	2,063,380
Expenses:
Homebuilding	3,286	131,730	1,549,659	336,651		2,021,326
Financial services	20		6,832	21,764		28,616
Intercompany charges			100,878		(100,878)	-
Total expenses	3,306	131,730	1,657,369	358,415	(100,878)	2,049,942
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			94	7,803		7,897
Income (loss) before income taxes	(3,281)	(32,007)	3,640	51,828	-	20,180
State and federal income tax (benefit) provision	(298,775)	(908)	12,719			(286,964)
Equity in income (loss) from subsidiaries	11,650	(14,177)	51,828		(49,301)	-
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$3	$(235)	$1,497,016	$311,730	$(4,988)	$1,803,526
Financial services			9,386	38,341		47,727
Intercompany charges		81,816	(104,212)	(2,325)	24,721	-
Total revenues	3	81,581	1,402,190	347,746	19,733	1,851,253
Expenses:
Homebuilding	8,608	123,511	1,373,360	295,390	10,670	1,811,539
Financial services	17		6,721	22,321		29,059
Total expenses	8,625	123,511	1,380,081	317,711	10,670	1,840,598
(Loss) gain on extinguishment of debt		(770,769)	770,009			(760)
Income from unconsolidated joint ventures			2,327	9,713		12,040
Income (loss) before income taxes	(8,622)	(812,699)	794,445	39,748	9,063	21,935
State and federal income tax (benefit) provision	(21,541)		12,181			(9,360)
Equity in income (loss) from subsidiaries	18,376	(11,514)	39,748		(46,610)	-
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	122,264	110,820	(456,704)	(116,863)	36,048	(304,435)
Net cash (used in) provided by operating activities	106,164	122,809	(477,633)	(71,875)	-	(320,535)
Cash flows from investing activities:
Proceeds from sale of property and assets			1,556	17		1,573
Purchase of property, equipment and other fixed assets and acquisitions			(2,054)			(2,054)
Decrease in restricted cash related to mortgage company				1,555		1,555
Decrease in restricted cash related to letters of credit		2,993				2,993
Investments in and advances to unconsolidated joint ventures		16	(114)	(18,609)		(18,707)
Distributions of capital from unconsolidated joint ventures		315	646	16,151		17,112
Intercompany investing activities		(313,174)			313,174	-
Net cash provided by (used in) investing activities	-	(309,850)	34	(886)	313,174	2,472
Cash flows from financing activities:
Net proceeds from mortgages and notes			27,881	11,502		39,383
Net proceeds from model sale leaseback financing programs			17,117	5,867		22,984
Net payments from land bank financing programs			(6,198)	(1,147)		(7,345)
Proceeds from senior notes		250,000				250,000
Payments related to senior notes		(60,815)				(60,815)
Borrowings from revolving credit facility		47,000				47,000
Net proceeds related to mortgage warehouse lines of credit				31,956		31,956
Deferred financing costs from land bank financing programs and note issuances		(5,096)	(2,732)	(1,187)		(9,015)
Principal payments on amortizing and debt repurchases		(4,238)				(4,238)
Intercompany financing activities	(106,164)		441,457	(22,119)	(313,174)	-
Net cash provided by (used in) financing activities	(106,164)	226,851	477,525	24,872	(313,174)	309,910
Net (decrease) increase in cash	-	39,810	(74)	(47,889)	-	(8,153)
Cash and cash equivalents balance, beginning of period	-	159,508	(4,726)	107,116	-	261,898
Cash and cash equivalents balance, end of period	$-	$199,318	$(4,800)	$59,227	$-	$253,745

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(277,932)	14,334	(303,507)	20,075	49,301	(497,729)
Net cash (used in) provided by operating activities	29,212	(30,942)	(260,758)	71,903	-	(190,585)
Cash flows from investing activities:
Proceeds from sale of property and assets			467	48		515
Purchase of property, equipment and other fixed assets and acquisitions			(3,395)	(28)		(3,423)
(Increase) in restricted cash related to mortgage company				(655)		(655)
Investments in and advances to unconsolidated joint ventures		(95)	(831)	(20,773)		(21,699)
Distributions of capital from unconsolidated joint ventures		203	3,787	7,117		11,107
Intercompany investing activities		(167,370)			167,370	-
Net cash (used in) provided by investing activities	-	(167,262)	28	(14,291)	167,370	(14,155)
Cash flows from financing activities:
Net proceeds from mortgages and notes			39,345	1,425		40,770
Net proceeds from model sale leaseback financing programs			17,232	1,982		19,214
Net payments from land bank financing programs			(8,297)	(9,009)		(17,306)
Net proceeds from senior notes		121,447				121,447
Net payments related to mortgage warehouse lines of credit				(14,744)		(14,744)
Deferred financing costs from land bank financing programs and note issuances		(7,205)	(4,051)	(691)		(11,947)
Intercompany financing activities	(29,212)		218,254	(21,672)	(167,370)	-
Net cash provided by (used in) financing activities	(29,212)	114,242	262,483	(42,709)	(167,370)	137,434
Net (decrease) increase in cash and cash equivalents	-	(83,962)	1,753	14,903	-	(67,306)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$159,508	$(4,726)	$107,116	$-	$261,898

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED OCTOBER 31, 2013

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$31,295	$(824,213)	$822,012	$39,748	$(37,547)	$31,295
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	29,653	797,892	(875,287)	(11,832)	37,547	(22,027)
Net cash provided by (used in) operating activities	60,948	(26,321)	(53,275)	27,916	-	9,268
Net cash provided by investing activities		235	11,819	18,231	-	30,285
Net cash provided by (used in) financing activities		(6,139)	52,914	(30,356)	-	16,419
Intercompany financing activities - net	(60,948)	78,598	(15,920)	(1,730)	-	-
Net increase (decrease) in cash	-	46,373	(4,462)	14,061	-	55,972
Cash and cash equivalents balance, beginning of period	-	197,097	(2,017)	78,152	-	273,232
Cash and cash equivalents balance, end of period	$-	$243,470	$(6,479)	$92,213	$-	$329,204

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2015 and 2014 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Revenues	$693,204	$540,613	$468,949	$445,714
Expenses	653,080	549,089	495,585	464,616
Inventory impairment loss and land option write-offs	4,426	1,077	4,311	2,230
Income (loss) from unconsolidated joint ventures	1,699	(448)	1,466	1,452
Income (loss) before income taxes	37,397	(10,001)	(29,481)	(19,680)
State and federal income tax provision (benefit)	11,878	(2,317)	(9,922)	(5,304)
Net income (loss)	$25,519	$(7,684)	$(19,559)	$(14,376)
Per share data:
Basic:
Income (loss) per common share	$0.17	$(0.05)	$(0.13)	$(0.10)
Weighted-average number of common shares outstanding	147,057	147,010	146,946	146,929
Assuming dilution:
Income (loss) per common share	$0.16	$(0.05)	$(0.13)	$(0.10)
Weighted-average number of common shares outstanding	160,299	147,010	146,946	146,929

	Three Months Ended
(In thousands, except per share data)	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Revenues	$698,394	$551,009	$449,929	$364,048
Expenses	663,149	535,107	456,617	389,845
Inventory impairment loss and land option write-offs	3,297	741	522	664
Loss on extinguishment of debt	-	-	(1,155)	-
Income from unconsolidated joint ventures	4,048	211	1,067	2,571
Income (loss) before income taxes	35,996	15,372	(7,298)	(23,890)
State and federal income tax (benefit) provision	(286,468)	(1,733)	604	633
Net income (loss)	$322,464	$17,105	$(7,902)	$(24,523)
Per share data:
Basic:
Income (loss) per common share	$2.15	$0.11	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	146,413	146,365	146,325	145,982
Assuming dilution:
Income (loss) per common share	$1.95	$0.11	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	161,720	162,278	146,325	145,982

 24. Subsequent Events

During December 2015, the Company announced a $175.0 million increase in our land banking arrangement with GSO Capital Partners LP (“GSO”), whereby funds managed by GSO expect to acquire a portfolio of land parcels from the Company and option finished lots on a monthly takedown basis back to the Company subject to a cost of carry. We will receive a majority of the $175.0 million funds available under our land banking program at the time we sell our existing land parcels to GSO. The remainder of the land banking program’s funds will be paid to us by GSO as reimbursement of our land development costs as incurred.

In November 2015, the Company entered into a new joint venture on a land parcel we previously owned. Upon formation of the joint venture, the Company received $25.7 million of cash proceeds for our contribution of land to the joint venture.