Form 10-Q
period 2016-01-31
HOVNANIAN ENTERPRISES INC
filed 2016-03-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 131,802,260 shares of Class A Common Stock and 15,317,869 shares of Class B Common Stock were outstanding as of March 4, 2016.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2016	October 31, 2015
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$147,124	$245,398
Restricted cash and cash equivalents	6,865	7,299
Inventories:
Sold and unsold homes and lots under development	1,127,416	1,307,850
Land and land options held for future development or sale	186,503	214,503
Consolidated inventory not owned	338,067	122,225
Total inventories	1,651,986	1,644,578
Investments in and advances to unconsolidated joint ventures	69,094	61,209
Receivables, deposits and notes, net	69,629	70,349
Property, plant and equipment, net	46,010	45,534
Prepaid expenses and other assets	81,186	77,671
Total homebuilding	2,071,894	2,152,038

Financial services:
Cash and cash equivalents	5,454	8,347
Restricted cash and cash equivalents	20,072	19,223
Mortgage loans held for sale at fair value	164,961	130,320
Other assets	2,971	2,091
Total financial services	193,458	159,981
Income taxes receivable – including net deferred tax benefits	287,388	290,279
Total assets	$2,552,740	$2,602,298

(1)  Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	January 31, 2016	October 31, 2015
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages secured by inventory	$128,668	$143,863
Accounts payable and other liabilities	348,400	348,516
Customers’ deposits	42,433	44,218
Nonrecourse mortgages secured by operating properties	15,220	15,511
Liabilities from inventory not owned	242,409	105,856
Total homebuilding	777,130	657,964

Financial services:
Accounts payable and other liabilities	27,695	27,908
Mortgage warehouse lines of credit	140,356	108,875
Total financial services	168,051	136,783

Notes payable:
Revolving credit agreement	47,000	47,000
Senior secured notes, net of discount	981,716	981,346
Senior notes, net of discount	607,575	780,319
Senior amortizing notes	10,516	12,811
Senior exchangeable notes	74,720	73,771
Accrued interest	29,172	40,388
Total notes payable	1,750,699	1,935,635
Total liabilities	2,695,880	2,730,382

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2016 and at October 31, 2015	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,562,913 shares at January 31, 2016 and 143,292,881 shares at October 31, 2015 (including 11,760,763 shares at January 31, 2016 and October 31, 2015 held in treasury)	1,436	1,433
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 16,009,727 shares at January 31, 2016 and 15,676,829 shares at October 31, 2015 (including 691,748 shares at January 31, 2016 and October 31, 2015 held in treasury)	160	157
Paid in capital – common stock	704,862	703,751
Accumulated deficit	(869,537)	(853,364)
Treasury stock – at cost	(115,360)	(115,360)
Total stockholders’ equity deficit	(143,140)	(128,084)
Total liabilities and equity	$2,552,740	$2,602,298

(1) Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2016	2015
Revenues:
Homebuilding:
Sale of homes	$556,775	$433,471
Land sales and other revenues	604	1,121
Total homebuilding	557,379	434,592
Financial services	18,226	11,122
Total revenues	575,605	445,714

Expenses:
Homebuilding:
Cost of sales, excluding interest	464,146	354,812
Cost of sales interest	16,843	11,318
Inventory impairment loss and land option write-offs	11,681	2,230
Total cost of sales	492,670	368,360
Selling, general and administrative	47,504	47,646
Total homebuilding expenses	540,174	416,006

Financial services	8,215	7,317
Corporate general and administrative	16,321	16,908
Other interest	21,225	25,071
Other operations	1,384	1,544
Total expenses	587,319	466,846
(Loss) income from unconsolidated joint ventures	(1,480)	1,452
Loss before income taxes	(13,194)	(19,680)
State and federal income tax provision (benefit):
State	4,319	3,132
Federal	(1,340)	(8,436)
Total income taxes	2,979	(5,304)
Net loss	$(16,173)	$(14,376)

Per share data:
Basic:
Loss per common share	$(0.11)	$(0.10)
Weighted-average number of common shares outstanding	147,139	146,929
Assuming dilution:
Loss per common share	$(0.11)	$(0.10)
Weighted-average number of common shares outstanding	147,139	146,929

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2015	131,532,118	$1,433	14,985,081	$157	5,600	$135,299	$703,751	$(853,364)	$(115,360)	$(128,084)

Stock options, amortization and issuances							147			147

Restricted stock amortization, issuances and forfeitures	270,032	3	332,898	3			964			970

Net loss								(16,173)		(16,173)

Balance, January 31, 2016	131,802,150	$1,436	15,317,979	$160	5,600	$135,299	$704,862	$(869,537)	$(115,360)	$(143,140)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,173)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	865	849
Compensation from stock options and awards	1,545	3,500
Amortization of bond discounts and deferred financing costs	2,971	2,863
Gain on sale and retirement of property and assets	(81)	(168)
Loss (income) from unconsolidated joint ventures	1,480	(1,452)
Distributions of earnings from unconsolidated joint ventures	-	3,040
Inventory impairment and land option write-offs	11,681	2,230
Deferred income tax provision (benefit)	2,616	(5,945)
(Increase) decrease in assets:
Origination of mortgage loans	(275,617)	(200,713)
Sale of mortgage loans	240,976	202,283
Restricted cash, receivables, prepaids, deposits and other assets	(2,877)	(6,495)
Inventories	(19,089)	(139,896)
Increase (decrease) in liabilities:
State income tax payable	275	275
Customers’ deposits	(1,785)	(1,068)
Accounts payable, accrued interest and other accrued liabilities	(11,868)	(40,544)
Net cash used in operating activities	(65,081)	(195,617)
Cash flows from investing activities:
Proceeds from sale of property and assets	93	168
Purchase of property, equipment and other fixed assets and acquisitions	(1,253)	(879)
(Increase) decrease in restricted cash related to mortgage company	(81)	387
Decrease in restricted cash related to letters of credit	52	-
Investments in and advances to unconsolidated joint ventures	(11,497)	(11,735)
Distributions of capital from unconsolidated joint ventures	2,132	627
Net cash used in investing activities	(10,554)	(11,432)
Cash flows from financing activities:
Proceeds from mortgages and notes	57,592	30,908
Payments related to mortgages and notes	(72,985)	(34,227)
Proceeds from model sale leaseback financing programs	9,339	-
Payments related to model sale leaseback financing programs	(7,110)	(5,802)
Proceeds from land bank financing programs	138,314	3,131
Payments related to land bank financing programs	(3,240)	(10,334)
Proceeds from senior notes	-	250,000
Payments for senior notes and senior amortizing notes	(175,040)	(2,062)
Net proceeds (payments) related to mortgage warehouse lines of credit	31,481	(8,153)
Deferred financing cost from land bank financing program and note issuances	(3,883)	(5,011)
Net cash (used in) provided by financing activities	(25,532)	218,450
Net (decrease) increase in cash and cash equivalents	(101,167)	11,401
Cash and cash equivalents balance, beginning of period	253,745	261,898
Cash and cash equivalents balance, end of period	$152,578	$273,299

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended January 31,
	2016	2015
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$33,000	$26,489
Income taxes	$88	$366

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

Hovnanian Enterprises, Inc. and Subsidiaries (the “Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 17).

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2015 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $1.5 million for the three months ended January 31, 2016, and $3.5 million ($2.6 million net of tax) for the three months ended January 31, 2015. Included in this total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.9 million for the three months ended January 31, 2016 and 2015, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2016	2015

Interest capitalized at beginning of period	$123,898	$109,158
Plus interest incurred(1)	41,959	41,472
Less cost of sales interest expensed	16,843	11,318
Less other interest expensed(2)(3)	21,225	25,071
Less interest contributed to unconsolidated joint venture(4)	10,676	-
Interest capitalized at end of period(5)	$117,113	$114,241

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2016	2015
Other interest expensed	$21,225	$25,071
Interest paid by our mortgage and finance subsidiaries	559	408
Decrease in accrued interest	11,216	1,010
Cash paid for interest, net of capitalized interest	$33,000	$26,489

(4)

Represents capitalized interest which was included as part of the assets contributed to the joint venture the Company entered into in November 2015, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of this transaction.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2016, no discount rate was used as the six communities impaired during the quarter were land held for sale for which purchase offer prices were used to determine the fair value. In the first quarter of fiscal 2015, our discount rate used for the one impairment recorded was 19.0%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2016 and 2015, we evaluated inventories of all 512 and 488 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the three months ended January 31, 2016 and 2015 for eleven and five of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $46.2 million and $20.2 million, respectively. Of those communities tested for impairment during the three months ended January 31, 2016 and 2015, four and three communities with an aggregate carrying value of $17.3 million and $11.0 million, respectively, had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses for the three months ended January 31, 2016 and 2015, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $9.7 million for six communities being held for sale mainly in the Midwest, with a pre-impairment value of $28.7 million, and $0.9 million for one community in the Southeast, with a pre-impairment value of $5.7 million, respectively. The inventory impaired in fiscal 2016 was written down to fair value based on recent offers received for the properties. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $2.0 million and $1.3 million for the three months ended January 31, 2016 and 2015, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2016 and 2015 were 1,256 and 1,700, respectively. The walk-aways were located in all segments except the West, with the majority in the Southeast, Mid-Atlantic and Northeast in the first quarter of fiscal 2016, and in all segments in the first quarter of fiscal 2015, with the majority in the Midwest and Southeast.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2016, we did not mothball any additional communities, but re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which is beginning construction. As of January 31, 2016 and October 31, 2015, the net book value associated with our 29 and 31 total mothballed communities was $76.3 million and $103.0 million, respectively, which was net of impairment charges recorded in prior periods of $296.2 million and $334.5 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2016 and October 31, 2015, we had $0.5 million and $1.2 million, respectively, of specific performance options recorded on our Condensed Consolidated Balance Sheets to “Consolidated inventory not owned,” with a corresponding liability of $0.5 million and $1.2 million, respectively, recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2016 and October 31, 2015, inventory of $97.9 million and $95.9 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $90.1 million and $87.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2016 and October 31, 2015, inventory of $239.6 million and $25.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $151.8 million and $16.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2016 and October 31, 2015, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2016, we had total cash deposits amounting to $85.8 million to purchase land and lots with a total purchase price of $1.5 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2016 and 2015, we received $1.0 million and $0.6 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2016 and 2015, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2016 and 2015 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2016 and 2015 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended January 31,
(In thousands)	2016	2015

Balance, beginning of period	$135,053	$178,008
Additions – Selling, general and administrative	4,623	5,249
Additions – Cost of sales	3,382	3,181
Charges incurred during the period	(9,669)	(4,605)
Changes to pre-existing reserves	-	-
Balance, end of period	$133,389	$181,833

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $3.2 million and $0.2 million for the three months ended January 31, 2016 and 2015, respectively, for prior year deliveries. In the first quarter of 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments.

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

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and the Company has responded to its information request.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2016 and October 31, 2015, $9.0 million and $15.8 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $26.9 million and $26.5 million as of January 31, 2016 and October 31, 2015, respectively, which includes cash collateralizing our letter of credit agreements and facilities and is discussed in Note 10. Also included in this balance were homebuilding and financial services customers’ deposits of $4.3 million and $18.1 million at January 31, 2016, respectively, and $4.7 million and $17.2 million as of October 31, 2015, respectively, which are restricted from use by us, and $2.0 million of restricted cash at both January 31, 2016 and October 31, 2015 under the terms of our mortgage warehouse lines of credit.

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

At January 31, 2016 and October 31, 2015, $147.7 million and $114.0 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of both January 31, 2016 and 2015, we had reserves specifically for 131 identified mortgage loans, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2016 and 2015 was as follows:

	Three Months Ended January 31,
(In thousands)	2016	2015

Loan origination reserves, beginning of period	$8,025	$7,352
Provisions for losses during the period	41	61
Adjustments to pre-existing provisions for losses from changes in estimates	(38)	568
Loan origination reserves, end of period	$8,028	$7,981

10.	Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $128.7 million and $143.9 million at January 31, 2016 and October 31, 2015, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $328.2 million and $388.1 million, respectively. The weighted-average interest rate on these obligations was 4.9% and 5.1% at January 31, 2016 and October 31, 2015, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $15.2 million and $15.5 million at January 31, 2016 and October 31, 2015, respectively. These loans had a weighted-average interest rate of 8.8% at both January 31, 2016 and October 31, 2015. As of January 31, 2016, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $0.9 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020 and $8.4 million after 2020.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2016 and October 31, 2015 there were $47.0 million of borrowings, respectively, and $25.5 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of January 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.5 million and $2.6 million letters of credit outstanding at January 31, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $2.5 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 29, 2016, is a short-term borrowing facility that provides up to $50.0 million through January 31, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.425% at January 31, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $42.2 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $33.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate, which was 0.76% at January 31, 2016, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $36.7 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 28, 2015 to extend the maturity date to December 27, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $28.4 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of January 31, 2016 and October 31, 2015, were as follows:

(In thousands)	January 31, 2016	October 31, 2015
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,141	53,139
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	131,575	131,207
Total Senior Secured Notes	$981,716	$981,346
Senior Notes:
6.25% Senior Notes due January 15, 2016 (net of discount)	$-	$172,744
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	250,000
Total Senior Notes	$607,575	$780,319
11.0% Senior Amortizing Notes due December 1, 2017	$10,516	$12,811
Senior Exchangeable Notes due December 1, 2017	$74,720	$73,771

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2016 (see Note 21). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, (currently, however, our ability to incur additional permitted indebtedness is limited and we expect it to be limited for the foreseeable future) refinancing indebtedness, and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $628.4 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $112.6 million as of January 31, 2016, which included $2.5 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2016, the collateral securing the guarantees included (1) $37.0 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $167.3 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $64.7 million as of January 31, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and were paid. We have $86.5 million principal amount of 7.5% Senior Notes due on May 15, 2016 and $121.0 million principal amount of 8.625% Senior Notes due on January 15, 2017. While our preference is to refinance these notes, in light of current availability of debt financing in the capital and loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, we currently believe we will have sufficient liquidity from our operations and our planned reduction of our geographic operating footprint (as described below) to enable us to pay these notes at maturity. However, depending on market conditions, we may also need to reduce or delay investments or consider other liquidity-enhancing measures such as new land banking arrangements, an increase in joint venture activity and/or project specific financings and model sale leasebacks.

We have been evaluating our geographic operating footprint as it relates to our strategic objectives. As a result, we have decided to exit the Minneapolis, MN and Raleigh, NC markets by selling our land portfolios in those markets and to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position.

The timing of our land sales of our Minneapolis, MN and Raleigh, NC operations and any such other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of January 31, 2016, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million for the three months ended January 31, 2015 were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended January 31, 2016. Also, for both the three months ended January 31, 2016 and 2015, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had net losses for the periods.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 6.4 million and 3.3 million for the three months ended January 31, 2016 and 2015, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2016 and 2015, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2016. As of January 31, 2016, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

16.	Income Taxes

The total income tax expense of $3.0 million recognized for the three months ended January 31, 2016 was primarily due to the impact of permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance as well as state tax expenses and state tax reserves for uncertain tax positions. The total income tax benefit of $5.3 million recognized for the three months ended January 31, 2015 was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2015, and again at January 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the first quarter ended January 31, 2016. However, we are no longer in a three year cumulative loss position as of January 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.3 million as of January 31, 2016 is appropriate.

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments, as well as the gains or losses on extinguishment of debt from any debt repurchases or exchanges.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“Income (loss) before income taxes”). Income (loss) before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, income (loss) from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses and interest expense. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2016	2015

Revenues:
Northeast	$72,504	$50,730
Mid-Atlantic	93,820	81,185
Midwest	91,920	64,439
Southeast	39,252	37,894
Southwest	204,325	167,187
West	55,578	33,193
Total homebuilding	557,399	434,628
Financial services	18,226	11,122
Corporate and unallocated	(20)	(36)
Total revenues	$575,605	$445,714

(Loss) income before income taxes:
Northeast	$2,734	$(3,153)
Mid-Atlantic	2,622	5,177
Midwest	(5,559)	3,711
Southeast	(1,834)	(1,156)
Southwest	16,369	11,325
West	(5,968)	(2,373)
Homebuilding income before income taxes	8,364	13,531
Financial services	10,011	3,805
Corporate and unallocated	(31,569)	(37,016)
Loss before income taxes	$(13,194)	$(19,680)

(In thousands)	January 31, 2016	October 31, 2015

Assets:
Northeast	$288,384	$321,983
Mid-Atlantic	345,217	342,159
Midwest	176,399	197,899
Southeast	255,971	223,206
Southwest	469,940	465,740
West	286,351	259,943
Total homebuilding	1,822,262	1,810,930
Financial services	193,458	159,981
Corporate and unallocated (1)	537,020	631,387
Total assets	$2,552,740	$2,602,298

(1)  Includes $287.4 million and $290.3 million of income taxes receivable – including deferred tax assets as of January 31, 2016 and October 31, 2015, respectively.

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

In November 2015, the Company entered into a new joint venture to which the company contributed a land parcel that had been mothballed by the company, but on which construction by the joint venture has now begun. Upon formation of the joint venture, the Company received $25.7 million of cash proceeds for the contributed land.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	January 31, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$33,037	$1,500	$34,537
Inventories	371,231	11,154	382,385
Other assets	16,919	-	16,919
Total assets	$421,187	$12,654	$433,841

Liabilities and equity:
Accounts payable and accrued liabilities	$34,075	$560	$34,635
Notes payable	115,345	3,319	118,664
Total liabilities	149,420	3,879	153,299
Equity of:
Hovnanian Enterprises, Inc.	64,731	3,058	67,789
Others	207,036	5,717	212,753
Total equity	271,767	8,775	280,542
Total liabilities and equity	$421,187	$12,654	$433,841
Debt to capitalization ratio	30%	27%	30%

(Dollars in thousands)	October 31, 2015
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,856	$1,755	$29,611
Inventories	314,814	11,767	326,581
Other assets	11,225	-	11,225
Total assets	$353,895	$13,522	$367,417

Liabilities and equity:
Accounts payable and accrued liabilities	$29,994	$669	$30,663
Notes payable	112,554	3,774	116,328
Total liabilities	142,548	4,443	146,991
Equity of:
Hovnanian Enterprises, Inc.	57,336	3,122	60,458
Others	154,011	5,957	159,968
Total equity	211,347	9,079	220,426
Total liabilities and equity	$353,895	$13,522	$367,417
Debt to capitalization ratio	35%	29%	35%

As of January 31, 2016 and October 31, 2015, we had advances outstanding of $1.3 million and $0.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $69.1 million and $61.2 million at January 31, 2016 and October 31, 2015, respectively.

	For the Three Months Ended January 31, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$20,266	$1,096	$21,362
Cost of sales and expenses	(24,179)	(1,223)	(25,402)
Joint venture net loss	$(3,913)	$(127)	$(4,040)
Our share of net loss	$(1,496)	$(64)	$(1,560)

	For the Three Months Ended January 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$28,045	$1,132	$29,177
Cost of sales and expenses	(26,517)	(1,085)	(27,602)
Joint venture net income	$1,528	$47	$1,575
Our share of net income	$1,467	$23	$1,490

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $0.8 million and $1.2 million for the three months ended January 31, 2016 and 2015, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. The guidance, which requires retrospective application, is effective for the Company beginning November 1, 2016. Early adoption is permitted. The adoption of ASU 2015-03 will result in reclassification of our deferred bond issuance costs from assets to an offset of our notes payable on the Company’s Consolidated Financial Statements. Additionally, in August 2015, as a follow-up to ASU 2015-03, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”). ASU 2015-15 addresses the presentation of debt issuance costs for line-of-credit arrangements, allowing an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 will be concurrent with the adoption of ASU 2015-03. The Company does not expect ASU 2015-15 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2016	Fair Value at October 31, 2015

Mortgage loans held for sale (1)	Level 2	$165,194	$129,818
Interest rate lock commitments	Level 2	401	(7)
Forward contracts	Level 2	(634)	509
Total		$164,961	$130,320

(1)  The aggregate unpaid principal balance was $153.1 million and $122.7 million at January 31, 2016 and October 31, 2015, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $763.9 million at January 31, 2016. Loans in process for which interest rates were committed to the borrowers totaled $68.7 million as of January 31, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2016, the segment had open commitments amounting to $26.5 million to sell MBS with varying settlement dates through February 22, 2016.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$5,007	$407	$(1,143)

	Three Months Ended January 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$60	$266	$(382)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2016 and 2015. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended January 31, 2016

(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$28,528	$(9,669)	$18,859
Land and land options held for future development or sale	Level 3	$157	$(48)	$109

Nonfinancial Assets

		Three Months Ended January 31, 2015

(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,701	$(923)	$4,778
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $9.7 million and $0.9 million for the three months ended January 31, 2016 and 2015, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and borrowings under the revolving credit facility approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $445.5 million and $689.6 million as of January 31, 2016 and October 31, 2015, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $705.4 million, $10.5 million and $65.1 million, respectively, as of January 31, 2016. As of October 31, 2015, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $869.4 million, $12.8 million and $69.0 million, respectively.

21.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of January 31, 2016, had issued and outstanding $992.0 million of senior secured notes ($981.7 million, net of discount), $607.6 million senior notes and $10.5 million senior amortizing notes and $74.7 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The senior unsecured notes (except for the 7.0% Senior Notes due 2019 (the “2019 Notes”) and the 8.0% Senior Notes due 2019), senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended (the “Act”). The 2019 Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Act. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2019 Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 2019 Notes, the 8.0% Senior Notes due 2019 and the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Condensed Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$147,194	$1,503,913	$420,787	$-	$2,071,894
Financial services			16,099	177,359		193,458
Income taxes receivable	140,493	(82,294)	229,167	22		287,388
Intercompany receivable		1,471,938		60,268	(1,532,206)	-
Investments in and amounts due from consolidated subsidiaries			398,585		(398,585)	-
Total assets	$140,493	$1,536,838	$2,147,764	$658,436	$(1,930,791)	$2,552,740

LIABILITIES AND EQUITY:
Homebuilding	$2,508	$112	$667,519	$106,991	$-	$777,130
Financial services			15,633	152,418		168,051
Notes payable		1,747,427	2,833	439		1,750,699
Intercompany payable	179,839		1,352,367		(1,532,206)	-
Amounts due to consolidated subsidiaries	101,286	12,497			(113,783)	-
Stockholders’ (deficit) equity	(143,140)	(223,198)	109,412	398,588	(284,802)	(143,140)
Total liabilities and equity	$140,493	$1,536,838	$2,147,764	$658,436	$(1,930,791)	$2,552,740

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$230,358	$1,553,811	$367,869	$ -	$2,152,038
Financial services			15,680	144,301		159,981
Income taxes receivable	128,176	(89,212)	251,293	22		290,279
Intercompany receivable		1,575,712		58,280	(1,633,992)	-
Investments in and amounts due from consolidated subsidiaries		1,013	383,032		(384,045)	-
Total assets	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298

LIABILITIES AND EQUITY:
Homebuilding	$3,076	$87	$588,854	$65,947	$-	$657,964
Financial services			15,677	121,106		136,783
Notes payable		1,933,119	2,132	384		1,935,635
Intercompany payable	180,681		1,453,311		(1,633,992)	-
Amounts due to consolidated subsidiaries	72,503				(72,503)	-
Stockholders’ (deficit) equity	(128,084)	(215,335)	143,842	383,035	(311,542)	(128,084)
Total liabilities and equity	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$474,910	$82,469	$-	$557,379
Financial services			2,245	15,981		18,226
Intercompany charges		34,540			(34,540)	-
Total revenues	-	34,540	477,155	98,450	(34,540)	575,605

Expenses:
Homebuilding	1,940	35,811	466,620	74,733		579,104
Financial services			1,624	6,591		8,215
Intercompany charges			34,463	77	(34,540)	-
Total expenses	1,940	35,811	502,707	81,401	(34,540)	587,319
(Loss) income from unconsolidated joint ventures			16	(1,496)		(1,480)
(Loss) income before income taxes	(1,940)	(1,271)	(25,536)	15,553	-	(13,194)
State and federal income tax provision (benefit)	(14,550)	(6,918)	24,447			2,979
Equity in (loss) income of consolidated subsidiaries	(28,783)	(13,510)	15,553		26,740	-
Net (loss) income	$(16,173)	$(7,863)	$(34,430)	$15,553	$26,740	$(16,173)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$365,189	$69,403	$-	$434,592
Financial services			1,833	9,289		11,122
Intercompany charges		28,512			(28,512)	-
Total revenues	-	28,512	367,022	78,692	(28,512)	445,714

Expenses:
Homebuilding	3,711	37,828	357,509	60,481		459,529
Financial services	68		1,573	5,676		7,317
Intercompany charges			28,382	130	(28,512)	-
Total expenses	3,779	37,828	387,464	66,287	(28,512)	466,846
Income (loss) from unconsolidated joint ventures			(14)	1,466		1,452
(Loss) income before income taxes	(3,779)	(9,316)	(20,456)	13,871	-	(19,680)
State and federal income tax (benefit) provision	(12,286)		6,982			(5,304)
Equity in (loss) income of consolidated subsidiaries	(22,883)	(12,806)	13,871		21,818	-
Net (loss) income	$(14,376)	$(22,122)	$(13,567)	$13,871	$21,818	$(14,376)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,173)	$(7,863)	$(34,430)	$15,553	$26,740	$(16,173)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(11,768)	(16,045)	80,623	(74,978)	(26,740)	(48,908)
Net cash (used in) provided by operating activities	(27,941)	(23,908)	46,193	(59,425)	-	(65,081)
Cash flows from investing activities:
Proceeds from sale of property and assets			72	21		93
Purchase of property, equipment & other fixed assets and acquisitions			(1,223)	(30)		(1,253)
Increase in restricted cash related to mortgage company				(81)		(81)
Decrease in restricted cash related to letters of credit		52				52
Investments in and advances to unconsolidated joint ventures		(130)	(865)	(10,502)		(11,497)
Distributions of capital from unconsolidated joint ventures			80	2,052		2,132
Intercompany investing activities		117,284			(117,284)	-
Net cash (used in) provided by investing activities	-	117,206	(1,936)	(8,540)	(117,284)	(10,554)
Cash flows from financing activities:
Net payments from mortgages and notes			(10,035)	(5,358)		(15,393)
Net proceeds from model sale leaseback financing programs			2,118	111		2,229
Net proceeds from land bank financing programs			106,813	28,261		135,074
Payments related to senior notes and senior amortizing notes		(175,040)				(175,040)
Net proceeds related to mortgage warehouse lines of credit				31,481		31,481
Deferred financing cost from land bank financing program and note issuances			(2,496)	(1,387)		(3,883)
Intercompany financing activities	27,941		(143,237)	(1,988)	117,284	-
Net cash (used in) provided by financing activities	27,941	(175,040)	(46,837)	51,120	117,284	(25,532)
Net decrease in cash	-	(81,742)	(2,580)	(16,845)	-	(101,167)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$117,576	$(7,380)	$42,382	$-	$152,578

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,376)	$(22,122)	$(13,567)	$13,871	$21,818	$(14,376)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(7,520)	3,248	(39,948)	(115,203)	(21,818)	(181,241)
Net cash used in operating activities	(21,896)	(18,874)	(53,515)	(101,332)	-	(195,617)
Cash flows from investing activities:
Proceeds from sale of property and assets			156	12		168
Purchase of property, equipment & other fixed assets and acquisitions			(879)			(879)
Decrease in restricted cash related to mortgage company				387		387
Investments in and advances to unconsolidated joint ventures		81	146	(11,962)		(11,735)
Distribution of capital from unconsolidated joint ventures				627		627
Intercompany investing activities		(159,012)			159,012	-
Net cash used in investing activities		(158,931)	(577)	(10,936)	159,012	(11,432)
Cash flows from financing activities:
Net proceeds from mortgages and notes			(10,277)	6,958		(3,319)
Net proceeds from model sale leaseback financing programs			(5,606)	(196)		(5,802)
Net proceeds from land bank financing programs			(6,332)	(871)		(7,203)
Net proceeds from senior notes		247,938				247,938
Net proceeds related to mortgage warehouse lines of credit				(8,153)		(8,153)
Deferred financing cost from land bank financing program and note issuances		(4,627)	(114)	(270)		(5,011)
Intercompany financing activities	21,896		76,732	60,384	(159,012)	-
Net cash provided by financing activities	21,896	243,311	54,403	57,852	(159,012)	218,450
Net increase (decrease) in cash and cash equivalents	-	65,506	311	(54,416)	-	11,401
Cash and cash equivalents balance, beginning of period		159,508	(4,726)	107,116		261,898
Cash and cash equivalents balance, end of period	$-	$225,014	$(4,415)	$52,700	$-	$273,299

22.	Transactions with Related Parties

During the three months ended January 31, 2016 and 2015, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.3 million for both periods. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of fiscal 2016, we experienced many positive operating trends compared to the same period of the prior year. For the three months ended January 31, 2016, sale of homes revenues increased 28.4% as compared to the same period of the prior year. This increase in revenues was primarily due to an increase in the volume of deliveries, which was a result of increased community count, along with an increase in average price per home, which was a result of geographic and community mix of our deliveries. Active selling communities increased from 199 at January 31, 2015 to 217 at January 31, 2016, and net contracts increased 16.1% for the three months ended January 31, 2016, compared to the same period of the prior year. Net contracts per average active selling community increased to 7.0 for the three months ended January 31, 2016 compared to 6.6 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 14.5% for the three months ended January 31, 2015, to 11.1% for the three months ended January 31, 2016. These positive operating improvements were partially offset by a decrease in our gross margin percentage, before cost of sales interest expense and land charges, from 18.2% for the three months ended January 31, 2015 to 16.6% for the three months ended January 31, 2016, as a result of deliveries in certain of our new communities in the first quarter of fiscal 2016 having higher land costs as a percentage of revenue in the first quarter of fiscal 2016 compared to deliveries in the same period of the prior year.

Providing further detail on our selling, general and administrative costs, homebuilding selling, general and administrative expenses (“SGA”) remained relatively flat with a slight decrease of $0.1 million from $47.6 million for the first quarter of fiscal 2015 to $47.5 million for the first quarter of fiscal 2016. As a percentage of total revenue, homebuilding SGA decreased 2.4% as revenues increased. Corporate general and administrative expenses as a percentage of total revenue decreased to 2.8% for the first quarter of fiscal 2016 from 3.8% for the first quarter of fiscal 2015. Given the persistence of difficult market conditions, improving the efficiency of our SGA will continue to be a significant area of focus, and as we generate revenue from our increased community count compared to the prior fiscal year, we expect to continue to leverage these costs as we did in the first quarter of fiscal 2016.

When comparing sequentially from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016, our gross margin percentage, before cost of sales interest expense and land charges, decreased from 18.0% to 16.6% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues increased from 7.1% to 11.1%, as compared to the fourth quarter of fiscal 2015. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues decreased from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016, consistent with our normal seasonality trends, gross margin decreased and selling, general and administrative costs as a percentage of total revenues increased.

During the last twelve months ended January 31, 2016, we opened for sale 102 new communities and closed 84 communities, resulting in a net increase of 18 communities from 199 communities at January 31, 2015 to 217 communities at January 31, 2016. In addition, during the same period, we put under option or acquired approximately 13,000 lots in 167 wholly owned communities (which includes 1,750 lots in 35 wholly owned communities which are no longer owned inventory but are optioned inventory under our land banking transactions closed during the first quarter of fiscal 2016) and walked away from 4,286 lots in 64 wholly owned communities.

Notwithstanding declines in gross margin percentage, before cost of sales interest expense and land charges, based on the 25.6% increase of homes in backlog and the 39.1% increase of the dollar value of backlog at January 31, 2016 compared to January 31, 2015, as well as our increased community count at January 31, 2016, we believe that we are well-positioned for stronger results compared to the prior year as the fiscal year progresses, primarily in the latter half of the year. However, several challenges, such as economic weakness and uncertainty, declining oil prices (which may affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results across our operating markets.

We have been evaluating our geographic operating footprint as it relates to our strategic objectives. As a result, we have decided to exit the Minneapolis, MN and Raleigh, NC markets by selling our land portfolios in those markets and to wind down our operations in the San Francisco Bay area in Norhern California and in Tampa, FL by building and delivering homes to sell through our existing land position. In our remaining markets, we continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2015, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; post-development completion, warranty and insurance reserves; and deferred income taxes. Since October 31, 2015, there have been no significant changes to those critical accounting policies.

CAPITAL RESOURCES AND LIQUIDITY

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and were paid. We have $86.5 million principal amount of 7.5% Senior Notes due on May 15, 2016 and $121.0 million principal amount of 8.625% Senior Notes due on January 15, 2017. While our preference is to refinance these notes, in light of current availability of debt financing in the capital and loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, we currently believe we will have sufficient liquidity from our operations and our planned reduction of our geographic operating footprint (as described above under “—Overview”) to enable us to pay these notes at maturity. However, depending on market conditions, we may also need to reduce or delay investments or consider other liquidity-enhancing measures such as new land banking arrangements, an increase in joint venture activity and/or project specific financings and model sale leasebacks. The timing of our land sales of our Minneapolis, MN and Raleigh, NC operations and any such other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

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

Including paying $172.7 million for our 6.25% Senior Notes that matured in January 2016, our homebuilding cash balance at January 31, 2016 decreased $98.3 million from October 31, 2015. In addition to paying debt during the period, we spent $116.6 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $65.1 million of cash in operations. During the first quarter of fiscal 2016, cash used in investing activities was $10.6 million, primarily related to an investment in a new joint venture. Cash used in financing activities was $25.5 million during the first quarter of fiscal 2016, which included the payment of our 6.25% Senior Notes discussed above, slightly offset by net proceeds from land banking. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2016 and 2015 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, our revolving credit facility, model sale leasebacks, land banking deals, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2016 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2016, as a result of the new land purchases and land development, we have used cash in operations as we have added new communities. Looking forward, because we may not be able to refinance our near term debt maturities, we are shifting our focus from growing our community count and revenues to increasing operating efficiency and profitability while generating positive cash flow from operations to pay debt maturities as they come due. We plan to continue to make adjustments to our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2016 and October 31, 2015 there were $47.0 million of borrowings, respectively, and $25.5 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of January 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.5 million and $2.6 million letters of credit outstanding at January 31, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $2.5 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 29, 2016, is a short-term borrowing facility that provides up to $50.0 million through January 31, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.425% at January 31, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $42.2 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $33.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate, which was 0.76% at January 31, 2016, plus the applicable margin of 2.5% until the loan documents have been provided to the lender, at which point the margin is lowered to 2.25%. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $36.7 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 28, 2015 to extend the maturity date to December 27, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of January 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $28.4 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of January 31, 2016, we had $992.0 million of outstanding senior secured notes ($981.7 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and, together with the 2.0% 2021 Notes, the “2021 Notes”). As of January 31, 2016, we also had $607.6 million of outstanding senior notes ($607.6 million, net of discount), comprised of $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017, $150.0 million 7.0% Senior Notes due 2019 and $250.0 million 8.0% Senior Notes due 2019. In addition, as of January 31, 2016, we had outstanding $10.5 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $74.7 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2016 (see Note 21 to the Condensed Consolidated Financial Statements). In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 to the Condensed Consolidated Financial Statements), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, (currently, however, our ability to incur additional permitted indebtedness is limited and we expect it to be limited for the foreseeable future) refinancing indebtedness, and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At January 31, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $628.4 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $112.6 million as of January 31, 2016, which included $2.5 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2016, the collateral securing the guarantees included (1) $37.0 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflows primarily from deliveries); (2) $167.3 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $64.7 million as of January 31, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

Total inventory, excluding consolidated inventory not owned, decreased $208.4 million during the three months ended January 31, 2016 from October 31, 2015. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $56.8 million, in the Mid-Atlantic by $55.7 million, in the Midwest by $33.7 million and in the Southwest by $70.9 million. This decrease was slightly offset by an increase in the Southeast of $3.8 million and in the West of $4.9 million. The decreases were primarily attributable to new land banking transactions during the quarter (discussed below), along with home deliveries, partially offset by new land purchases and land development. During the three months ended January 31, 2016, we had impairments in the amount of $9.7 million, primarily related to land held for sale in the Midwest (discussed above). We wrote-off costs in the amount of $2.0 million during the three months ended January 31, 2016 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2016 are expected to be closed during the next six to nine months.

The total inventory increase discussed above excluded the increase in consolidated inventory not owned of $215.8 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2015 to January 31, 2016 was primarily due to an increase in land banking transactions along with a minor increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2016, inventory of $239.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $151.8 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2016, inventory of $97.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $90.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheet. As of January 31, 2016, we had $0.5 million of specific performance options recorded on our Condensed Consolidated Balance Sheet to “Consolidated inventory not owned,” with a corresponding liability of $0.5 million recorded to “Liabilities from inventory not owned.”

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2016, we had mothballed land in 29 communities. The book value associated with these communities at January 31, 2016 was $76.3 million, which was net of impairment charges recorded in prior periods of $296.2 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2016, we did not mothball any new communities, but we re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which is beginning construction.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $26.8 million and $1.3 million, respectively, of our total inventories at January 31, 2016 and October 31, 2015, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at January 31, 2016 compared to October 31, 2015 is attributable to signing new land option agreements and acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2016:

Northeast	12	1,069	5,120	6,189
Mid-Atlantic	36	2,649	2,643	5,292
Midwest	29	3,071	2,099	5,170
Southeast	35	2,280	3,272	5,552
Southwest	86	4,827	1,926	6,753
West	19	2,063	3,855	5,918

Consolidated total	217	15,959	18,915	34,874

Unconsolidated joint ventures	11	2,275	1,085	3,360

Total including unconsolidated joint ventures	228	18,234	20,000	38,234

Owned		8,901	7,350	16,251
Optioned		6,894	11,565	18,459

Controlled lots		15,795	18,915	34,710

Construction to permanent financing lots		164	-	164

Consolidated total		15,959	18,915	34,874

Lots controlled by unconsolidated joint ventures		2,275	1,085	3,360

Total including unconsolidated joint ventures		18,234	20,000	38,234

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2015:

Northeast	12	1,220	4,390	5,610
Mid-Atlantic	40	2,728	2,860	5,588
Midwest	30	3,105	1,399	4,504
Southeast	33	2,344	3,919	6,263
Southwest	86	4,913	1,993	6,906
West	18	1,668	4,190	5,858

Consolidated total	219	15,978	18,751	34,729

Unconsolidated joint ventures	10	1,969	1,155	3,124

Total including unconsolidated joint ventures	229	17,947	19,906	37,853

Owned		10,448	8,164	18,612
Optioned		5,336	10,587	15,923

Controlled lots		15,784	18,751	34,535

Construction to permanent financing lots		194	-	194

Consolidated total		15,978	18,751	34,729

Lots controlled by unconsolidated joint ventures		1,969	1,155	3,124

Total including unconsolidated joint ventures		17,947	19,906	37,853

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The slight increase in started unsold homes per active selling community from October 31, 2015 to January 31, 2016 is primarily due to seasonality, as we typically have more started unsold homes in advance of the spring selling season.

	January 31, 2016			October 31, 2015

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	70	16	86	68	14	82
Mid-Atlantic	119	10	129	132	13	145
Midwest	48	6	54	61	3	64
Southeast	99	20	119	99	17	116
Southwest	436	2	438	395	4	399
West	71	25	96	65	26	91

Total	843	79	922	820	77	897

Started or completed unsold homes and models per active selling communities (1)	3.9	0.4	4.3	3.7	0.4	4.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 217 and 219 at January 31, 2016 and October 31, 2015, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Investments in and advances to unconsolidated joint ventures increased $7.9 million to $69.1 million at January 31, 2016 compared to October 31, 2015. The increase was primarily due to an investment in a new joint venture in the first quarter of fiscal 2016. As of both January 31, 2016 and October 31, 2015, we had investments in nine homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Prepaid expenses and other assets were as follows as of:

(In thousands)	January 31, 2016	October 31, 2015	Dollar Change

Prepaid insurance	$4,056	$2,389	$1,667
Prepaid project costs	42,031	42,459	(428)
Net rental properties	805	924	(119)
Other prepaids	33,696	31,496	2,200
Other assets	598	403	195
Total	$81,186	$77,671	$3,515

Prepaid insurance increased during the three months ended January 31, 2016 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids increased $2.2 million during the period, primarily due to prepaid financing costs related to new land banking arrangements in the first quarter of fiscal 2016, partially offset by the amortization of prepaid bond fees.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $158.8 million and $124.1 million at January 31, 2016 and October 31, 2015, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2015 is related to an increase in the volume of loans originated during the first quarter of 2016 compared to the fourth quarter of 2015, along with an increase in the average loan value.

Nonrecourse mortgages decreased to $128.7 million at January 31, 2016 from $143.9 million at October 31, 2015. The decrease was primarily due to the payment of existing mortgages, partially offset by new mortgages for communities in the Northeast and the West obtained during the three months ended January 31, 2016.

Accounts payable and other liabilities are as follows as of:

(In thousands)	January 31, 2016	October 31, 2015	Dollar Change

Accounts payable	$159,687	$144,735	$14,952
Reserves	139,069	140,566	(1,497)
Accrued expenses	17,130	19,280	(2,150)
Accrued compensation	23,710	36,349	(12,639)
Other liabilities	8,804	7,586	1,218
Total	$348,400	$348,516	$(116)

The increase in accounts payable was primarily due to the timing of payments made in the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, as we adjusted payment schedules so that payments are made consistent with payment due dates. Reserves decreased during the period as payments for warranty related claims exceeded new accruals for general liability insurance. The decrease in accrued expenses was primarily due to decreases in accrued property tax, along with the amortization of abandoned lease space accruals. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2015 bonuses during the first quarter of 2016, partially offset by the accrual of the first quarter fiscal 2016 bonuses.

Liabilities from inventory not owned increased $136.6 million to $242.4 million at January 31, 2016. The increase was primarily due to new land banking transactions during the period, along with a slight increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services - Mortgage warehouse lines of credit increased $31.5 million from $108.9 million at October 31, 2015, to $140.4 million at January 31, 2016. The increase directly correlates to the increase in the volume of mortgage loans held for sale during the period.

Accrued interest decreased $11.2 million to $29.2 million at January 31, 2016. The decrease was primarily due to the timing of interest payments and accruals on the Company’s long term debt as most of our notes have interest payments in the first and third quarters, resulting in lower accruals in these respective quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2016 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2015

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2016	January 31, 2015	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$556,775	$433,471	$123,304	28.4%
Land sales and other revenues	604	1,121	(517)	(46.1)%
Financial services	18,226	11,122	7,104	63.9%

Total revenues	$575,605	$445,714	$129,891	29.1%

Homebuilding

For the three months ended January 31, 2016, sale of homes revenues increased $123.3 million, or 28.4%, as compared to the same period of the prior year. This increase was due to the number of home deliveries increasing 23.8% for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, along with a 3.8% increase in the average price per home. The average price per home increased to $391,543 in the three months ended January 31, 2016 from $377,259 in the three months ended January 31, 2015. The increase in average price was the result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Our ability to raise prices during the first quarter of fiscal 2016 and 2015 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain of our communities. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2016	2015	% Change

Northeast:
Dollars	$72,438	$50,642	43.0%
Homes	151	96	57.3%

Mid-Atlantic:
Dollars	$93,552	$80,911	15.6%
Homes	206	191	7.9%

Midwest:
Dollars	$91,840	$64,410	42.6%
Homes	274	203	35.0%

Southeast:
Dollars	$39,194	$37,784	3.7%
Homes	116	121	(4.1)%

Southwest:
Dollars	$204,189	$166,609	22.6%
Homes	550	477	15.3%

West:
Dollars	$55,562	$33,115	67.8%
Homes	125	61	104.9%

Consolidated total:
Dollars	$556,775	$433,471	28.4%
Homes	1,422	1,149	23.8%

Unconsolidated joint ventures
Dollars	$20,187	$27,578	(26.8)%
Homes	44	71	(38.0)%

Totals:
Housing revenues	$576,962	$461,049	25.1%
Homes delivered	1,466	1,220	20.2%

As discussed above, the overall increase in housing revenues during the three months ended January 31, 2016 as compared to the same period of the prior year was attributed to an increase in deliveries and average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2016	2015	2016	2015

Northeast:
Dollars	$39,784	$56,753	$114,350	$79,438
Homes	92	107	234	157

Mid-Atlantic:
Dollars	$130,316	$102,109	$275,863	$210,121
Homes	260	211	507	391

Midwest:
Dollars	$67,569	$70,981	$170,020	$195,167
Homes	207	208	577	670

Southeast:
Dollars	$90,259	$52,290	$157,001	$95,577
Homes	213	173	376	284

Southwest:
Dollars	$208,642	$193,584	$427,164	$322,294
Homes	560	538	1,043	831

West:
Dollars	$92,073	$27,440	$143,396	$22,936
Homes	199	82	277	66

Consolidated total:
Dollars	$628,643	$503,157	$1,287,794	$925,533
Homes	1,531	1,319	3,014	2,399

Unconsolidated joint ventures:
Dollars	$39,821	$18,081	$151,716	$39,626
Homes	61	47	224	88

Totals:
Dollars	$668,464	$521,238	$1,439,510	$965,159
Homes	1,592	1,366	3,238	2,487

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2016, our open for sale community count decreased to 217 from 219 at October 31, 2015, which is the net result of opening 21 new communities and closing 23 communities since the beginning of fiscal 2016. Our reported level of sales contracts (net of cancellations) increased due to both increased community count and increased pace of sales in most of the Company’s segments, in the first quarter of fiscal 2016 as compared to the same period in the prior year. Net contracts per average active selling community for the three months ended January 31, 2016 was 7.0 compared to 6.6 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	20%	16%	18%	16%	21%
Second		16%	17%	15%	16%
Third		20%	22%	17%	20%
Fourth		20%	22%	23%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	13%	11%	11%	12%	18%
Second		14%	17%	15%	21%
Third		13%	13%	12%	18%
Fourth		12%	14%	14%	18%

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

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2016	2015

Sale of homes	$556,775	$433,471

Cost of sales, net of impairment reversals and excluding interest expense and land charges	464,146	354,379

Homebuilding gross margin, before cost of sales interest expense and land charges	92,629	79,092

Cost of sales interest expense, excluding land sales interest expense	16,843	11,299

Homebuilding gross margin, after cost of sales interest expense, before land charges	75,786	67,793

Land charges	11,681	2,230

Homebuilding gross margin, after cost of sales interest expense and land charges	$64,105	$65,563

Gross margin percentage, before cost of sales interest expense and land charges	16.6%	18.2%

Gross margin percentage, after cost of sales interest expense, before land charges	13.6%	15.6%

Gross margin percentage, after cost of sales interest expense and land charges	11.5%	15.1%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2016	2015

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest expense and land charges:
Housing, land and development costs	73.1%	70.7%
Commissions	3.4%	3.5%
Financing concessions	1.4%	1.4%
Overheads	5.5%	6.2%
Total cost of sales, before interest expense and land charges	83.4%	81.8%
Gross margin percentage, before cost of sales interest expense and land charges	16.6%	18.2%

Cost of sales interest	3.0%	2.6%

Gross margin percentage, after cost of sales interest expense and before land charges	13.6%	15.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land charges, decreased to 16.6% during the three months ended January 31, 2016 compared to 18.2% for the same period last year. The decrease in gross margin percentage was primarily due to higher land and development costs as a percentage of sale of homes revenue in certain of our new communities delivering in the first quarter of fiscal 2016 compared to the same period of the prior year. For the three months ended January 31, 2016 and 2015, gross margin was favorably impacted by the reversal of prior period inventory impairments of $11.0 million and $6.6 million, respectively, which represented 2.0% and 1.5%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales , we have written-off or written-down certain inventories totaling $11.7 million and $2.2 million during the three months ended January 31, 2016 and 2015, respectively, to their estimated fair value. During the three months ended January 31, 2016, we wrote-off residential land options and approval and engineering costs amounting to $2.0 million compared to $1.3 million for the three months ended January 31, 2015, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in all of our segments except the West in the first quarter of fiscal 2016, and in our Northeast, Midwest, Southeast, Southwest and West segments in the first quarter of fiscal 2015. We recorded $9.7 million and $0.9 million of inventory impairments during the three months ended January 31, 2016 and 2015, respectively. The impairments recorded in the first quarter of fiscal 2016 were for six communities that are being held for sale, mainly in the Midwest related to our discussion to exit the Minneapolis, MN market. The inventory has been written down to fair value based on recent offers received for the property. It is difficult to predict if impairment levels will remain low and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2016	2015

Land and lot sales	$-	$514
Cost of sales, net of impairment reversals and excluding interest	-	433
Land and lot sales gross margin, excluding interest	-	81
Land and lot sales interest expense	-	19
Land and lot sales gross margin, including interest	$-	$62

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were no land sales in the first quarter of fiscal 2016 compared to two in the same period of the prior year, resulting in a decrease of $0.5 million in land sales revenues.

Land sales and other revenues decreased $0.5 million for the three months ended January 31, 2016 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease for the three months ended January 31, 2016, compared to the three months ended January 31, 2015, was due to the decrease in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $0.1 million to $47.5 million for the three months ended January 31, 2016 compared to the same period last year. This decrease, along with an increase in revenues, resulted in the improvement of SGA expenses as a percentage of homebuilding revenues to 8.5% for the three months ended January 31, 2016 compared to 11.0% for the three months ended January 31, 2015.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2016	2015	Variance	Variance %

Northeast
Homebuilding revenue	$72,504	$50,730	$21,774	42.9%
Income (loss) before income taxes	$2,734	$(3,153)	$5,887	186.7%
Homes delivered	151	96	55	57.3%
Average sales price	$479,721	$527,514	$(47,793)	(9.1)%

Mid-Atlantic
Homebuilding revenue	$93,820	$81,185	$12,635	15.6%
Income before income taxes	$2,622	$5,177	$(2,555)	(49.4)%
Homes delivered	206	191	15	7.9%
Average sales price	$454,136	$423,620	$30,516	7.2%

Midwest
Homebuilding revenue	$91,920	$64,439	$27,481	42.6%
(Loss) income before income taxes	$(5,559)	$3,711	$(9,270)	(249.8)%
Homes delivered	274	203	71	35.0%
Average sales price	$335,181	$317,290	$17,891	5.6%

Southeast
Homebuilding revenue	$39,252	$37,894	$1,358	3.6%
Loss before income taxes	$(1,834)	$(1,156)	$(678)	(58.7)%
Homes delivered	116	121	(5)	(4.1)%
Average sales price	$337,884	$312,264	$25,620	8.2%

Southwest
Homebuilding revenue	$204,325	$167,187	$37,138	22.2%
Income before income taxes	$16,369	$11,325	$5,044	44.5%
Homes delivered	550	477	73	15.3%
Average sales price	$371,253	$349,286	$21,967	6.3%

West
Homebuilding revenue	$55,578	$33,193	$22,385	67.4%
Loss before income taxes	$(5,968)	$(2,373)	$(3,595)	(151.5)%
Homes delivered	125	61	64	104.9%
Average sales price	$444,494	$542,866	$(98,372)	(18.1)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 42.9% for the three months ended January 31, 2016 compared to the same period of the prior year. The increase for the three months ended January 31, 2016 was attributed to a 57.3% increase in homes delivered, partially offset by a 9.1% decrease in average sales price due to the mix of communities delivering in the three months ended January 31, 2016 compared to the same period of fiscal 2015.

Loss before income taxes improved $5.9 million compared to the prior year to income of $2.7 million for the three months ended January 31, 2016. This improvement was mainly due to the increase in homebuilding revenues discussed above, the increase in gross margin percentage before interest expense and a $1.5 million decrease in selling, general and administrative costs for the three months ended January 31, 2016.

Mid-Atlantic - Homebuilding revenues increased 15.6% for the three months ended January 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 7.9% increase in homes delivered for the three months ended January 31, 2016 and a 7.2% increase in average sales price due to the mix of communities delivering in the three months ended January 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $2.6 million compared to the prior year to $2.6 million for the three months ended January 31, 2016 due primarily to the decrease in gross margin percentage before interest expense and a $1.8 million decrease in income from unconsolidated joint ventures.

Midwest - Homebuilding revenues increased 42.6% for the three months ended January 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 35.0% increase in homes delivered and a 5.6% increase in average sales price for the three months ended January 31, 2016. The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $9.3 million to a loss of $5.6 million for the three months ended January 31, 2016. The decrease for the three months ended January 31, 2016 was primarily due to $9.7 million in inventory impairments on land held for sale related to our discussion to exit the Minneapolis, MN market, and a decrease in gross margin percentage before interest expense, partially offset by the increase in homebuilding revenues discussed above.

Southeast - Homebuilding revenues increased 3.6% for the three months ended January 31, 2016 compared to the same period in the prior year. The increase for the three months ended January 31, 2016 was attributed to the 8.2% increase in average sales price, partially offset by a 4.1% decrease in homes delivered. The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended January 31, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $0.7 million to $1.8 million for the three months ended January 31, 2016 primarily due to an increase in selling, general and administrative costs of $0.6 million as a result of increased community count and a slight decrease in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 22.2% for the three months ended January 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 15.3% increase in homes delivered for the three months ended January 31, 2016, as well as a 6.3% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended January 31, 2016 compared to the same period in fiscal 2015.

Income before income taxes increased $5.0 million to $16.4 million for the three months ended January 31, 2016.  The increase was primarily due to the increase in homebuilding revenue discussed above for the three months ended January 31, 2016 compared to the same period of the prior year and a $0.4 million decrease in selling, general and administrative costs. The increase was partially offset by the slight decrease of gross margin percentage before interest expense.

West - Homebuilding revenues increased 67.4% for the three months ended January 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 104.9% increase in homes delivered for the three months ended January 31, 2016 compared to the same period in fiscal 2015. This increase was partially offset by an 18.1% decrease in average sales price, which was the result of the different mix of communities delivering in the three months ended January 31, 2016 compared to the same period in fiscal 2015, primarily from the completion of a few higher priced communities in fiscal 2015.

Loss before income taxes increased $3.6 million to $6.0 million for the three months ended January 31, 2016. The increased loss for the three months ended January 31, 2016 was primarily due to a decrease in gross margin percentage before interest expense and a $2.3 million increase in selling, general and administrative costs as a result of increased community count for the three months ended January 31, 2016 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2016 and 2015, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 26.0% and 29.9%, respectively, of our total loans. While the origination of FHA/VA loans have decreased from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, our conforming conventional loan originations as a percentage of our total loans increased from 68.4% to 69.6% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2016, financial services provided a $10.0 million pretax profit compared to $3.8 million of pretax profit for the same period of fiscal 2015.  Revenues were up 63.9% for the first quarter of fiscal 2016 from the first quarter of fiscal 2015 and costs were also up 12.3% for such period. The increase in revenues was attributable to the increase in the mortgage capture rate and an increase in the average price of loans settled for the three months ended January 31, 2016 compared to the same period in the prior year. The increase in costs was attributed to the increase in the number of loans originated for the period. In the market areas served by our wholly owned mortgage banking subsidiaries, 75.6% and 71.0% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2016 and 2015, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased slightly to $16.3 million for the three months ended January 31, 2016 compared to $16.9 million for the three months ended January 31, 2015, primarily due to a decrease in stock compensation expense as a result of lower stock prices for grants that are currently being expensed.

Other Interest

Other interest decreased $3.8 million for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The decrease was attributed to the reduction in directly expensed interest as our assets that qualify for interest capitalization increased with the increase in inventory as of January 31, 2016 compared to the three months ended January 31, 2015.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, rent expense for commercial office space and amortization of prepaid bond fees. Other operations was relatively flat decreasing $0.1 million to $1.4 million for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. The decrease was mainly attributed to a decrease in prepaid bond fees amortization as a result of the maturity of our 11.875% Senior Notes in October 2015.

(Loss) Income From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $1.5 million for the three months ended January 31, 2016, compared to income of $1.5 million for the three months ended January 31, 2015. The decrease in income to a loss was mainly due to fewer deliveries at certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun delivering homes or have just started delivering homes.

Total Taxes

The total income tax expense of $3.0 million recognized for the three months ended January 31, 2016 was primarily due to the impact of permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance as well as state tax expenses and state tax reserves for uncertain tax positions. The total income tax benefit of $5.3 million recognized for the three months ended January 31, 2015 was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain state tax positions.

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

As of October 31, 2015, and again at January 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the first quarter ended January 31, 2016. However, we are no longer in a three year cumulative loss position as of January 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.3 million as of January 31, 2016 is appropriate.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 54.0% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Quarterly report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company’s goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

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

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;

●	Operations through joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Availability and terms of financing to the Company;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war;
●	Increases in cancellations of agreements of sale;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Legal claims brought against us and not resolved in our favor.

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2016, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2016 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	FV at 1/31/16

Long term debt(1)(2):
Fixed rate	$89,863	$127,593	$125,976	$151,536	$828,673	$423,390	$1,747,031	$1,288,761
Weighted average interest rate	7.60%	8.72%	4.58%	7.02%	7.48%	6.85%	7.17%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $25.5 million of letters of credit issued as of January 31, 2016 under our $75.0 million revolving Credit Facility.

(2)	Does not include $128.7 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2016. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2016. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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

10(a)*	Form of 2016 Long-Term Incentive Program Award Agreement.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2016 and October 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2016 and 2015, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 9, 2016
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 9, 2016
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller