Form 10-Q
period 2016-04-30
HOVNANIAN ENTERPRISES INC
filed 2016-06-03
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 131,802,260 shares of Class A Common Stock and 15,317,869 shares of Class B Common Stock were outstanding as of May 31, 2016.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2016	October 31, 2015
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$120,661	$245,398
Restricted cash and cash equivalents	6,259	7,299
Inventories:
Sold and unsold homes and lots under development	1,171,668	1,307,850
Land and land options held for future development or sale	191,627	214,503
Consolidated inventory not owned	312,841	122,225
Total inventories	1,676,136	1,644,578
Investments in and advances to unconsolidated joint ventures	70,061	61,209
Receivables, deposits and notes, net	65,055	70,349
Property, plant and equipment, net	45,670	45,534
Prepaid expenses and other assets	80,004	77,671
Total homebuilding	2,063,846	2,152,038

Financial services:
Cash and cash equivalents	8,993	8,347
Restricted cash and cash equivalents	19,134	19,223
Mortgage loans held for sale at fair value	129,999	130,320
Other assets	2,586	2,091
Total financial services	160,712	159,981
Income taxes receivable – including net deferred tax benefits	294,069	290,279
Total assets	$2,518,627	$2,602,298

(1)  Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	April 30, 2016	October 31, 2015
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages secured by inventory	$125,076	$143,863
Accounts payable and other liabilities	360,946	348,516
Customers’ deposits	47,976	44,218
Nonrecourse mortgages secured by operating properties	14,924	15,511
Liabilities from inventory not owned	220,348	105,856
Total homebuilding	769,270	657,964

Financial services:
Accounts payable and other liabilities	27,574	27,908
Mortgage warehouse lines of credit	109,132	108,875
Total financial services	136,706	136,783

Notes payable:
Revolving credit agreement	50,000	47,000
Senior secured notes, net of discount	982,086	981,346
Senior notes, net of discount	607,575	780,319
Senior amortizing notes	10,516	12,811
Senior exchangeable notes	75,677	73,771
Accrued interest	39,119	40,388
Total notes payable	1,764,973	1,935,635
Total liabilities	2,670,949	2,730,382

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2016 and at October 31, 2015	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,563,023 shares at April 30, 2016 and 143,292,881 shares at October 31, 2015 (including 11,760,763 shares at April 30, 2016 and October 31, 2015 held in treasury)	1,436	1,433
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 16,009,617 shares at April 30, 2016 and 15,676,829 shares at October 31, 2015 (including 691,748 shares at April 30, 2016 and October 31, 2015 held in treasury)	160	157
Paid in capital – common stock	704,141	703,751
Accumulated deficit	(877,998)	(853,364)
Treasury stock – at cost	(115,360)	(115,360)
Total stockholders’ equity deficit	(152,322)	(128,084)
Total liabilities and equity	$2,518,627	$2,602,298

(1)  Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Revenues:
Homebuilding:
Sale of homes	$626,157	$455,172	$1,182,932	$888,643
Land sales and other revenues	11,563	1,320	12,167	2,441
Total homebuilding	637,720	456,492	1,195,099	891,084
Financial services	17,003	12,457	35,229	23,579
Total revenues	654,723	468,949	1,230,328	914,663

Expenses:
Homebuilding:
Cost of sales, excluding interest	536,050	382,139	1,000,196	736,951
Cost of sales interest	21,444	12,013	38,287	23,331
Inventory impairment loss and land option write-offs	9,669	4,311	21,350	6,541
Total cost of sales	567,163	398,463	1,059,833	766,823
Selling, general and administrative	56,371	52,614	103,875	100,260
Total homebuilding expenses	623,534	451,077	1,163,708	867,083

Financial services	9,618	7,508	17,833	14,825
Corporate general and administrative	12,598	16,493	28,919	33,401
Other interest	24,084	23,030	45,309	48,101
Other operations	1,147	1,788	2,531	3,332
Total expenses	670,981	499,896	1,258,300	966,742
(Loss) income from unconsolidated joint ventures	(1,346)	1,466	(2,826)	2,918
Loss before income taxes	(17,604)	(29,481)	(30,798)	(49,161)
State and federal income tax (benefit) provision:
State	(758)	(414)	3,561	2,718
Federal	(8,385)	(9,508)	(9,725)	(17,944)
Total income taxes	(9,143)	(9,922)	(6,164)	(15,226)
Net loss	$(8,461)	$(19,559)	$(24,634)	$(33,935)

Per share data:
Basic:
Loss per common share	$(0.06)	$(0.13)	$(0.17)	$(0.23)
Weighted-average number of common shares outstanding	147,334	146,946	147,301	146,762
Assuming dilution:
Loss per common share	$(0.06)	$(0.13)	$(0.17)	$(0.23)
Weighted-average number of common shares outstanding	147,334	146,946	147,301	146,762

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2015	131,532,118	$1,433	14,985,081	$157	5,600	$135,299	$703,751	$(853,364)	$(115,360)	$(128,084)

Stock options, amortization and issuances							(1,859)			(1,859)

Restricted stock amortization, issuances and forfeitures	270,032	3	332,898	3			2,249			2,255

Conversion of class B to class A common stock	110		(110)							-

Net loss								(24,634)		(24,634)

Balance, April 30, 2016	131,802,260	$1,436	15,317,869	$160	5,600	$135,299	$704,141	$(877,998)	$(115,360)	$(152,322)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,634)	$(33,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,729	1,719
Compensation from stock options and awards	825	6,665
Amortization of bond discounts and deferred financing costs	6,106	5,991
Gain on sale and retirement of property and assets	(100)	(851)
Loss (income) from unconsolidated joint ventures	2,826	(2,918)
Distributions of earnings from unconsolidated joint ventures	-	4,445
Inventory impairment and land option write-offs	21,350	6,541
Deferred income tax benefit	(4,077)	(15,975)
(Increase) decrease in assets:
Origination of mortgage loans	(584,879)	(429,708)
Sale of mortgage loans	585,200	418,594
Restricted cash, receivables, prepaids, deposits and other assets	2,461	134
Inventories	(52,908)	(200,988)
Increase (decrease) in liabilities:
State income tax payable	287	(70)
Customers’ deposits	3,758	6,462
Accounts payable, accrued interest and other accrued liabilities	10,869	(22,235)
Net cash used in operating activities	(31,187)	(256,129)
Cash flows from investing activities:
Proceeds from sale of property and assets	115	983
Purchase of property, equipment and other fixed assets and acquisitions	(1,651)	(1,172)
(Increase) decrease in restricted cash related to mortgage company	(204)	1,645
Decrease in restricted cash related to letters of credit	325	-
Investments in and advances to unconsolidated joint ventures	(16,743)	(15,539)
Distributions of capital from unconsolidated joint ventures	5,065	7,345
Net cash used in investing activities	(13,093)	(6,738)
Cash flows from financing activities:
Proceeds from mortgages and notes	112,894	76,569
Payments related to mortgages and notes	(132,033)	(61,858)
Proceeds from model sale leaseback financing programs	14,910	21,301
Payments related to model sale leaseback financing programs	(13,691)	(7,960)
Proceeds from land bank financing programs	153,423	4,144
Payments related to land bank financing programs	(38,950)	(17,147)
Proceeds from senior notes	-	250,000
Payments related to senior notes and senior amortizing notes	(175,040)	(2,062)
Borrowings from revolving credit facility	3,000	-
Net proceeds related to mortgage warehouse lines of credit	257	6,047
Deferred financing costs from land bank financing programs and note issuances	(4,581)	(6,493)
Net cash (used in) provided by financing activities	(79,811)	262,541
Net decrease in cash and cash equivalents	(124,091)	(326)
Cash and cash equivalents balance, beginning of period	253,745	261,898
Cash and cash equivalents balance, end of period	$129,654	$261,572

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended
	April 30,
	2016	2015
Supplemental disclosure of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$47,987	$41,061
Income taxes	$(2,373)	$819

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

For the three and six months ended April 30, 2016, the Company’s total stock-based compensation was income of $(0.7) million and expense of $0.8 million ($0.7 million net of tax), respectively, and expense of $3.2 million and $6.7 million ($2.1 million and $4.6 million net of tax) for the three and six months ended April 30, 2015, respectively. Included in this total stock-based compensation was income of $(2.1) million for both the three and six months ended April 30, 2016 for previously recognized expense of certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied. This income was slightly offset by the vesting of stock options of $0.1 million and $0.2 million, respectively, during the three and six months ended April 30, 2016. Included in total stock based compensation expense for the three and six months ended April 30, 2015 was the vesting of stock options of $0.5 million and $1.4 million, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2016	2015	2016	2015

Interest capitalized at beginning of period	$117,113	$114,241	$123,898	$109,158
Plus interest incurred (1)	44,224	40,703	86,183	82,175
Less cost of sales interest expensed	21,444	12,013	38,287	23,331
Less other interest expensed (2)(3)	24,084	23,030	45,309	48,101
Less interest contributed to unconsolidated joint venture (4)	-	-	10,676	-
Interest capitalized at end of period (5)	$115,809	$119,901	$115,809	$119,901

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2016	2015	2016	2015
Other interest expensed	$24,084	$23,030	$45,309	$48,101
Interest paid by our mortgage and finance subsidiaries	851	268	1,410	676
Decrease (increase) in accrued interest	(9,948)	(8,726)	1,268	(7,716)
Cash paid for interest, net of capitalized interest	$14,987	$14,572	$47,987	$41,061

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2016, our discount rate used for the impairments recorded ranged from 16.8% to 18.5%. For the six months ended April 30, 2015, our discount rate used for the impairments recorded ranged from 17.5% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2016 and 2015, we evaluated inventories of all 478 and 508 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the six months ended April 30, 2016 and 2015 for 20 and 15 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $89.0 million and $77.4 million, respectively. Of those communities tested for impairment during the six months ended April 30, 2016 and 2015, nine and seven communities with an aggregate carrying value of $43.5 million and $33.0 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded aggregate impairment losses of $5.4 million and $15.1 million, in four and ten communities, respectively, with an aggregate pre-impairment value of $16.7 million and $45.4 million, respectively, for the three and six months ended April 30, 2016, respectively, and recorded aggregate impairment losses of $3.5 million and $4.4 million, in four and five communities, respectively, with an aggregate pre-impairment value of $11.0 million and $16.7 million, respectively, for the three and six months ended April 30, 2015, respectively, which are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The impairments recorded for the six months ended April 30, 2016 were mainly for land held for sale in the Midwest and Northeast. The inventory has been written down to fair value based on recent offers received for the properties. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $4.3 million and $0.8 million for the three months ended April 30, 2016 and 2015, respectively, and $6.3 million and $2.1 million for the six months ended April 30, 2016 and 2015, respectively. Such write-offs were located in each of our segments in both the first half of fiscal 2016 and 2015. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended April 30, 2016 and 2015 were 2,263 and 455, respectively, and 3,519 and 2,155 during the six months ended April 30, 2016 and 2015, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2016, we did not mothball any additional communities or sell any communities; we re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which is beginning construction. As of April 30, 2016 and October 31, 2015, the net book value associated with our 29 and 31 total mothballed communities was $75.7 million and $103.0 million, respectively, which was net of impairment charges recorded in prior periods of $296.8 million and $334.5 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2016 we had no specific performance options. As of October 31, 2015, we had $1.2 million of specific performance options recorded on our Condensed Consolidated Balance Sheet to “Consolidated inventory not owned,” with a corresponding liability of $1.2 million recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2016 and October 31, 2015, inventory of $98.2 million and $95.9 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $89.1 million and $87.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2016 and October 31, 2015, inventory of $214.6 million and $25.1 million, respectively, was recorded as “Consolidated inventory not owned,” with a corresponding amount of $131.2 million and $16.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2016 and October 31, 2015, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2016, we had total cash deposits amounting to $67.4 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the six months ended April 30, 2016 and 2015, we received $2.0 million and $1.3 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2016 and 2015, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2016 and 2015 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2016 and 2015 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2016	2015	2016	2015

Balance, beginning of period	$133,389	$181,833	$135,053	$178,008
Additions – Selling, general and administrative	4,292	4,331	8,915	9,580
Additions – Cost of sales	4,539	5,635	7,921	8,816
Charges incurred during the period	(5,514)	(30,492)	(15,183)	(35,097)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$136,706	$161,307	$136,706	$161,307

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.5 million and $18.1 million for the three months ended April 30, 2016 and 2015, respectively, and $3.7 million and $18.3 million for the six months ended April 30, 2016 and 2015, respectively, for prior year deliveries. During the first half of fiscal 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments. During the first half of fiscal 2015, we settled a class action suit which alleged specified issues related to the HVAC systems installed in certain of the Company’s homes, with the majority of the settlement being paid by our insurance carriers.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2016 and October 31, 2015, $8.6 million and $15.8 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $25.4 million and $26.5 million as of April 30, 2016 and October 31, 2015, respectively, which includes cash collateralizing our letter of credit agreements and facilities as discussed in Note 10. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $4.0 million and $17.1 million at April 30, 2016, respectively, and $4.7 million and $17.2 million as of October 31, 2015, respectively, which are restricted from use by us, and (2) $2.0 million of restricted cash at both April 30, 2016 and October 31, 2015, under the terms of our mortgage warehouse lines of credit.

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

At April 30, 2016 and October 31, 2015, $116.8 million and $114.0 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of April 30, 2016 and 2015, we had reserves specifically for 132 and 131 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2016 and 2015 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2016	2015	2016	2015

Loan origination reserves, beginning of period	$8,028	$7,981	$8,025	$7,352
Provisions for losses during the period	117	68	158	129
Adjustments to pre-existing provisions for losses from changes in estimates	161	(107)	123	461
Loan origination reserves, end of period	$8,306	$7,942	$8,306	$7,942

10.	Mortgage and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $125.1 million and $143.9 million at April 30, 2016 and October 31, 2015, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $330.9 million and $388.1 million, respectively. The weighted-average interest rate on these obligations was 4.6% and 5.1% at April 30, 2016 and October 31, 2015, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $14.9 million and $15.5 million at April 30, 2016 and October 31, 2015, respectively. These loans had a weighted-average interest rate of 8.8% at both April 30, 2016 and October 31, 2015. As of April 30, 2016, these loans have remaining installment obligations with annual principal maturities in the years ending October 31 of: $0.6 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020 and $8.4 million after 2020.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2016 and October 31, 2015 there were $50.0 million and $47.0 million of borrowings, respectively, and $22.4 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of April 30, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.2 million and $2.6 million letters of credit outstanding at April 30, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $2.3 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 29, 2016, is a short-term borrowing facility that provides up to $50.0 million through January 31, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.44% at April 30, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $31.9 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $24.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate (as defined in the loan documents), which was 0.85% at April 30, 2016, plus an applicable margin of 2.25% to 2.5%. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.6 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 28, 2015 to extend the maturity date to December 27, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $25.5 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of April 30, 2016 and October 31, 2015, were as follows:

(In thousands)	April 30, 2016	October 31, 2015
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,143	53,139
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	131,943	131,207
Total Senior Secured Notes	$982,086	$981,346
Senior Notes:
6.25% Senior Notes due January 15, 2016 (net of discount)	$-	$172,744
7.5% Senior Notes due May 15, 2016	86,532	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	250,000
Total Senior Notes	$607,575	$780,319
11.0% Senior Amortizing Notes due December 1, 2017	$10,516	$12,811
Senior Exchangeable Notes due December 1, 2017	$75,677	$73,771

 Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2016 (see Note 21). In addition, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At April 30, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $685.1 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $106.4 million as of April 30, 2016, which included $2.3 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2016, the collateral securing the guarantees included (1) $16.5 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $153.9 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $66.3 million as of April 30, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid. In the third quarter of fiscal 2016, on May 15, 2016, $86.5 million principal amount of our 7.5% Senior Notes due 2016 matured and was paid. We have $121.0 million principal amount of our 8.625% Senior Notes due on January 15, 2017. While our preference is to refinance these notes, in light of current availability of debt financing in the capital and loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, we currently believe we will have sufficient liquidity from our operations and our planned reduction of our geographic operating footprint (as described below) to enable us to pay these notes at maturity. However, depending on market conditions, we may also need to reduce or delay investments or consider other liquidity-enhancing measures such as new land banking arrangements, an increase in joint venture activity and/or project specific financings and model sale leasebacks.

As a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we decided to exit the Minneapolis, MN and Raleigh, NC markets, and in the third quarter of fiscal 2016, we completed the sale of our land portfolios in those markets. We have also decided to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position.

Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of April 30, 2016, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million for the six months ended April 30, 2015 were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three and six months ended April 30, 2016 and the three months ended April 30, 2015. Also, for both the three and six months ended April 30, 2016 and 2015, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had net losses for the periods.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 6.4 million for both the three and six months ended April 30, 2016, and 3.3 million for the three and six months ended April 30, 2015 because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2016 and 2015, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2016. As of April 30, 2016, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

16.	Income Taxes

The total income tax benefit of $9.1 million and $6.2 million for the three and six months ended April 30, 2016, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions. The six months ended April 30, 2016 was also impacted by permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance. The total income tax benefit of $9.9 million and $15.2 million recognized for the three and six months ended April 30, 2015, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2015, and again at April 30, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the six months ended April 30, 2016. However, we are not in a three year cumulative loss position as of April 30, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.4 million as of April 30, 2016 is appropriate.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2016	2015	2016	2015

Revenues:
Northeast	$54,046	$39,274	$126,550	$90,004
Mid-Atlantic	89,987	76,777	183,807	157,962
Midwest	84,631	73,256	176,551	137,695
Southeast	51,298	49,275	90,550	87,169
Southwest	276,735	190,427	481,060	357,614
West	81,095	27,522	136,673	60,715
Total homebuilding	637,792	456,531	1,195,191	891,159
Financial services	17,003	12,457	35,229	23,579
Corporate and unallocated	(72)	(39)	(92)	(75)
Total revenues	$654,723	$468,949	$1,230,328	$914,663

(Loss) income before income taxes:
Northeast	$(6,684)	$(3,812)	$(3,950)	$(6,965)
Mid-Atlantic	1,072	(178)	3,694	4,999
Midwest	(23)	1,210	(5,582)	4,921
Southeast	(7,255)	(1,202)	(9,089)	(2,358)
Southwest	18,491	14,022	34,860	25,347
West	(4,318)	(8,963)	(10,286)	(11,336)
Homebuilding income before income taxes	1,283	1,077	9,647	14,608
Financial services	7,385	4,949	17,396	8,754
Corporate and unallocated	(26,272)	(35,507)	(57,841)	(72,523)
Loss before income taxes	$(17,604)	$(29,481)	$(30,798)	$(49,161)

(In thousands)	April 30, 2016	October 31, 2015

Assets:
Northeast	$287,781	$321,983
Mid-Atlantic	355,629	342,159
Midwest	169,786	197,899
Southeast	281,694	223,206
Southwest	454,939	465,740
West	298,220	259,943
Total homebuilding	1,848,049	1,810,930
Financial services	160,712	159,981
Corporate and unallocated(1)	509,866	631,387
Total assets	$2,518,627	$2,602,298

(1) Includes $294.1 million and $290.3 million of income taxes receivable, including deferred tax assets, as of April 30, 2016 and October 31, 2015, respectively.

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

(Dollars in thousands)	April 30, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,757	$1,642	$31,399
Inventories	400,785	11,692	412,477
Other assets	19,536	-	19,536
Total assets	$450,078	$13,334	$463,412

Liabilities and equity:
Accounts payable and accrued liabilities	$39,591	$992	$40,583
Notes payable	116,852	3,319	120,171
Total liabilities	156,443	4,311	160,754
Equity of:
Hovnanian Enterprises, Inc.	66,300	3,271	69,571
Others	227,335	5,752	233,087
Total equity	293,635	9,023	302,658
Total liabilities and equity	$450,078	$13,334	$463,412
Debt to capitalization ratio	28%	27%	28%

(Dollars in thousands)	October 31, 2015
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,856	$1,755	$29,611
Inventories	314,814	11,767	326,581
Other assets	11,225	-	11,225
Total assets	$353,895	$13,522	$367,417

Liabilities and equity:
Accounts payable and accrued liabilities	$29,994	$669	$30,663
Notes payable	112,554	3,774	116,328
Total liabilities	142,548	4,443	146,991
Equity of:
Hovnanian Enterprises, Inc.	57,336	3,122	60,458
Others	154,011	5,957	159,968
Total equity	211,347	9,079	220,426
Total liabilities and equity	$353,895	$13,522	$367,417
Debt to capitalization ratio	35%	29%	35%

As of April 30, 2016 and October 31, 2015, we had advances outstanding of $0.5 million and $0.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $70.1 million and $61.2 million at April 30, 2016 and October 31, 2015, respectively.

	For the Three Months Ended April 30, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$25,760	$521	$26,281
Cost of sales and expenses	(31,480)	(96)	(31,576)
Joint venture net (loss) income	$(5,720)	$425	$(5,295)
Our share of net (loss) income	$(1,353)	$213	$(1,140)

	For the Three Months Ended April 30, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$27,648	$1,483	$29,131
Cost of sales and expenses	(29,258)	(1,722)	(30,980)
Joint venture net loss	$(1,610)	$(239)	$(1,849)
Our share of net income (loss)	$1,465	$(119)	$1,346

	For the Six Months Ended April 30, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$46,026	$1,617	$47,643
Cost of sales and expenses	(55,659)	(1,319)	(56,978)
Joint venture net (loss) income	$(9,633)	$298	$(9,335)
Our share of net (loss) income	$(2,849)	$149	$(2,700)

	For the Six Months Ended April 30, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$64,774	$2,615	$67,389
Cost of sales and expenses	(59,117)	(2,807)	(61,924)
Joint venture net income (loss)	$5,657	$(192)	$5,465
Our share of net income (loss)	$2,932	$(96)	$2,836

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.1 million and $1.2 million for the three months ended April 30, 2016 and 2015, respectively, and $1.9 million and $2.4 million for the six months ended April 30, 2016 and 2015, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 28%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year beginning November 1, 2017. Early adoption is permitted and the Company elected to adopt ASU 2016-09 in the second quarter of fiscal 2016. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2016	Fair Value at October 31, 2015

Mortgage loans held for sale (1)	Level 2	$130,017	$129,818
Interest rate lock commitments	Level 2	23	(7)
Forward contracts	Level 2	(41)	509
Total		$129,999	$130,320

(1)  The aggregate unpaid principal balance was $118.4 million and $122.7 million at April 30, 2016 and October 31, 2015, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $798.5 million at April 30, 2016. Loans in process for which interest rates were committed to the borrowers totaled $60.1 million as of April 30, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2016, the segment had open commitments amounting to $27.5 million to sell MBS with varying settlement dates through May 23, 2016.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,178)	$(377)	$593

	Three Months Ended April 30, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(233)	$(325)	$880

	Six Months Ended April 30, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$3,829	$30	$(550)

	Six Months Ended April 30, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(173)	$(59)	$498

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		April 30, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$15,710	$(4,730)	$10,980
Land and land options held for future development or sale	Level 3	$1,012	$(646)	$366

		Three Months Ended
		April 30, 2015
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,055	$(3,543)	$7,512
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Six Months Ended
		April 30, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$44,238	$(14,399)	$29,839
Land and land options held for future development or sale	Level 3	$1,169	$(694)	$475

		Six Months Ended
		April 30, 2015
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$16,756	$(4,466)	$12,290
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $5.4 million and $15.1 million for the three and six months ended April 30, 2016, respectively, and $3.5 million and $4.4 million for the three and six months ended April 30, 2015, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and borrowings under the revolving credit facility approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $487.5 million and $689.6 million as of April 30, 2016 and October 31, 2015, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $809.2 million, $10.5 million and $64.0 million, respectively, as of April 30, 2016. As of October 31, 2015, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $869.4 million, $12.8 million and $69.0 million, respectively.

21.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of April 30, 2016, had issued and outstanding $992.0 million of senior secured notes ($982.1 million, net of discount), $607.6 million senior notes and $10.5 million senior amortizing notes and $75.7 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$102,903	$1,474,850	$486,093	$-	$2,063,846
Financial services			14,937	145,775		160,712
Income taxes receivable	140,353	(73,884)	227,575	25		294,069
Intercompany receivable		1,522,624		28,208	(1,550,832)	-
Investments in and amounts due from consolidated subsidiaries			414,580		(414,580)	-
Total assets	$140,353	$1,551,643	$2,131,942	$660,101	$(1,965,412)	$2,518,627

LIABILITIES AND EQUITY:
Homebuilding	$2,823	$73	$640,813	$125,561	$-	$769,270
Financial services			14,580	122,126		136,706
Notes payable		1,760,690	4,030	253		1,764,973
Intercompany payable	174,877		1,375,955		(1,550,832)	-
Amounts due to consolidated subsidiaries	114,975	26,059			(141,034)	-
Stockholders’ (deficit) equity	(152,322)	(235,179)	96,564	412,161	(273,546)	(152,322)
Total liabilities and equity	$140,353	$1,551,643	$2,131,942	$660,101	$(1,965,412)	$2,518,627

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$523,418	$114,302	$-	$637,720
Financial services			2,676	14,327		17,003
Intercompany charges		26,567			(26,567)	-
Total revenues	-	26,567	526,094	128,629	(26,567)	654,723

Expenses:
Homebuilding	(343)	33,396	525,553	102,757		661,363
Financial services			1,823	7,795		9,618
Intercompany charges			25,838	729	(26,567)	-
Total expenses	(343)	33,396	553,214	111,281	(26,567)	670,981
(Loss) income from unconsolidated joint ventures			7	(1,353)		(1,346)
(Loss) income before income taxes	343	(6,829)	(27,113)	15,995	-	(17,604)
State and federal income tax (benefit) provision	(4,885)	(8,410)	4,152			(9,143)
Equity in (loss) income of consolidated subsidiaries	(13,689)	(13,562)	15,995		11,256	-
Net (loss) income	$(8,461)	$(11,981)	$(15,270)	$15,995	$11,256	$(8,461)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$998,328	$196,771	$-	$1,195,099
Financial services			4,921	30,308		35,229
Intercompany charges		61,107			(61,107)	-
Total revenues	-	61,107	1,003,249	227,079	(61,107)	1,230,328

Expenses:
Homebuilding	1,597	69,207	992,173	177,490		1,240,467
Financial services			3,447	14,386		17,833
Intercompany charges			60,301	806	(61,107)	-
Total expenses	1,597	69,207	1,055,921	192,682	(61,107)	1,258,300
(Loss) income from unconsolidated joint ventures			23	(2,849)		(2,826)
(Loss) income before income taxes	(1,597)	(8,100)	(52,649)	31,548	-	(30,798)
State and federal income tax (benefit) provision	(19,435)	(15,328)	28,599			(6,164)
Equity in (loss) income of consolidated subsidiaries	(42,472)	(27,072)	31,548		37,996	-
Net (loss) income	$(24,634)	$(19,844)	$(49,700)	$31,548	$37,996	$(24,634)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$756,087	$134,997	$-	$891,084
Financial services			3,768	19,811		23,579
Intercompany charges		60,385			(60,385)	-
Total revenues	-	60,385	759,855	154,808	(60,385)	914,663

Expenses:
Homebuilding	6,793	76,215	750,044	118,865		951,917
Financial services	88		3,129	11,608		14,825
Intercompany charges			60,321	64	(60,385)	-
Total expenses	6,881	76,215	813,494	130,537	(60,385)	966,742
Income (loss) from unconsolidated joint ventures			(14)	2,932		2,918
(Loss) income before income taxes	(6,881)	(15,830)	(53,653)	27,203	-	(49,161)
State and federal income tax (benefit) provision	(18,192)		2,966			(15,226)
Equity in (loss) income of consolidated subsidiaries	(45,246)	(26,364)	27,203		44,407	-
Net (loss) income	$(33,935)	$(42,194)	$(29,416)	$27,203	$44,407	$(33,935)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,634)	$(19,844)	$(49,700)	$31,548	$37,996	$(24,634)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(12,034)	22,078	120,711	(99,312)	(37,996)	(6,553)
Net cash (used in) provided by operating activities	(36,668)	2,234	71,011	(67,764)	-	(31,187)
Cash flows from investing activities:
Proceeds from sale of property and assets			94	21		115
Purchase of property, equipment & other fixed assets and acquisitions			(1,620)	(31)		(1,651)
Increase in restricted cash related to mortgage company				(204)		(204)
Decrease in restricted cash related to letters of credit		325				325
Investments in and advances to unconsolidated joint ventures		(130)	(990)	(15,623)		(16,743)
Distributions of capital from unconsolidated joint ventures		(186)	1,087	4,164		5,065
Intercompany investing activities		80,160			(80,160)	-
Net cash (used in) provided by investing activities	-	80,169	(1,429)	(11,673)	(80,160)	(13,093)
Cash flows from financing activities:
Net payments related to mortgages and notes			(13,649)	(5,490)		(19,139)
Net proceeds from model sale leaseback financing programs			3,179	(1,960)		1,219
Net proceeds from land bank financing programs			90,425	24,048		114,473
Payments related to senior notes and senior amortizing notes		(175,040)				(175,040)
Borrowings from revolving credit facility		3,000				3,000
Net proceeds related to mortgage warehouse lines of credit				257		257
Deferred financing costs from land bank financing programs and note issuances			(3,380)	(1,201)		(4,581)
Intercompany financing activities	36,668		(146,900)	30,072	80,160	-
Net cash (used in) provided by financing activities	36,668	(172,040)	(70,325)	45,726	80,160	(79,811)
Net decrease in cash	-	(89,637)	(743)	(33,711)	-	(124,091)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$109,681	$(5,543)	$25,516	$-	$129,654

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(33,935)	$(42,194)	$(29,416)	$27,203	$44,407	$(33,935)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(7,989)	18,740	(101,623)	(86,915)	(44,407)	(222,194)
Net cash used in operating activities	(41,924)	(23,454)	(131,039)	(59,712)	-	(256,129)
Cash flows from investing activities:
Proceeds from sale of property and assets			952	31		983
Purchase of property, equipment & other fixed assets and acquisitions			(1,172)			(1,172)
Decrease in restricted cash related to mortgage company				1,645		1,645
Investments in and advances to unconsolidated joint ventures		81	146	(15,766)		(15,539)
Distributions of capital from unconsolidated joint ventures		(33)	339	7,039		7,345
Intercompany investing activities		(165,853)			165,853	-
Net cash (used in) provided by investing activities	-	(165,805)	265	(7,051)	165,853	(6,738)
Cash flows from financing activities:
Net proceeds from mortgages and notes			6,336	8,375		14,711
Net proceeds from model sale leaseback financing programs			11,746	1,595		13,341
Net payments related to land bank financing programs			(9,124)	(3,879)		(13,003)
Proceeds from senior notes		250,000				250,000
Net proceeds related to mortgage warehouse lines of credit				6,047		6,047
Deferred financing costs from land bank financing programs and note issuances		(4,627)	(1,016)	(850)		(6,493)

Principal payments and debt repurchases		(2,062)				(2,062)
Intercompany financing activities	41,924		124,498	(569)	(165,853)	-
Net cash provided by (used in) financing activities	41,924	243,311	132,440	10,719	(165,853)	262,541
Net (decrease) increase in cash and cash equivalents	-	54,052	1,666	(56,044)	-	(326)
Cash and cash equivalents balance, beginning of period		159,508	(4,726)	107,116		261,898
Cash and cash equivalents balance, end of period	$-	$213,560	$(3,060)	$51,072	$-	$261,572

22.	Transactions with Related Parties

During the three months ended April 30, 2016 and 2015, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.4 million and $0.2 million, respectively. During the six months ended April 30, 2016 and 2015, the services provided by such engineering firm to the Company totaled $0.7 million and $0.5 million, respectively. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

23.	Subsequent Events

In May 2016, we received an aggregate of $75.1 million in net cash proceeds from sales of our land portfolios in our Minnesota and North Carolina markets and from the contribution of land to a new joint venture. In addition, on May 15, 2016, all $86.5 million in aggregate principal amount of our 7.5% Senior Notes due 2016 matured and was paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first half of fiscal 2016, we experienced some positive operating trends compared to the same period of the prior year. For the three and six months ended April 30, 2016, sale of homes revenues increased 37.6% and 33.1%, respectively, as compared to the same period of the prior year. These increases in revenues were primarily due to increases in the volume of deliveries, along with increases in average price per home, which was a result of geographic and community mix of our deliveries. Net contracts increased 0.9% and 7.3%, for the three and six months ended April 30, 2016, respectively, compared to the same period of the prior year. Net contracts per active selling community increased from 8.7 for the three months ended April 30, 2015 to 9.2 for the three months ended April 30, 2016. Net contracts per average active selling community increased slightly to 15.8 for the six months ended April 30, 2016 compared to 15.4 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 14.7% for the three months ended April 30, 2015, to 10.5% for the three months ended April 30, 2016, and decreased from 14.6% for the six months ended April 30, 2015, to 10.8% for the six months ended April 30, 2016. These positive operating improvements were partially offset by a decrease in our gross margin percentage, before cost of sales interest expense and land charges, from 17.1% for the six months ended April 30, 2015 to 16.3% for the six months ended April 30, 2016, as a result of deliveries in certain of our new communities in the six months ended April 30, 2016 having higher land costs as a percentage of revenue compared to deliveries in the same period of the prior year. Gross margin percentage, before cost of sales interest expense and land charges, remained flat at 16.1% for both the three months ended April 30, 2016 and 2015. Active selling communities decreased from 207 at April 30, 2015 to 196 at April 30, 2016, as discussed below.

Providing further detail on our selling, general and administrative costs, homebuilding selling, general and administrative expenses (“SGA”) increased $3.8 million from $52.6 million for the second quarter of fiscal 2015 to $56.4 million for the second quarter of fiscal 2016, while corporate general and administrative expenses decreased $3.9 million from $16.5 million to $12.6 million for the same periods. SGA increased $3.6 million from $100.3 million for the six months ended April 30, 2015 to $103.9 million for the six months ended April 30, 2016, while corporate general and administrative expenses decreased $4.5 million from $33.4 million to $28.9 million for the same periods. The decrease in corporate general and administrative expenses was primarily due to the reversal of a previously recognized expense for certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied. In addition, there was an adjustment to the Company’s medical self-insurance reserves based on current claim estimates. As a percentage of total revenue, SGA decreased 2.6% for both the three and six months ended April 30, 2016 as compared to the prior year period, as revenues increased year over year. Corporate general and administrative expenses as a percentage of total revenue decreased to 1.9% and 2.4%, respectively, for the three and six months ended April 30, 2016 from 3.5% and 3.7%, respectively, for the three and six months ended April 30, 2015. Improving the efficiency of our SGA will continue to be a significant area of focus.

During the last twelve months ended April 30, 2016, we opened for sale 87 new communities and closed 98 communities, resulting in a net decrease of 11 communities from 207 communities at April 30, 2015 to 196 communities at April 30, 2016. In addition, during the same period, we put under option or acquired approximately 12,000 lots in 140 wholly owned communities (which includes 1,750 lots in 35 wholly owned communities which are no longer owned inventory but are optioned inventory under our land banking transactions closed during the first quarter of fiscal 2016) and walked away from 6,038 lots in 90 wholly owned communities.

Based on the 8.6% increase of homes in backlog and the 22.1% increase of the dollar value of backlog at April 30, 2016 compared to April 30, 2015, as well as our significant community count at April 30, 2016, we believe that we are well-positioned for continuing to have strong results compared to the prior year as the fiscal year progresses. Similar to prior years, we expect our fourth quarter to contribute to a significant portion of the fiscal year’s results. However, several challenges, such as economic weakness and uncertainty, lower oil prices (which may affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results across our operating markets.

As previously disclosed in the first quarter of fiscal 2016, as a result of our evaluation of our geographic operating footprint as it related to our strategic objectives we decided to exit the Minneapolis, MN and Raleigh, NC markets by selling our land portfolios in those markets and to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position. In the third quarter of fiscal 2016, we completed the sales of our Minneapolis, MN and Raleigh, NC markets land portfolios. In our remaining markets, we continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions.

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

CAPITAL RESOURCES AND LIQUIDITY

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid. Additionally, subsequent to the end of the second quarter of fiscal 2016, $86.5 million principal amount of 7.5% Senior Notes due on May 15, 2016 matured and was paid. We have $121.0 million principal amount of 8.625% Senior Notes due on January 15, 2017. While our preference is to refinance these notes, in light of current availability of debt financing in the capital and loan markets to companies with comparable credit ratings, we may not be able to refinance these obligations or do so at an attractive rate. In this situation, we currently believe we will have sufficient liquidity from our operations and our reduction of our geographic operating footprint (as described above under “—Overview”) to enable us to pay these notes at maturity. However, depending on market conditions, we may also need to reduce or delay investments or consider other liquidity-enhancing measures such as new land banking arrangements, an increase in joint venture activity and/or project specific financings and model sale leasebacks. The timing of any such liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

Subsequent to the end of the second quarter of fiscal 2016, in early May 2016, we closed on the land sale transactions to exit our Minneapolis, MN and Raleigh, NC markets. In addition, we entered into a new joint venture by contributing seven communities to the joint venture and receiving cash in return. The combination of these activities resulted in $75.1 million of net cash proceeds to us, enhancing our liquidity.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities, the issuance of new debt and equity securities and other financing activities.

After paying $172.7 million for our 6.25% Senior Notes that matured in January 2016, our homebuilding cash balance at April 30, 2016 decreased $124.7 million from October 31, 2015. In addition to paying debt during the period, we spent $303.3 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $31.2 million of cash in operations. During the first half of fiscal 2016, cash used in investing activities was $13.1 million, primarily related to an investment in a new joint venture. Cash used in financing activities was $79.8 million during the first half of fiscal 2016, which included the payment of our 6.25% Senior Notes discussed above, slightly offset by net proceeds from land banking. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2016 and 2015 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, our revolving credit facility, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2016 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2016, as a result of new land purchases and land development, we have used cash in operations as we have added new communities. Looking forward, because we may not be able to refinance our near term debt maturities, we have shifted our focus from growing our community count and revenues to increasing operating efficiency and profitability while generating positive cash flow from operations (we generated $33.9 million of cash flow from operations in the second quarter of fiscal 2016) to pay debt maturities as they come due. We plan to continue to make adjustments to our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2016 and October 31, 2015 there were $50.0 million and $47.0 million of borrowings, respectively, and $22.4 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of April 30, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $2.2 million and $2.6 million letters of credit outstanding at April 30, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $2.3 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 29, 2016, is a short-term borrowing facility that provides up to $50.0 million through January 31, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.44% at April 30, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $31.9 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $24.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate, which was 0.85% at April 30, 2016, plus an applicable margin of 2.25% to 2.5%. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.6 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 28, 2015 to extend the maturity date to December 27, 2016. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at LIBOR, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of April 30, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $25.5 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of April 30, 2016, we had $992.0 million of outstanding senior secured notes ($982.1 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and, together with the 2.0% 2021 Notes, the “2021 Notes”). As of April 30, 2016, we also had $607.6 million of outstanding senior notes comprised of $86.5 million 7.5% Senior Notes due 2016, $121.0 million 8.625% Senior Notes due 2017, $150.0 million 7.0% Senior Notes due 2019 and $250.0 million 8.0% Senior Notes due 2019. In addition, as of April 30, 2016, we had outstanding $10.5 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $75.7 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2016 (see Note 21 to the Condensed Consolidated financial statements). In addition, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

 The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At April 30, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $685.1 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $106.4 million as of April 30, 2016, which included $2.3 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees with respect to the 2021 Notes of the Secured Group are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of April 30, 2016, the collateral securing the guarantees included (1) $16.5 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $153.9 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $66.3 million as of April 30, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On April 20, 2016, Moody’s Investors Service took certain rating actions as follows:

●	Corporate Family Rating, downgraded to Caa2;
●	Probability of Default Rating, downgraded to Caa2;
●	Preferred stock, downgraded to Ca;
●	First Lien Notes, downgraded to B2;
●	Second Lien Notes, downgraded to Caa2; and
●	Senior unsecured notes, downgraded to Caa3.

On May 3, 2016, S&P Global Ratings took certain rating actions as follows:

●	Corporate Credit Rating, downgraded to CCC+;
●	First Lien Notes, downgraded to CCC+;
●	2021 Notes, downgraded to CCC;
●	Second Lien Notes, downgraded to CCC-; and
●	Senior unsecured notes, downgraded to CCC-.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue. A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.

Total inventory, excluding consolidated inventory not owned, decreased $159.0 million during the six months ended April 30, 2016 from October 31, 2015. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $58.9 million, in the Mid-Atlantic by $38.7 million, in the Midwest by $41.9 million and in the Southwest by $62.2 million. This decrease was slightly offset by an increase in the Southeast of $24.6 million and in the West of $18.1 million. The decreases were primarily attributable to new land banking transactions during the period (discussed below), along with home deliveries, partially offset by new land purchases and land development. During the six months ended April 30, 2016, we had impairments in the amount of $15.1 million primarily related to land that was held for sale in the Midwest (discussed above) and the Northeast. We wrote-off costs in the amount of $6.3 million during the six months ended April 30, 2016 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at April 30, 2016 are expected to be closed during the next six to nine months.

Consolidated inventory not owned increased $190.6 million during the six months ended April 30, 2016 from October 31, 2015. Consolidated inventory not owned consists of specific performance options and other options that were included in our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2015 to April 30, 2016 was primarily due to an increase in land banking transactions during the period, along with an increase in the sale and leaseback of certain model homes. Under our land banking arrangements, we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2016, inventory of $214.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $131.2 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2016, inventory of $98.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $89.1 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2016, we had no specific performance options recorded on our Condensed Consolidated Balance Sheets.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2016, we had mothballed land in 29 communities. The book value associated with these communities at April 30, 2016 was $75.7 million, which was net of impairment charges recorded in prior periods of $296.8 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2016, we did not mothball any new communities or sell any communities; we re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which is beginning construction.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $74.7 million and $1.3 million, respectively, of our total inventories at April 30, 2016 and October 31, 2015, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. The significant increase in land held for sale during the period was related to planned land sales of our Minneapolis, MN and Raleigh, NC operations as discussed above, as well as a few additional land parcels in other markets that are planned to be sold.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at April 30, 2016 compared to October 31, 2015 is attributable to delivering homes and terminating certain option agreements partially offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2016:

Northeast	9	961	4,938	5,899
Mid-Atlantic	37	2,458	2,268	4,726
Midwest	29	2,856	1,837	4,693
Southeast	30	3,038	2,082	5,120
Southwest	74	4,501	1,280	5,781
West	17	1,895	3,752	5,647

Consolidated total	196	15,709	16,157	31,866

Unconsolidated joint ventures	12	2,205	1,085	3,290

Total including unconsolidated joint ventures	208	17,914	17,242	35,156

Owned		8,589	7,509	16,098
Optioned		6,961	8,648	15,609

Controlled lots		15,550	16,157	31,707

Construction to permanent financing lots		159	-	159

Consolidated total		15,709	16,157	31,866

Lots controlled by unconsolidated joint ventures		2,205	1,085	3,290

Total including unconsolidated joint ventures		17,914	17,242	35,156

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2015:

Northeast	12	1,220	4,390	5,610
Mid-Atlantic	40	2,728	2,860	5,588
Midwest	30	3,105	1,399	4,504
Southeast	33	2,344	3,919	6,263
Southwest	86	4,913	1,993	6,906
West	18	1,668	4,190	5,858

Consolidated total	219	15,978	18,751	34,729

Unconsolidated joint ventures	10	1,969	1,155	3,124

Total including unconsolidated joint ventures	229	17,947	19,906	37,853

Owned		10,448	8,164	18,612
Optioned		5,336	10,587	15,923

Controlled lots		15,784	18,751	34,535

Construction to permanent financing lots		194	-	194

Consolidated total		15,978	18,751	34,729

Lots controlled by unconsolidated joint ventures		1,969	1,155	3,124

Total including unconsolidated joint ventures		17,947	19,906	37,853

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the number of started unsold homes from October 31, 2015 to April 30, 2016 is primarily due to the decrease in community count during the period.

	April 30, 2016			October 31, 2015
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	83	14	97	68	14	82
Mid-Atlantic	114	12	126	132	13	145
Midwest	39	15	54	61	3	64
Southeast	105	25	130	99	17	116
Southwest	407	7	414	395	4	399
West	44	19	63	65	26	91

Total	792	92	884	820	77	897

Started or completed unsold homes and models per active selling communities (1)	4.0	0.5	4.5	3.7	0.4	4.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 196 and 219 at April 30, 2016 and October 31, 2015, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Investments in and advances to unconsolidated joint ventures increased $8.9 million to $70.1 million at April 30, 2016 compared to October 31, 2015. The increase was primarily due to an investment in a new joint venture in the first quarter of fiscal 2016, along with an additional contribution to an existing joint venture during the period, partially offset by joint venture partnership distributions received during the period. As of both April 30, 2016 and October 31, 2015, we had investments in nine homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net, decreased $5.3 million from October 31, 2015 to $65.1 million at April 30, 2016. The decrease was primarily due to the timing of home closings during the period, along with a decrease in refundable deposits during the period.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2016	2015	Change

Prepaid insurance	$2,968	$2,389	$579
Prepaid project costs	44,861	42,459	2,402
Net rental properties	685	924	(239)
Prepaid bond fees	17,713	20,323	(2,610)
Other prepaids	12,853	11,173	1,680
Other assets	924	403	521
Total	$80,004	$77,671	$2,333

Prepaid insurance increased $0.6 million during the six months ended April 30, 2016 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase of $2.4 million from October 31, 2015 to April 30, 2016 was associated with the opening of 40 new communities during the first half of fiscal 2016. Prepaid bond fees decreased $2.6 million during the period, due to the amortization of existing prepaid bond fees.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $123.1 million and $124.1 million at April 30, 2016 and October 31, 2015, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. Mortgage loans held for sale remained relatively flat from October 31, 2015, resulting from a decrease in the volume of loans originated during the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, offset by an increase in the average loan value.

Income taxes receivable increased $3.8 million to $294.1 million at April 30, 2016 as compared to October 31, 2015. The increase was primarily due to net deferred tax benefits resulting from our loss before income taxes, recorded during the six months ended April 30, 2016.

Nonrecourse mortgages decreased to $125.1 million at April 30, 2016 from $143.9 million at October 31, 2015. The decrease was primarily due to the payment of existing mortgages, partially offset by new mortgages for communities primarily in the Northeast, Southwest and West obtained during the period.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2016	2015	Change

Accounts payable	$170,006	$144,735	$25,271
Reserves	142,315	140,566	1,749
Accrued expenses	13,688	19,280	(5,592)
Accrued compensation	27,943	36,349	(8,406)
Other liabilities	6,994	7,586	(592)
Total	$360,946	$348,516	$12,430

The increase in accounts payable was primarily due to the timing of payments made in the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, as we adjusted payment schedules in fiscal 2016 so that payments are made consistent with payment due dates. Reserves increased slightly during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses was primarily due to decreases in accrued property tax and amortization of accruals related to abandoned lease space. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2015 bonuses during the first quarter of fiscal 2016, partially offset by the accrual for six months of the fiscal 2016 estimated bonuses.

Customers’ deposits increased $3.8 million to $48.0 million at April 30, 2016. The increase was primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $114.5 million to $220.3 million at April 30, 2016. The increase was primarily due to new land banking transactions during the period, along with a slight increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

Total revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2016	April 30, 2015	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$626,157	$455,172	$170,985	37.6%
Land sales and other revenues	11,563	1,320	10,243	776.0%
Financial services	17,003	12,457	4,546	36.5%

Total revenues	$654,723	$468,949	$185,774	39.6%

	Six Months Ended
(Dollars in thousands)	April 30, 2016	April 30, 2015	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,182,932	$888,643	$294,289	33.1%
Land sales and other revenues	12,167	2,441	9,726	398.4%
Financial services	35,229	23,579	11,650	49.4%

Total revenues	$1,230,328	$914,663	$315,665	34.5%

Homebuilding

For the three and six months ended April 30, 2016, sale of homes revenues increased $171.0 million, or 37.6%, and $294.3 million or 33.1%, respectively, as compared to the same period of the prior year. These increases were primarily due to the number of home deliveries increasing 30.7% and 27.3% for the three and six months ended April 30, 2016, respectively, as compared to the prior year periods along with increases in the average price per home. The average price per home increased to $392,000 in the three months ended April 30, 2016 from $372,000 in the three months ended April 30, 2015. The average price per home increased to $392,000 in the six months ended April 30, 2016 from $375,000 in the six months ended April 30, 2015. The fluctuations in average prices were primarily a result of the geographic and community mix of our deliveries as opposed to home price increases (which we increase or decrease in communities depending on the respective community's performance). Our ability to raise prices during the first half of fiscal 2016 and 2015 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain of our communities, especially with respect to certain started unsold homes. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change

Northeast:
Dollars	$53,913	$39,123	37.8%	$126,351	$89,764	40.8%
Homes	108	70	54.3%	259	166	56.0%

Mid-Atlantic:
Dollars	$89,873	$76,102	18.1%	$183,425	$157,013	16.8%
Homes	194	164	18.3%	400	355	12.7%

Midwest:
Dollars	$76,793	$73,214	4.9%	$168,633	$137,624	22.5%
Homes	239	218	9.6%	513	421	21.9%

Southeast:
Dollars	$51,230	$49,255	4.0%	$90,424	$87,039	3.9%
Homes	156	158	(1.3)%	272	279	(2.5)%

Southwest:
Dollars	$273,304	$189,974	43.9%	$477,493	$356,584	33.9%
Homes	733	532	37.8%	1,283	1,009	27.2%

West:
Dollars	$81,044	$27,504	194.7%	$136,606	$60,619	125.4%
Homes	168	81	107.4%	293	142	106.3%

Consolidated total:
Dollars	$626,157	$455,172	37.6%	$1,182,932	$888,643	33.1%
Homes	1,598	1,223	30.7%	3,020	2,372	27.3%

Unconsolidated joint ventures
Dollars	$25,576	$27,325	(6.4)%	$45,763	$54,904	(16.6)%
Homes	49	66	(25.8)%	93	137	(32.1)%

Totals:
Dollars	$651,733	$482,497	35.1%	$1,228,695	$943,547	30.2%
Homes	1,647	1,289	27.8%	3,113	2,509	24.1%

As discussed above, the overall increase in housing revenues during the three and six months ended April 30, 2016 as compared to the same period of the prior year was primarily attributed to an increase in the volume of deliveries, along with an increase in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the		Contract Backlog as of
	Three Months Ended April 30,		Six Months Ended April 30,		April 30,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015

Northeast:
Dollars	$74,727	$69,717	$114,511	$126,470	$135,164	$110,032
Homes	142	140	234	247	268	227

Mid-Atlantic:
Dollars	$150,369	$116,843	$280,685	$218,952	$336,358	$250,862
Homes	285	247	545	458	598	474

Midwest:
Dollars	$69,445	$101,807	$137,014	$172,788	$162,671	$223,759
Homes	216	311	423	519	554	763

Southeast:
Dollars	$84,665	$66,824	$174,924	$119,114	$190,435	$113,146
Homes	205	205	418	378	425	331

Southwest:
Dollars	$262,344	$290,901	$470,986	$484,485	$416,205	$423,221
Homes	731	761	1,291	1,299	1,041	1,060

West:
Dollars	$126,505	$54,648	$218,578	$82,088	$188,859	$50,081
Homes	233	132	432	214	342	117

Consolidated total:
Dollars	$768,055	$700,740	$1,396,698	$1,203,897	$1,429,692	$1,171,101
Homes	1,812	1,796	3,343	3,115	3,228	2,972

Unconsolidated joint ventures
Dollars	$21,236	$50,132	$61,057	$68,213	$147,376	$62,433
Homes	50	98	111	145	225	120

Totals:
Dollars	$789,291	$750,872	$1,457,755	$1,272,110	$1,577,068	$1,233,534
Homes	1,862	1,894	3,454	3,260	3,453	3,092

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first half of 2016, our open for sale community count decreased to 196 from 219 at October 31, 2015, which is the net result of opening 40 new communities and closing 63 communities since the beginning of fiscal 2016. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the sales pace per community in most of the Company’s segments for the six months ended April 30, 2016 as compared to the same period of the prior year. Net contracts per average active selling community for the six months ended April 30, 2016 was 15.8 compared to 15.4 for the same period of the prior year. Net contracts per active selling community increased to 9.2 for the three months ended April 30, 2016 from 8.7 for the three months ended April 30, 2015.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	20%	16%	18%	16%	21%
Second	19%	16%	17%	15%	16%
Third		20%	22%	17%	20%
Fourth		20%	22%	23%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	13%	11%	11%	12%	18%
Second	14%	14%	17%	15%	21%
Third		13%	13%	12%	18%
Fourth		12%	14%	14%	18%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range. However, market conditions are uncertain and it is difficult to predict what cancellation rates will be in the future.

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2016	2015	2016	2015

Sale of homes	$626,157	$455,172	$1,182,932	$888,643

Cost of sales, net of impairment reversals and excluding interest expense and land charges	525,442	381,870	989,588	736,249

Homebuilding gross margin, before cost of sales interest expense and land charges	100,715	73,302	193,344	152,394

Cost of sales interest expense, excluding land sales interest expense	21,340	11,993	38,183	23,292

Homebuilding gross margin, after cost of sales interest expense, before land charges	79,375	61,309	155,161	129,102

Land charges	9,669	4,311	21,350	6,541

Homebuilding gross margin, after cost of sales interest expense and land charges	$69,706	$56,998	$133,811	$122,561

Gross margin percentage, before cost of sales interest expense and land charges	16.1%	16.1%	16.3%	17.1%

Gross margin percentage, after cost of sales interest expense, before land charges	12.7%	13.5%	13.1%	14.5%

Gross margin percentage, after cost of sales interest expense and land charges	11.1%	12.5%	11.3%	13.8%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest expense and land charges:
Housing, land and development costs	73.6%	73.1%	73.4%	71.9%
Commissions	3.6%	3.6%	3.5%	3.6%
Financing concessions	1.4%	1.4%	1.4%	1.4%
Overheads	5.3%	5.8%	5.4%	6.0%
Total cost of sales, before interest expense and land charges	83.9%	83.9%	83.7%	82.9%
Gross margin percentage, before cost of sales interest expense and land charges	16.1%	16.1%	16.3%	17.1%

Cost of sales interest	3.4%	2.6%	3.2%	2.6%
Gross margin percentage, after cost of sales interest expense and before land charges	12.7%	13.5%	13.1%	14.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land charges, remained flat at 16.1% during the three months ended April 30, 2016 compared to 16.1% for the same period last year and decreased to 16.3% during the six months ended April 30, 2016 compared to 17.1% for the same period last year. The decrease in gross margin percentage for the six months ended April 30, 2016 was primarily due to higher construction costs in several of our markets, as well as higher land and development costs as a percentage of sales of homes revenue in certain of our new communities delivering in the first half of fiscal 2016 compared to the same period of the prior year. For the six months ended April 30, 2016 and 2015, gross margin was favorably impacted by the reversal of prior period inventory impairments of $25.7 million and $14.9 million, respectively, which represented 2.2% and 1.7%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $9.7 million and $4.3 million for the three months ended April 30, 2016 and 2015, respectively, and $21.4 million and $6.5 million during the six months ended April 30, 2016 and 2015, respectively, to their estimated fair value. During the three and six months ended April 30, 2016, we wrote-off residential land options and approval and engineering costs amounting to $4.3 million and $6.3 million compared to $0.8 million and $2.1 million for the three and six months ended April 30, 2015, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in each of our segments in both the first half of fiscal 2016 and 2015. We recorded $5.4 million and $3.5 million of inventory impairments during the three months ended April 30, 2016 and April 30, 2015, respectively, and $15.1 million and $4.4 million in inventory impairments during the six months ended April 30, 2016 and April 30, 2015, respectively. It is difficult to predict if impairment levels will remain low and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2016	2015	2016	2015

Land and lot sales	$11,154	$336	$11,154	$850
Cost of sales, excluding interest	10,608	269	10,608	702
Land and lot sales gross margin, excluding interest	546	67	546	148
Land and lot sales interest expense	104	20	104	39
Land and lot sales gross margin, including interest	$442	$47	$442	$109

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were five land sales in the three months ended April 30, 2016 compared to one in the same period of the prior year, resulting in an increase of $10.8 million in land sales revenues. There were five land sales in the six months ended April 30, 2016 compared to three in the same period of the prior year, resulting in an increase of $10.3 million in land sales revenue. This increase was primarily due to the sale of one land parcel in the Midwest in the second quarter of fiscal 2016, in connection with our previously discussed strategy to exit the Minneapolis, MN market.

Land sales and other revenues increased $10.2 million and $9.7 million for the three and six months ended April 30, 2016 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and six months ended April 30, 2016, compared to the three and six months ended April 30, 2015, the increase was mainly due to the fluctuation in land sales revenues noted above, slightly offset by decreases in the various components of other revenue.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) increased $3.8 million and $3.6 million for the three and six months ended April 30, 2016, respectively, compared to the same period last year mainly due to increases in sales and other compensation, related to increased headcount and increased compensation reflective of the competitive homebuilding market, increased advertising costs related to community count growth that occurred at the end of fiscal 2015, and the reduction of joint venture management fees received, which offset general and administrative expenses, as a result of fewer joint venture deliveries. SGA as a percentage of homebuilding revenues was 8.8% and 8.7% for the three and six months ended April 30, 2016 compared to 11.5% and 11.3% for the three and six months ended April 30, 2015. These improvements are a result of increased deliveries and our ability to leverage the fixed SGA costs.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2016	2015	Variance	Variance %

Northeast
Homebuilding revenue	$54,046	$39,274	$14,772	37.6%
Loss before income taxes	$(6,684)	$(3,812)	$(2,872)	(75.3)%
Homes delivered	108	70	38	54.3%
Average sales price	$499,194	$558,897	$(59,703)	(10.7)%

Mid-Atlantic
Homebuilding revenue	$89,987	$76,777	$13,210	17.2%
Income (loss) before income taxes	$1,072	$(178)	$1,250	702.2%
Homes delivered	194	164	30	18.3%
Average sales price	$463,262	$464,035	$(773)	(0.2)%

Midwest
Homebuilding revenue	$84,631	$73,256	$11,375	15.5%
(Loss) income before income taxes	$(23)	$1,210	$(1,233)	(101.9)%
Homes delivered	239	218	21	9.6%
Average sales price	$321,312	$335,847	$(14,535)	(4.3)%

Southeast
Homebuilding revenue	$51,298	$49,275	$2,023	4.1%
Loss before income taxes	$(7,255)	$(1,202)	$(6,053)	(503.6)%
Homes delivered	156	158	(2)	(1.3)%
Average sales price	$328,396	$311,740	$16,656	5.3%

Southwest
Homebuilding revenue	$276,735	$190,427	$86,308	45.3%
Income before income taxes	$18,491	$14,022	$4,469	31.9%
Homes delivered	733	532	201	37.8%
Average sales price	$372,857	$357,095	$15,762	4.4%

West
Homebuilding revenue	$81,095	$27,522	$53,573	194.7%
Loss before income taxes	$(4,318)	$(8,963)	$4,645	51.8%
Homes delivered	168	81	87	107.4%
Average sales price	$482,404	$339,552	$142,852	42.1%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2016	2015	Variance	Variance %

Northeast
Homebuilding revenue	$126,550	$90,004	$36,546	40.6%
Loss before income taxes	$(3,950)	$(6,965)	$3,015	43.3%
Homes delivered	259	166	93	56.0%
Average sales price	$487,841	$540,748	$(52,907)	(9.8)%

Mid-Atlantic
Homebuilding revenue	$183,807	$157,962	$25,845	16.4%
Income before income taxes	$3,694	$4,999	$(1,305)	(26.1)%
Homes delivered	400	355	45	12.7%
Average sales price	$458,562	$442,290	$16,272	3.7%

Midwest
Homebuilding revenue	$176,551	$137,695	$38,856	28.2%
(Loss) income before income taxes	$(5,582)	$4,921	$(10,503)	(213.4)%
Homes delivered	513	421	92	21.9%
Average sales price	$328,720	$326,899	$1,821	0.6%

Southeast
Homebuilding revenue	$90,550	$87,169	$3,381	3.9%
Loss before income taxes	$(9,089)	$(2,358)	$(6,731)	(285.5)%
Homes delivered	272	279	(7)	(2.5)%
Average sales price	$332,443	$311,967	$20,476	6.6%

Southwest
Homebuilding revenue	$481,060	$357,614	$123,446	34.5%
Income before income taxes	$34,860	$25,347	$9,513	37.5%
Homes delivered	1,283	1,009	274	27.2%
Average sales price	$372,169	$353,403	$18,766	5.3%

West
Homebuilding revenue	$136,673	$60,715	$75,958	125.1%
Loss before income taxes	$(10,286)	$(11,336)	$1,050	9.3%
Homes delivered	293	142	151	106.3%
Average sales price	$466,231	$426,891	$39,340	9.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 37.6% for the three months ended April 30, 2016 compared to the same period of the prior year. The increase for the three months ended April 30, 2016 was attributed to a 54.3% increase in homes delivered partially offset by a 10.7% decrease in average sales price due to the mix of communities delivering in the three months ended April 30, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $2.9 million compared to the prior year to a loss of $6.7 million for the three months ended April 30, 2016. This increased loss was mainly due to a $3.0 million increase in inventory impairment loss and land option write-offs and a $1.5 million decrease in income from unconsolidated joint ventures. In addition, there was a slight decrease in gross margin percentage before interest expense for the three months ended April 30, 2016. The loss was slightly offset by a $1.2 million decrease in selling, general and administrative costs and the increase in homebuilding revenue discussed above.

Homebuilding revenues increased 40.6% for the six months ended April 30, 2016 compared to the same period of the prior year. The increase was attributed to a 56.0% increase in homes delivered partially offset by a 9.8% decrease in average sales price due to the mix of communities delivering in the six months ended April 30, 2016 compared to the same period of fiscal 2015.

Loss before income taxes decreased $3.0 million compared to the prior year to a loss of $4.0 million for the six months ended April 30, 2016. This decrease in loss was due to the increase in homebuilding revenue discussed above and a $2.8 million decrease in selling, general and administrative costs while gross margin percentage before interest expense for the six months ended April 30, 2016 was relatively flat compared to the same period of the prior year. The decreased loss was slightly offset by a $3.7 million increase in inventory impairment loss and land option write-offs.

Mid-Atlantic - Homebuilding revenues increased 17.2% for the three months ended April 30, 2016 compared to the same period in the prior year. The increase was primarily due to an 18.3% increase in homes delivered slightly offset by a 0.2% decrease in average sales price for the three months ended April 30, 2016 compared to the same period in the prior year. The slight decrease in average sales prices was the result of the mix of communities delivering in the three months ended April 30, 2016 compared to the same period of fiscal 2015.

Loss before income taxes improved $1.3 million compared to the prior year to income of $1.1 million for the three months ended April 30, 2016 primarily due to a $0.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the three months ended April 30, 2016.

Homebuilding revenues increased 16.4% for the six months ended April 30, 2016 compared to the same period in the prior year. The increase was primarily due to a 12.7% increase in homes delivered as well as a 3.7% increase in average sales price for the six months ended April 30, 2016. The increase in average sales prices was the result of the mix of communities delivering in the six months ended April 30, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $1.3 million compared to the prior year to $3.7 million for the six months ended April 30, 2016 due primarily to a $2.8 million decrease in income from unconsolidated joint ventures, along with a slight decrease in gross margin percentage before interest expense. Partially offsetting the decrease was the increase in homebuilding revenues discussed above and a $1.9 million decrease in selling, general and administrative costs for the six months ended April 30, 2016 compared to the same period of the prior year.

Midwest - Homebuilding revenues increased 15.5% for the three months ended April 30, 2016 compared to the same period in the prior year. The increase was due to a 9.6% increase in homes delivered, partially offset by a 4.3% decrease in average sales price for the three months ended April 30, 2016. The decrease in average sales price was the result of the mix of communities delivering in the three months ended April 30, 2016 compared to the same period of fiscal 2015. Also impacting the increase was a $7.8 million increase in land sales and other revenue.

Income before income taxes decreased $1.2 million to a loss of $23 thousand for the three months ended April 30, 2016 compared to the same period in the prior year. The decrease in the income for the three months ended April 30, 2016 was primarily due to a $1.6 million increase in inventory impairment loss and land option write-offs. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 28.2% for the six months ended April 30, 2016 compared to the same period in the prior year. The increase was primarily due to a 21.9% increase in homes delivered and a 0.6% increase in average sales price for the six months ended April 30, 2016. The slight increase in average sales price was the result of the mix of communities delivering in the six months ended April 30, 2016 compared to the same period of fiscal 2015. Also impacting the increase was a $7.8 million increase in land sales and other revenue.

Income before income taxes decreased $10.5 million compared to the prior year to a loss of $5.6 million for the six months ended April 30, 2016. The decrease in income for the six months ended April 30, 2016 was primarily due to an $11.2 million increase in inventory impairment loss and land option write-offs, along with a decrease in gross margin percentage before interest expense for the period.

 Southeast - Homebuilding revenues increased 4.1% for the three months ended April 30, 2016 compared to the same period in the prior year. The increase for the three months ended April 30, 2016 was attributed to the 5.3% increase in average sales price offset slightly by a 1.3% decrease in homes delivered. The increase in average sales price was the result of the different mix of communities delivering in the three months ended April 30, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $6.1 million to $7.3 million for the three months ended April 30, 2016 primarily due to a $2.6 million increase in selling, general and administrative costs, a slight decrease in gross margin percentage before interest expense and a $0.7 million increase in inventory impairment loss and land option write-offs.

Homebuilding revenues increased 3.9% for the six months ended April 30, 2016 compared to the same period in the prior year. The increase for the six months ended April 30, 2016 was attributed to the 6.6% increase in average sales price, offset by a 2.5% decrease in homes delivered. The increase in average sales price was primarily due to the different mix of communities delivering in the six months ended April 30, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $6.7 million compared to the prior year to $9.1 million for the six months ended April 30, 2016. The increase for the six months ended April 30, 2016 was primarily due to a $3.2 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 45.3% for the three months ended April 30, 2016 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to a 37.8% increase in homes delivered for the three months ended April 30, 2016. The increase was also due to a 4.4% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended April 30, 2016 compared to the same period of fiscal 2015. Also impacting the increase was a $3.0 million increase in land sales and other revenue.

Income before income taxes increased $4.5 million to $18.5 million for the three months ended April 30, 2016.  The increase was primarily due to the increase in homebuilding revenue discussed above. This increase was slightly offset by a $1.6 million increase in selling, general and administrative costs, while gross margin percentage before interest expense was flat for the three months ended April 30, 2016 compared to the same period of the prior year.

Homebuilding revenues increased 34.5% for the six months ended April 30, 2016 compared to the same period in the prior year. The increase was primarily due to a 27.2% increase in homes delivered and a 5.3% increase in average sales price for the six months ended April 30, 2016, as a result of the different mix of communities delivering in the six months ended April 30, 2016 compared to the same period of fiscal 2015. Also impacting this increase was a $2.5 million increase in land sales and other revenue.

Income before income taxes increased $9.5 million compared to the prior year to $34.9 million for the six months ended April 30, 2016. The increase was due to the income in homebuilding revenues discussed above partially offset by a $2.8 million increase in inventory impairments and land option write-offs and a $1.1 million increase in selling, general and administrative costs, while gross margin percentage before interest expense for the six months ended April 30, 2016 compared to the same period of the prior year remained flat.

West - Homebuilding revenues increased 194.7% for the three months ended April 30, 2016 compared to the same period in the prior year. The increase for the three months ended April 30, 2016 was primarily attributed to a 107.4% increase in homes delivered, primarily resulting from increased community count, as well as a 42.1% increase in average sales price, which was due to the different mix of communities delivering in the three months ended April 30, 2016 compared to the same period of the prior year.

Loss before income taxes decreased $4.6 million to $4.3 million for the three months ended April 30, 2016. The decrease for the three months ended April 30, 2016 was primarily due to the increase in homebuilding revenues discussed above and a $1.8 million decrease in inventory impairment loss and land option write-offs. In addition, there was an increase in gross margin percentage before interest expense for the three months ended April 30, 2016 compared to the same period in the prior year. This decrease in loss was partially offset by a $1.4 million increase in selling, general and administrative costs.

Homebuilding revenues increased 125.1% for the six months ended April 30, 2016 compared to the same period in the prior year. The increase for the six months ended April 30, 2016 was primarily attributed to a 106.3% increase in homes delivered, primarily resulting from increased community count, as well as a 9.2% increase in average sales price, which was due to the different mix of communities delivering in the six months ended April 30, 2016 compared to the same period of the prior year.

Loss before income taxes decreased $1.1 million compared to the prior year to $10.3 million for the six months ended April 30, 2016. The decrease was due to the increase in homebuilding revenue discussed above and a $1.9 million decrease in inventory impairment loss and land option write-offs. Gross margin percentage before interest expense for the six months ended April 30, 2016 was flat compared to the same period in the prior year. Partially offsetting this decrease in loss was a $3.7 million increase in selling, general and administrative costs.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2016 and 2015, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 25.5% and 29.2%, respectively, of our total loans. While the origination of FHA/VA loans have decreased slightly from the first half of fiscal 2015 to the first half of fiscal 2016, our conforming conventional loan originations as a percentage of our total loans increased from 67.9% to 71.0% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2016, financial services provided a $7.4 million and $17.4 million pretax profit compared to $5.0 million and $8.8 million of pretax profit for the same periods of fiscal 2015. Revenues were up 36.5% and 49.4% and costs were up 28.1% and 20.3% for the three and six months ended April 30, 2016 compared to the three and six months ended April 30, 2015, respectively. The increase in revenues was attributable to the increase in the mortgage capture rate and the average price of loans settled for the three and six months ended April 30, 2016 compared to the same period in the prior year. The increase in costs was attributed to the increase in the number of loans originated for the three and six months ended April 30, 2016 compared to the same period in the prior year. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 76.1% and 73.2% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2016 and 2015, respectively, and 75.8% and 72.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2016 and 2015, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $12.6 million for the three months ended April 30, 2016 compared to $16.5 million for the three months ended April 30, 2015, and decreased to $28.9 million for the six months ended April 30, 2016 compared to $33.4 million for the six months ended April 30, 2015. The decrease in the three and six months ended April 30, 2016 from the prior year period was primarily attributed to decreases in reserves for self-insured medical claims based on current claim estimates and the reversal of previously recognized expense for certain performance based stock grants for which the performance metrics are no longer expected to be satisfied.

Other Interest

Other interest increased $1.1 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and decreased $2.8 million for the six months ended April 30, 2016 compared to the six months ended April 30, 2015. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase for the three months ended April 30, 2016 was attributed to the increase in interest incurred as a result of higher nonrecourse mortgage balances and increased land banking activities. The decrease in the six months ended April 30, 2016 was attributed to the reduction in directly expensed interest as our assets that qualified for interest capitalization increased with the increase in inventory.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, rent expense for commercial office space and amortization of prepaid bond fees. Other operations decreased $0.6 million to $1.1 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and decreased $0.8 million to $2.5 million for the six months ended April 30, 2016 compared to the six months ended April 30, 2015. The decrease for the three and six months ended April 30, 2016 compared to the same periods in the prior year was due to decreased prepaid bond fees amortization as a result of the maturity of our 11.875% Senior Notes in October 2015 and 6.25% Senior Notes in January 2016.

Total Taxes

The total income tax benefit of $9.1 million and $6.2 million for the three and six months ended April 30, 2016, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions. The six months ended April 30, 2016 was also impacted by permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance. The total income tax benefit of $9.9 million and $15.2 million recognized for the three and six months ended April 30, 2015, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2015, and again at April 30, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the six months ended April 30, 2016. However, we are not in a three year cumulative loss position as of April 30, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.4 million as of April 30, 2016 is appropriate.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53.6% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Quarterly report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company’s goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as a result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a sustained homebuilding downturn;
●	Adverse weather and other environmental conditions and natural disasters;
●	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	The Company’s sources of liquidity;

●	Changes in credit ratings;
●	Changes in market conditions and seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots;
●	Shortages in, and price fluctuations of, raw materials and labor;
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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as updated by our subsequent filings with the SEC. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2016, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2016 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	FV at 4/30/16

Long term debt (1)(2):
Fixed rate	$89,567	$127,593	$129,933	$151,536	$828,673	$423,390	$1,750,692	$1,436,247
Weighted average interest rate	7.60%	8.72%	4.52%	7.02%	7.48%	6.85%	7.16%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $22.4 million of letters of credit issued as of April 30, 2016 under our $75.0 million revolving Credit Facility.

(2)	Does not include $125.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2016. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2016. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Equity for the six months ended April 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 3, 2016
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 3, 2016
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller