Form 10-Q
period 2016-07-31
HOVNANIAN ENTERPRISES INC
filed 2016-09-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2016

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 131,978,750 shares of Class A Common Stock and 15,318,323 shares of Class B Common Stock were outstanding as of September 2, 2016.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2016	October 31, 2015
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$181,526	$245,398
Restricted cash and cash equivalents	4,107	7,299
Inventories:
Sold and unsold homes and lots under development	989,416	1,307,850
Land and land options held for future development or sale	196,610	214,503
Consolidated inventory not owned	280,728	122,225
Total inventories	1,466,754	1,644,578
Investments in and advances to unconsolidated joint ventures	87,991	61,209
Receivables, deposits and notes, net	66,184	70,349
Property, plant and equipment, net	48,351	45,534
Prepaid expenses and other assets	74,685	77,671
Total homebuilding	1,929,598	2,152,038

Financial services:
Cash and cash equivalents	8,516	8,347
Restricted cash and cash equivalents	17,055	19,223
Mortgage loans held for sale at fair value	137,784	130,320
Other assets	2,530	2,091
Total financial services	165,885	159,981
Income taxes receivable – including net deferred tax benefits	293,358	290,279
Total assets	$2,388,841	$2,602,298

(1)  Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Share and Per Share Amounts)

	July 31, 2016	October 31, 2015
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse mortgages secured by inventory	$91,319	$143,863
Accounts payable and other liabilities	380,786	348,516
Customers’ deposits	45,530	44,218
Nonrecourse mortgages secured by operating properties	14,621	15,511
Liabilities from inventory not owned	195,755	105,856
Total homebuilding	728,011	657,964

Financial services:
Accounts payable and other liabilities	26,383	27,908
Mortgage warehouse lines of credit	115,656	108,875
Total financial services	142,039	136,783

Notes payable:
Revolving credit agreement	52,000	47,000
Senior secured notes, net of discount	982,468	981,346
Senior notes, net of discount	521,043	780,319
Senior amortizing notes	8,094	12,811
Senior exchangeable notes	76,650	73,771
Accrued interest	30,479	40,388
Total notes payable	1,670,734	1,935,635
Total liabilities	2,540,784	2,730,382

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2016 and at October 31, 2015	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,739,513 shares at July 31, 2016 and 143,292,881 shares at October 31, 2015 (including 11,760,763 shares at July 31, 2016 and October 31, 2015 held in treasury)	1,437	1,433
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 16,010,071 shares at July 31, 2016 and 15,676,829 shares at October 31, 2015 (including 691,748 shares at July 31, 2016 and October 31, 2015 held in treasury)	160	157
Paid in capital – common stock	704,993	703,751
Accumulated deficit	(878,472)	(853,364)
Treasury stock – at cost	(115,360)	(115,360)
Total stockholders’ equity deficit	(151,943)	(128,084)
Total liabilities and equity	$2,388,841	$2,602,298

(1)  Derived from the audited balance sheet as of October 31, 2015.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Homebuilding:
Sale of homes	$640,386	$526,156	$1,823,318	$1,414,799
Land sales and other revenues	59,979	97	72,146	2,538
Total homebuilding	700,365	526,253	1,895,464	1,417,337
Financial services	16,485	14,360	51,714	37,939
Total revenues	716,850	540,613	1,947,178	1,455,276

Expenses:
Homebuilding:
Cost of sales, excluding interest	583,783	432,625	1,583,979	1,169,576
Cost of sales interest	28,406	16,323	66,693	39,654
Inventory impairment loss and land option write-offs	1,565	1,077	22,915	7,618
Total cost of sales	613,754	450,025	1,673,587	1,216,848
Selling, general and administrative	51,685	51,998	155,560	152,258
Total homebuilding expenses	665,439	502,023	1,829,147	1,369,106

Financial services	8,916	8,244	26,749	23,069
Corporate general and administrative	14,885	15,874	43,804	49,275
Other interest	23,159	22,493	68,468	70,594
Other operations	957	1,532	3,488	4,864
Total expenses	713,356	550,166	1,971,656	1,516,908
(Loss) income from unconsolidated joint ventures	(2,401)	(448)	(5,227)	2,470
Income (loss) before income taxes	1,093	(10,001)	(29,705)	(59,162)
State and federal income tax provision (benefit):
State	1,434	999	4,995	3,717
Federal	133	(3,316)	(9,592)	(21,260)
Total income taxes	1,567	(2,317)	(4,597)	(17,543)
Net loss	$(474)	$(7,684)	$(25,108)	$(41,619)

Per share data:
Basic:
Loss per common share	$(0.00)	$(0.05)	$(0.17)	$(0.28)
Weighted-average number of common shares outstanding	147,412	147,010	147,383	146,846
Assuming dilution:
Loss per common share	$(0.00)	$(0.05)	$(0.17)	$(0.28)
Weighted-average number of common shares outstanding	147,412	147,010	147,383	146,846

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2015	131,532,118	$1,433	14,985,081	$157	5,600	$135,299	$703,751	$(853,364)	$(115,360)	$(128,084)

Stock options, amortization and issuances							(1,589)			(1,589)

Restricted stock amortization, issuances and forfeitures	445,522	4	334,352	3			2,831			2,838

Conversion of class B to class A common stock	1,110		(1,110)							-

Net loss								(25,108)		(25,108)

Balance, July 31, 2016	131,978,750	$1,437	15,318,323	$160	5,600	$135,299	$704,993	$(878,472)	$(115,360)	$(151,943)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,108)	$(41,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,608	2,553
Compensation from stock options and awards	1,777	9,205
Amortization of bond discounts and deferred financing costs	9,209	8,883
Gain on sale and retirement of property and assets	(616)	(689)
Loss (income) from unconsolidated joint ventures	5,227	(2,470)
Distributions of earnings from unconsolidated joint ventures	677	6,098
Inventory impairment and land option write-offs	22,915	7,618
Deferred income tax benefit	(2,462)	(18,498)
(Increase) decrease in assets:
Origination of mortgage loans	(887,281)	(689,587)
Sale of mortgage loans	879,817	674,255
Restricted cash, receivables, prepaids, deposits and other assets	10,533	(4,505)
Inventories	154,909	(275,797)
(Decrease) increase in liabilities:
State income tax payable	(617)	(749)
Customers’ deposits	1,312	12,330
Accounts payable, accrued interest and other accrued liabilities	21,656	(19,708)
Net cash provided by (used in) operating activities	194,556	(332,680)
Cash flows from investing activities:
Proceeds from sale of property and assets	643	1,143
Purchase of property, equipment and other fixed assets and acquisitions	(5,094)	(1,653)
Decrease in restricted cash related to mortgage company	88	1,466
Decrease in restricted cash related to letters of credit	873	-
Investments in and advances to unconsolidated joint ventures	(39,089)	(17,001)
Distributions of capital from unconsolidated joint ventures	6,403	10,721
Net cash used in investing activities	(36,176)	(5,324)
Cash flows from financing activities:
Proceeds from mortgages and notes	147,170	120,521
Payments related to mortgages and notes	(200,273)	(89,736)
Proceeds from model sale leaseback financing programs	24,297	32,507
Payments related to model sale leaseback financing programs	(24,917)	(12,743)
Proceeds from land bank financing programs	162,468	10,061
Payments related to land bank financing programs	(70,749)	(20,437)
Proceeds from senior notes	-	250,000
Payments related to senior notes and senior amortizing notes	(263,994)	(4,238)
Borrowings from revolving credit facility	5,000	-
Net proceeds related to mortgage warehouse lines of credit	6,781	11,635
Deferred financing costs from land bank financing programs and note issuances	(7,866)	(7,527)
Net cash (used in) provided by financing activities	(222,083)	290,043
Net decrease in cash and cash equivalents	(63,703)	(47,961)
Cash and cash equivalents balance, beginning of period	253,745	261,898
Cash and cash equivalents balance, end of period	$190,042	$213,937

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2016	2015
Supplemental disclosure of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$80,493	$73,553
Income taxes	$(1,517)	$1,703

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

For the three and nine months ended July 31, 2016, the Company’s total stock-based compensation expense was $1.0 million and $1.8 million ($0.8 million and $1.5 million net of tax), respectively, and $2.5 million and $9.2 million ($2.0 million and $6.4 million net of tax) for the three and nine months ended July 31, 2015, respectively. Included in this total stock-based compensation was expense of $0.3 million for the three months ended July 31, 2016 and income of $1.6 million for the nine months ended July 31, 2016 related to stock options. The income was due to $2.1 million of previously recognized expense of certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied, partially offset by expense from the vesting of stock options of $0.5 million, during the nine months ended July 31, 2016. Included in total stock based compensation expense for the three and nine months ended July 31, 2015 was the vesting of stock options of $0.5 million and $1.9 million, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2016	2015	2016	2015

Interest capitalized at beginning of period	$115,809	$119,901	$123,898	$109,158
Plus interest incurred (1)	40,300	41,856	126,483	124,031
Less cost of sales interest expensed	28,406	16,323	66,693	39,654
Less other interest expensed (2)(3)	23,159	22,493	68,468	70,594
Less interest contributed to unconsolidated joint venture (4)	-	-	10,676	-
Interest capitalized at end of period (5)	$104,544	$122,941	$104,544	$122,941

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Other interest expensed	$23,159	$22,493	$68,468	$70,594
Interest paid by our mortgage and finance subsidiaries	706	618	2,116	1,294
Decrease in accrued interest	8,641	9,381	9,909	1,665
Cash paid for interest, net of capitalized interest	$32,506	$32,492	$80,493	$73,553

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2016, our discount rate used for the impairments recorded ranged from 16.8% to 18.5%. For the nine months ended July 31, 2015, our discount rate used for the impairments recorded ranged from 17.5% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2016 and 2015, we evaluated inventories of all 418 and 522 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the nine months ended July 31, 2016 and 2015 for 22 and 17 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $95.5 million and $86.7 million, respectively. Of those communities tested for impairment during the nine months ended July 31, 2016 and 2015, eleven and eight communities with an aggregate carrying value of $47.8 million and $42.7 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded aggregate impairment losses of $1.3 million and $16.4 million, in two and twelve communities, respectively, with an aggregate pre-impairment value of $5.4 million and $50.8 million, respectively, for the three and nine months ended July 31, 2016, respectively. We did not record any impairment losses for the three months ended July 31, 2015, but recorded aggregate impairment losses of $4.4 million in five communities, with an aggregate pre-impairment value of $16.7 million for the nine months ended July 31, 2015. Impairment losses are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The impairments recorded for the nine months ended July 31, 2016 were mainly for land held for sale in the Midwest and Northeast. The inventory has been written down to fair value based on recent offers received for the properties. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.2 million and $1.1 million for the three months ended July 31, 2016 and 2015, respectively, and $6.5 million and $3.2 million for the nine months ended July 31, 2016 and 2015, respectively. Such write-offs were located in each of our segments in both the first nine months of fiscal 2016 and 2015. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2016 and 2015 were 1,570 and 1,035, respectively, and 5,089 and 3,190 during the nine months ended July 31, 2016 and 2015, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2016, we did not mothball any additional communities; we sold one previously mothballed community, we re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which has begun construction. As of July 31, 2016 and October 31, 2015, the net book value associated with our 28 and 31 total mothballed communities was $74.9 million and $103.0 million, respectively, which was net of impairment charges recorded in prior periods of $293.1 million and $334.5 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2016 we had no specific performance options. As of October 31, 2015, we had $1.2 million of specific performance options recorded on our Condensed Consolidated Balance Sheet to “Consolidated inventory not owned,” with a corresponding liability of $1.2 million recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2016 and October 31, 2015, inventory of $96.9 million and $95.9 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $87.3 million and $87.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2016 and October 31, 2015, inventory of $183.8 million and $25.1 million, respectively, was recorded as “Consolidated inventory not owned,” with a corresponding amount of $108.5 million and $16.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2016 and October 31, 2015, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2016, we had total cash deposits amounting to $62.8 million to purchase land and lots with a total purchase price of $1.0 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the nine months ended July 31, 2016 and 2015, we received $3.1 million and $2.2 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2016 and 2015, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2016 and 2015 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2016 and 2015 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Balance, beginning of period	$136,706	$161,307	$135,053	$178,008
Additions – Selling, general and administrative	4,247	4,162	13,162	13,742
Additions – Cost of sales	4,426	2,905	12,347	11,721
Charges incurred during the period	(5,942)	(5,796)	(21,125)	(40,893)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$139,437	$162,578	$139,437	$162,578

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million and $0.4 million for the three months ended July 31, 2016 and 2015, respectively, and $3.9 million and $18.7 million for the nine months ended July 31, 2016 and 2015, respectively, for prior year deliveries. During the first three quarters of fiscal 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments. During the first three quarters of fiscal 2015, we settled a class action suit which alleged specified issues related to the HVAC systems installed in certain of the Company’s homes, with the majority of the settlement being paid by our insurance carriers.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2016 and October 31, 2015, $5.5 million and $15.8 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $21.2 million and $26.5 million as of July 31, 2016 and October 31, 2015, respectively, which includes cash collateralizing our letter of credit agreements and facilities as discussed in Note 10. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $2.4 million and $15.1 million at July 31, 2016, respectively, and $4.7 million and $17.2 million as of October 31, 2015, respectively, which are restricted from use by us, and (2) $2.0 million of restricted cash at both July 31, 2016 and October 31, 2015, under the terms of our mortgage warehouse lines of credit.

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

At July 31, 2016 and October 31, 2015, $122.4 million and $114.0 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of July 31, 2016 and 2015, we had reserves specifically for 130 and 131 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2016 and 2015 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2016	2015	2016	2015

Loan origination reserves, beginning of period	$8,306	$7,942	$8,025	$7,352
Provisions for losses during the period	45	39	203	168
Adjustments to pre-existing provisions for losses from changes in estimates	(27)	(30)	96	431
Payments/Settlements	(197)	-	(197)	-
Loan origination reserves, end of period	$8,127	$7,951	$8,127	$7,951

10.	Mortgage and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $91.3 million and $143.9 million at July 31, 2016 and October 31, 2015, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $242.9 million and $388.1 million, respectively. The weighted-average interest rate on these obligations was 5.3% and 5.1% at July 31, 2016 and October 31, 2015, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $14.6 million and $15.5 million at July 31, 2016 and October 31, 2015, respectively. These loans had a weighted-average interest rate of 8.8% at both July 31, 2016 and October 31, 2015. As of July 31, 2016, these loans have remaining installment obligations with annual principal maturities in the years ending October 31 of: $0.3 million in 2016, $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020 and $8.4 million after 2020.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2016 and October 31, 2015 there were $52.0 million and $47.0 million of borrowings, respectively, and $18.5 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of July 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million and $2.6 million letters of credit outstanding at July 31, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $1.7 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 29, 2016 to extend the maturity to July 28, 2017, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.50% at July 31, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $38.6 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. On July 15, 2016, a temporary increase to $40.0 million of availability of borrowings went into effect until August 15, 2016. After August 15, 2016, the borrowing availability will revert back to $25.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $30.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate (as defined in the loan documents), which was 0.91% at July 31, 2016, plus an applicable margin of 2.25% to 2.5%. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.7 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 24, 2016 to extend the maturity date to June 22, 2017. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $19.3 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes

Senior Secured, Senior, Senior Amortizing and Senior Exchangeable Notes balances as of July 31, 2016 and October 31, 2015, were as follows:

(In thousands)	July 31, 2016	October 31, 2015
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
9.125% Senior Secured Second Lien Notes due November 15, 2020	220,000	220,000
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,146	53,139
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	132,322	131,207
Total Senior Secured Notes	$982,468	$981,346
Senior Notes:
6.25% Senior Notes due January 15, 2016 (net of discount)	$-	$172,744
7.5% Senior Notes due May 15, 2016	-	86,532
8.625% Senior Notes due January 15, 2017	121,043	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	250,000
Total Senior Notes	$521,043	$780,319
11.0% Senior Amortizing Notes due December 1, 2017	$8,094	$12,811
Senior Exchangeable Notes due December 1, 2017	$76,650	$73,771

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2016 (collectively, the “Notes Guarantors”) (see Note 21). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes outstanding at July 31, 2016 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness and refinancing indebtedness (currently, however, our ability to incur additional indebtedness is limited and we expect it to be limited for the foreseeable future) and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

The 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”) are secured by a first-priority lien and the 9.125% Senior Secured Second Lien Notes due 2020 (the “Existing Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”) are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $640.0 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $122.7 million as of July 31, 2016, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees of the Secured Group with respect to the 2021 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2016, the collateral securing the guarantees included (1) $60.5 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $146.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $80.7 million as of July 31, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid. On May 15, 2016, $86.5 million principal amount of our 7.5% Senior Notes due 2016 matured and was paid. We have $121.0 million principal amount of our 8.625% Senior Notes due on January 15, 2017 (the “January 2017 Notes”).

On July 29, 2016, the Company and K. Hovnanian entered into financing commitments with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor agreed to (i) fund a $75.0 million senior secured term loan facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors with a maturity on August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”) remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018), and bearing interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly, (ii) purchase $75.0 million aggregate principal amount of 10.0% Senior Secured Second Lien Notes due October 15, 2018 (the “New Second Lien Notes”) to be issued by K. Hovnanian and guaranteed by the Notes Guarantors, and bearing interest at 10.0% per annum, payable semi-annually, and (iii) exchange $75.0 million aggregate principal amount of Existing Second Lien Notes held by such Investor for $75.0 million of newly issued 9.50% Senior Secured Notes due November 15, 2020 to be issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the Secured Group, and bearing interest at 9.50% per annum, payable semi-annually (the “Exchange Notes” and together with the Term Loan Facility and the New Second Lien Notes, the “Financings”).

As discussed in Note 23, the Financings closed on September 8, 2016. See Note 23 for a discussion of the Term Loan Facility, the New Second Lien Notes and the Exchange Notes and the terms thereof (certain of which are more restrictive than those applicable to our existing senior and senior secured notes and Credit Facility discussed in Note 10).

As also discussed in Note 23, on September 8, 2016, K. Hovnanian called for redemption on October 8, 2016 all outstanding January 2017 Notes for an aggregate redemption price of approximately $126.1 million, including accrued and unpaid interest, and deposited with the trustee for the January 2017 Notes sufficient funds for such redemption and to satisfy and discharge its obligations under the indenture governing the January 2017 Notes (the “January 2017 Notes Indenture”). The January 2017 Notes redemption and the satisfaction and discharge of the 2017 Notes Indenture was funded with a portion of the proceeds from the Term Loan Facility and New Second Lien Notes. Upon the satisfaction and discharge of the January 2017 Notes Indenture, the restrictive covenants and events of default contained therein ceased to have effect.

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

Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements as discussed in Note 23 (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of July 31, 2016, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million for the nine months ended July 31, 2015 were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three and nine months ended July 31, 2016 and the three months ended July 31, 2015. Also, for both the three and nine months ended July 31, 2016 and 2015, 15.2 million shares of common stock issuable upon the exchange of our Senior Exchangeable Notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had net losses for the periods.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 6.8 million and 7.3 million for the three and nine months ended July 31, 2016, respectively, and 3.9 million and 3.1 million for the three and nine months ended July 31, 2015, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2016 and 2015, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2016. As of July 31, 2016, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

16.	Income Taxes

The total income tax expense of $1.6 million and benefit of $4.6 million for the three and nine months ended July 31, 2016, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions. In addition, the nine months ended July 31, 2016 was also impacted by permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance. The total income tax benefit of $2.3 million and $17.5 million recognized for the three and nine months ended July 31, 2015, respectively, was primarily due to deferred taxes partially offset by state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2015, and again at July 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the nine months ended July 31, 2016. However, we did have income before income taxes for the three months ended July 31, 2016 and we are not in a three year cumulative loss position as of July 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.4 million as of July 31, 2016 is appropriate.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2016	2015	2016	2015

Revenues:
Northeast	$69,989	$36,209	$196,539	$126,213
Mid-Atlantic	111,739	113,992	295,546	271,954
Midwest	72,581	82,325	249,132	220,020
Southeast	96,323	57,329	186,873	144,498
Southwest	248,546	203,249	729,606	560,863
West	101,158	33,180	237,831	93,895
Total homebuilding	700,336	526,284	1,895,527	1,417,443
Financial services	16,485	14,360	51,714	37,939
Corporate and unallocated	29	(31)	(63)	(106)
Total revenues	$716,850	$540,613	$1,947,178	$1,455,276

Income (loss) before income taxes:
Northeast	$(995)	$(4,008)	$(4,945)	$(10,973)
Mid-Atlantic	3,467	5,440	7,161	10,439
Midwest	(2,452)	3,120	(8,034)	8,041
Southeast	(5,621)	(1,225)	(14,710)	(3,583)
Southwest	20,532	17,170	55,392	42,517
West	3,297	(3,973)	(6,989)	(15,309)
Homebuilding income before income taxes	18,228	16,524	27,875	31,132
Financial services	7,569	6,116	24,965	14,870
Corporate and unallocated	(24,704)	(32,641)	(82,545)	(105,164)
Income (loss) before income taxes	$1,093	$(10,001)	$(29,705)	$(59,162)

(In thousands)	July 31, 2016	October 31, 2015

Assets:
Northeast	$252,007	$321,983
Mid-Atlantic	337,371	342,159
Midwest	125,552	197,899
Southeast	235,141	223,206
Southwest	410,313	465,740
West	287,298	259,943
Total homebuilding	1,647,682	1,810,930
Financial services	165,885	159,981
Corporate and unallocated(1)	575,274	631,387
Total assets	$2,388,841	$2,602,298

(1) Includes $293.4 million and $290.3 million of income taxes receivable, including deferred tax assets, as of July 31, 2016 and October 31, 2015, respectively.

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

In November 2015, the Company entered into a new joint venture to which the company contributed a land parcel that had been mothballed by the company, but on which construction by the joint venture has now begun. Upon formation of the joint venture, the Company received $25.7 million of cash proceeds for the contributed land. In addition, during the third quarter of 2016, we entered into a new joint venture by contributing eight communities we owned and our option to buy one community to the joint venture. As a result of the formation of the joint venture, the Company received $29.8 million of cash in return for the land and option contributions.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	July 31, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$39,129	$860	$39,989
Inventories	504,730	12,299	517,029
Other assets	24,832	-	24,832
Total assets	$568,691	$13,159	$581,850

Liabilities and equity:
Accounts payable and accrued liabilities	$50,686	$1,222	$51,908
Notes payable	209,868	2,864	212,732
Total liabilities	260,554	4,086	264,640
Equity of:
Hovnanian Enterprises, Inc.	80,747	3,309	84,056
Others	227,390	5,764	233,154
Total equity	308,137	9,073	317,210
Total liabilities and equity	$568,691	$13,159	$581,850
Debt to capitalization ratio	41%	24%	40%

(Dollars in thousands)	October 31, 2015
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,856	$1,755	$29,611
Inventories	314,814	11,767	326,581
Other assets	11,225	-	11,225
Total assets	$353,895	$13,522	$367,417

Liabilities and equity:
Accounts payable and accrued liabilities	$29,994	$669	$30,663
Notes payable	112,554	3,774	116,328
Total liabilities	142,548	4,443	146,991
Equity of:
Hovnanian Enterprises, Inc.	57,336	3,122	60,458
Others	154,011	5,957	159,968
Total equity	211,347	9,079	220,426
Total liabilities and equity	$353,895	$13,522	$367,417
Debt to capitalization ratio	35%	29%	35%

As of July 31, 2016 and October 31, 2015, we had advances outstanding of $0.9 million and $0.8 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $88.0 million and $61.2 million at July 31, 2016 and October 31, 2015, respectively.

	For the Three Months Ended July 31, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$31,145	$1,219	$32,364
Cost of sales and expenses	(37,245)	(1,143)	(38,388)
Joint venture net (loss) income	$(6,100)	$76	$(6,024)
Our share of net (loss) income	$(2,418)	$38	$(2,380)

	For the Three Months Ended July 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$27,459	$1,394	$28,853
Cost of sales and expenses	(29,705)	(1,296)	(31,001)
Joint venture net (loss) income	$(2,246)	$98	$(2,148)
Our share of net (loss) income	$(488)	$49	$(439)

	For the Nine Months Ended July, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$77,171	$2,836	$80,007
Cost of sales and expenses	(92,904)	(2,462)	(95,366)
Joint venture net (loss) income	$(15,733)	$374	$(15,359)
Our share of net (loss) income	$(5,267)	$187	$(5,080)

	For the Nine Months Ended July 31, 2015
(In thousands)	Homebuilding	Land Development	Total

Revenues	$91,300	$4,009	$95,309
Cost of sales and expenses	(53,821)	(4,103)	(57,924)
Joint venture net income (loss)	$37,479	$(94)	$37,385
Our share of net income (loss)	$728	$(47)	$681

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.2 million for both the three months ended July 31, 2016 and 2015, and $3.1 million and $3.6 million for the nine months ended July 31, 2016 and 2015, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 40%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2016	Fair Value at October 31, 2015

Mortgage loans held for sale (1)	Level 2	$137,510	$129,818
Interest rate lock commitments	Level 2	583	(7)
Forward contracts	Level 2	(309)	509
Total		$137,784	$130,320

(1)  The aggregate unpaid principal balance was $123.3 million and $122.7 million at July 31, 2016 and October 31, 2015, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $752.6 million at July 31, 2016. Loans in process for which interest rates were committed to the borrowers totaled $85.4 million as of July 31, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2016, the segment had open commitments amounting to $25.0 million to sell MBS with varying settlement dates through August 18, 2016.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(175)	$560	$(268)

	Three Months Ended July 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$5	$400	$(587)

	Nine Months Ended July 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$3,654	$590	$(818)

	Nine Months Ended July 31, 2015
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(168)	$341	$(89)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended July 31, 2015. The assets measured at fair value for the three and nine months ended July 31, 2016 and the nine months ended July 31, 2015 on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		July 31, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$5,407	$(1,282)	$4,125

		Nine Months Ended
		July 31, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$44,238	$(14,399)	$29,839
Land and land options held for future development or sale	Level 3	$6,576	$(1,976)	$4,600

		Nine Months Ended
		July 31, 2015
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$16,756	$(4,466)	$12,290

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $1.3 million and $16.4 million for the three and nine months ended July 31, 2016, respectively, and $4.4 million for the nine months ended July 31, 2015. We did not record any inventory impairments for the three months ended July 31, 2015.

The fair value of our cash equivalents, restricted cash and cash equivalents and borrowings under the revolving credit facility approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $393.9 million and $689.6 million as of July 31, 2016 and October 31, 2015, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $818.9 million, $8.1 million and $66.7 million, respectively, as of July 31, 2016. As of October 31, 2015, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $869.4 million, $12.8 million and $69.0 million, respectively.

21.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of July 31, 2016, had issued and outstanding $992.0 million of senior secured notes ($982.5 million, net of discount), $521.0 million senior notes, and $8.1 million senior amortizing notes and $76.7 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The January 2017 Notes, senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended (the “Act”). The 7.0% Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the 2021 Notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Act. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 7.0% Notes, the 8.0% Senior Notes due 2019, the 2020 Secured Notes or the 2021 Notes (however, the Guarantor Subsidiaries for the 7.0% Notes, the 8.0% Senior Notes due 2019 and the 2020 Secured Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$152,404	$1,356,452	$420,742	$-	$1,929,598
Financial services			13,023	152,862		165,885
Income taxes receivable	138,604	(66,948)	221,680	22		293,358
Intercompany receivable		1,371,437		78,344	(1,449,781)	-
Investments in and amounts due from consolidated subsidiaries			419,419		(419,419)	-
Total assets	$138,604	$1,456,893	$2,010,574	$651,970	$(1,869,200)	$2,388,841

LIABILITIES AND EQUITY:
Homebuilding	$3,166	$113	$622,053	$102,679	$-	$728,011
Financial services			13,085	128,954		142,039
Notes payable		1,664,756	5,063	915		1,670,734
Intercompany payable	172,741		1,277,040		(1,449,781)	-
Amounts due to consolidated subsidiaries	114,640	25,966			(140,606)	-
Stockholders’ (deficit) equity	(151,943)	(233,942)	93,333	419,422	(278,813)	(151,943)
Total liabilities and equity	$138,604	$1,456,893	$2,010,574	$651,970	$(1,869,200)	$2,388,841

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$595,124	$105,241	$-	$700,365
Financial services			2,645	13,840		16,485
Intercompany charges		26,433			(26,433)	-
Total revenues	-	26,433	597,769	119,081	(26,433)	716,850

Expenses:
Homebuilding	1,277	32,225	565,447	105,491		704,440
Financial services	16		1,761	7,139		8,916
Intercompany charges			27,239	(806)	(26,433)	-
Total expenses	1,293	32,225	594,447	111,824	(26,433)	713,356
Income (loss) from unconsolidated joint ventures			17	(2,418)		(2,401)
(Loss) income before income taxes	(1,293)	(5,792)	3,339	4,839	-	1,093
State and federal income tax (benefit) provision	(484)	(6,936)	8,987			1,567
Equity in income (loss) of consolidated subsidiaries	335	93	4,839		(5,267)	-
Net (loss) income	$(474)	$1,237	$(809)	$4,839	$(5,267)	$(474)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$446,581	$79,672	$-	$526,253
Financial services			2,146	12,214		14,360
Intercompany charges		31,246		64	(31,310)	-
Total revenues	-	31,246	448,727	91,950	(31,310)	540,613

Expenses:
Homebuilding	2,416	38,284	431,816	69,406		541,922
Financial services	16		1,618	6,610		8,244
Intercompany charges			31,310		(31,310)	-
Total expenses	2,432	38,284	464,744	76,016	(31,310)	550,166
Income (loss) from unconsolidated joint ventures			12	(460)		(448)
(Loss) income before income taxes	(2,432)	(7,038)	(16,005)	15,474	-	(10,001)
State and federal income tax provision (benefit)	224		(2,541)			(2,317)
Equity in (loss) income of consolidated subsidiaries	(5,028)	(13,855)	15,474		3,409	-
Net (loss) income	$(7,684)	$(20,893)	$2,010	$15,474	$3,409	$(7,684)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,593,452	$302,012	$-	$1,895,464
Financial services			7,566	44,148		51,714
Intercompany charges		87,540			(87,540)	-
Total revenues	-	87,540	1,601,018	346,160	(87,540)	1,947,178

Expenses:
Homebuilding	2,874	101,432	1,557,620	282,981		1,944,907
Financial services	16		5,208	21,525		26,749
Intercompany charges			87,540		(87,540)	-
Total expenses	2,890	101,432	1,650,368	304,506	(87,540)	1,971,656
Income (loss) from unconsolidated joint ventures			40	(5,267)		(5,227)
(Loss) income before income taxes	(2,890)	(13,892)	(49,310)	36,387	-	(29,705)
State and federal income tax (benefit) provision	(19,919)	(22,264)	37,586			(4,597)
Equity in (loss) income of consolidated subsidiaries	(42,137)	(26,979)	36,387		32,729	-
Net (loss) income	$(25,108)	$(18,607)	$(50,509)	$36,387	$32,729	$(25,108)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(25,108)	$(18,607)	$(50,509)	$36,387	$32,729	$(25,108)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(9,089)	(25,300)	289,872	(3,090)	(32,729)	219,664
Net cash (used in) provided by operating activities	(34,197)	(43,907)	239,363	33,297	-	194,556
Cash flows from investing activities:
Proceeds from sale of property and assets			622	21		643
Purchase of property, equipment & other fixed assets and acquisitions			(5,064)	(30)		(5,094)
Decrease in restricted cash related to mortgage company				88		88
Decrease in restricted cash related to letters of credit		873				873
Investments in and advances to unconsolidated joint ventures		(110)	(1,395)	(37,584)		(39,089)
Distributions of capital from unconsolidated joint ventures		(186)	1,087	5,502		6,403
Intercompany investing activities		231,254			(231,254)	-
Net cash provided by (used in) investing activities	-	231,831	(4,750)	(32,003)	(231,254)	(36,176)
Cash flows from financing activities:
Net payments related to mortgages and notes			(53,780)	677		(53,103)
Net proceeds from model sale leaseback financing programs			(977)	357		(620)
Net borrowings from land bank financing programs			69,388	22,331		91,719
Net proceeds from revolving credit facility		5,000				5,000
Payments for senior notes and senior amortizing notes		(263,994)				(263,994)
Net proceeds related to mortgage warehouse lines of credit				6,781		6,781
Deferred financing costs from land bank financing programs and note issuances		(2,139)	(4,180)	(1,547)		(7,866)
Intercompany financing activities	34,197		(245,387)	(20,064)	231,254	-
Net cash provided by (used in) financing activities	34,197	(261,133)	(234,936)	8,535	231,254	(222,083)
Net (decrease) increase in cash	-	(73,209)	(323)	9,829	-	(63,703)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$126,109	$(5,123)	$69,056	$-	$190,042

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2015

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(41,619)	$(63,087)	$(27,406)	$42,677	$47,816	$(41,619)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(3,128)	12,191	(154,619)	(97,689)	(47,816)	(291,061)
Net cash used in operating activities	(44,747)	(50,896)	(182,025)	(55,012)	-	(332,680)
Cash flows from investing activities:
Proceeds from sale of property and assets			1,112	31		1,143
Purchase of property, equipment & other fixed assets and acquisitions			(1,653)			(1,653)
Decrease in restricted cash related to mortgage company				1,466		1,466
Investments in and advances to unconsolidated joint ventures		81	184	(17,266)		(17,001)
Distributions of capital from unconsolidated joint ventures		315	646	9,760		10,721
Intercompany investing activities		(189,879)			189,879	-
Net cash (used in) provided by investing activities	-	(189,483)	289	(6,009)	189,879	(5,324)
Cash flows from financing activities:
Net proceeds from mortgages and notes			18,682	12,103		30,785
Net proceeds from model sale leaseback financing programs			17,918	1,846		19,764
Net payments related to land bank financing programs			(10,065)	(311)		(10,376)
Proceeds from senior notes		250,000				250,000
Net proceeds related to mortgage warehouse lines of credit				11,635		11,635
Deferred financing costs from land bank financing programs and note issuances		(4,689)	(1,781)	(1,057)		(7,527)

Principal payments and debt repurchases		(4,238)				(4,238)
Intercompany financing activities	44,747		157,306	(12,174)	(189,879)	-
Net cash provided by (used in) financing activities	44,747	241,073	182,060	12,042	(189,879)	290,043
Net (decrease) increase in cash and cash equivalents	-	694	324	(48,979)	-	(47,961)
Cash and cash equivalents balance, beginning of period		159,508	(4,726)	107,116		261,898
Cash and cash equivalents balance, end of period	$-	$160,202	$(4,402)	$58,137	$-	$213,937

22.	Transactions with Related Parties

During the three months ended July 31, 2016 and 2015, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board of Directors and Chief Executive Officer, provided services to the Company totaling $0.2 million for both periods. During the nine months ended July 31, 2016 and 2015, the services provided by such engineering firm to the Company totaled $0.8 million and $0.7 million, respectively. Neither the Company nor the Chairman of the Board of Directors and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

23.	Subsequent Events

On September 8, 2016, the Company and K. Hovnanian completed the Financings with the Investor (see Note 11) pursuant to which K. Hovnanian (i) borrowed the $75.0 million Term Loan Facility under the Term Loan Credit Agreement (defined below), (ii) issued $75.0 million of New Second Lien Notes and (iii) exchanged $75.0 million aggregate principal amount of its Existing Second Lien Notes for $75.0 million aggregate principal amount of newly issued Exchange Notes for aggregate cash proceeds of approximately $146.3 million, before expenses. In addition, on September 8, 2016, K. Hovnanian used a portion of the proceeds (approximately $126.1 million) of the Term Loan Facility and the New Second Lien Notes to fund the redemption of all of its January 2017 Notes and the satisfaction and discharge of the January 2017 Notes Indenture. As a condition to the closing of the Financings, K. Hovnanian was required to deposit the proceeds from the Financings in excess of the aggregate amount of funds needed for the redemption of the January 2017 Notes and the satisfaction and discharge of the January 2017 Notes Indenture into a segregated account under which K. Hovnanian and the Company may only use the funds deposited therein to repurchase or otherwise retire, discharge or defease K. Hovnanian’s debt securities with maturities in 2017 or, as agreed between the Investor and K. Hovnanian, its other indebtedness.

The Term Loan Facility has a maturity of August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Notes remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. The New Second Lien Notes have a maturity of October 15, 2018, and bear interest at a rate of 10.0% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The Exchange Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates.

All of K. Hovnanian’s obligations under the Term Loan Facility and the New Second Lien Notes are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured on a first lien super priority basis relative to K. Hovnanian’s First Lien Notes, the Existing Second Lien Notes and the New Second Lien Notes, and the New Second Lien Notes and the guarantees thereof are secured on a pari passu second lien basis with K. Hovnanian’s Existing Second Lien Notes, by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions. The Exchange Notes are guaranteed by the Notes Guarantors and the members of the Secured Group. The Exchange Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the Secured Group, subject to permitted liens and certain exceptions.

In connection with borrowing the Term Loan Facility and the issuance of the New Second Lien Notes and the Exchange Notes, K. Hovnanian and the applicable guarantors entered into security and pledge agreements pursuant to which K. Hovnanian, the Company and the applicable guarantors pledged substantially all of their assets to secure their obligations under the Term Loan Facility, the New Second Lien Notes and the Exchange Notes, subject to permitted liens and certain exceptions as set forth in such agreements. K. Hovnanian, the Company and the applicable guarantors also entered into applicable intercreditor and collateral agency agreements which set forth agreements with respect to the relative priority of their various secured obligations.

 The Term Loan Facility was incurred pursuant to a Credit Agreement dated July 29, 2016 (the “Term Loan Credit Agreement”) entered into among K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”) and the Investor. The Term Loan Credit Agreement contains representations and warranties and affirmative and restrictive covenants that limit among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement also contains customary events of default which would permit the Administrative Agent to exercise remedies with respect to the collateral and declare loans made under the Term Loan Facility (the “Term Loans”) to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans or other material indebtedness, the failure to satisfy covenants, the material inaccuracy of representations or warranties, cross default to other material indebtedness, a change of control, the failure of the documents granting security for the Term Loans to be in full force and effect, the failure of the liens on any material portion of the collateral securing the Term Loans to be valid and perfected and specified events of bankruptcy and insolvency.

The Indenture governing the New Second Lien Notes (the “New Second Lien Notes Indenture”), which was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent, contains restrictive covenants that limit among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The New Second Lien Notes Indenture also contains customary events of default which would permit the holders of the New Second Lien Notes to declare those New Second Lien Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the New Second Lien Notes or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the New Second Lien Notes to be in full force and effect, the failure of the liens on any material portion of the collateral securing the New Second Lien Notes to be valid and perfected and specified events of bankruptcy and insolvency.

The Indenture governing the Exchange Notes (the “Exchange Notes Indenture”), which was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors, the members of the Secured Group and Wilmington Trust, National Association, as trustee and collateral agent contains restrictive covenants that limit among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021, to the extent no member of the Secured Group is an obligor thereon, or February 15, 2021, if otherwise), pay dividends and make distributions on common and preferred stock, repurchase common and preferred stock, make other restricted payments, including investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Exchange Notes Indenture also contains customary events of default which would permit the holders of the Exchange Notes to declare those Exchange Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Exchange Notes or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the Exchange Notes to be in full force and effect, the failure of the liens on any material portion of the collateral securing the Exchange Notes to be valid and perfected and specified events of bankruptcy and insolvency.

On September 8, 2016, K. Hovnanian called for redemption on October 8, 2016, all outstanding January 2017 Notes for an aggregate redemption price of approximately $126.1 million, including accrued and unpaid interest, and deposited with the trustee for the January 2017 Notes sufficient funds for such redemption and to satisfy and discharge its obligations under the January 2017 Notes Indenture. The January 2017 Notes redemption and the satisfaction and discharge of the 2017 Notes Indenture was funded with portion of the proceeds from the Term Loan Facility and New Second Lien Notes. Upon satisfaction and discharge of the January 2017 Notes Indenture, the restrictive covenants and events of default contained therein ceased to have effect.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first nine months of fiscal 2016, we continued to experience some positive operating trends compared to the same period of the prior year. For the three and nine months ended July 31, 2016, sale of homes revenues increased 21.7% and 28.9%, respectively, as compared to the same period of the prior year. These increases in revenues were primarily due to increases in the volume of deliveries, along with increases in average price per home, which was a result of changes in geographic and community mix of our deliveries. Net contracts decreased 4.3% for the three months ended July 31, 2016, primarily due to the decrease in community count, but increased 3.5% for the nine months ended July 31, 2016 compared to the same periods of the prior year. Net contracts per active selling community increased from 7.4 for the three months ended July 31, 2015 to 8.4 for the three months ended July 31, 2016. Net contracts per average active selling community increased to 23.9 for the nine months ended July 31, 2016 compared to 22.9 in the same period in the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased from 12.6% for the three months ended July 31, 2015, to 9.3% for the three months ended July 31, 2016, and decreased from 13.8% for the nine months ended July 31, 2015, to 10.2% for the nine months ended July 31, 2016. These positive operating improvements were partially offset by a decrease in our gross margin percentage, before cost of sales interest expense and land charges, from 17.8% and 17.4%, respectively, for the three and nine months ended July 31, 2015 to 16.9% and 16.5%, respectively, for the three and nine months ended July 31, 2016. This decrease was a result of deliveries in certain of our new communities in the nine months ended July 31, 2016 having higher land costs as a percentage of revenue compared to deliveries in the same period of the prior year, as well as higher construction costs in many of our markets. Active selling communities decreased from 206 at July 31, 2015 to 174 at July 31, 2016, as discussed below.

Homebuilding selling, general and administrative expenses (“SGA”) decreased $0.3 million from $52.0 million for the third quarter of fiscal 2015 to $51.7 million for the third quarter of fiscal 2016, while corporate general and administrative expenses decreased $1.0 million from $15.9 million to $14.9 million for the same periods. SGA increased $3.3 million from $152.3 million for the nine months ended July 31, 2015 to $155.6 million for the nine months ended July 31, 2016, while corporate general and administrative expenses decreased $5.5 million from $49.3 million to $43.8 million for the same periods. The decrease in corporate general and administrative expenses was partially due to the reversal of a previously recognized expense for certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied. In addition, there was an adjustment to the Company’s medical self-insurance reserves based on current claim estimates. As a percentage of total revenues, SGA decreased 2.4% to 7.2% for the three months ended July 31, 2016 and 2.5% to 8.0%  for the nine months ended July 31, 2016 as compared to the prior year periods, as revenues increased year over year. Corporate general and administrative expenses as a percentage of total revenues decreased to 2.1% and 2.2%, respectively, for the three and nine months ended July 31, 2016 from 2.9% and 3.4%, respectively, for the three and nine months ended July 31, 2015. Improving the efficiency of our SGA will continue to be a significant area of focus.

During the last twelve months ended July 31, 2016, our active communities decreased by 32 communities from 206 communities at July 31, 2015 to 174 communities at July 31, 2016, partially due to the sale of 10 communities (related to the sale of our land portfolios in our Minneapolis, MN and Raleigh, NC divisions), along with the contribution of four of our communities to a new joint venture during the period. In addition, we opened for sale 83 new communities and closed 101 communities during the same period. Also during the twelve months ended July 31, 2016, we put under option or acquired approximately 10,000 lots in 116 wholly owned communities (which includes 1,860 lots in 35 wholly owned communities which are no longer owned inventory but are optioned inventory under our land banking transactions closed during the first quarter of fiscal 2016) and walked away from 6,573 lots in 101 wholly owned communities. Most of the walk-aways occured during the due diligence period, in which case we recovered our option deposits and only wrote-off predevelopment costs.

Based on the 3.8% increase of the dollar value of backlog at July 31, 2016 compared to July 31, 2015, as well as our increased sales per community during the first nine months of fiscal 2016, we believe that we are well-positioned to have strong results in the fourth quarter of fiscal 2016 compared to the prior year. However, several challenges, such as economic weakness and uncertainty, lower oil prices (which may affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results across our operating markets.

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

CAPITAL RESOURCES AND LIQUIDITY

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid. On May 15, 2016, $86.5 million principal amount of our 7.5% Senior Notes due 2016 matured and was paid. We have $121.0 million principal amount of our 8.625% Senior Notes due on January 15, 2017 (the “January 2017 Notes”). On July 29, 2016, the Company and K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) entered into financing commitments with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor agreed to (i) fund a $75.0 million Term Loan Facility to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors with a maturity on August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Notes remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bearing interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly, (ii) purchase $75.0 million aggregate principal amount of New Second Lien Notes to be issued by K. Hovnanian and guaranteed by the Notes Guarantors and bearing interest at 10.0% per annum, payable semi-annually, and (iii) exchange $75.0 million aggregate principal amount of Existing Second Lien Notes held by such Investor for $75.0 million of Exchange Notes to be issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the Secured Group, and bearing interest at 9.50% per annum, payable semi-annually. The Financings closed on September 8, 2016 for aggregate cash proceeds of approximately $146.3 million, before expenses. See Part II, Item 5 - “Other Information” for a discussion of the Financings and the terms thereof (certain of which are more restrictive than those applicable to our existing senior and senior secured notes and Credit Facility). On September 8, 2016, K. Hovnanian called for redemption on October 8, 2016 all outstanding January 2017 Notes for an aggregate redemption price of approximately $126.1 million, including accrued and unpaid interest, and deposited with the trustee for the January 2017 Notes sufficient funds for such redemption and to satisfy and discharge its obligations under the January 2017 Notes Indenture. The January 2017 Notes redemption and the satisfaction and discharge of the 2017 Notes Indenture was funded with a portion of the proceeds from the Term Loan Facility and New Second Lien Notes. Upon the satisfaction and discharge of the January 2017 Notes Indenture, the restrictive covenants and events of default contained therein ceased to have effect.

In May 2016, we closed on the land sale transactions to exit our Minneapolis, MN and Raleigh, NC markets. In addition, we entered into a new joint venture by contributing eight communities to the joint venture and receiving cash in return. The combination of these activities resulted in $78.9 million of net cash proceeds to us, enhancing our liquidity.

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

After paying $172.7 million for our 6.25% Senior Notes that matured in January 2016 and $86.5 million for our 7.5% Senior Notes that matured in May 2016, our homebuilding cash balance at July 31, 2016 decreased $63.9 million from October 31, 2015 to $181.5 million. In addition to paying debt during the period, we spent $435.6 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $194.6 million of cash from operations. During the first nine months of fiscal 2016, net cash used in investing activities was $36.2 million, primarily related to investments in two new joint ventures. Net cash used in financing activities was $222.1 million during the first nine months of fiscal 2016, which included the payment of our 6.25% Senior Notes and 7.5% Senior Notes discussed above, partially offset by net proceeds from land banking. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2016 and 2015 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, our revolving credit facility, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient in fiscal 2016 and 2017 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2016, as a result of new land purchases and land development, we have used cash in operations as we have added new communities. Thereafter in fiscal 2016, we have shifted our focus from growing our community count and revenues to increasing operating efficiency and profitability while generating positive cash flow from operations (we generated $225.7 million of cash flow from operations in the third quarter of fiscal 2016) to pay debt maturities as they come due. While we successfully completed the refinancing of our January 2017 Notes, looking forward, because we may not be able to refinance our future debt maturities, we plan to continue to make adjustments to our business plans in order to maximize our liquidity while also taking steps to return to sustained profitability.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2016 and October 31, 2015 there were $52.0 million and $47.0 million of borrowings, respectively, and $18.5 million and $25.9 million of letters of credit outstanding, respectively, under the Credit Facility. As of July 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million and $2.6 million letters of credit outstanding at July 31, 2016 and October 31, 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $1.7 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 29, 2016 to extend the maturity to July 28, 2017, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.50% at July 31, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $38.6 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. On July 15, 2016, a temporary increase to $40.0 million of available borrowings went into effect until August 15, 2016. After August 15, 2016, the borrowing availability will revert back to $25.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $30.1 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate (as defined in the loan documents), which was 0.91% at July 31, 2016, plus an applicable margin of 2.25% to 2.5%. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $27.7 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 24, 2016 to extend the maturity date to June 22, 2017. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $35.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of July 31, 2016 and October 31, 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $19.3 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

As of July 31, 2016, we had $992.0 million of outstanding senior secured notes ($982.5 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $220.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes” and, together with the First Lien Notes, the “2020 Secured Notes”), $53.2 million 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes”) and $141.8 million 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes” and, together with the 2.0% 2021 Notes, the “2021 Notes”). As of July 31, 2016, we also had $521.0 million of outstanding senior notes comprised of $121.0 million 8.625% Senior Notes due 2017, $150.0 million 7.0% Senior Notes due 2019 and $250.0 million 8.0% Senior Notes due 2019. In addition, as of July 31, 2016, we had outstanding $8.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $76.7 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2016 (collectively, the “Notes Guarantors”) (see Note 21 to the Condensed Consolidated Financial Statements). In addition to the Notes Guarantors, the 2021 Notes are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “Secured Group”). Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes outstanding at July 31, 2016 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to certain of the senior secured and senior notes), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2016, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes (other than the senior exchangeable notes discussed in Note 12 to the Condensed Consolidated Financial Statements), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness and refinancing indebtedness (currently, however, our ability to incur additional indebtedness is limited and we expect it to be limited for the foreseeable future) and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

The First Lien Notes are secured by a first-priority lien and the Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian and the guarantors of such notes. At July 31, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes was approximately $640.0 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes was $122.7 million as of July 31, 2016, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

The guarantees of the Secured Group with respect to the 2021 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of July 31, 2016, the collateral securing the guarantees included (1) $60.5 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $146.4 million aggregate book value of real property of the Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised, and (3) equity interests in guarantors that are members of the Secured Group. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $80.7 million as of July 31, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes and senior secured notes, and thus have not guaranteed such indebtedness.

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

Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (as discussed in Part II, Item 5 - “Other Information”) (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

On August 1, 2016, Moody’s Investors Service took certain rating actions as follows:

●	First Lien Notes, downgraded to B3;
●	Existing Second Lien Notes, downgraded to Caa3.

On May 3, 2016, S&P Global Ratings took certain rating actions as follows:

●	Corporate Credit Rating, downgraded to CCC+;
●	First Lien Notes, downgraded to CCC+;
●	2021 Notes, downgraded to CCC;
●	Existing Second Lien Notes, downgraded to CCC-; and
●	Senior unsecured notes, downgraded to CCC-.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue. A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.

Total inventory, excluding consolidated inventory not owned, decreased $336.3 million during the nine months ended July 31, 2016 from October 31, 2015. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $94.9 million, in the Mid-Atlantic by $54.3 million, in the Midwest by $90.1 million, in the Southeast by $14.6 million and in the Southwest by $94.0 million. This decrease was slightly offset by an increase in the West of $11.6 million. The decreases were primarily attributable to new land banking transactions during the period (discussed below), along with home deliveries, and the contribution of certain of our communities to a new joint venture, partially offset by new land purchases and land development. During the nine months ended July 31, 2016, we had aggregate impairments in the amount of $16.4 million primarily related to land that was held for sale in the Midwest (discussed above) and the Northeast. We wrote-off costs in the amount of $6.5 million during the nine months ended July 31, 2016 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2016 are expected to be closed during the next six to nine months.

Consolidated inventory not owned increased $158.5 million during the nine months ended July 31, 2016 from October 31, 2015. Consolidated inventory not owned consists of specific performance options and other options that were included in our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2015 to July 31, 2016 was primarily due to an increase in land banking transactions during the period, along with an increase in the sale and leaseback of certain model homes. Under our land banking arrangements, we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a monthly or quarterly basis. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2016, inventory of $183.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $108.5 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2016, inventory of $96.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $87.3 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2016, we had no specific performance options recorded on our Condensed Consolidated Balance Sheets.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2016, we had mothballed land in 28 communities. The book value associated with these communities at July 31, 2016 was $74.9 million, which was net of impairment charges recorded in prior periods of $293.1 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2016, we did not mothball any new communities, but we sold one previously mothballed community, re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which has begun construction.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $29.5 million and $1.3 million, respectively, of our total inventories at July 31, 2016 and October 31, 2015, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. The increase in land held for sale during the period was related to a few land parcels that are planned to be sold in various markets.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at July 31, 2016 compared to October 31, 2015 was primarily attributable to the reduction of 2,185 lots related to the sale of our land portfolios in our Minneapolis, MN and Raleigh, NC divisions and the contribution of lots to our two new joint ventures during the period. The remaining reduction was related to the decline in community count, due to delivering homes and terminating certain option agreements, partially offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2016:

Northeast	9	804	4,727	5,531
Mid-Atlantic	33	2,163	2,209	4,372
Midwest	21	2,264	1,500	3,764
Southeast	22	1,572	1,941	3,513
Southwest	73	4,102	769	4,871
West	16	1,694	3,806	5,500

Consolidated total	174	12,599	14,952	27,551

Unconsolidated joint ventures	19	3,288	1,440	4,728

Total including unconsolidated joint ventures	193	15,887	16,392	32,279

Owned		6,797	7,442	14,239
Optioned		5,648	7,510	13,158

Controlled lots		12,445	14,952	27,397

Construction to permanent financing lots		154	-	154

Consolidated total		12,599	14,952	27,551

Lots controlled by unconsolidated joint ventures		3,288	1,440	4,728

Total including unconsolidated joint ventures		15,887	16,392	32,279

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2015:

Northeast	12	1,220	4,390	5,610
Mid-Atlantic	40	2,728	2,860	5,588
Midwest	30	3,105	1,399	4,504
Southeast	33	2,344	3,919	6,263
Southwest	86	4,913	1,993	6,906
West	18	1,668	4,190	5,858

Consolidated total	219	15,978	18,751	34,729

Unconsolidated joint ventures	10	1,969	1,155	3,124

Total including unconsolidated joint ventures	229	17,947	19,906	37,853

Owned		10,448	8,164	18,612
Optioned		5,336	10,587	15,923

Controlled lots		15,784	18,751	34,535

Construction to permanent financing lots		194	-	194

Consolidated total		15,978	18,751	34,729

Lots controlled by unconsolidated joint ventures		1,969	1,155	3,124

Total including unconsolidated joint ventures		17,947	19,906	37,853

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the number of started unsold homes and models from October 31, 2015 to July 31, 2016 is primarily due to the decrease in community count during the period.

	July 31, 2016			October 31, 2015
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	78	16	94	68	14	82
Mid-Atlantic	105	5	110	132	13	145
Midwest	29	12	41	61	3	64
Southeast	93	15	108	99	17	116
Southwest	385	2	387	395	4	399
West	33	21	54	65	26	91

Total	723	71	794	820	77	897

Started or completed unsold homes and models per active selling communities (1)	4.2	0.4	4.6	3.7	0.4	4.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 174 and 219 at July 31, 2016 and October 31, 2015, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Restricted cash and cash equivalents – Homebuilding, decreased $3.2 million to $4.1 million at July 31, 2016. The decrease was due to the release of escrow cash being held for our land portfolio in our Minnesota division which was sold in the third quarter of fiscal 2016, along with the release of escrow cash being held for a community in the Northeast that delivered its remaining homes during the period, and the release of escrow cash being held as collateral against a letter of credit which was settled during the period.

Investments in and advances to unconsolidated joint ventures increased $26.8 million to $88.0 million at July 31, 2016 compared to October 31, 2015. The increase was primarily due to an investment in two new joint ventures in the first and third quarters of fiscal 2016, along with an additional contribution to an existing joint venture during the period, partially offset by joint venture partnership distributions received during the period. As of July 31, 2016 and October 31, 2015, we had investments in ten and nine homebuilding joint ventures, respectively, and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net, decreased $4.2 million from October 31, 2015 to $66.2 million at July 31, 2016. The decrease was primarily due to the timing of home closings, along with a decrease in refundable deposits.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2016	2015	Change

Prepaid insurance	$4,396	$2,389	$2,007
Prepaid project costs	39,838	42,459	(2,621)
Net rental properties	566	924	(358)
Prepaid bond fees	18,647	20,323	(1,676)
Other prepaids	10,954	11,173	(219)
Other assets	284	403	(119)
Total	$74,685	$77,671	$(2,986)

Prepaid insurance increased $2.0 million during the nine months ended July 31, 2016 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease of $2.6 million from October 31, 2015 to July 31, 2016 was the result of the number of closed communities outpacing the number of new communities during the first three quarters of fiscal 2016. Prepaid bond fees decreased $1.7 million during the period, due to the amortization of existing prepaid bond fees.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $128.1 million and $124.1 million at July 31, 2016 and October 31, 2015, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. Mortgage loans held for sale increased $7.5 million from October 31, 2015, resulting from an increase in the fair value adjustment required at July 31, 2016 compared to October 31, 2015, along with an increase in the amount of mortgage loans which are currently not able to be sold in the secondary market from October 31, 2015 to July 31, 2016.

Income taxes receivable increased $3.1 million to $293.4 million at July 31, 2016 as compared to October 31, 2015. The increase was primarily due to net deferred tax benefits resulting from our loss before income taxes, recorded during the nine months ended July 31, 2016.

Nonrecourse mortgages secured by inventory decreased to $91.3 million at July 31, 2016 from $143.9 million at October 31, 2015. The decrease was primarily due to the payment of existing mortgages, including mortgages on certain communities which were sold to a new joint venture in the third quarter of fiscal 2016, partially offset by new mortgages for communities primarily in the Northeast, Midwest, Southeast and West obtained during the period.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2016	2015	Change

Accounts payable	$169,791	$144,735	$25,056
Reserves	144,589	140,566	4,023
Accrued expenses	17,759	19,280	(1,521)
Accrued compensation	37,678	36,349	1,329
Other liabilities	10,969	7,586	3,383
Total	$380,786	$348,516	32,270

The increase in accounts payable was primarily due to the timing of payments made in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, as we adjusted payment schedules in fiscal 2016 so that payments are made in accordance with payment due dates. Reserves increased slightly during the period as new accruals for general liability insurance exceeded payments for warranty related claims. The decrease in accrued expenses was primarily due to decreases in accrued property tax and amortization of accruals related to abandoned lease space. The increase in accrued compensation was primarily due to an increase in salary accruals based on the timing of pay periods, partially offset by a decrease in bonus accruals due to the payment of our fiscal year 2015 bonuses during the first quarter of fiscal 2016, partially offset by the accrual for nine months of the fiscal 2016 estimated bonuses. Other liabilities increased primarily due to deferred income from municipality reimbursements for infrastructure costs and development fees related to work performed under a bond issuance in one of our communities in the West.

Liabilities from inventory not owned increased $89.9 million to $195.8 million at July 31, 2016. The increase was primarily due to new land banking transactions during the period, slightly offset by a decrease in the sale and leaseback of certain model homes and specific performance options, all accounted for as financing transactions as described above.

Financial Services - Mortgage warehouse lines of credit increased $6.8 million from $108.9 million at October 31, 2015, to $115.7 million at July 31, 2016. The increase is a result of increased equity in K. Hovnanian Mortgage during the period, allowing us to increase our borrowings within the limits of our Master Repurchase Agreements.

Accrued interest decreased $9.9 million to $30.5 million at July 31, 2016. The decrease was primarily due to the timing of interest payments and accruals on the Company’s long term debt as most of our notes have interest payments in the first and third quarters, resulting in lower accruals in these respective quarters. Also contributing to the decrease was the payment at maturity of our 6.25% Senior Notes in January 2016 and our 7.5% Senior Notes in May 2016.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2015

Total revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2016	July 31, 2015	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$640,386	$526,156	$114,230	21.7%
Land sales and other revenues	59,979	97	59,882	61,734.0%
Financial services	16,485	14,360	2,125	14.8%

Total revenues	$716,850	$540,613	$176,237	32.6%

	Nine Months Ended
(Dollars in thousands)	July 31, 2016	July 31, 2015	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,823,318	$1,414,799	$408,519	28.9%
Land sales and other revenues	72,146	2,538	69,608	2,742.6%
Financial services	51,714	37,939	13,775	36.3%

Total revenues	$1,947,178	$1,455,276	$491,902	33.8%

Homebuilding

For the three and nine months ended July 31, 2016, sale of homes revenues increased $114.2 million, or 21.7%, and $408.5 million or 28.9%, respectively, as compared to the same period of the prior year. These increases were primarily due to the number of home deliveries increasing 11.8% and 21.5% for the three and nine months ended July 31, 2016, respectively, as compared to the prior year periods along with increases in the average price per home. The average price per home increased to $407,000 in the three months ended July 31, 2016 from $374,000 in the three months ended July 31, 2015. The average price per home increased to $397,000 in the nine months ended July 31, 2016 from $374,000 in the nine months ended July 31, 2015. The fluctuations in average prices were primarily a result of changes in the geographic and community mix of our deliveries as opposed to home price increases (which we increase or decrease in communities depending on the respective community's performance). Our ability to raise prices during fiscal 2016 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain of our communities, especially with respect to certain started unsold homes. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change

Northeast:
Dollars	$66,308	$36,109	83.6%	$192,659	$125,873	53.1%
Homes	136	78	74.4%	395	244	61.9%

Mid-Atlantic:
Dollars	$111,579	$113,886	(2.0)%	$295,004	$270,899	8.9%
Homes	228	243	(6.2)%	628	598	5.0%

Midwest:
Dollars	$56,643	$82,618	(31.4)%	$225,276	$220,243	2.3%
Homes	193	253	(23.7)%	706	674	4.7%

Southeast:
Dollars	$56,471	$57,294	(1.4)%	$146,895	$144,333	1.8%
Homes	145	176	(17.6)%	417	455	(8.4)%

Southwest:
Dollars	$248,228	$203,075	22.2%	$725,721	$559,659	29.7%
Homes	671	568	18.1%	1,954	1,577	23.9%

West:
Dollars	$101,157	$33,174	204.9%	$237,763	$93,792	153.5%
Homes	201	90	123.3%	494	232	112.9%

Consolidated total:
Dollars	$640,386	$526,156	21.7%	$1,823,318	$1,414,799	28.9%
Homes	1,574	1,408	11.8%	4,594	3,780	21.5%

Unconsolidated joint ventures
Dollars	$30,714	$27,286	12.6%	$76,477	$82,190	(7.0)%
Homes	53	67	(20.9)%	146	204	(28.4)%

Totals:
Dollars	$671,100	$553,442	21.3%	$1,899,795	$1,496,989	26.9%
Homes	1,627	1,475	10.3%	4,740	3,984	19.0%

As discussed above, the overall increase in housing revenues during the three and nine months ended July 31, 2016 as compared to the same period of the prior year was primarily attributed to an increase in the volume of deliveries, along with an increase in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the		Contract Backlog as of
	Three Months Ended July 31,		Nine Months Ended July 31,		July 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015

Northeast:
Dollars	$61,945	$69,410	$176,456	$195,879	$130,800	$143,333
Homes	128	137	362	384	260	286

Mid-Atlantic:
Dollars	$97,338	$115,164	$368,603	$334,115	$312,698	$252,139
Homes	208	242	753	700	566	473

Midwest: (2)
Dollars	$49,260	$70,578	$184,496	$243,366	$128,381	$211,718
Homes	176	186	599	705	464	696

Southeast: (3)
Dollars	$59,242	$54,776	$234,166	$173,891	$159,489	$110,628
Homes	142	176	560	554	355	331

Southwest:
Dollars	$225,929	$248,907	$696,915	$733,393	$393,906	$469,054
Homes	638	656	1,929	1,955	1,008	1,148

West:
Dollars	$99,284	$60,573	$317,862	$142,661	$186,986	$77,480
Homes	175	136	607	350	316	163

Consolidated total:
Dollars	$592,998	$619,408	$1,978,498	$1,823,305	$1,312,260	$1,264,352
Homes	1,467	1,533	4,810	4,648	2,969	3,097

Unconsolidated joint ventures
Dollars	$40,275	$75,225	$112,530	$143,438	$168,135	$110,372
Homes	70	125	181	270	263	178

Totals:
Dollars	$633,273	$694,633	$2,091,028	$1,966,743	$1,480,395	$1,374,724
Homes	1,537	1,658	4,991	4,918	3,232	3,275

(1) Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) The Midwest net contracts include 4 homes and 65 homes, respectively, and $1.9 million and $27.4 million, respectively, for the three and nine months ended July 31, 2016, and 53 homes and 192 homes, respectively, and $21.8 million and $75.2 million, respectively, for the three and nine months ended July 31, 2015 from Minneapolis, MN. Contract backlog as of July 31, 2016 reflects the reduction of 64 homes and $24.1 million, related to the sale of our land portfolio in Minneapolis, MN.

(3) The Southeast net contracts include 70 homes and $31.6 million for the nine months ended July 31, 2016, and 25 homes and 99 homes, respectively, and $7.8 million and $30.2 million, respectively, for the three and nine months ended July 31, 2015 for Raleigh, NC. There were no net contracts for Raleigh, NC, for the three months ended July 31, 2016. Contract backlog as of July 31, 2016 reflects the reduction of 67 homes and $33.7 million related to the sale of our land portfolio in Raleigh, NC.

In the first three quarters of fiscal 2016, our open for sale community count decreased to 174 from 219 at October 31, 2015, partially due to the sale of 10 communities (related to the sale of our land portfolios in our Minneapolis, MN and Raleigh, NC divisions), along with the contribution of four communities to a new joint venture during the period. In addition, we opened 56 new communities and closed 87 communities since the beginning of fiscal 2016. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the sales pace per community in most of the Company’s segments for the nine months ended July 31, 2016 as compared to the same period of the prior year. Net contracts per average active selling community for the nine months ended July 31, 2016 was 23.9 compared to 22.9 for the same period of the prior year. Net contracts per active selling community increased to 8.4 for the three months ended July 31, 2016 from 7.4 for the three months ended July 31, 2015.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	20%	16%	18%	16%	21%
Second	19%	16%	17%	15%	16%
Third	21%	20%	22%	17%	20%
Fourth		20%	22%	23%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012

First	13%	11%	11%	12%	18%
Second	14%	14%	17%	15%	21%
Third	12%	13%	13%	12%	18%
Fourth		12%	14%	14%	18%

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

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2016	2015	2016	2015

Sale of homes	$640,386	$526,156	$1,823,318	$1,414,799

Cost of sales, net of impairment reversals and excluding interest expense and land charges	532,116	432,625	1,521,704	1,168,874

Homebuilding gross margin, before cost of sales interest expense and land charges	108,270	93,531	301,614	245,925

Cost of sales interest expense, excluding land sales interest expense	23,108	16,323	61,291	39,615

Homebuilding gross margin, after cost of sales interest expense, before land charges	85,162	77,208	240,323	206,310

Land charges	1,565	1,077	22,915	7,618

Homebuilding gross margin, after cost of sales interest expense and land charges	$83,597	$76,131	$217,408	$198,692

Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.8%	16.5%	17.4%

Gross margin percentage, after cost of sales interest expense, before land charges	13.3%	14.7%	13.2%	14.6%

Gross margin percentage, after cost of sales interest expense and land charges	13.1%	14.5%	11.9%	14.0%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Sale of homes	100%	100%	100%	100%

Cost of sales, net of impairment reversals and excluding interest expense and land charges:
Housing, land and development costs	73.3%	72.0%	73.4%	71.9%
Commissions	3.4%	3.5%	3.4%	3.6%
Financing concessions	1.3%	1.4%	1.4%	1.4%
Overheads	5.1%	5.3%	5.3%	5.7%

Total cost of sales, before interest expense and land charges	83.1%	82.2%	83.5%	82.6%
Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.8%	16.5%	17.4%

Cost of sales interest	3.6%	3.1%	3.3%	2.8%
Gross margin percentage, after cost of sales interest expense and before land charges	13.3%	14.7%	13.2%	14.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage before interest expense and land charges, decreased to 16.9% during the three months ended July 31, 2016 compared to 17.8% for the same period last year and decreased to 16.5% during the nine months ended July 31, 2016 compared to 17.4% for the same period last year. The decreases in gross margin percentage for the three and nine months ended July 31, 2016 were primarily due to higher land and development costs as a percentage of sales of homes revenue in certain of our new communities delivering in the first nine months of fiscal 2016 compared to the same period of the prior year. In addition, gross margin has been impacted by increased labor costs for particular trades in certain markets. For the nine months ended July 31, 2016 and 2015, gross margin was favorably impacted by the reversal of prior period inventory impairments of $42.2 million and $25.1 million, respectively, which represented 2.3% and 1.8%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $1.5 million and $1.1 million for the three months ended July 31, 2016 and 2015, respectively, and $22.9 million and $7.6 million during the nine months ended July 31, 2016 and 2015, respectively, to their estimated fair value. During the three and nine months ended July 31, 2016, we wrote-off residential land options and approval and engineering costs amounting to $0.2 million and $6.5 million compared to $1.1 million and $3.2 million for the three and nine months ended July 31, 2015, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in each of our segments in both the first nine months of fiscal 2016 and 2015. We recorded $1.3 million of inventory impairments during the three months ended July 31, 2016, and $16.4 million and $4.4 million in inventory impairments during the nine months ended July 31, 2016 and July 31, 2015, respectively. We did not record any inventory impairments during the three months ended July 31, 2015. It is difficult to predict if impairment levels will remain low and, should it become necessary to lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2016	2015	2016	2015

Land and lot sales	$58,897	$-	$70,051	$850
Cost of sales, excluding interest	51,667	-	62,275	702
Land and lot sales gross margin, excluding interest	7,230	-	7,776	148
Land and lot sales interest expense	5,298	-	5,402	39
Land and lot sales gross margin, including interest	$1,932	$-	$2,374	$109

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were 19 land sales in the three months ended July 31, 2016, resulting in $58.9 million in land sales revenue, while there were no land sales in the same period of the prior year. There were 24 land sales in the nine months ended July 31, 2016 compared to three in the same period of the prior year, resulting in an increase of $69.2 million in land sales revenue. This increase was primarily due to the sale of six land parcels in the Midwest and ten land parcels in the Southeast in the third quarter of fiscal 2016, in connection with our previously discussed strategy to exit the Minneapolis, MN and Raleigh, NC markets.

Land sales and other revenues increased $59.9 million and $69.6 million for the three and nine months ended July 31, 2016, respectively, compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and nine months ended July 31, 2016, compared to the three and nine months ended July 31, 2015, the increase was mainly due to the fluctuation in land sales revenues discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) decreased $0.3 million for the three months ended July 31, 2016, compared to the same period last year mainly due to the impact of our exit of the Minneapolis, MN and Raleigh, NC markets. SGA increased $3.3 million for the nine months ended July 31, 2016 compared to the same period last year mainly due to increases in sales and other compensation, related to increased headcount and increased compensation reflective of the competitive homebuilding market, increased advertising costs related to community count growth that occurred at the end of fiscal 2015, and the reduction of joint venture management fees received, which offset general and administrative expenses, as a result of fewer joint venture deliveries. These increases were partially offset by the decrease from the impact of our exit from the Minneapolis, MN and Raleigh, NC markets in the third quarter of fiscal 2016, discussed above. SGA as a percentage of homebuilding revenues was 7.4% and 8.2% for the three and nine months ended July 31, 2016 compared to 9.9% and 10.7% for the three and nine months ended July 31, 2015. These improvements are a result of increased deliveries and our ability to leverage fixed SGA costs.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2016	2015	Variance	Variance %

Northeast
Homebuilding revenue	$69,989	$36,209	$33,780	93.3%
Loss before income taxes	$(995)	$(4,008)	$3,013	75.2%
Homes delivered	136	78	58	74.4%
Average sales price	$487,558	$462,932	$24,626	5.3%

Mid-Atlantic
Homebuilding revenue	$111,739	$113,992	$(2,253)	(2.0)%
Income before income taxes	$3,467	$5,440	$(1,973)	(36.3)%
Homes delivered	228	243	(15)	(6.2)%
Average sales price	$489,382	$468,670	$20,712	4.4%

Midwest
Homebuilding revenue	$72,581	$82,325	$(9,744)	(11.8)%
(Loss) income before income taxes	$(2,452)	$3,120	$(5,572)	(178.6)%
Homes delivered	193	253	(60)	(23.7)%
Average sales price	$293,487	$326,554	$(33,067)	(10.1)%

Southeast
Homebuilding revenue	$96,323	$57,329	$38,994	68.0%
Loss before income taxes	$(5,621)	$(1,225)	$(4,396)	(358.9)%
Homes delivered	145	176	(31)	(17.6)%
Average sales price	$389,458	$325,534	$63,924	19.6%

Southwest
Homebuilding revenue	$248,546	$203,249	$45,297	22.3%
Income before income taxes	$20,532	$17,170	$3,362	19.6%
Homes delivered	671	568	103	18.1%
Average sales price	$369,937	$357,526	$12,411	3.5%

West
Homebuilding revenue	$101,158	$33,180	$67,978	204.9%
Income (loss) before income taxes	$3,297	$(3,973)	$7,270	183.0%
Homes delivered	201	90	111	123.3%
Average sales price	$503,269	$368,598	$134,671	36.5%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2016	2015	Variance	Variance %

Northeast
Homebuilding revenue	$196,539	$126,213	$70,326	55.7%
Loss before income taxes	$(4,945)	$(10,973)	$6,028	54.9%
Homes delivered	395	244	151	61.9%
Average sales price	$487,743	$515,872	$(28,129)	(5.5)%

Mid-Atlantic
Homebuilding revenue	$295,546	$271,954	$23,592	8.7%
Income before income taxes	$7,161	$10,439	$(3,278)	(31.4)%
Homes delivered	628	598	30	5.0%
Average sales price	$469,751	$453,010	$16,741	3.7%

Midwest
Homebuilding revenue	$249,132	$220,020	$29,112	13.2%
(Loss) income before income taxes	$(8,034)	$8,041	$(16,075)	(199.9)%
Homes delivered	706	674	32	4.7%
Average sales price	$319,088	$326,769	$(7,681)	(2.4)%

Southeast
Homebuilding revenue	$186,873	$144,498	$42,375	29.3%
Loss before income taxes	$(14,710)	$(3,583)	$(11,127)	(310.5)%
Homes delivered	417	455	(38)	(8.4)%
Average sales price	$352,268	$317,215	$35,053	11.1%

Southwest
Homebuilding revenue	$729,606	$560,863	$168,743	30.1%
Income before income taxes	$55,392	$42,517	$12,875	30.3%
Homes delivered	1,954	1,577	377	23.9%
Average sales price	$371,403	$354,888	$16,515	4.7%

West
Homebuilding revenue	$237,831	$93,895	$143,936	153.3%
Loss before income taxes	$(6,989)	$(15,309)	$8,320	54.3%
Homes delivered	494	232	262	112.9%
Average sales price	$481,301	$404,278	$77,023	19.1%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 93.3% for the three months ended July 31, 2016 compared to the same period of the prior year. The increase for the three months ended July 31, 2016 was attributed to a 74.4% increase in homes delivered and a 5.3% increase in average sales price due to the mix of communities delivering in the three months ended July 31, 2016 compared to the same period of fiscal 2015. Also impacting the increase was a $3.6 million increase in land sales and other revenue.

Loss before income taxes decreased $3.0 million compared to the prior year to a loss of $1.0 million for the three months ended July 31, 2016. This lower loss was mainly due to the increase in homebuilding revenue discussed above and a $0.7 million decrease in selling, general and administrative costs. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 55.7% for the nine months ended July 31, 2016 compared to the same period of the prior year. The increase was attributed to a 61.9% increase in homes delivered partially offset by a 5.5% decrease in average sales price due to the mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of fiscal 2015.

Loss before income taxes decreased $6.0 million compared to the prior year to a loss of $4.9 million for the nine months ended July 31, 2016. This decrease in loss was due to the increase in homebuilding revenue discussed above and a $3.5 million decrease in selling, general and administrative costs while gross margin percentage before interest expense for the nine months ended July 31, 2016 was relatively flat compared to the same period of the prior year. The decreased loss was slightly offset by a $3.8 million increase in inventory impairment loss and land option write-offs.

Mid-Atlantic - Homebuilding revenues decreased 2.0% for the three months ended July 31, 2016 compared to the same period in the prior year. The decrease was primarily due to a 6.2% decrease in homes delivered partially offset by a 4.4% increase in average sales price for the three months ended July 31, 2016 compared to the same period in the prior year. The increase in average sales prices was the result of the mix of communities delivering in the three months ended July 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $2.0 million compared to the prior year to $3.5 million for the three months ended July 31, 2016 primarily due to the decrease in homebuilding revenues discussed above and a slight decrease in gross margin percentage before interest expense for the three months ended July 31, 2016.

Homebuilding revenues increased 8.7% for the nine months ended July 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 5.0% increase in homes delivered as well as a 3.7% increase in average sales price for the nine months ended July 31, 2016. The increase in average sales price was the result of the mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $3.3 million compared to the prior year to $7.2 million for the nine months ended July 31, 2016 due primarily to a $2.9 million decrease in income from unconsolidated joint ventures, along with a slight decrease in gross margin percentage before interest expense. Partially offsetting the decrease was the increase in homebuilding revenues discussed above and a $2.0 million decrease in selling, general and administrative costs for the nine months ended July 31, 2016 compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 11.8% for the three months ended July 31, 2016 compared to the same period in the prior year. The decrease was due to a 23.7% decrease in homes delivered and a 10.1% decrease in average sales price for the three months ended July 31, 2016. The decrease in average sales price was the result of the mix of communities delivering in the three months ended July 31, 2016 compared to the same period of fiscal 2015. Partially offsetting this decrease was a $16.2 million increase in land sales and other revenue primarily due to the sale of our land portfolio in our Minneapolis, MN division during the period.

Income before income taxes decreased $5.6 million to a loss of $2.5 million for the three months ended July 31, 2016 compared to the same period in the prior year. The decrease in the income for the three months ended July 31, 2016 was primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage before interest expense for the period, partially offset by an improvement in SGA due to the sale of our land portfolio in our Minneapolis, MN division.

Homebuilding revenues increased 13.2% for the nine months ended July 31, 2016 compared to the same period in the prior year. The increase was primarily due to a $24.1 million increase in land sales and other revenue mainly due to the sale of our land portfolio in our Minneapolis, MN division during the period, along with a 4.7% increase in homes delivered, partially offset by a 2.4% decrease in average sales price for the nine months ended July 31, 2016. The slight decrease in average sales price was the result of the mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes decreased $16.1 million compared to the prior year to a loss of $8.0 million for the nine months ended July 31, 2016. The decrease in income for the nine months ended July 31, 2016 was primarily due to an $11.3 million increase in inventory impairment loss and land option write-offs, due to the sale of our land portfolio in our Minneapolis, MN division during the period, along with a decrease in gross margin percentage before interest expense for the period, partially offset by an improvement in SGA due to the sale of our land portfolio in our Minneapolis, MN division.

 Southeast - Homebuilding revenues increased 68.0% for the three months ended July 31, 2016 compared to the same period in the prior year. The increase for the three months ended July 31, 2016 was primarily due to a $39.8 million increase in land sales and other revenue mainly due to the sale of our land portfolio in our Raleigh, NC division during the period, along with a 19.6% increase in average sales price, partially offset by a 17.6% decrease in homes delivered. The increase in average sales price was the result of the different mix of communities delivering in the three months ended July 31, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $4.4 million compared to the prior year to $5.6 million for the three months ended July 31, 2016 primarily due to a $1.5 million increase in selling, general and administrative costs, a $1.0 million increase in inventory impairment loss and land option write-offs and a $1.3 million decrease in income from unconsolidated joint ventures to a loss as compared to the prior period, while gross margin percentage before interest expense remained flat.

Homebuilding revenues increased 29.3% for the nine months ended July 31, 2016 compared to the same period in the prior year. The increase for the nine months ended July 31, 2016 was primarily due to a $39.8 million increase in land sales and other revenue mainly due to the sale of our land portfolio in our Raleigh, NC division during the period, along with an 11.1% increase in average sales price, partially offset by an 8.4% decrease in homes delivered. The increase in average sales price was primarily due to the different mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of fiscal 2015.

Loss before income taxes increased $11.1 million compared to the prior year to $14.7 million for the nine months ended July 31, 2016. The increase for the nine months ended July 31, 2016 was primarily due to a $4.7 million increase in selling, general and administrative costs, a $0.7 million increase in inventory impairment loss and land option write-offs, a $2.0 million decrease in income from unconsolidated joint ventures to a loss and a slight decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 22.3% for the three months ended July 31, 2016 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to an 18.1% increase in homes delivered for the three months ended July 31, 2016. The increase was also due to a 3.5% increase in average sales price, which was the result of the different mix of communities delivering in the three months ended July 31, 2016 compared to the same period of fiscal 2015.

Income before income taxes increased $3.4 million to $20.5 million for the three months ended July 31, 2016.  The increase was primarily due to the increase in homebuilding revenue discussed above. This increase was slightly offset by a $1.1 million increase in selling, general and administrative costs, while gross margin percentage before interest expense was flat for the three months ended July 31, 2016 compared to the same period of the prior year.

Homebuilding revenues increased 30.1% for the nine months ended July 31, 2016 compared to the same period in the prior year. The increase was primarily due to a 23.9% increase in homes delivered and a 4.7% increase in average sales price for the nine months ended July 31, 2016, as a result of the different mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of fiscal 2015. Also impacting this increase was a $2.7 million increase in land sales and other revenue.

Income before income taxes increased $12.9 million compared to the prior year to $55.4 million for the nine months ended July 31, 2016. The increase was due to the increase in homebuilding revenues discussed above, partially offset by a $2.1 million increase in inventory impairments and land option write-offs and a $2.2 million increase in selling, general and administrative costs, while gross margin percentage before interest expense for the nine months ended July 31, 2016 compared to the same period of the prior year remained flat.

West - Homebuilding revenues increased 204.9% for the three months ended July 31, 2016 compared to the same period in the prior year. The increase for the three months ended July 31, 2016 was primarily attributed to a 123.3% increase in homes delivered, primarily resulting from increased community count, as well as a 36.5% increase in average sales price, which was due to the different mix of communities delivering in the three months ended July 31, 2016 compared to the same period of the prior year.

Loss before income taxes decreased $7.3 million to income of $3.3 million for the three months ended July 31, 2016. The decrease in the loss for the three months ended July 31, 2016 was primarily due to the increase in homebuilding revenues discussed above and a slight increase in gross margin percentage before interest expense for the three months ended July 31, 2016 compared to the same period in the prior year. This decrease in loss was partially offset by a $0.5 million increase in selling, general and administrative costs.

Homebuilding revenues increased 153.3% for the nine months ended July 31, 2016 compared to the same period in the prior year. The increase for the nine months ended July 31, 2016 was primarily attributed to a 112.9% increase in homes delivered, primarily resulting from increased community count, as well as a 19.1% increase in average sales price, which was due to the different mix of communities delivering in the nine months ended July 31, 2016 compared to the same period of the prior year.

Loss before income taxes decreased $8.3 million compared to the prior year to $7.0 million for the nine months ended July 31, 2016. The decrease in the loss was due to the increase in homebuilding revenue discussed above and a $2.0 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense for the nine months ended July 31, 2016 compared to the same period in the prior year. Partially offsetting this decrease in loss was a $4.2 million increase in selling, general and administrative costs.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first three quarters of fiscal 2016 and 2015, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 25.4% and 27.9%, respectively, of our total loans. While the origination of FHA/VA loans have decreased slightly from the first three quarters of fiscal 2015 to the first three quarters of fiscal 2016, our conforming conventional loan originations as a percentage of our total loans increased from 69.2% to 70.5% for these periods, respectively. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2016, financial services provided a $7.6 million and $25.0 million pretax profit compared to $6.1 million and $14.9 million of pretax profit for the same periods of fiscal 2015. Revenues were up 14.8% and 36.3% and costs were up 8.2% and 16.0% for the three and nine months ended July 31, 2016 compared to the three and nine months ended July 31, 2015, respectively. The increase in revenues was attributable to the increase in deliveries, an increase in the percentage of homebuyers that used our mortgage company and the average price of loans settled for the three and nine months ended July 31, 2016 compared to the same period in the prior year. The increase in costs was attributed to the increase in the number of loans originated for the three and nine months ended July 31, 2016 compared to the same period in the prior year. In the market areas served by our wholly owned mortgage banking subsidiaries, 75.9% and 74.8% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2016 and 2015, respectively, and 75.9% and 73.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2016 and 2015, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $14.9 million for the three months ended July 31, 2016 compared to $15.9 million for the three months ended July 31, 2015, and decreased to $43.8 million for the nine months ended July 31, 2016 compared to $49.3 million for the nine months ended July 31, 2015. The decrease in the three months ended July 31, 2016 from the prior period was primarily due to a decrease in stock compensation expense resulting from lower stock prices on our more recent grants. The decrease in the nine months ended July 31, 2016 from the prior year period was primarily attributed to decreases in reserves for self-insured medical claims based on current claim estimates and the reversal of previously recognized expense for certain performance based stock grants for which the performance metrics are no longer expected to be satisfied, along with the decrease noted above for stock compensation expense resulting from lower stock prices on our more recent grants.

Other Interest

Other interest increased $0.7 million for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and decreased $2.1 million for the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase for the three months ended July 31, 2016 was attributed to the increase in interest incurred as a result of higher nonrecourse mortgage balances and increased land banking activities. The decrease in the nine months ended July 31, 2016 was attributed to the reduction in directly expensed interest as our assets that qualified for interest capitalization in the first half of fiscal 2016 were greater than the first half of fiscal 2015.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, rent expense for commercial office space and amortization of prepaid bond fees. Other operations decreased $0.6 million to $1.0 million for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and decreased $1.4 million to $3.5 million for the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015. The decrease for the three and nine months ended July 31, 2016 compared to the same periods in the prior year was due to decreased prepaid bond fees amortization as a result of the maturity of our 11.875% Senior Notes in October 2015, 6.25% Senior Notes in January 2016, and 7.5% Senior Notes in May 2016.

Total Taxes

The total income tax provision of $1.6 million and benefit of $4.6 million for the three and nine months ended July 31, 2016, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions. In addition, the nine months ended July 31, 2016 was also impacted by permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance. The total income tax benefit of $2.3 million and $17.5 million recognized for the three and nine months ended July 31, 2015, respectively, was primarily due to deferred taxes, partially offset by state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2015, and again at July 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Such evidence is supported by significant increases in key financial indicators over the last few years, including new orders, backlog, and community count compared with the prior years. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015 as well as for the nine months ended July 31, 2016. However, we did have income before taxes for the three months ended July 31, 2016 and we are not in a three year cumulative loss position as of July 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $635.4 million as of July 31, 2016 is appropriate.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 51.8% of our homebuilding cost of sales.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2016, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2016 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	FV at 7/31/16

Long term debt (1)(2):
Fixed rate	$310	$127,593	$132,906	$151,536	$828,673	$423,390	$1,664,408	$1,354,218
Weighted average interest rate	8.12%	8.72%	4.37%	7.02%	7.48%	6.85%	7.12%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $18.5 million of letters of credit issued as of July 31, 2016 under our $75.0 million revolving Credit Facility.

(2)	Does not include $91.3 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2016. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2016. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 5. OTHER INFORMATION.

On September 8, 2016, the Company and K. Hovnanian completed the Financings with the Investor (see Part I, Item II - “Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity”) pursuant to which K. Hovnanian (i) borrowed the $75.0 million Term Loan Facility under the Term Loan Credit Agreement, (ii) issued $75.0 million of New Second Lien Notes and (iii) exchanged $75.0 million aggregate principal amount of its Existing Second Lien Notes for $75.0 million aggregate principal amount of newly issued Exchange Notes for aggregate cash proceeds of approximately $146.3 million, before expenses. In addition, on September 8, 2016, K. Hovnanian used a portion of the proceeds (approximately $126.1 million) of the Term Loan Facility and the New Second Lien Notes to fund the redemption of all of its January 2017 Notes and the satisfaction and discharge of the January 2017 Notes Indenture. As a condition to the closing of the Financings, K. Hovnanian was required to deposit the proceeds from the Financings in excess of the aggregate amount of funds needed for the redemption of the January 2017 Notes and the satisfaction and discharge of the January 2017 Notes Indenture into a segregated account under which K. Hovnanian and the Company may only use the funds deposited therein to repurchase or otherwise retire, discharge or defease K. Hovnanian’s debt securities with maturities in 2017 or, as agreed between the Investor and K. Hovnanian, its other indebtedness.

The Term Loan Facility has a maturity of August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Notes remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. The New Second Lien Notes have a maturity of October 15, 2018, and bear interest at a rate of 10.0% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The Exchange Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates.

All of K. Hovnanian's obligations under the Term Loan Facility and the New Second Lien Notes are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured on a first lien super priority basis relative to K. Hovnanian’s First Lien Notes, the Existing Second Lien Notes and the New Second Lien Notes, and the New Second Lien Notes and the guarantees thereof are secured on a pari passu second lien basis with K. Hovnanian’s Existing Second Lien Notes, by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions. The Exchange Notes are guaranteed by the Notes Guarantors and the members of the Secured Group. The Exchange Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the Secured Group, subject to permitted liens and certain exceptions.

In connection with borrowing the Term Loan Facility and the issuance of the New Second Lien Notes and the Exchange Notes, K. Hovnanian and the applicable guarantors entered into security and pledge agreements pursuant to which K. Hovnanian, the Company and the applicable guarantors pledged substantially all of their assets to secure their obligations under the Term Loan Facility, the New Second Lien Notes and the Exchange Notes, subject to permitted liens and certain exceptions as set forth in such agreements. K. Hovnanian, the Company and the applicable guarantors also entered into applicable intercreditor and collateral agency agreements which set forth agreements with respect to the relative priority of their various secured obligations.

 The Term Loan Facility was incurred pursuant to the Term Loan Credit Agreement. The Term Loan Credit Agreement contains representations and warranties and affirmative and restrictive covenants that limit among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement also contains customary events of default which would permit the Administrative Agent to exercise remedies with respect to the collateral and declare loans made under the Term Loan Facility (the “Term Loans”) to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans or other material indebtedness, the failure to satisfy covenants, the material inaccuracy of representations or warranties, cross default to other material indebtedness, a change of control, the failure of the documents granting security for the Term Loans to be in full force and effect, the failure of the liens on any material portion of the collateral securing the Term Loans to be valid and perfected and specified events of bankruptcy and insolvency.

The New Second Lien Notes Indenture contains restrictive covenants that limit among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The New Second Lien Notes Indenture also contains customary events of default which would permit the holders of the New Second Lien Notes to declare those New Second Lien Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the New Second Lien Notes or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the New Second Lien Notes to be in full force and effect, the failure of the liens on any material portion of the collateral securing the New Second Lien Notes to be valid and perfected and specified events of bankruptcy and insolvency.

The Exchange Notes Indenture contains restrictive covenants that limit among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (including a requirement that any new or refinancing indebtedness is scheduled to mature no earlier than January 15, 2021, to the extent no member of the Secured Group is an obligor thereon, or February 15, 2021, if otherwise), pay dividends and make distributions on common and preferred stock, repurchase common and preferred stock, make other restricted payments, including investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Exchange Notes Indenture also contains customary events of default which would permit the holders of the Exchange Notes to declare those Exchange Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Exchange Notes or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the Exchange Notes to be in full force and effect, the failure of the liens on any material portion of the collateral securing the Exchange Notes to be valid and perfected and specified events of bankruptcy and insolvency.

On September 8, 2016, K. Hovnanian called for redemption on October 8, 2016, all outstanding January 2017 Notes for an aggregate redemption price of approximately $126.1 million, including accrued and unpaid interest, and deposited with the trustee for the January 2017 Notes sufficient funds for such redemption and to satisfy and discharge its obligations under the January 2017 Notes Indenture. The January 2017 Notes redemption and the satisfaction and discharge of the 2017 Notes Indenture was funded with portion of the proceeds from the Term Loan Facility and New Second Lien Notes. Upon satisfaction and discharge of the January 2017 Notes Indenture, the restrictive covenants and events of default contained therein ceased to have effect.

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

Indenture, dated as of September 8, 2016, relating to the 10.000% Senior Secured Second Lien Notes due 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 10.000% Senior Secured Second Lien Notes due 2018.

4(g)

Indenture, dated as of September 8, 2016, relating to the 9.50% Senior Secured Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 9.50% Senior Secured Notes due 2020.

10(a)*	Market Share Unit Agreement Class A (2016 grants and thereafter)
10(b)*	Market Share Unit Agreement Class B (2016 grants and thereafter)
10(c)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter)
10(d)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter)
10(e)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter)
10(f)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter)
10(g)*	Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter)
10(h)*	Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter)
10(i)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter)
10(j)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter)
10(k)*	Director Restricted Share Unit Agreement Class A (2016 grants and thereafter)
10(l)

Credit Agreement, dated as of July 29, 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.

10(m)

First Lien Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), and Wilmington Trust, National Association, in its capacities as First Lien Trustee and First Lien Collateral Agent (each as defined therein).

10(n)

Amended and Restated Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, in its capacities as Senior Notes Trustee and Senior Notes Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacity as Administrative Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacities as 9.125% Junior Trustee and 9.125% Junior Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacities as 10.000% Junior Trustee and 10.000% Junior Collateral Agent (each as defined therein) and Wilmington Trust, National Association, in its capacity as Junior Joint Collateral Agent (as defined therein).

10(o)

First Lien Collateral Agency Agreement, dated as of September 8, 2016, among Wilmington Trust, National Association, in its capacity as Existing Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as 9.50% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Collateral Agent (as defined therein), K. Hovnanian Enterprises, Inc., and the Grantors (as defined therein).

10(p)

Second Lien Collateral Agency Agreement, dated as of September 8, 2016, among Wilmington Trust, National Association, in its capacity as 9.125% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as 10.000% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Collateral Agent (as defined therein), Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., and the Grantors (as defined therein).

10(q)

Amended and Restated Collateral Agency Agreement, dated as of September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., Wilmington Trust, National Association in its capacity as Senior Notes Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as Senior Credit Agreement Administrative Agent (as defined therein), Wilmington Trust, National Association in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as 9.125% Junior Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as 10.000% Junior Collateral Agent (as defined therein) and Wilmington Trust, National Association in its capacity as Junior Joint Collateral Agent (as defined therein).

10(r)	Security Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.
10(s)	Pledge Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.
10(t)	First Lien Intellectual Property Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.
10(u)

Amended and Restated Second Lien Security Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.

10(v)

Amended and Restated Second Lien Pledge Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.

10(w)

Amended and Restated Second Lien Intellectual Property Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.

10(x)

Amended and Restated First Lien Security Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.

10(y)

Amended and Restated First Lien Pledge Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2016 and 2015, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

 * Management contracts or compensatory plan or arrangements

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 9, 2016
/S/ J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 9, 2016
/S/ BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller