Form 10-K
period 2016-10-31
HOVNANIAN ENTERPRISES INC
filed 2016-12-20
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2016

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
(Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $199,859,246.

As of the close of business on December 14, 2016, there were outstanding 132,046,012 shares of the Registrant’s Class A Common Stock and 15,251,061 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 14, 2017, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 324,000 homes, including 6,712 homes in fiscal 2016. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 167 communities in 33 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $93,000 to $1,676,000 with an average sales price, including options, of $402,000 nationwide in fiscal 2016.

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

 During fiscal 2016, we decided to exit the Minneapolis, MN and Raleigh, NC markets and sold land portfolios in those markets. We have also decided to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position.

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 18 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C. and West Virginia

Midwest: Illinois and Ohio

Southeast: Florida, Georgia and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Employees

We employed 1,961 full-time employees (whom we refer to as associates) as of October 31, 2016.

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

Business Strategies

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which are critical to improving our financial performance. During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital and loan markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and we decided to temporarily reduce some of our future land acquisition and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land bank financings and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily adversely affect our ability to invest as aggressively in new land parcels as previously planned, which resulted in a reduction in our community count in fiscal 2016, along with a decrease in net contracts. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our upcoming debt maturities as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and we ended the fiscal year with homebuilding cash of $339.8 million at October 31, 2016. This cash position will allow us to actively seek land investment opportunities in fiscal 2017, which should ultimately result in community count growth.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2016, 2015 and 2014, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 6,102 lots, 4,730 lots and 5,148 lots, respectively, out of 19,210 lots, 20,653 total lots and 22,119 total lots, respectively, under option, resulting in pretax charges of $8.9 million, $4.7 million and $4.0 million, respectively.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, New Jersey and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

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

During the year ended October 31, 2016, for the markets in which our mortgage subsidiaries originated loans, 10.7% of our home buyers paid in cash and 76.5% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2016 were 74.4% prime, 25.5% Federal Housing Administration/Veterans Affairs (“FHA/VA”) and 0.1% United States Department of Agriculture.

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

Current base prices for our homes in contract backlog at October 31, 2016, range from $93,000 to $868,000 in the Northeast, from $233,000 to $1,475,000 in the Mid-Atlantic, from $121,000 to $818,000 in the Midwest, from $124,000 to $1,000,000 in the Southeast, from $152,000 to $1,114,000 in the Southwest and from $190,000 to $1,676,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2016, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$274,126	557	$492,147
Mid-Atlantic	457,906	960	476,985
Midwest	287,469	921	312,127
Southeast	214,585	581	369,339
Southwest	1,024,410	2,750	372,512
West	342,294	695	492,509
Consolidated total	$2,600,790	6,464	$402,350
Unconsolidated joint ventures	140,576	248	566,836
Total including unconsolidated joint ventures	$2,741,366	6,712	$408,427

The value of our net sales contracts, excluding unconsolidated joint ventures, increased 2.6% to $2.5 billion for the year ended October 31, 2016 from $2.4 billion for the year ended October 31, 2015. The number of homes contracted decreased 1.2% to 6,109 in fiscal 2016 from 6,183 in fiscal 2015. The decrease in the number of homes contracted occurred along with a 23.7% decrease in the number of open-for-sale communities from 219 at October 31, 2015 to 167 at October 31, 2016. We contracted an average of 31.3 homes per average active selling community in fiscal 2016 compared to 30.0 homes per average active selling community in fiscal 2015, a 4.3% increase in sales pace per community as our performance per community improved in fiscal 2016, especially in the latter half of the year.

 Information on the value of net sales contracts by segment for the years ended October 31, 2016 and 2015, is set forth below:

(Value of net sales contracts in thousands)	2016	2015	Percentage of Change
Northeast	$226,635	$262,726	(13.7)%
Mid-Atlantic	467,782	448,307	4.3%
Midwest	222,835	317,059	(29.7)%
Southeast	287,538	232,272	23.8%
Southwest	887,341	949,763	(6.6)%
West	420,681	238,080	76.7%
Consolidated total	$2,512,812	$2,448,207	2.6%
Unconsolidated joint ventures	160,924	202,879	(20.7)%
Total including unconsolidated joint ventures	$2,673,736	$2,651,086	0.9%

The following table summarizes our active selling communities under development as of October 31, 2016. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	7	1,630	988	204	438
Mid-Atlantic	30	4,343	2,356	430	1,557
Midwest	18	2,599	1,042	374	1,183
Southeast	22	2,725	1,179	332	1,214
Southwest	72	11,066	7,300	763	3,003
West	18	3,017	1,408	295	1,314
Total	167	25,380	14,273	2,398	8,709

(1)	Includes 414 home sites under option.
(2)	Of the total remaining homes available, 804 were under construction or completed (including 77 models and sales offices), and 4,782 were under option.

Backlog

At October 31, 2016 and 2015, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,649 homes and 3,112 homes, respectively, with sales values aggregating $1.2 billion and $1.3 billion, respectively. The majority of our backlog at October 31, 2016 is expected to be completed and closed within the next six to nine months. At November 30, 2016 and 2015, our backlog of signed contracts, including unconsolidated joint ventures, was 2,644 homes and 3,317 homes, respectively, with sales values aggregating $1.2 billion and $1.5 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 44 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, and some sections of the Mid-Atlantic and Midwest, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. In most markets, an additional deposit is required when a customer selects and commits to optional upgrades in the home. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2016, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 26,797 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	35	3,182	$168,974	$9,440
Owned	9	1,038		$72,747
Total	44	4,220		$82,187
Mid-Atlantic:
Under option(1)	12	559	$61,096	$2,821
Owned	8	1,643		$27,360
Total	20	2,202		$30,181
Midwest:
Under option(1)	13	1,653	$69,879	$2,332
Owned	7	883		$8,982
Total	20	2,536		$11,314
Southeast:
Under option(1)	12	1,394	$64,545	$6,383
Owned	6	544		$21,550
Total	18	1,938		$27,933
Southwest:
Under option(1)	15	886	$71,270	$5,600
Owned	-	-		$18
Total	15	886		$5,618
West:
Under option(1)	2	238	$17,028	$863
Owned	19	3,670		$18,220
Total	21	3,908		$19,083
Totals:
Under option(1)	89	7,912	$452,792	$27,439
Owned	49	7,778		$148,877
Combined total	138	15,690		$176,316

(1)

The book value of properties under option also includes costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2016, option fees and deposits aggregated $18.5 million. As of October 31, 2016, we spent an additional $8.9 million in nonrefundable predevelopment costs on such properties.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of stormwater runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. See Risk Factors – “ Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land, the homebuilding, sales, and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas”, Item 3 “Legal Proceedings” and Note 18 to the Consolidated Financial Statements.

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

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	Employment levels and job growth;

●	Availability of financing for home buyers;

●	Interest rates;

●	Foreclosure rates;

●	Inflation;

●	Adverse changes in tax laws;

●	Consumer confidence;

●	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	Population growth; and

●	Availability of water supply in locations in which we operate.

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

The difficulties described above could cause us to take longer and incur more costs to build our homes. In addition, our insurance may not fully cover business interruptions or losses caused by weather conditions and man- made or natural disasters and we may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. Some home buyers may also cancel or not honor their home sales contracts altogether.

The homebuilding industry experienced a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity, and results of operations.

The homebuilding industry experienced a significant and sustained downturn that began in 2007 and during which the lowest volumes of housing starts were significantly below troughs in previous downturns. The market has improved in the last few years, but the volume of 2016 housing starts was still just above previous volume troughs in historical cycles. An industry-wide softening of demand for new homes resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, depressed prices, and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011 and may continue to materially adversely affect our business and results of operations in future years. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory.

Several challenges, such as general U.S. economic uncertainty, extreme weather conditions, increasing cycle times due to labor shortages, the restrictive mortgage lending environment and rising mortgage interest rates, could further impact the housing market and, consequently, our performance. Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2016, including the debt of the subsidiaries that guarantee our debt, was $1,583.2 million ($1,570.5 million net of discount), which includes borrowings under our $75.0 million revolving credit facility under which at October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding resulting in available borrowing capacity of $5.1 million.

●

Our debt service payments for the 12-month period ended October 31, 2016, were $389.0 million, substantially all of which represented principal payments on our senior unsecured notes and interest incurred and the remainder of which represented payments on the principal of our amortizing notes, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

In addition, as of October 31, 2016, including the $17.9 million letters of credit outstanding under the revolving credit facility, we had $19.6 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $1.7 million of cash. Our fees for these letters of credit for the year ended October 31, 2016, which are based on both the used and unused portion of the facilities and agreements, were $1.5 million. We also had substantial contractual commitments and contingent obligations, including $221.3 million of performance bonds as of October 31, 2016. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

Our significant amount of debt could have important consequences. For example, it could:

●	Limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

●	Require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes, including land investments;

●	Limit our flexibility in planning for, or reacting to, changes in our business;

●	Place us at a competitive disadvantage because we have more debt than some of our competitors;

●	Limit our ability to implement our strategies and operational actions;

●	Require us to consider selling some of our assets or debt or equity securities, possibly on unfavorable terms, to satisfy obligations; and

●	Make us more vulnerable to downturns in our business and general economic conditions.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Cash provided from operating activities in fiscal 2016 was $387.7 million, but we used $320.5 million of cash from operating activities in the fiscal year ended October 31, 2015. Depending on the levels of our land purchases, we could generate negative or positive cash flow in future years. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have a $75.0 million unsecured revolving credit facility under which letters of credit may be issued. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future (including a requirement that any new or refinancing indebtedness may not be scheduled to mature earlier than specified dates in 2021) and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our Term Loan Facility and our senior secured notes may make it more difficult to raise additional financing in the future.

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities and our revolving credit facility impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence (including maturity date requirements), creating liens, sales of assets (including in certain land banking transactions), cash distributions, including paying dividends on common and preferred stock, capital stock and subordinated debt repurchases, and investments by us and certain of our subsidiaries. Because of these restrictions, we are currently prohibited from paying dividends on our common and preferred stock and anticipate that we will remain prohibited for the foreseeable future.

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

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. For example, during fiscal 2011 and thereafter, credit agencies took a series of negative actions with respect to their credit ratings of us and our debt. More recently, in April, May and August 2016, Moody’s Investor Services and S&P Global Ratings, respectively, took certain negative rating actions, including downgrades with respect to their credit ratings of us and our debt, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Capital Resources and Liquidity”. Downgrades may make it more difficult and costly for us to access capital. Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations, including as a result of inflation, could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years, which has resulted in longer delivery times. It is uncertain whether these shortages will continue as is, improve or worsen.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies”. For example, during more recent years we did not have significant land option write-offs or impairments; however, during fiscal 2011, 2010 and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million and $45.4 million, respectively. Also, in fiscal 2011, 2010 and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million and $614.1 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

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

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract.

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

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons, such as state and local law, his or her inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2016, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,649 homes with a sales value aggregating $1.2 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2016, we had invested an aggregate of $100.5 million in these joint ventures, including advances and a note receivable to these joint ventures of $8.9 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

As discussed in Item 3 –“Legal Proceedings,” in the ordinary course of business we are involved in litigation from time to time, including with home buyers and other persons with whom we have contractual relationships. As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China (“Chinese Drywall”) that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation.

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

Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. Our insurance companies have the right to review our claims and claims history, and do so from time to time, and could decline to pay on such claims if such reviews determine the claims did not meet the terms for coverage. For example, we had a dispute with XL, our insurance carrier for the fiscal year ended October 31, 2006 through the fiscal year ended October 31, 2010, regarding coverage issues pertaining to the fiscal 2006 insurance policy. Specifically, XL maintained that the Company had not satisfied its aggregate retention of $21 million for fiscal 2006 and therefore the Company’s submitted claims in excess of the aggregate retention for fiscal 2006 were not reimbursable by XL under the policy terms (XL disputed the Company’s interpretation of certain definitions within the policy and therefore was denying coverage). The dispute was resolved as a result of mediation pursuant to which XL made a payment in October 2015 to the Company to fully settle coverage for its 2006 and 2007 insurance policy years. The Company is therefore self-insured for those policy years (policy years 2008 through 2010 remain in effect and to date, the Company has not met the aggregate retention for any of these other policy years). Additionally, we may need to significantly increase our construction defect and home warranty reserves as a result of insurance not being available for any of the reasons discussed above, such claims or the results of our annual actuarial study.

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

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:

●	difficulty in acquiring suitable land at acceptable prices;

●	increased selling incentives;

●	lower sales;

●	delays in construction; or

●	impairment of our ability to implement our strategies and operational actions.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family, family trusts and shares held by the estate of our former chairman, Kevork S. Hovnanian, of Class A and Class B common stock that enabled them to cast approximately 57% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2016. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.5 billion through the fiscal year ended October 31, 2016, and we may generate net operating loss carryforwards in future years.

Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 450,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Included in this amount is 95,000 square feet of abandoned lease space.

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

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 468 stockholders of record at December 14, 2016. There is no established public trading market for our Class B Common Stock, which was held by 227 stockholders of record at December 14, 2016. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2016 and 2015:

	October 31, 2016		October 31, 2015
Quarter	High	Low	High	Low
First	$2.05	$1.36	$4.38	$3.32
Second	$1.79	$1.30	$3.87	$3.12
Third	$1.93	$1.54	$3.35	$1.97
Fourth	$1.98	$1.55	$2.35	$1.48

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

For information regarding the equity securities that are authorized for issuance under our equity compensation plans, see Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” –Equity Compensation Plan Information.

Recent Sales of Unregistered Equity Securities

 None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2016. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data (In thousands, except per share data)	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012
Revenues	$2,752,247	$2,148,480	$2,063,380	$1,851,253	$1,485,353
Expenses excluding inventory impairment loss and land option write-offs	2,708,912	2,162,370	2,044,718	1,835,633	1,550,406
Inventory impairment loss and land option write-offs	33,353	12,044	5,224	4,965	12,530
Total expenses	2,742,265	2,174,414	2,049,942	1,840,598	1,562,936
Loss on extinguishment of debt	(3,200)	-	(1,155)	(760)	(29,066)
(Loss) income from unconsolidated joint ventures	(4,346)	4,169	7,897	12,040	5,401
Income (loss) before income taxes	2,436	(21,765)	20,180	21,935	(101,248)
State and federal income tax provision (benefit)	5,255	(5,665)	(286,964)	(9,360)	(35,051)
Net (loss) income	$(2,819)	$(16,100)	$307,144	$31,295	$(66,197)
Per share data:
Basic:
(Loss) income per common share	$(0.02)	$(0.11)	$2.05	$0.22	$(0.52)
Weighted-average number of common shares outstanding	147,451	146,899	146,271	145,087	126,350
Assuming dilution:
(Loss) income per common share	$(0.02)	$(0.11)	$1.87	$0.22	$(0.52)
Weighted-average number of common shares outstanding	147,451	146,899	162,441	162,329	126,350

Summary of Consolidated Balance Sheet Data

(In thousands)	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013	October 31, 2012
Total assets	$2,379,440	$2,602,298	$2,289,930	$1,759,130	$1,684,250
Mortgages, lines of credit and revolving credit agreement	$295,370	$315,249	$197,446	$172,299	$164,562
Senior secured term loan, senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing notes (net of discount)	$1,593,490	$1,848,247	$1,657,557	$1,529,445	$1,542,196
Total equity deficit	$(128,510)	$(128,084)	$(117,799)	$(432,799)	$(485,345)

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During fiscal 2016, we continued to experience some positive operating trends compared to fiscal 2015. The Company had income before income taxes of $2.4 million for the year ended October 31, 2016, compared to a loss before income taxes of $21.8 million for the year ended October 31, 2015. For the year ended October 31, 2016, sale of homes revenue increased 24.6% as compared to the prior year. The increase in revenues was primarily due to a 17.4% increase in deliveries, along with an increase in average price per home, which was a result of changes in geographic and community mix of our deliveries. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased to 9.2% for the year ended October 31, 2016 compared to 11.7% for the year ended October 31, 2015. These positive operating improvements were largely offset by a decrease in gross margin percentage, before cost of sales interest expense and land charges, which decreased from 17.6% for the year ended October 31, 2015 to 16.9% for the year ended October 31, 2016. This decrease was a result of deliveries in certain of our new communities in the year ended October 31, 2016 having higher land costs as a percentage of revenue compared to deliveries in the same period of the prior year, as well as higher construction costs in many of our markets. Net contracts per average active selling community increased to 31.3 for the year ended October 31, 2016 compared to 30.0 in the same period in the prior year. However, net contracts decreased slightly by 1.2% for the year ended October 31, 2016 as compared to the prior year, as active selling communities decreased from 219 at October 31, 2015 to 167 at October 31, 2016, as discussed further below.

When comparing sequentially from the third quarter of fiscal 2016 to the fourth quarter of fiscal 2016, our gross margin percentage, before cost of sales interest expense and land charges, increased to 17.6% compared to 16.9%. Selling, general and administrative costs decreased $14.3 million for the fourth quarter of fiscal 2016 compared to the third quarter of fiscal 2016, primarily due to a $9.2 million adjustment to our construction defect reserves, based on our annual actuarial analysis of estimated construction defect costs on previously delivered homes. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 9.3% to 6.7% in the fourth quarter of fiscal 2016 compared to the third quarter of fiscal 2016 as a result of the decrease in selling, general and administrative costs, along with a 12.0% increase in homebuilding revenues in the fourth quarter.

We had 2,398 homes in backlog with a dollar value of $1.1 billion at October 31, 2016 (a decrease of 12.1% in dollar value compared to the year ended October 31, 2015). Despite this decrease in backlog, we believe the improvement in our selling, general and administrative costs and reduction in interest expense as a result of reducing our notes payable balance by $249.8 million during fiscal 2016 are positive factors for fiscal 2017 compared with fiscal 2016. However, several challenges, such as economic weakness and uncertainty, lower oil prices (which could affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, continue to impact the housing market and, consequently, our performance. Additionally, we could be negatively impacted by our inability to access capital as described below under “ – Capital Resources and Liquidity.” Both national new home sales and our home sales remain below historical levels. We continue to believe that we are still in the early stages of the housing recovery. However, given our recent uneven operating performance, we may continue to experience mixed results.

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

During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital and loan markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and we decided to temporarily reduce some of our future land acquisition and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land bank financings and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily adversely affect our ability to invest as aggressively in new land parcels as previously planned, which resulted in a reduction in our community count in fiscal 2016, along with a decrease in net contracts. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our upcoming debt maturities as discussed further below in “Capital Resources and Liquidity−Debt Transactions” and we ended the fiscal year with homebuilding cash of $339.8 million at October 31, 2016. This cash position will allow us to actively seek land investment opportunities in fiscal 2017, which should ultimately result in community count growth and, assuming favorable market conditions, higher levels of profitability in the future.

During the year ended October 31, 2016, our active communities decreased by 52 communities from 219 communities at October 31, 2015 to 167 communities at October 31, 2016, partially due to the sale of 10 communities (related to the sale of our land portfolios in our Minneapolis, MN and Raleigh, NC divisions), along with the contribution of four of our communities to a new joint venture during the period. In addition, we opened for sale 70 new communities and closed 108 communities during the same period. Also during the year ended October 31, 2016, we put under option or acquired approximately 8,700 lots in 100 wholly owned communities (which includes 1,860 lots in 35 wholly owned communities which are no longer owned inventory but are optioned inventory under our land banking transactions closed during the first quarter of fiscal 2016) and walked away from 6,102 lots in 88 wholly owned communities. Most of the walk-aways occurred during the due diligence period, in which case we recovered our option deposits and only wrote-off predevelopment costs. Homebuilding selling, general and administrative expenses (“SGA”) increased $4.5 million from $188.4 million for the year ended October 31, 2015 to $192.9 million for the year ended October 31, 2016. As a percentage of total revenues, SGA decreased 1.8% to 7.0% for the year ended October 31, 2016 as compared to the prior year, as revenues increased year over year. Corporate general and administrative expenses as a percentage of total revenue decreased to 2.2% for the year ended October 31, 2016 compared to 2.9% for the year ended October 31, 2015. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

Critical Accounting Policies

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale." As of October 31, 2016, the net book value associated with our 29 mothballed communities was $74.4 million, net of impairment charges recorded in prior periods of $296.3 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2016, we mothballed one new community, sold one previously mothballed community, re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which began construction in fiscal 2016.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2016, we had no specific performance options recorded on our Consolidated Balance Sheets. Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2016, inventory of $79.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $70.8 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2016, inventory of $129.5 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $82.4 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The recoverability of inventories and other long-lived assets is assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment − Overall” (“ASC 360-10”). ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2014 to October 31, 2016 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $48.7 million and $1.3 million of our total inventories at October 31, 2016 and 2015, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. The increase in land held for sale during the period was related to a few parcels that are planned to be sold in various markets.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2014, 2015 or 2016.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Capital Resources and Liquidity

 Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey and Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia), the Midwest (Illinois and Ohio), the Southeast (Florida, Georgia and South Carolina), the Southwest (Arizona and Texas) and the West (California). In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. As a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we decided to exit the Minneapolis, MN and Raleigh, NC markets, and in the third quarter of fiscal 2016, we completed the sale of our land portfolios in those markets. In addition, we entered into a new joint venture by contributing eight communities to the joint venture and receiving cash in return. The combination of these activities resulted in $78.9 million of net cash proceeds to us, enhancing our liquidity. We have also decided to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position. Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities - Overview

Our homebuilding cash balance at October 31, 2016 increased $94.4 million from October 31, 2015 to $339.8 million. In addition to paying debt during the period, we spent $567.0 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $387.7 million of cash from operations. During the year ended October 31, 2016, net cash used in investing activities was $49.0 million, primarily related to investments in two new joint ventures. Net cash used in financing activities was $245.7 million during the year ended October 31, 2016, which included payments of our debt securities, partially offset by $150.0 million of new debt issuances as discussed below along with net proceeds from land banking. We intend to continue to use nonrecourse mortgage financings, model sale leaseback and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the year ended October 31, 2016 and 2015 were for operating expenses, land purchases, land deposits, land development, construction spending, financing transactions, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, debt issuances, our revolving credit facility, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash along with our existing cash balance will be sufficient in fiscal 2017 to finance our working capital requirements. In addition, because we do not have any significant debt maturities (other than non-recourse loans) due during the next fiscal year, compared to $400.8 million of debt retirements in fiscal 2016, we believe we will have sufficient capital to invest in more new communities in fiscal 2017 than we did in fiscal 2016.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009 cumulative through January 31, 2016, as a result of new land purchases and land development, we have used cash in operations as we have added new communities. Thereafter in fiscal 2016, we shifted our focus from growing our community count and revenues to increasing operating efficiency and profitability while generating positive cash flow from operations in fiscal 2016 to pay debt as it matured. While we plan to actively seek land investment opportunities in fiscal 2017, because we may not be able to refinance our future debt maturities, we will also remain focused on liquidity.

See “Inventory Activity” below for a detailed discussion of our inventory position.

Debt Transactions

As of October 31, 2016, we had a $75.0 million outstanding senior secured Term Loan (defined below), and $1,067.0 million of outstanding senior secured notes ($1,054.3 million, net of discount), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $145 million 9.125% Senior Secured Second Lien Notes due 2020 (the “Existing Second Lien Notes”), $75.0 million New Second Lien Notes (defined below), $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below) and $75.0 million Exchange Notes (defined below). As of October 31, 2016, we also had $400.0 million of outstanding senior notes, comprised of $150.0 million 7.0% Senior Notes due 2019 and $250.0 million 8.0% Senior Notes due 2019. In addition, as of October 31, 2016, we had outstanding $6.3 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) and $57.8 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units).

Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2016 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2020 (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at October 31, 2016 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise) and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of October 31, 2016, we believe we were in compliance with the covenants of Term Loan Facility the indentures governing our outstanding notes.

Under the terms of our debt agreements, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the 6.0% Exchangeable Note Units), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid and on May 15, 2016, $86.5 million principal amount of our 7.5% Senior Notes due 2016 matured and was paid. On October 11, 2016 (the next business day following the redemption date of October 8, 2016), all $121.0 million principal amount of our 8.625% Senior Notes due 2017 were redeemed for a redemption price of approximately $126.1 million, which included accrued and unpaid interest. The redemption was funded with proceeds from the Term Loan and New Second Lien Notes discussed below.

On September 8, 2016, the Company and K. Hovnanian completed certain financing transactions with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor (1) funded a $75.0 million senior secured term loan facility (the “Term Loan Facility”), which was borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, (2) purchased $75.0 million aggregate principal amount of 10.0% Senior Secured Second Lien Notes due October 15, 2018 (the “New Second Lien Notes”) issued by K. Hovnanian and guaranteed by the Notes Guarantors, and (3) exchanged $75.0 million aggregate principal amount of Existing Second Lien Notes held by such Investor for $75.0 million of newly issued 9.50% Senior Secured Notes due November 15, 2020 issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group (the “Exchange Notes” and together with the Term Loan Facility and the New Second Lien Notes, the “Financings”) for aggregate cash proceeds of approximately $146.3 million, before expenses.

In accordance with the conditions of the Financings, K. Hovnanian used all of the proceeds from the Financings in excess of the aggregate amount of funds needed for the redemption of the 8.625% Senior Notes due 2017 discussed above together with cash on hand to repurchase a total of 20,823 Exchangeable Note Units for an aggregate purchase price of $20.6 million.

The Term Loan Facility has a maturity of August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”) remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. At any time from and after September 8, 2018, K. Hovnanian may voluntarily repay outstanding Term Loans, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto are subject to customary breakage costs and voluntary prepayments made prior to February 1, 2019 are subject to a premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid (any prepayment of the Term Loans made on or after February 1, 2019 are without any prepayment premium).

The New Second Lien Notes have a maturity of October 15, 2018, and bear interest at a rate of 10.0% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The New Second Lien Notes are redeemable in whole or in part at our option at any time prior to July 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after July 15, 2018, K. Hovnanian may also redeem some or all of the New Second Lien Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the New Second Lien Notes prior to July 15, 2018 with the net cash proceeds from certain equity offerings at 110.00% of principal.

The Exchange Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The Exchange Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the Exchange Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the Exchange Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.50% of principal.

All of K. Hovnanian’s obligations under the Term Loan Facility and the New Second Lien Notes are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured on a first lien super priority basis relative to K. Hovnanian’s First Lien Notes, the Existing Second Lien Notes and the New Second Lien Notes, and the New Second Lien Notes and the guarantees thereof are secured on a pari passu second lien basis with K. Hovnanian’s Existing Second Lien Notes, by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions. The Exchange Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The Exchange Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions.

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

The Term Loan Facility was incurred pursuant to a Credit Agreement dated July 29, 2016 (the “Term Loan Credit Agreement”) entered into among K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”) and the Investor. The Term Loan Credit Agreement contains representations and warranties, affirmative and restrictive covenants and customary events of default (discussed above). The Indenture governing the New Second Lien Notes (the “New Second Lien Notes Indenture”) was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The Indenture governing the Exchange Notes (the “Exchange Notes Indenture”) was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors, the members of the JV Holdings Secured Group and Wilmington Trust, National Association, as trustee and collateral agent. The covenants and events of default in the New Second Lien Notes Indenture and the Exchange Notes Indenture are described further above.

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the Company’s Term Loan, senior secured notes, senior notes and 6% Exchangeable Note Units.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $83.5 million and $143.9 million at October 31, 2016 and 2015, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $201.8 million and $388.1 million, respectively. The weighted-average interest rate on these obligations was 4.9% and 5.1% at October 31, 2016 and 2015, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $14.3 million and $15.5 million at October 31, 2016 and 2015, respectively. These loans had a weighted-average interest rate of 8.8% at both October 31, 2016 and October 31, 2015. As of October 31, 2016, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9 to the Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2016 there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2015, there were $47.0 million of borrowings and $25.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million and $2.6 million letters of credit outstanding at October 31, 2016 and 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $1.7 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2016 and 2015, we had an aggregate of $145.6 million and $108.9 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2016 or 2015. As of October 31, 2016, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2016, 2015 and 2014, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Ratings Actions

On November 9, 2015, Moody’s Investors Services (“Moody’s”) took certain rating actions as follows:

●	Corporate Family Rating, downgraded to Caa1;
●	Probability of Default Rating, downgraded to Caa1;
●	7.625% Series A Preferred Stock, downgraded to Caa3;
●	First Lien Notes, downgraded to B1;
●	Existing Second Lien Notes, downgraded to Caa1; and
●	Senior unsecured notes, downgraded to Caa2.

On December 9, 2015, Fitch Ratings (“Fitch”) took certain rating actions as follows:

●	Long-term Issuer Default Rating, downgraded to CCC;
●	First Lien Notes, downgraded to B;
●	Existing Second Lien Notes, downgraded to CCC-;
●	Senior unsecured notes, downgraded to CCC-; and
●	7.625% Series A Preferred Stock, downgraded to C.

On April 20, 2016, Moody’s took certain rating actions as follows:

●	Corporate Family Rating, downgraded to Caa2;
●	Probability of Default Rating, downgraded to Caa2;
●	7.625% Series A Preferred Stock, downgraded to Ca;
●	First Lien Notes, downgraded to B2;
●	Existing Second Lien Notes, downgraded to Caa2; and
●	Senior unsecured notes, downgraded to Caa3.

On May 3, 2016, S&P Global Ratings took certain rating actions as follows:

●	Corporate Credit Rating, downgraded to CCC+;
●	First Lien Notes, downgraded to CCC+;
●	2021 Notes, downgraded to CCC;
●	Existing Second Lien Notes, downgraded to CCC-; and
●	Senior unsecured notes, downgraded to CCC-.

On August 1, 2016, Moody’s took certain rating actions as follows:

●	First Lien Notes, downgraded to B3;
●	Existing Second Lien Notes, downgraded to Caa3

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue. A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $448.0 million during the year ended October 31, 2016 from October 31, 2015. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $125.6 million, in the Mid-Atlantic by $75.4 million, in the Midwest by $96.5 million, in the Southeast by $10.0 million and in the Southwest by $144.2 million and increased in the West by $3.7 million. The decreases were primarily attributable to land banking transactions during the period (discussed below), along with home deliveries, land sales, and the contribution of certain of our communities to a new joint venture, partially offset by new land purchases and land development during the period. During the year ended October 31, 2016, we had aggregate impairments in the amount of $24.5 million primarily related to land held for sale in the Midwest (in connection with the sale of our land portfolio in the Minneapolis, MN market discussed above) and the Northeast. We wrote off costs in the amount of $8.9 million during the year ended October 31, 2016 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2016 are expected to be closed during the next six to nine months.

The total inventory decrease discussed above excluded the increase in consolidated inventory not owned of $86.5 million. Consolidated inventory not owned consists of specific performance options and other options that were included in our Consolidated Balance Sheet in accordance with US GAAP. The increase in consolidated inventory not owned from October 31, 2015 to October 31, 2016 was primarily due to an increase in land banking transactions, partially offset by a decrease in the sale and leaseback of certain model homes and specific performance options during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2016, inventory of $129.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $82.4 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2016, inventory of $79.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $70.8 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2016, we had no specific performance options recorded on our Consolidated Balance Sheets.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2016, we had mothballed land in 29 communities. The book value associated with these communities at October 31, 2016 was $74.4 million, which was net of impairment charges recorded in prior periods of $296.3 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2016, we mothballed one new community, sold one previously mothballed community, re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which began construction in fiscal 2016.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $48.7 million and $1.3 million of our total inventories at October 31, 2016 and October 31, 2015, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties. The increase in land held for sale during the period was related to a few land parcels that are planned to be sold in various markets.

The following tables summarize home sites included in our total residential real estate. The decrease in remaining home sites available at October 31, 2016 compared to October 31, 2015 was primarily attributable to the reduction of 2,185 lots related to the sale of our land portfolios in our Minneapolis, MN and Raleigh, NC divisions and the contribution of lots to our two new joint ventures during the period. The remaining reduction was due to our focus on liquidity in fiscal 2016 and delivering homes without investing in new land at the same rate during the period. As previously discussed, based on our cash position at October 31, 2016, we expect to actively seek new land investment opportunities in fiscal 2017.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2016:
Northeast	4,862	204	4,658
Mid-Atlantic	4,189	430	3,759
Midwest	4,093	374	3,719
Southeast	3,484	332	3,152
Southwest	4,652	763	3,889
West	5,517	295	5,222
Consolidated total	26,797	2,398	24,399
Unconsolidated joint ventures	4,631	251	4,380
Total including unconsolidated joint ventures	31,428	2,649	28,779
Owned	13,542	1,837	11,705
Optioned	13,108	414	12,694
Construction to permanent financing lots	147	147	-
Consolidated total	26,797	2,398	24,399
Lots controlled by unconsolidated joint ventures	4,631	251	4,380
Total including unconsolidated joint ventures	31,428	2,649	28,779

October 31, 2015:
Northeast	5,610	293	5,317
Mid-Atlantic	5,588	453	5,135
Midwest	4,504	644	3,860
Southeast	6,263	279	5,984
Southwest	6,906	1,033	5,873
West	5,858	203	5,655
Consolidated total	34,729	2,905	31,824
Unconsolidated joint ventures	3,124	207	2,917
Total including unconsolidated joint ventures	37,853	3,112	34,741
Owned	18,612	2,456	16,156
Optioned	15,923	255	15,668
Construction to permanent financing lots	194	194	-
Consolidated total	34,729	2,905	31,824
Lots controlled by unconsolidated joint ventures	3,124	207	2,917
Total including unconsolidated joint ventures	37,853	3,112	34,741

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the number of unsold homes and models from October 31, 2015 to October 31, 2016 is due to the decrease in community count during the period.

	October 31, 2016			October 31, 2015
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	57	11	68	68	14	82
Mid-Atlantic	113	4	117	132	13	145
Midwest	33	14	47	61	3	64
Southeast	66	20	86	99	17	116
Southwest	425	8	433	395	4	399
West	33	20	53	65	26	91
Total	727	77	804	820	77	897
Started or completed unsold homes and models per active selling communities(1)	4.3	0.5	4.8	3.7	0.4	4.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 167 and 219 at October 31, 2016 and 2015, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents decreased $3.4 million from October 31, 2015 to $3.9 million at October 31, 2016. The decrease was primarily due to the release of escrow cash related to operations in our Minnesota division which was sold in the third quarter of fiscal 2016, along with the release of escrow cash being held for a community in the Northeast that delivered its remaining homes during the period, and the release of escrow cash being held as collateral against a letter of credit which was settled during the period.

Investments in and advances to unconsolidated joint ventures increased $39.3 million during the fiscal year ended October 31, 2016 compared to October 31, 2015. The increase was primarily due to an investment in two new joint ventures in the first and third quarters of fiscal 2016, along with an additional contribution to an existing joint venture during the period, partially offset by joint venture partnership distributions received during the period. As of October 31, 2016 and October 31, 2015, we had investments in ten and nine homebuilding joint ventures, respectively, and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $20.6 million from October 31, 2015 to $49.7 million at October 31, 2016. The decrease was primarily due to the timing of cash received related to home closings and a decrease in refundable deposits.

Property, plant and equipment, net increased $4.8 million from October 31, 2015 to October 31, 2016 primarily due to additions for building and leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2016	October 31, 2015	Dollar Change
Prepaid insurance	$3,228	$2,389	$839
Prepaid project costs	38,032	42,459	(4,427)
Net rental properties	447	924	(477)
Prepaid bond fees	20,157	20,323	(166)
Other prepaids	8,820	11,173	(2,353)
Other assets	562	403	159
Total	$71,246	$77,671	$(6,425)

Prepaid insurance increased $0.8 million due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease of $4.4 million from October 31, 2015 to October 31, 2016 was the result of the number of closed communities outpacing the number of new communities during fiscal 2016. Other prepaids decreased $2.4 million during the period, primarily due to the timing of payments and amortization of various prepaid costs including commissions and annual software licenses.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $155.0 million and $124.1 million at October 31, 2016 and 2015, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2015 was related to an increase in the volume of loans originated during the fourth quarter of 2016 compared to the fourth quarter of 2015, along with an increase in the average loan value and an increase in the fair value adjustment required at October 31, 2016 compared to October 31 2015.

Financial Services - Other Assets increased $4.0 million from October 31, 2015 to October 31, 2016, as a result of the timing of closings of certain mortgages, which were funded at October 31, 2016, but did not close until November 2016.

Income Taxes Receivable decreased $6.7 million from $290.3 million at October 31, 2015 to $283.6 million at October 31, 2016 primarily due to a decrease in deferred tax assets.

Nonrecourse mortgages decreased to $83.5 million at October 31, 2016, from $143.9 million at October 31, 2015. The decrease was primarily due to the payment of existing mortgages, including mortgages on certain communities which were sold to a new joint venture in the third quarter of fiscal 2016, partially offset by new mortgages for communities primarily in the Northeast, Midwest, Southeast and West obtained during the period.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2016	October 31, 2015	Dollar Change
Accounts payable	$160,924	$144,735	$16,189
Reserves	126,888	140,566	(13,678)
Accrued expenses	17,913	19,280	(1,367)
Accrued compensation	44,715	36,349	8,366
Other liabilities	18,788	7,586	11,202
Total	$369,228	$348,516	$20,712

The increase in accounts payable was due to both the 8.3% increase in deliveries in the fourth quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015, as well as adjusted payment schedules in fiscal 2016 so that payments are made in accordance with payment due dates. Reserves decreased during fiscal 2016 primarily as our reserves related to construction defects were reduced as a result of the annual actuarial study as discussed in Note 16 to the Consolidated Financial Statements. The decrease in accrued expenses was primarily due to the amortization of accruals related to abandoned lease space along with the timing of other accruals. The increase in accrued compensation was primarily due to accrued bonuses payable at the end of fiscal 2016 as compared to the end of fiscal 2015. Other liabilities increased primarily due to deferred income from municipality reimbursements for infrastructure costs and development fees related to work performed under a bond issuance in one of our communities in the West.

Customers’ deposits decreased $6.8 million to $37.4 million at October 31, 2016. The decrease was primarily related to the decrease in backlog during the period.

Liabilities from inventory not owned increased $47.3 million to $153.2 million at October 31, 2016. The increase was due to new land banking transactions during the period, partially offset by a decrease in the sale and leaseback of certain model homes and specific performance options, all accounted for as financing transactions as described above.

Financial Services - Mortgage warehouse lines of credit increased $36.7 million from $108.9 million at October 31, 2015, to $145.6 million at October 31, 2016. The increase correlates to the increase in the volume of mortgage loans held for sale during the period as discussed above.

Accrued interest decreased $8.0 million to $32.4 million at October 31, 2016. The decrease was primarily due to the decrease in our notes payable balances from October 31, 2015 to October 31, 2016, as we paid at maturity approximately $260 million and redeemed $121.0 million in senior notes during fiscal 2016, partially offset by the issuances in the Financings, as discussed above.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Homebuilding:
Sale of homes	$512,661	$75,116	$228,686
Land sales	75,191	(4,374)	(12,487)
Other revenues	(37)	107	1,241
Financial services	15,952	14,251	(5,313)
Total change	$603,767	$85,100	$212,127
Total revenues percent change	28.1%	4.1%	11.5%

Homebuilding

Sale of homes revenues increased $512.7 million, or 24.6%, for the year ended October 31, 2016, increased $75.1 million, or 3.7%, for the year ended October 31, 2015 and increased $228.7 million, or 12.8%, for the year ended October 31, 2014 as compared to the same period of the prior year. The increased revenues in fiscal 2016 were primarily due to the 17.4% increase in deliveries, as well as the average price per home increasing to $402,350 in fiscal 2016 from $379,177 in fiscal 2015. The increased revenues in fiscal 2015 were primarily due to the average price per home increasing to $379,177 in fiscal 2015 from $366,202 in fiscal 2014. The increased revenues in fiscal 2014 were primarily due to the number of home deliveries increasing 4.4% and the average price per home increasing to $366,202 in fiscal 2014 from $338,839 in fiscal 2013. For fiscal 2016, 2015 and 2014, the fluctuations in average prices were a result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Our ability to raise prices in fiscal 2016, 2015 and 2014 was limited because in order to increase our sales pace per community, we lowered prices or increased incentives in certain communities, especially with respect to certain started unsold homes in the first half of fiscal 2015. For information on land sales, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Northeast:
Housing revenues	$274,126	$189,049	$274,734
Homes delivered	557	380	550
Average price	$492,147	$497,497	$499,516
Mid-Atlantic:
Housing revenues	$457,906	$398,132	$331,759
Homes delivered	960	854	701
Average price	$476,985	$466,197	$473,266
Midwest:
Housing revenues	$287,469	$311,364	$225,958
Homes delivered	921	958	789
Average price	$312,127	$325,015	$286,386
Southeast:
Housing revenues	$214,585	$207,407	$202,620
Homes delivered	581	675	652
Average price	$369,339	$307,269	$310,768
Southwest:
Housing revenues	$1,024,410	$822,371	$747,753
Homes delivered	2,750	2,263	2,389
Average price	$372,512	$363,399	$312,998
West:
Housing revenues	$342,294	$159,806	$230,189
Homes delivered	695	377	416
Average price	$492,509	$423,889	$553,337
Consolidated total:
Housing revenues	$2,600,790	$2,088,129	$2,013,013
Homes delivered	6,464	5,507	5,497
Average price	$402,350	$379,177	$366,202
Unconsolidated joint ventures:
Housing revenues	$140,576	$119,920	$164,082
Homes delivered	248	269	437
Average price	$566,836	$445,799	$375,475
Total including unconsolidated joint ventures:
Housing revenues	$2,741,366	$2,208,049	$2,177,095
Homes delivered	6,712	5,776	5,934
Average price	$408,427	$382,280	$366,885

The increase in housing revenues during year ended October 31, 2016, as compared to year ended October 31, 2015, was primarily attributed to our increased deliveries, along with an increase in average sales price. Housing revenues and average sales prices in fiscal 2016 increased in all of our homebuilding segments combined by 24.6% and 6.1%, respectively, excluding joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2016 as compared to fiscal 2015 by 46.6%, 12.4%, 21.5% and 84.4% in the Northeast, Mid-Atlantic, Southwest and West, respectively, and decreased by 3.9% and 13.9% in the Midwest and Southeast, respectively. Overall in fiscal 2016 as compared to fiscal 2015 homes delivered increased 17.4% across all our segments, excluding unconsolidated joint ventures.

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

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2016, 2015 and 2014 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Housing revenues:
Northeast	$81,467	$66,308	$53,913	$72,438
Mid-Atlantic	162,902	111,579	89,873	93,552
Midwest	62,193	56,643	76,793	91,840
Southeast	67,690	56,471	51,230	39,194
Southwest	298,689	248,228	273,304	204,189
West	104,531	101,157	81,044	55,562
Consolidated total	$777,472	$640,386	$626,157	$556,775
Sales contracts (net of cancellations):
Northeast	$50,179	$61,945	$74,727	$39,784
Mid-Atlantic	99,179	97,338	150,369	130,316
Midwest(1)	38,339	49,260	69,445	67,569
Southeast(2)	53,372	59,242	84,665	90,259
Southwest	190,426	225,929	262,344	208,642
West	102,819	99,284	126,505	92,073
Consolidated total	$534,314	$592,998	$768,055	$628,643

(1)	The Midwest net contracts include $1.9 million, $7.1 million and $18.4 million, respectively, for the quarters ended July 31, 2016, April 30, 2016 and January 31, 2016, from Minneapolis, MN.
(2)	The Southeast net contracts include $9.9 million and $21.7 million, respectively, for the quarters ended April 30, 2016 and January 31, 2016, from Raleigh, NC.

	Quarter Ended
(In thousands)	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Housing revenues:
Northeast	$63,175	$36,109	$39,123	$50,642
Mid-Atlantic	127,233	113,886	76,102	80,911
Midwest	91,122	82,618	73,214	64,410
Southeast	63,074	57,294	49,255	37,784
Southwest	262,713	203,075	189,974	166,609
West	66,013	33,174	27,504	33,115
Consolidated total	$673,330	$526,156	$455,172	$433,471
Sales contracts (net of cancellations):
Northeast	$66,846	$69,410	$69,717	$56,753
Mid-Atlantic	114,191	115,164	116,843	102,109
Midwest(1)	73,693	70,578	101,807	70,981
Southeast(2)	58,382	54,776	66,824	52,290
Southwest	216,371	248,907	290,901	193,584
West	95,419	60,573	54,648	27,440
Consolidated total	$624,902	$619,408	$700,740	$503,157

(1)

The Midwest net contracts include $23.0 million, $21.8 million, $31.6 million and $21.8 million, respectively, for the quarters ended October 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015, from Minneapolis, MN.

(2)

The Southeast net contracts include $12.2 million, $7.8 million, $12.5 million and $9.9 million, respectively, for the quarters ended October 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015, from Raleigh, NC.

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

Contracts per average active selling community in fiscal 2016 were 31.3 compared to fiscal 2015 of 30.0. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments during fiscal 2016. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2016	2015	2014	2013	2012
First	20%	16%	18%	16%	21%
Second	19%	16%	17%	15%	16%
Third	21%	20%	22%	17%	20%
Fourth	20%	20%	22%	23%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2016	2015	2014	2013	2012
First	13%	11%	11%	12%	18%
Second	14%	14%	17%	15%	21%
Third	12%	13%	13%	12%	18%
Fourth	11%	12%	14%	14%	18%

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

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars In thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Northeast:
Total contract backlog	$99,512	$147,004	$73,327
Number of homes	204	293	146
Mid-Atlantic:
Total contract backlog	$248,974	$239,099	$188,923
Number of homes	430	453	371
Midwest: (1)
Total contract backlog	$104,527	$194,290	$188,595
Number of homes	374	644	665
Southeast: (2)
Total contract backlog	$145,171	$105,935	$81,071
Number of homes	332	279	232
Southwest:
Total contract backlog	$285,644	$422,711	$295,319
Number of homes	763	1,033	770
West:
Total contract backlog	$185,274	$106,886	$28,612
Number of homes	295	203	45
Totals:
Total consolidated contract backlog	$1,069,102	$1,215,925	$855,847
Number of homes	2,398	2,905	2,229

(1)	The Midwest contract backlog as of October 31, 2016 reflects the reduction of 64 homes and $24.1 million related to the sale of our land portfolio in Minneapolis, MN.
(2)	The Southeast contract backlog as of October 31, 2016 reflects the reduction of 67 homes and $33.7 million related to the sale of our land portfolio in Raleigh, NC.

Contract backlog dollars decreased 12.1% as of October 31, 2016 compared to October 31, 2015, and the number of homes in backlog decreased 17.5% for the same period. The decrease in backlog was driven by a 17.4% increase in deliveries and a 1.2% decrease in net contracts, excluding unconsolidated joint ventures, for the year ended October 31, 2016 compared to the prior fiscal year as community count shrunk during fiscal 2016. In the month of November 2016, excluding unconsolidated joint ventures, we signed an additional 351 net contracts amounting to $144.3 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Sale of homes	$2,600,790	$2,088,129	$2,013,013
Cost of sales, excluding interest expense	2,162,284	1,721,336	1,612,122
Homebuilding gross margin, before cost of sales interest expense and land charges	438,506	366,793	400,891
Cost of sales interest expense, excluding land sales interest expense	86,593	59,574	53,101
Homebuilding gross margin, after cost of sales interest expense, before land charges	351,913	307,219	347,790
Land charges	33,353	12,044	5,224
Homebuilding gross margin, after cost of sales interest expense and land charges	$318,560	$295,175	$342,566
Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.6%	19.9%
Gross margin percentage, after cost of sales interest expense, before land charges	13.5%	14.7%	17.3%
Gross margin percentage after cost of sales interest expense and land charges	12.2%	14.1%	17.0%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014
Sale of homes	100%	100%	100%
Cost of sales, excluding interest:
Housing, land and development costs	73.2%	72.0%	70.3%
Commissions	3.5%	3.6%	3.4%
Financing concessions	1.3%	1.4%	1.3%
Overheads	5.1%	5.4%	5.1%
Total cost of sales, before interest expense and land charges	83.1%	82.4%	80.1%
Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.6%	19.9%
Cost of sales interest	3.4%	2.9%	2.6%
Gross margin percentage, after cost of sales interest expense and before land charges	13.5%	14.7%	17.3%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land impairment and option write-off charges, decreased to 16.9% for the year ended October 31, 2016 compared to 17.6% for the same period last year. We have experienced higher land and development costs as a percentage of sale of homes revenue in certain of our new communities delivering in fiscal 2016 compared to the same period last year, as well as higher construction costs in many of our markets, which resulted in a decrease in gross margin percentage for fiscal 2016 compared to fiscal 2015. During the first half of fiscal 2015, we significantly discounted some of our started unsold homes to sell them. In addition, we have experienced pricing pressure since midway through fiscal 2014, leading us to increase incentives and concessions on to be built homes as well, although to a lesser extent than started unsold homes. Combined, this resulted in a decrease in gross margin percentage for fiscal 2015 compared to fiscal 2014. For the years ended October 31, 2016, 2015 and 2014, gross margin was favorably impacted by the reversal of prior period inventory impairments of $57.9 million, $35.6 million and $48.0 million, respectively, which represented 2.2%, 1.7% and 2.4%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $33.4 million, $12.0 million and $5.2 million during the years ended October 31, 2016, 2015 and 2014, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2016, 2015 and 2014, we wrote off residential land options and approval and engineering costs totaling $8.9 million, $4.7 million and $4.0 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2016 and 2015, and all segments except the West in fiscal 2014. The inventory impairments amounted to $24.5 million, $7.3 million and $1.2 million for the years ended October 31, 2016, 2015 and 2014, respectively. The amount of inventory impairments recorded in fiscal 2016 was higher than the past several years, primarily due to the land sales in the Midwest in fiscal 2016 related to our exit of the Minneapolis, MN market, as previously discussed, along with certain land held for sale in the Northeast. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2016. In fiscal 2016, we walked away from 31.8% of all the lots we controlled under option contracts. The remaining 68.2% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2016:

(Dollars in millions)	Dollar Amount of Walk Away	Number of Walk- Away Lots	% of Walk- Away Lots	Total Option Lots(1)	Walk- Away Lots as a % of Total Option Lots
Northeast	$1.6	1,727	28.3%	5,217	33.1%
Mid-Atlantic	0.8	926	15.2%	2,925	31.7%
Midwest	1.3	1,032	16.9%	3,107	33.2%
Southeast	1.8	1,399	22.9%	3,424	40.9%
Southwest	3.2	915	15.0%	4,027	22.7%
West	0.2	103	1.7%	510	20.2%
Total	$8.9	6,102	100.0%	19,210	31.8%

(1)	Includes lots optioned at October 31, 2016 and lots optioned that the Company walked away from in the year ended October 31, 2016.

The following table represents impairments by segment for the year ended October 31, 2016:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$9.5	38.8%	$33.8	28.1%
Mid-Atlantic	-	0%	-	0%
Midwest	13.5	55.1%	43.7	30.9%
Southeast	1.5	6.1%	10.9	13.8%
Southwest	-	0%	-	0%
West	-	0%	-	0%
Total	$24.5	100.0%	$88.4	27.7%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Land and lot sales	$76,041	$850	$5,224
Cost of sales, excluding interest	68,173	702	3,077
Land and lot sales gross margin, excluding interest	7,868	148	2,147
Land and lot sales interest expense	5,798	39	865
Land and lot sales gross margin, including interest	$2,070	$109	$1,282

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were 26 land sales in the year ended October 31, 2016, compared to three in the same period of the prior year, resulting in a $75.2 million increase in land sales revenue. This increase was primarily due to the sale of six land parcels in the Midwest and ten land parcels in the Southeast in the third quarter of fiscal 2016 in connection with our previously discussed strategy to exit the Minneapolis, MN and Raleigh, NC markets. There were three land sales in the year ended October 31, 2015, compared to 13 in the same period of the prior year.

Land sales and other revenues increased $75.2 million for the year ended October 31, 2016, and decreased $4.3 million for the year ended October 31, 2015 compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $4.5 million to $192.9 million for the year ended October 31, 2016 as compared to the year ended October 31, 2015; however, SGA as a percentage of total revenues decreased 1.8% for the same period. The dollar increase was mainly due to increases in sales and other compensation related to increased headcount and increased compensation reflective of the competitive homebuilding market, increased advertising costs related to community count growth that occurred at the end of fiscal 2015 and higher bonus expense due to higher profits in certain markets. These increases were partially offset by the decrease of $3.7 million from the impact of our exit from the Minneapolis, MN and Raleigh, NC markets during the third quarter of fiscal 2016 and a decrease in insurance reserves of $9.2 million, as a result of our annual actuarial analysis of estimated construction defect costs on previously delivered homes, as discussed further in Note 16 to the Consolidated Financial Statements. SGA decreased $3.1 million to $188.4 million for the year ended October 31, 2015 compared to the year ended October 31, 2014. This decrease was mainly due to the reduction of $15.2 million of our construction defect reserves based on our annual actuarial estimates, partially offset by increases due to additional headcount related costs and increased architectural expense, related to community growth, as well as a reduction of joint venture management fees, which offset general and administrative expenses, received as a result of fewer joint venture deliveries in the year ended October 31, 2015 as compared to the year ended October 31, 2014.

 Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2016	Variance 2016 Compared to 2015	2015	Variance 2015 Compared to 2014	2014
Northeast
Homebuilding revenue	$278,028	$88,531	$189,497	$(86,333)	$275,830
(Loss) before income taxes	$(3,869)	$3,873	$(7,742)	$(225)	$(7,517)
Homes delivered	557	177	380	(170)	550
Average sales price	$492,147	$(5,350)	$497,497	$(2,019)	$499,516
Mid-Atlantic
Homebuilding revenue	$458,579	$59,079	$399,500	$66,781	$332,719
Income before income taxes	$17,476	$(3,955)	$21,431	$(2,466)	$23,897
Homes delivered	960	106	854	153	701
Average sales price	$476,985	$10,788	$466,197	$(7,069)	$473,266
Midwest
Homebuilding revenue	$311,322	$(127)	$311,449	$85,275	$226,174
(Loss) income before income taxes	$(11,416)	$(25,428)	$14,012	$(3,867)	$17,879
Homes delivered	921	(37)	958	169	789
Average sales price	$312,127	$(12,888)	$325,015	$38,629	$286,386
Southeast
Homebuilding revenue	$260,584	$52,922	$207,662	$2,991	$204,671
(Loss) income before income taxes	$(17,791)	$(11,461)	$(6,330)	$(15,577)	$9,247
Homes delivered	581	(94)	675	23	652
Average sales price	$369,339	$62,070	$307,269	$(3,499)	$310,768
Southwest
Homebuilding revenue	$1,028,529	$204,676	$823,853	$72,427	$751,426
Income before income taxes	$84,424	$16,987	$67,437	$(7,090)	$74,527
Homes delivered	2,750	487	2,263	(126)	2,389
Average sales price	$372,512	$9,113	$363,399	$50,401	$312,998
West
Homebuilding revenue	$342,447	$182,478	$159,969	$(70,339)	$230,308
Income (loss) before income taxes	$3,445	$20,590	$(17,145)	$(38,448)	$21,303
Homes delivered	695	318	377	(39)	416
Average sales price	$492,509	$68,620	$423,889	$(129,448)	$553,337

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 46.7% in fiscal 2016 compared to fiscal 2015 primarily due to a 46.6% increase in homes delivered and a $3.5 million increase in land sales and other revenue, partially offset by a 1.1% decrease in average selling price. The decrease in average sales prices was the result of the mix of communities delivering, along with pricing pressure in certain communities in fiscal 2016 compared to fiscal 2015. Loss before income taxes decreased $3.9 million to a loss of $3.9 million, which was mainly due to the increase in homebuilding revenues discussed above and a $4.0 million decrease in selling, general and administrative costs. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2016 compared to fiscal 2015.

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

Mid-Atlantic – Homebuilding revenues increased 14.8% in fiscal 2016 compared to fiscal 2015 primarily due to a 12.4% increase in homes delivered and a 2.3% increase in average sales price. The increase in average sales price was due to the mix of communities delivering in fiscal 2016 compared to fiscal 2015. Income before income taxes decreased $4.0 million to $17.4 million, due mainly to a $4.5 million decrease in income from unconsolidated joint ventures. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2016 compared to fiscal 2015.

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

Midwest – Homebuilding revenues were essentially flat for fiscal 2016 compared to fiscal 2015. There was a 3.9% decrease in homes delivered and a 4.0% decrease in average sales price. The decrease in average sales price was due to the mix of communities delivering in fiscal 2016 compared to fiscal 2015. These decreases were partially offset by a $23.8 million increase in land sales and other revenue due primarily to the sale of our land portfolio in our Minneapolis, MN division. Income before income taxes decreased $25.4 million to a loss of $11.4 million. The decrease in income was primarily due to a $12.9 million increase in inventory impairment loss and land option write-offs relating to our land portfolio sold in our Minneapolis, MN division, a $1.2 million decrease in income from unconsolidated joint ventures and a decrease in gross margin percentage before interest expense.

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

Southeast – Homebuilding revenues increased 25.5% in fiscal 2016 compared to fiscal 2015. The increase was primarily due to a 20.2% increase in average sales price, partially offset by a 13.9% decrease in homes delivered. In addition, there was a $45.7 million increase in land sales and other revenue mainly due to the sale of our land portfolio in our Raleigh, NC division during the period. The increase in average sales price was due to the mix of communities delivering in fiscal 2016 compared to fiscal 2015. Loss before income taxes increased $11.5 million to a loss of $17.8 million due to a $3.2 million increase in selling, general and administrative costs, a $3.0 million decrease in income from unconsolidated joint ventures and a slight decrease in gross margin percentage before interest expense.

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

Southwest – Homebuilding revenues increased 24.8% in fiscal 2016 compared to fiscal 2015 primarily due to a 21.5% increase in homes delivered, a 2.5% increase in average sales price and a $2.6 million increase in land sales and other revenue. The increase in average sales price was due to the mix of communities delivering in fiscal 2016 compared to fiscal 2015. Income before income taxes increased $17.0 million to $84.4 million in fiscal 2016 mainly due to the increase in homebuilding revenues discussed above.

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

West – Homebuilding revenues increased 114.1% in fiscal 2016 compared to fiscal 2015 primarily due to an 84.4% increase in homes delivered, mainly resulting from increased community count, as well as a 16.2% increase in average sales price, which was due to the different mix of communities delivering in fiscal 2016 compared to fiscal 2015. Loss before income taxes decreased $20.6 million to income of $3.4 million in fiscal 2016 due mainly to the increase in homebuilding revenues discussed above, a $1.9 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense. This decrease in loss was partially offset by a $3.6 million increase in selling, general and administrative costs.

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

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2016, 2015 and 2014, FHA/VA loans represented 25.5%, 27.1%, and 28.4%, respectively, of our total loans. While the origination of FHA/VA loans have decreased over the last three fiscal years, our conforming conventional loan originations as a percentage of our total loans increased from 69.2% for fiscal 2014 and 2015 to 69.6% for fiscal 2016. The remaining 4.9%, 3.7% and 2.4% of our loan originations represent USDA and jumbo loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2016, 2015, and 2014, financial services provided a $35.5 million, $24.7 million and $13.8 million pretax profit, respectively. In fiscal 2016, financial services pretax profit increased $10.8 million due to the increase in the percentage of homebuyers that used our mortgage company and the average price of loans settled. In fiscal 2015, financial services pretax profit increased $10.9 million compared to fiscal 2014 due to the same reasons discussed above. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 77%, 75%, and 65% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2016, 2015, and 2014, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $2.4 million for the year ended October 31, 2016 compared to the year ended October 31, 2015, and decreased $0.9 million for the year ended October 31, 2015 compared to the year ended October 31, 2014. The decrease in expense for fiscal 2016 was due mainly to the reversal of previously recognized expense for certain performance based stock grants for which the performance metrics are no longer expected to be satisfied, along with a decrease in stock compensation expense resulting from lower fair values on our more recent grants. The decrease in expense for fiscal 2015 was due mainly to lower stock compensation expense, largely due to the impact of lower fair values on stock awards granted in fiscal 2015, and a remeasurement of the Company’s 2013 long term incentive plan, which reached the end of its measurement period on October 31, 2015. See the discussion of the stock awards granted under the Company’s 2013 long term incentive plan in Note 15 to the Consolidated Financial Statements.

Other Interest

Other interest decreased $0.8 million to $91.0 million for the year ended October 31, 2016 compared to October 31, 2015, but increased $4.5 million to $91.8 million for the year ended October 31, 2015 compared to October 31, 2014. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2016, the slight decrease was attributed to the reduction in total notes payable as a result of debt maturities that occured over the course of the year, offset by the increase in land banking transactions during the year. For fiscal 2015, other interest increased despite a continued increase in inventory because interest incurred increased as a result of higher debt balances, attributed primarily to the $250.0 million 8.0% Senior Notes due 2019 issued in November 2014.

Other Operations

Other operations consist primarily of the amortization of prepaid bond fees along with rent expense for commercial office space. Compared to the previous year, other operations decreased $1.1 million to $4.9 million for the year ended October 31, 2016, and increased $1.4 million to $6.0 million for the year ended October 31, 2015. This decrease in other operations for the year ended October 31, 2016 compared to the prior year was due to decreased prepaid bond fees amortization as a result of the maturity of our 11.875% Senior Notes due October 2015, 6.25% Senior Notes due January 2016 and 7.5% Senior Notes due May 2016. The increase in expenses from October 31, 2015 compared to October 31, 2014 was due to increased prepaid bond fees amortization as a result of the $250.0 million 8.0% Senior Notes due 2019 issued in November 2014.

Loss on Extinguishment of Debt

We incurred a $3.2 million loss on extinguishment of debt for the year ended October 31, 2016, due to the redemption of the remaining outstanding principal amount of our 8.625% Senior Notes due 2017 and the exchange of a portion of our Existing Second Lien Notes for Exchange Notes. These losses were slightly offset by a gain from the purchase of 20,823 6.0% Exchangeable Note Units due December 2017. We did not incur any loss on the extinguishment of debt for the year ended October 31, 2015. For the year ended October 31, 2014, our loss on extinguishment of debt was $1.2 million, due to the redemption of the remaining outstanding principal amount of our 6.25% Senior Notes due 2015.

Income from Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $8.5 million for the year ended October 31, 2016 from income of $4.2 million for the year ended October 31, 2015 to a loss of $4.3 million for the year ended October 31, 2016. The decrease in income to a loss was mainly due to fewer deliveries at certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun delivering homes. Income from unconsolidated joint ventures decreased $3.7 million to $4.2 million for the year ended October 31, 2015 compared to $7.9 million for the year ended October 31, 2014. The decrease in income was due to fewer deliveries in certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun to deliver homes or just started delivering homes.

Total Taxes

The total income tax expense of $5.3 million for the period ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002. The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $287.0 million recognized for the year ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses.

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

As of October 31, 2015, and again at October 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings before income taxes for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015. However, we did have income before income taxes for the twelve months ended October 31, 2016 and October 31, 2014 and we are not in a three year cumulative loss position as of October 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $627.9 million as of October 31, 2016 is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2016, we had $62.1 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $952.6 million. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2016.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (2)(3)(4)	$2,082,288	$122,306	$632,347	$1,125,095	$202,540
Operating leases	27,820	9,508	10,824	3,431	4,057
Purchase obligations (5)	-	-	-	-	-
Total	$2,110,108	$131,814	$643,171	$1,128,526	$206,597

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.4 million recorded for financial reporting purposes as of October 31, 2016 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our revolving credit facility, senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes, and other notes payable and $409.8 million of related interest payments for the life of such debt.

(3)	Does not include $83.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include $17.9 million of letters of credit issued as of October 31, 2016 under our $75.0 million revolving Credit Facility.

(5)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of $19.6 million and $221.3 million, respectively, at October 31, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53% of our homebuilding cost of sales.

 Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K as updated by our subsequent filings with the SEC. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2016 and 2015, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2016 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	FV at 10/31/16
Long term debt(1)(2):	$5,457	$188,412	$226,536	$828,673	$221,825	$201,566	$1,672,469	$1,337,496
Fixed rate

Weighted-average interest rate	10.33%	6.48%	7.26%	7.48%	9.25%	4.34%	7.20%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include $17.9 million of letters of credit issued as of October 31, 2016 under our $75.0 million revolving Credit Facility.

(2) Does not include $83.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 68.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2016. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

Red Bank, New Jersey

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2016 of the Company and our report dated December 20, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, NY

December 20, 2016

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 14, 2017, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	59	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Lucian T. Smith, III	56	Chief Operating Officer	2007
J. Larry Sorsby	61	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	46	Vice President, Chief Accounting Officer and Corporate Controller	2004

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

Mr. Smith was appointed Chief Operating Officer, effective November 1, 2016. Mr. Smith joined the Company in April 2007 as a Region President and was promoted to Group President in January 2010. Most recently Mr. Smith has served as Executive Vice President of Homebuilding Operations, a position he had held since August 2015.

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

We also remain committed to fostering sound corporate governance principles. The Company’s Corporate Governance Guidelines assist the Board of Directors of the Company (the “Board”) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 14, 2017.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 14, 2017.

The following table provides information as of October 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)(5) (a)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2) (a)	Weighted- average exercise price of outstanding Class A Common Stock options, warrants and rights(3) (b)	Weighted- average exercise price of outstanding Class B Common Stock options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1) (c)
Equity compensation plans approved by security holders:	8,849	7,716	$4.16	$3.88	7,433
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	8,849	7,716	$4.16	$3.88	7,433

(1)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)

Includes the maximum number of shares that are potentially issuable under the Market Stock Units granted in fiscal 2014, fiscal 2015 and fiscal 2016 (“the “MSUs”) under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”) and the actual number of shares for which performance has been met that are issuable under the 2013 Long-Term Incentive Program under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”), subject to vesting.

(3)

Does not take into account 4,567,822 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (2) above, nor 224,326 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

(4)	Does not take into account 4,398,834 shares that may be issued upon the vesting of the performance-based awards discussed in (2) above because they have no exercise price.

(5)	These shares include 176,875 shares that may be issued upon exercise of outstanding options with exercise prices greater than $20.00 per share.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 14, 2017.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 14, 2017.

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

Indenture dated as of September 8, 2016 , relating to 10.000% Senior Secured Second Lien Notes due 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including form of 10.000% Senior Secured Second Lien Notes due 2018.(2)

4(g)

Indenture dated as of September 8, 2016, relating to the 9.50% Senior Secured Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., and the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including form of 9.50% Senior Secured Notes due 2020.(2)

4(h)

Indenture dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 7.25% Senior Secured First Lien Note due 2020.(14)

4(i)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)
4(j)

Indenture dated as of January 10, 2014, relating to the 7.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee, including the form of 7.000% Senior Note due 2019.(15)

4(k)

Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)

4(l)

Indenture dated as of October 2, 2012, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 9.125% Senior Secured Second Lien Note due 2020.(14)

4(m)

Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(n)

Ninth Supplemental Indenture, dated as of September 22, 2014, relating to the 9.125% Senior Secured Second Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent.(18)

4(o)

Units Agreement, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Units Agent, including form of Unit, component amortizing notes and component exchangeable notes.(14)

4(p)

Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note.(14)

4(q)

Exchangeable Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Exchangeable Note.(14)

4(r)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019.(10)

4(s)

Ninth Supplemental Indenture, dated as of September 26, 2014, relating to the 7.25% Senior Secured First Lien Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent.(19)

10(a)	First Lien Pledge Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(b)

Amended and Restated Second Lien Pledge Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.(2)

10(c)	First Lien Security Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(d)

Amended and Restated Second Lien Security Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.(2)

10(e)	Form of First Lien Intellectual Property Security Agreement, dated as of October 2, 2012, relating to the 7.25% Senior Secured First Lien Notes due 2020.(14)
10(f)

Amended and Restated Second Lien Intellectual Property Agreement, dated as of September 8, 2016, relating to the 9.125% Senior Secured Second Lien Notes due 2020 and the 10.000% Senior Secured Second Lien Notes due 2018.(2)

10(g)

Amended and Restated Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, in its capacities as Senior Notes Trustee and Senior Notes Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacity as Administrative Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacities as 9.125% Junior Trustee and 9.125% Junior Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacities as 10.000% Junior Trustee and 10.000% Junior Collateral Agent (each as defined therein) and Wilmington Trust, National Association, in its capacity as Junior Joint Collateral Agent (as defined therein).(2)

10(h)

Amended and Restated First Lien Pledge Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)

10(i)

Amended and Restated First Lien Security Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)

10(j)

Credit Agreement, dated as of July 29, 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(2)

10(k)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian. (30)
10(l)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(m)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(n)*	1983 Stock Option Plan (as amended and restated).(17)
10(o)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(p)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(q)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (30)
10(r)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (27)
10(s)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(t)*	Form of Hovnanian Deferred Share Policy.(8)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Incentive Stock Option Agreement.(8)
10(w)*	Form of Stock Option Agreement for Directors.(8)
10(x)*	Form of Restricted Share Unit Agreement.(8)
10(y)*	Form of Incentive Stock Option Agreement.(26)
10(z)*	Form of Restricted Share Unit Agreement.(26)
10(aa)*	Form of Performance Vesting Incentive Stock Option Agreement.(26)
10(bb)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(26)
10(cc)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(dd)*	Form of 2016 Long Term Incentive Program Award Agreement.(23)
10(ee)*	Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(28)
10(ff)*	Form of Amendment to Outstanding Stock Option Grants.(29)
10(gg)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby.(29)
10(hh)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(29)
10(ii)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(29)
10(jj)*	Form of Incentive Stock Option Agreement (2012).(30)
10(kk)*	Form of Restricted Share Unit Agreement (2012).(30)
10(ll)*	Form of Stock Option Agreement (2012) for Directors.(30)

10(mm)*	Form of Restricted Share Unit Agreement (2012) for Directors.(30)
10(nn)*	Form of 2013 Long-Term Incentive Program Award.(31)
10(oo)*	Form of 2013 Incentive Stock Option Agreement – Performance Option Grant (Class A shares).(32)
10(pp)*	Form of 2013 Non-Qualified Stock Option Agreement – Performance Option Grant (Class B shares).(32)
10(qq)*	Form of Market Share Unit Agreement (Class A shares).(9)
10(rr)*	Form of Market Share Unit Agreement (Class B shares).(9)
10(ss)*	Form of Market Share Unit Agreement (Performance Vesting) (Class A shares).(9)
10(tt)*	Form of Market Share Unit Agreement (Performance Vesting) (Class B shares).(9)
10(uu)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(9)
10(vv)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(9)
10(ww)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(9)
10(xx)*	Form of Restricted Share Unit Agreement for Directors (2014 grants and thereafter).(9)
10(yy)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(7)
10(zz)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
10(aaa)*	Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(20)
10(bbb)*	Market Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ccc)*	Market Share Unit Agreement Class B (2016 grants and thereafter).(2)
10(ddd)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter).(2)
10(eee)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter).(2)
10(fff)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter).(2)
10(ggg)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter).(2)
10(hhh)*	Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(iii)*	Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter).(2)
10(jjj)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(kkk)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(lll)*	Director Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(mmm)

First Lien Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association in its capacity as Super Priority Administrative Agent (as defined therein),Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), and Wilmington Trust, National Association, in its capacities as First Lien Trustee and First Lien Collateral Agent (each as defined therein).(2)

10(nnn)

First Lien Collateral Agency Agreement, dated as of September 8, 2016, among Wilmington Trust, National Association, in its capacity as Existing Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as 9.50% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Collateral Agent (as defined therein), K. Hovnanian Enterprises, Inc., and the Grantors (as defined therein).(2)

10(ooo)

Second Lien Collateral Agency Agreement, dated as of September 8, 2016, among Wilmington Trust, National Association, in its capacity as 9.125% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as 10.000% Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Collateral Agent (as defined therein), Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., and the Grantors (as defined therein).(2)

10(ppp)

Amended and Restated Collateral Agency Agreement, dated as of September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., Wilmington Trust, National Association in its capacity as Senior Notes Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as Senior Credit Agreement Administrative Agent (as defined therein), Wilmington Trust, National Association in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as 9.125% Junior Collateral Agent (as defined therein), Wilmington Trust, National Association in its capacity as 10.000% Junior Collateral Agent (as defined therein) and Wilmington Trust, National Association in its capacity as Junior Joint Collateral Agent (as defined therein).(2)

10(qqq)	Security Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
10(rrr)	Pledge Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
10(sss)	First Lien Intellectual Property Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings, L.L.C.
99(b)	Financial Statements of GTIS – HOV Holdings V, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2016 and October 31, 2015, (ii) the Consolidated Statements of Operations for the years ended October 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Equity for years ended October 31, 2016, 2015 and 2014 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (No. 001-08551) of the Registrant.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on February 1, 2016.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed November 5, 2014.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on January 10, 2014.

(16)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 23, 2014.

(19)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on September 29, 2014.

(20)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant (No. 001-08551).

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed March 11, 2015

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 20, 2016, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, NY

December 20, 2016

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2016	October 31, 2015
ASSETS
Homebuilding:
Cash and cash equivalents	$339,773	$245,398
Restricted cash and cash equivalents	3,914	7,299
Inventories:
Sold and unsold homes and lots under development	899,082	1,307,850
Land and land options held for future development or sale	175,301	214,503
Consolidated inventory not owned	208,701	122,225
Total inventories	1,283,084	1,644,578
Investments in and advances to unconsolidated joint ventures	100,502	61,209
Receivables, deposits and notes, net	49,726	70,349
Property, plant and equipment, net	50,332	45,534
Prepaid expenses and other assets	71,246	77,671
Total homebuilding	1,898,577	2,152,038
Financial services:
Cash and cash equivalents	6,992	8,347
Restricted cash and cash equivalents	19,034	19,223
Mortgage loans held for sale at fair value	165,083	130,320
Other assets	6,121	2,091
Total financial services	197,230	159,981
Income taxes receivable – including net deferred tax benefits (Note 11)	283,633	290,279
Total assets	$2,379,440	$2,602,298

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	October 31, 2016	October 31, 2015
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory	$83,470	$143,863
Accounts payable and other liabilities	369,228	348,516
Customers’ deposits	37,429	44,218
Nonrecourse mortgages secured by operating properties	14,312	15,511
Liabilities from inventory not owned	153,151	105,856
Total homebuilding	657,590	657,964
Financial services:
Accounts payable and other liabilities	26,857	27,908
Mortgage warehouse lines of credit	145,588	108,875
Total financial services	172,445	136,783
Notes payable:
Revolving credit agreement	52,000	47,000
Senior secured term loan	75,000	-
Senior secured notes, net of discount	1,054,333	981,346
Senior notes, net of discount	400,000	780,319
Senior amortizing notes	6,316	12,811
Senior exchangeable notes	57,841	73,771
Accrued interest	32,425	40,388
Total notes payable	1,677,915	1,935,635
Total liabilities	2,507,950	2,730,382
Stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2016 and 2015	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 143,806,775 shares at October 31, 2016 and 143,292,881 shares at October 31, 2015 (including 11,760,763 shares at October 31, 2016 and 2015 held in Treasury)	1,438	1,433
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,942,809 shares at October 31, 2016 and 15,676,829 shares at October 31, 2015 (including 691,748 shares at October 31, 2016 and 2015 held in Treasury)	159	157
Paid in capital - common stock	706,137	703,751
Accumulated deficit	(856,183)	(853,364)
Treasury stock - at cost	(115,360)	(115,360)
Total stockholders' equity deficit	(128,510)	(128,084)
Total liabilities and equity	$2,379,440	$2,602,298

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2016	October 31, 2015	October 31, 2014
Revenues:
Homebuilding:
Sale of homes	$2,600,790	$2,088,129	$2,013,013
Land sales and other revenues	78,840	3,686	7,953
Total homebuilding	2,679,630	2,091,815	2,020,966
Financial services	72,617	56,665	42,414
Total revenues	2,752,247	2,148,480	2,063,380
Expenses:
Homebuilding:
Cost of sales, excluding interest	2,230,457	1,722,038	1,615,199
Cost of sales interest	92,391	59,613	53,966
Inventory impairment loss and land option write-offs	33,353	12,044	5,224
Total cost of sales	2,356,201	1,793,695	1,674,389
Selling, general and administrative	192,938	188,403	191,537
Total homebuilding expenses	2,549,139	1,982,098	1,865,926
Financial services	37,144	31,972	28,616
Corporate general and administrative	60,141	62,506	63,375
Other interest	90,967	91,835	87,378
Other operations	4,874	6,003	4,647
Total expenses	2,742,265	2,174,414	2,049,942
Loss on extinguishment of debt	(3,200)	-	(1,155)
(Loss) income from unconsolidated joint ventures	(4,346)	4,169	7,897
Income (loss) before income taxes	2,436	(21,765)	20,180
State and federal income tax provision (benefit):
State	2,457	4,293	(12,452)
Federal	2,798	(9,958)	(274,512)
Total income taxes	5,255	(5,665)	(286,964)
Net (loss) income	$(2,819)	$(16,100)	$307,144
Per share data:
Basic:
(Loss) income per common share	$(0.02)	$(0.11)	$2.05
Weighted-average number of common shares outstanding	147,451	146,899	146,271
Assuming dilution:
(Loss) income per common share	$(0.02)	$(0.11)	$1.87
Weighted-average number of common shares outstanding	147,451	146,899	162,441

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, October 31, 2013	124,545,460	$1,363	14,655,867	$153	5,600	$135,299	$689,727	$(1,144,408)	$(115,360)	$427	$(432,799)
Stock options, amortization and issuances	42,375	1					3,700				3,701
Restricted stock amortization, issuances and forfeitures	400,751	4	151,918	2			4,576				4,582
Settlement of prepaid Class A Common Stock purchase contracts	6,085,224	60					(60)				-
Conversion of Class B to Class A common stock	1,990		(1,990)								-
Changes in noncontrolling interest in consolidated joint ventures										(427)	(427)
Net income								307,144			307,144
Balance, October 31, 2014	131,075,800	1,428	14,805,795	155	5,600	135,299	697,943	(837,264)	(115,360)	-	(117,799)
Stock options, amortization and issuances	18,125						723				723
Restricted stock amortization, issuances and forfeitures	438,093	5	179,386	2			5,085				5,092
Conversion of Class B to Class A common stock	100		(100)								-
Net loss								(16,100)			(16,100)
Balance, October 31, 2015	131,532,118	1,433	14,985,081	157	5,600	135,299	703,751	(853,364)	(115,360)	-	(128,084)
Stock options, amortization and issuances							(1,502)				(1,502)
Restricted stock amortization, issuances and forfeitures	445,522	4	334,352	3			3,888				3,895
Conversion of Class B to Class A common stock	68,372	1	(68,372)	(1)							-
Net loss								(2,819)			(2,819)
Balance, October 31, 2016	132,046,012	$1,438	15,251,061	$159	5,600	$135,299	$706,137	$(856,183)	$(115,360)	$-	$(128,510)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Cash flows from operating activities:
Net (loss) income	$(2,819)	$(16,100)	$307,144
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,565	3,388	3,417
Compensation from stock options and awards	2,921	8,816	10,279
Amortization of bond discounts and deferred financing costs	12,830	11,687	10,320
Gain on sale and retirement of property and assets	(632)	(1,119)	(483)
Loss (income) from unconsolidated joint ventures	4,346	(4,169)	(7,897)
Distributions of earnings from unconsolidated joint ventures	1,002	8,438	6,044
Loss on extinguishment of debt	3,200	-	1,155
Inventory impairment and land option write-offs	33,353	12,044	5,224
Deferred income tax provision (benefit)	6,851	(4,691)	(287,740)
(Increase) decrease in assets:
Origination of mortgage loans	(1,274,284)	(1,042,407)	(807,411)
Sale of mortgage loans	1,239,521	1,007,425	825,026
Restricted cash, receivables, prepaids, deposits and other assets	23,574	10,855	(48,908)
Inventories	328,141	(312,312)	(270,770)
(Decrease) increase in liabilities:
State and federal income tax payable	(205)	(1,045)	(104)
Customers’ deposits	(6,789)	9,249	4,850
Accounts payable, accrued interest and other accrued liabilities	13,090	(10,594)	59,269
Net cash provided by (used in) by operating activities	387,665	(320,535)	(190,585)
Cash flows from investing activities:
Proceeds from sale of property and assets	764	1,573	515
Purchase of property, equipment, and other fixed assets and acquisitions	(8,007)	(2,054)	(3,423)
Decrease (increase) in restricted cash related to mortgage company	2,034	1,555	(655)
Decrease in restricted cash related to letters of credit	872	2,993	-
Investment in and advances to unconsolidated joint ventures	(49,905)	(18,707)	(21,699)
Distributions of capital from unconsolidated joint ventures	5,264	17,112	11,107
Net cash (used in) provided by investing activities	(48,978)	2,472	(14,155)
Cash flows from financing activities:
Proceeds from mortgages and notes	211,209	180,284	152,906
Payments related to mortgages and notes	(272,220)	(140,901)	(112,136)
Proceeds from model sale leaseback financing programs	24,297	43,181	42,402
Payments related to model sale leaseback financing programs	(41,435)	(20,197)	(23,188)
Proceeds from land bank financing programs	174,211	16,985	24,696
Payments related to land bank financing programs	(108,577)	(24,330)	(42,002)
Net proceeds (payments) related to mortgage warehouse lines of credit	36,713	31,956	(14,744)
Borrowings from revolving credit facility	5,000	47,000	-
Proceeds from senior secured term loan facility	75,000	-	-
Net proceeds from senior secured notes	71,250	-	-
Proceeds from senior notes	-	250,000	150,000
Payments related to senior notes, senior exchangeable notes and senior amortizing notes	(409,646)	(65,053)	(28,553)
Deferred financing costs from land banking financing programs and note issuances	(11,469)	(9,015)	(11,947)
Net cash (used in) provided by financing activities	(245,667)	309,910	137,434
Net increase (decrease) in cash and cash equivalents	93,020	(8,153)	(67,306)
Cash and cash equivalents balance, beginning of year	253,745	261,898	329,204
Cash and cash equivalents balance, end of year	$346,765	$253,745	$261,898
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$101,796	$85,719	$85,386
Income taxes	$(1,390)	$1,779	$538

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

2. Business

Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for the years ended October 31, 2016, and 2015 and approximately 98% for the year ended October 31, 2014. We are a Delaware corporation, building and selling homes at October 31, 2016 in 167 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

During fiscal 2016, we decided to exit the Minneapolis, MN and Raleigh, NC markets and in the third quarter of fiscal 2016, we completed the sale of our portfolios in those markets. We have also decided to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2016 and 2015, $9.4 million and $15.8 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, revolving credit facility, accrued interest, senior secured term loan and the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes. The fair value of the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2016, we mothballed one new community, sold one previously mothballed community, re-activated one previously mothballed community and contributed one previously mothballed community to a new joint venture which began construction in fiscal 2016. As of October 31, 2016 and 2015, the net book value associated with our 29 and 31 total mothballed communities was $74.4 million and $103.0 million, respectively, which was net of impairment charges recorded in prior periods of $296.3 million and $334.5 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2016, we had no specific performance options. As of October 31, 2015, we had $1.2 million of specific performance options recorded on our Consolidated Balance Sheets to “Consolidated inventory not owned,” with a corresponding liability of $1.2 million recorded to “Liabilities from inventory not owned.”

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2016 and 2015, inventory of $79.2 million and $95.9 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $70.8 million and $87.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2016 and 2015, inventory of $129.5 million and $25.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $82.4 million and $16.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2014 to October 31, 2016 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $48.7 million and $1.3 million of our total inventories at October 31, 2016 and 2015, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Interest capitalized at beginning of year	$123,898	$109,158	$105,093
Plus interest incurred(1)	166,824	166,188	145,409
Less cost of sales interest expensed	92,391	59,613	53,966
Less other interest expensed(2)(3)	90,967	91,835	87,378
Less interest contributed to unconsolidated joint venture(4)	10,676	-	-
Interest capitalized at end of year(5)	$96,688	$123,898	$109,158

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2016	October 31, 2015	October 31, 2014
Other interest expensed	$90,967	$91,835	$87,378
Interest paid by our mortgage and finance subsidiaries	2,866	2,050	1,969
Decrease (increase) in accrued interest	7,963	(8,166)	(3,961)
Cash paid for interest, net of capitalized interest	$101,796	$85,719	$85,386

(4)	Represents capitalized interest which was included as part of the assets contributed to the joint venture the Company entered into in November 2015, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of this transaction.
(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2014, 2015 or 2016.

Deferred Bond Issuance Costs - Costs associated with borrowings under our revolving credit facility and senior secured term loan and the issuance of senior secured, senior, senior amortizing and senior exchangeable notes are capitalized and amortized over the term of each note’s issuance.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2016, 2015 and 2014, advertising costs expensed totaled $21.4 million, $21.0 million and $21.5 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $7.6 million at both October 31, 2016 and 2015, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2016 and 2015, we recorded $1.0 million and $0.7 million, respectively, of additional reserves and $0.8 million and $0.9 million, respectively, in recoveries. In addition, there were $0.2 million of write-offs in fiscal 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for the Company beginning on November 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2015-02 to have any impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year beginning November 1, 2017. Early adoption is permitted and the Company elected to adopt ASU 2016-09 in the second quarter of fiscal 2016. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides improvement for the accounting of income taxes related to intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is a primary beneficiary of that VIE. ASU 2016-17 is effective for the Company’s fiscal year beginning November 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2017	$9,508
2018	5,853
2019	4,971
2020	2,457
2021	974
Thereafter	4,057
Total	$27,820

Net rental expense for the three years ended October 31, 2016, 2015 and 2014, was $12.8 million, $11.6 million and $11.6 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture and equipment. These amounts also include the amortization of abandoned lease costs for leased space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2016 and 2015 were as follows:

	October 31,
(In thousands)	2016	2015

Land and land improvements	$2,398	$2,398
Buildings	67,860	67,039
Building improvements	8,231	7,145
Furniture	5,788	5,878
Equipment	35,770	35,103
Total	120,047	117,563
Less accumulated depreciation	69,715	72,029
Total	$50,332	$45,534

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled to $22.9 million and $26.5 million as of October 31, 2016 and 2015, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 8. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $2.2 million and $15.1 million at October 31, 2016, respectively, and $4.7 million and $17.2 million as of October 31, 2015, respectively, which are restricted from use by us, and (2) $3.9 million at October 31, 2016 and $2.0 million at October 31, 2015 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2016 and 2015, $147.4 million and $114.0 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Consolidated Balance Sheets. As of October 31, 2016 and 2015, we had reserves specifically for 130 and 131 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2016 and 2015 was as follows:

	Year Ended
	October 31,
(In thousands)	2016	2015

Loan origination reserves, beginning of period	$8,025	$7,352
Provisions for losses during the period	261	221
Adjustments to pre-existing provisions for losses from changes in estimates	48	452
Payments/settlements	(197)	-
Loan origination reserves, end of period	$8,137	$8,025

8. Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $83.5 million and $143.9 million at October 31, 2016 and 2015, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $201.8 million and $338.1 million, respectively. The weighted-average interest rate on these obligations was 4.9% and 5.1% at October 31, 2016 and 2015, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $14.3 million and $15.5 million at October 31, 2016 and 2015, respectively. These loans had a weighted-average interest rate of 8.8% at both October 31, 2016 and October 31, 2015. As of October 31, 2016, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2016 there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2015, there were $47.0 million of borrowings and $25.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million and $2.6 million letters of credit outstanding at October 31, 2016 and 2015, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2016 and October 31, 2015, the amount of cash collateral in these segregated accounts was $1.7 million and $2.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 29, 2016 to extend the maturity to July 28, 2017, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was .53% at October 31, 2016, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of October 31, 2016 and 2015, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $44.1 million and $30.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 18, 2016 to extend the maturity date to February 17, 2017, that is a short-term borrowing facility that provides up to $25.0 million through maturity. On October 15, 2016, a temporary increase to $40.0 million of available borrowings went into effect until November 15, 2016. After November 15, 2016, the borrowing availability reverted back to $25.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2016 and 2015, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $38.8 million and $29.7 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate (as defined in the loan documents), which was 1.10% at October 31, 2016, plus the applicable margin of 2.25% to 2.5%. As of October 31, 2016 and 2015, the aggregate principal amount of all borrowings outstanding under the Credit Suisse Master Repurchase Agreement was $32.9 million and $30.1 million, respectively.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on October 13, 2016 and has a maturity date of June 22, 2017. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of October 31, 2016 and 2015, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $29.8 million and $18.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2016, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Notes and Term Loan

Senior Notes and Term Loan balances as of October 31, 2016 and 2015, were as follows:

	Year Ended
(In thousands)	October 31, 2016	October 31, 2015
Senior Secured Term Loan	$75,000	-
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$577,000	$577,000
10.0% Senior Secured Second Lien Notes due October 15, 2018 (net of discount)	71,482	-
9.125% Senior Secured Second Lien Notes due November 15, 2020	145,000	220,000
9.5% Senior Secured Notes due November 15, 2020	75,000	-
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,149	53,139
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	132,702	131,207
Total Senior Secured Notes	$1,054,333	$981,346
Senior Notes:
6.25% Senior Notes due January 15, 2016 (net of discount)	$-	$172,744
7.5% Senior Notes due May 15, 2016	-	86,532
8.625% Senior Notes due January 15, 2017	-	121,043
7.0% Senior Notes due January 15, 2019	150,000	150,000
8.0% Senior Notes due November 1, 2019	250,000	250,000
Total Senior Notes	$400,000	$780,319
11.0% Senior Amortizing Notes due December 1, 2017	$6,316	$12,811
Senior Exchangeable Notes due December 1, 2017	$57,841	$73,771

      As of October 31, 2016, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,
2017	$4,157
2018	135,093
2019	225,000
2020	827,000
2021	220,000
Thereafter	195,000
Total	$1,606,250

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2016 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2020 (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at October 31, 2016 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of October 31, 2016, we believe we were in compliance with the covenants of Term Loan Facility the indentures governing our outstanding notes.

Under the terms of our debt agreements, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the senior exchangeable notes discussed below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements as discussed above (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

Fiscal 2016

On January 15, 2016, $172.7 million principal amount of our 6.25% Senior Notes due 2016 matured and was paid and on May 15, 2016, $86.5 million principal amount of our 7.5% Senior Notes due 2016 matured and was paid. On October 11, 2016 (the next business day following the redemption date of October 8, 2016), all $121.0 million principal amount of our 8.625% Senior Notes due 2017 were redeemed for a redemption price of approximately $126.1 million, which included accrued and unpaid interest. The redemption was funded with proceeds from the Term Loan and New Second Lien Notes discussed below.

On September 8, 2016, the Company and K. Hovnanian completed certain financing transactions with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor (1) funded a $75.0 million senior secured term loan facility (the “Term Loan Facility”), which was borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, (2) purchased $75.0 million aggregate principal amount of 10.0% Senior Secured Second Lien Notes due October 15, 2018 (the “New Second Lien Notes”) issued by K. Hovnanian and guaranteed by the Notes Guarantors, and (3) exchanged $75.0 million aggregate principal amount of Existing Second Lien Notes (defined below) held by such Investor for $75.0 million of newly issued 9.50% Senior Secured Notes due November 15, 2020 issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group, (the “Exchange Notes” and together with the Term Loan Facility and the New Second Lien Notes, the “Financings”) for aggregate cash proceeds of approximately $146.3 million, before expenses.

In accordance with the conditions of the Financings, K. Hovnanian used all of the proceeds from the Financings in excess of the aggregate amount of funds needed for the redemption of the 8.625% Senior Notes due 2017 discussed above to repurchase Units (defined below) as discussed below under “Units.”

The Term Loan Facility has a maturity of August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”) remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. At any time from and after September 8, 2018, K. Hovnanian may voluntarily repay outstanding Term Loans, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto are subject to customary breakage costs and voluntary prepayments made prior to February 1, 2019 are subject to a premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid (any prepayment of the Term Loans made on or after February 1, 2019 are without any prepayment premium).

The New Second Lien Notes have a maturity of October 15, 2018, and bear interest at a rate of 10.0% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The New Second Lien Notes are redeemable in whole or in part at our option at any time prior to July 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after July 15, 2018, K. Hovnanian may also redeem some or all of the New Second Lien Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the New Second Lien Notes prior to July 15, 2018 with the net cash proceeds from certain equity offerings at 110.00% of principal.

The Exchange Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The Exchange Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the Exchange Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the Exchange Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.50% of principal.

All of K. Hovnanian’s obligations under the Term Loan Facility and the New Second Lien Notes are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured on a first lien super priority basis relative to K. Hovnanian’s First Lien Notes (defined below), the Existing Second Lien Notes and the New Second Lien Notes, and the New Second Lien Notes and the guarantees thereof are secured on a pari passu second lien basis with K. Hovnanian’s Existing Second Lien Notes, by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions. The Exchange Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The Exchange Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions.

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

The Term Loan Facility was incurred pursuant to a Credit Agreement dated July 29, 2016 (the “Term Loan Credit Agreement”) entered into among K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”) and the Investor. The Term Loan Credit Agreement contains representations and warranties, affirmative and restrictive covenants and customary events of default (discussed above under “General”). The Indenture governing the New Second Lien Notes (the “New Second Lien Notes Indenture”) was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The Indenture governing the Exchange Notes (the “Exchange Notes Indenture”) was entered into on September 8, 2016 among K. Hovnanian, the Notes Guarantors, the members of the JV Holdings Secured Group and Wilmington Trust, National Association, as trustee and collateral agent. The covenants and events of default in the New Second Lien Notes Indenture and the Exchange Notes Indenture are described above under “—General”.

Senior Secured Notes

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% 2021 Notes and $53.2 million aggregate principal amount of 2.0% 2021 Notes. The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the Exchange Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of October 31, 2016, the collateral securing the guarantees included (1) $78.7 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $128.5 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $88.4 million as of October 31, 2016; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, and thus have not guaranteed such indebtedness.

On October 2, 2012, K. Hovnanian issued $577.0 million aggregate principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the "First Lien Notes") and $220.0 million aggregate principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the "Existing Second Lien Notes" and, together with the First Lien Notes, the "2020 Secured Notes") in a private placement (subsequently, $75.0 million aggregate principal amount of Existing Second Lien Notes were exchanged in the Financings for $75.0 million of Exchange Notes). We may redeem some or all of the First Lien Notes at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018. We may redeem some or all of the Existing Second Lien Notes at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018.

The First Lien Notes are secured by a first-priority lien and the Existing Second Lien Notes and the New Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by K. Hovnanian and the Notes Guarantors. At October 31, 2016, the aggregate book value of the real property that constituted collateral securing the 2020 Secured Notes and the New Second Lien Notes was $561.7 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the 2020 Secured Notes and the New Second Lien Notes was $262.8 million as of October 31, 2016, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

In the fourth quarter of fiscal 2014, K. Hovnanian solicited and obtained the requisite consent of holders of its 2020 Secured Notes to certain amendments to the indentures under which such notes were issued. K. Hovnanian paid an aggregate of $3.3 million to holders who consented thereunder.

Senior Notes

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

Units

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2016, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013. In September 2016, K. Hovnanian purchased a total of 20,823 Units for an aggregate purchase price of $20.6 million, the majority of which was funded with net proceeds from the Financings.

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

Our homebuilding operating segments are aggregated into reportable segments based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. Our reportable segments consist of the following six homebuilding segments and a financial services segment noted below. During fiscal 2016, we decided to exit the Minneapolis, MN and Raleigh, NC markets and in the third quarter of fiscal 2016, we completed the sale of our portfolios in those markets.

Homebuilding:

(1)	Northeast (New Jersey and Pennsylvania)
(2)	Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia)
(3)	Midwest (Illinois and Ohio)
(4)	Southeast (Florida, Georgia and South Carolina)
(5)	Southwest (Arizona and Texas)
(6)	West (California)

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

Financial information relating to the Company’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2016	2015	2014
Revenues:
Northeast	$278,028	$189,497	$275,830
Mid-Atlantic	458,579	399,500	332,719
Midwest	311,322	311,449	226,174
Southeast	260,584	207,662	204,671
Southwest	1,028,529	823,853	751,426
West	342,447	159,969	230,308
Total homebuilding	2,679,489	2,091,930	2,021,128
Financial services	72,617	56,665	42,414
Corporate and unallocated	141	(115)	(162)
Total revenues	$2,752,247	$2,148,480	$2,063,380
Income (loss) before income taxes:
Northeast	$(3,869)	$(7,742)	$(7,517)
Mid-Atlantic	17,476	21,431	23,897
Midwest	(11,416)	14,012	17,879
Southeast	(17,791)	(6,330)	9,247
Southwest	84,424	67,437	74,527
West	3,445	(17,145)	21,303
Total homebuilding	72,269	71,663	139,336
Financial services	35,473	24,693	13,798
Corporate and unallocated	(105,306)	(118,121)	(132,954)
Income (loss) before income taxes	$2,436	$(21,765)	$20,180

	October 31,
(In thousands)	2016	2015
Assets:
Northeast	$220,239	$321,983
Mid-Atlantic	294,225	342,159
Midwest	112,115	197,899
Southeast	226,686	223,206
Southwest	342,270	465,740
West	269,646	259,943
Total homebuilding	1,465,181	1,810,930
Financial services	197,230	159,981
Corporate and unallocated (1)	717,029	631,387
Total assets	$2,379,440	$2,602,298

(1)	Includes $283.6 million and $290.3 million of income taxes receivable - including deferred tax assets in fiscal 2016 and 2015, respectively.

	October 31,
(In thousands)	2016	2015
Investments in and advances to unconsolidated joint ventures:
Northeast	$28,115	$12,340
Mid-Atlantic	22,407	22,417
Midwest	5,516	(20)
Southeast	22,876	10,224
Southwest	3,625	-
West	17,547	16,122
Total homebuilding	100,086	61,083
Corporate and unallocated	416	126
Total investments in and advances to unconsolidated joint ventures	$100,502	$61,209

	Year Ended October 31,
(In thousands)	2016	2015	2014
Homebuilding interest expense:
Northeast	$19,417	$14,150	$20,940
Mid-Atlantic	23,662	16,268	9,542
Midwest	12,275	10,405	5,354
Southeast	16,770	9,552	7,827
Southwest	37,552	26,147	20,543
West	23,295	10,381	12,619
Total homebuilding	132,971	86,903	76,825
Corporate and unallocated	50,387	64,545	64,519
Financial services interest expense (1)	(763)	(1,066)	(119)
Total interest expense, net	$182,595	$150,382	$141,225

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2016	2015	2014
Depreciation:
Northeast	$62	$136	$250
Mid-Atlantic	56	28	45
Midwest	497	361	355
Southeast	82	40	31
Southwest	104	89	131
West	92	79	33
Total homebuilding	893	733	845
Financial services	41	47	68
Corporate and unallocated	2,631	2,608	2,504
Total depreciation	$3,565	$3,388	$3,417

	Year Ended October 31,
(In thousands)	2016	2015	2014
Net additions to operating properties and equipment:
Northeast	$78	$-	$44
Mid-Atlantic	208	58	23
Midwest	3,180	637	927
Southeast	233	227	59
Southwest	199	173	39
West	91	88	170
Total homebuilding	3,989	1,183	1,262
Financial services	30	-	28
Corporate and unallocated	3,988	871	2,133
Total net additions to operating properties and equipment	$8,007	$2,054	$3,423

	Year Ended October 31,
(In thousands)	2016	2015	2014
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(2,639)	$856	$(1,302)
Mid-Atlantic	(27)	4,502	6,459
Midwest	(1,304)	(105)	17
Southeast	(1,774)	1,213	2,119
Southwest	(64)	-	-
West	1,462	(2,297)	604
Total equity in (losses) earnings from unconsolidated joint ventures	$(4,346)	$4,169	$7,897

 11. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2016	2015
State income taxes:
Current	$1,945	$2,151
Deferred	(9,890)	(11,148)
Federal income taxes:
Current	-	-
Deferred	(275,688)	(281,282)
Total	$(283,633)	$(290,279)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2016	2015	2014
Current income tax (benefit) expense:
Federal (1)	$(2,796)	$(1,497)	$(1,690)
State (2)	1,200	523	$2,466
Total current income tax (benefit) expense:	(1,596)	(974)	776
Federal	5,594	(8,461)	(272,822)
State	1,257	3,770	(14,918)
Total deferred income tax expense (benefit):	6,851	(4,691)	(287,740)
Total	$5,255	$(5,665)	$(286,964)

(1)

The current federal income tax (benefit) expense is net of the use of federal net operating losses totaling $4.4 million, $3.7 million and $57.8 million for the years ended October 31, 2016, 2015 and 2014, respectively.

(2)

The current state income tax (benefit) expense is net of the use of state net operating losses totaling $16.4 million, $12.3 million and $24.5 million for the years ended October 31, 2016, 2015 and 2014, respectively.

The total income tax expense of $5.3 million for the period ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002. The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses. The total income tax benefit of $287.0 million recognized for the year ended October 31, 2014 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, plus a refund received for a loss carryback to a previously profitable year and the impact of state tax reserves for uncertain state tax positions, partially offset by state tax expenses.

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

As of October 31, 2015, and again at October 31, 2016, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as positive earnings before income taxes for two of the last three fiscal years and the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery.

Potentially offsetting this positive evidence is the fact that we had a loss before income taxes for the fiscal year ended October 31, 2015. However, we did have income before income taxes for the twelve months ended October 31, 2016 and October 31, 2014 and we are not in a three year cumulative loss position as of October 31, 2016. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $627.9 million as of October 31, 2016 is appropriate.

Our state net operating losses of $2.2 billion expire between 2017 and 2036. Our federal net operating losses of $1.5 billion expire between 2028 and 2033.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2016	2015
Deferred tax assets:
Depreciation	$1,729	$2,176
Inventory impairment loss	174,489	210,716
Uniform capitalization of overhead	6,802	11,203
Warranty and legal reserves	13,238	13,319
Deferred income	5,061	682
Acquisition intangibles	8,829	13,374
Restricted stock bonus	4,526	8,191
Rent on abandoned space	1,006	1,888
Stock options	7,073	7,474
Provision for losses	34,505	36,350
Joint venture loss	4,171	2,891
Federal net operating losses	520,117	524,125
State net operating losses	170,014	169,046
Other	22,862	17,752
Total deferred tax assets	974,422	1,019,187
Deferred tax liabilities:
Debt repurchase income	60,901	91,452
Total deferred tax liabilities	60,901	91,452
Valuation allowance	(627,943)	(635,305)
Net deferred income taxes	$285,578	$292,430

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2016, 2015 and 2014 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2016	2015	2014
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	65.4	(15.6)	(3.5)
Permanent differences, net	222.2	(0.4)	0.8
Deferred tax asset valuation allowance impact	-	-	(1,393.3)
Tax contingencies	0.3	3.2	(0.6)
Adjustments to prior years’ tax accruals(1)	(107.2)	3.8	(60.4)
Effective tax rate	215.7%	26.0%	(1,422.0)%

(1)

The adjustments to prior years’ tax accruals includes the impact of a federal specified liability loss refund of taxes paid in fiscal year 2002 of (114.8%), 0.0% and (9.8%) for the years ended October 31, 2016, 2015 and 2014, respectively.

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2016	2015
Unrecognized tax benefit—November 1,	$1.1	$1.7
Gross increases—tax positions in current period	0.2	0.2
Decrease related to tax positions taken during a prior period	-	-
Lapse of statute of limitations	(0.2)	(0.8)
Unrecognized tax benefit—October 31,	$1.1	$1.1

 Related to the unrecognized tax benefits noted above, as of October 31, 2016 and 2015, we have recognized a liability for interest and penalties of $0.3 million and $0.3 million, respectively. For the years ended October 31, 2016, 2015 and 2014, we recognized $(2) thousand, $(91) thousand and $(30) thousand respectively, of interest and penalties in income tax benefit.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.1 million and $1.1 million as of October 31, 2016 and 2015, respectively. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2015 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2012–2015.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2016, 2015 and 2014, our discount rates used for the impairments recorded ranged from 16.8% to 18.8%, 17.3% to 19.8% and 16.8% to 17.3%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2016 and 2015, we evaluated inventories of all 413 and 523 communities under development and held for future development, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2016 and 2015 for 30 and 26 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $125.4 million and $108.1 million, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2016 and 2015 were evaluated in more than one quarterly period. Of those communities tested for impairment during the years ended October 31, 2016 and 2015, 9 and 12 communities with an aggregate carrying value of $43.5 million and $54.9 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses, which are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $24.5 million, $7.3 million and $1.2 million for the years ended October 31, 2016, 2015 and 2014, respectively. The impairments recorded for the year ended October 31, 2016 were mainly for land held for sale in the Midwest and Northeast. The inventory has been written down to fair value based on recent offers received for the properties.

The following table represents impairments by segment for fiscal 2016, 2015 and 2014:

(Dollars in millions)	Year Ended October 31, 2016
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	5	$9.5	$33.8
Mid-Atlantic	-	-	-
Midwest	12	13.5	43.7
Southeast	3	1.5	10.9
Southwest	-	-	-
West	-	-	-
Total	20	$24.5	$88.4

(Dollars in millions)	Year Ended October 31, 2015
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.8	$0.9
Mid-Atlantic	1	0.9	2.5
Midwest	4	1.3	8.4
Southeast	4	2.5	10.1
Southwest	-	-	-
West	1	1.8	7.5
Total	12	$7.3	$29.4

(Dollars in millions)	Year Ended October 31, 2014
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.3	$0.6
Mid-Atlantic	-	-	-
Midwest	3	0.9	3.8
Southeast	-	-	-
Southwest	-	-	-
West	-	-	-
Total	5	$1.2	$4.4

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $8.9 million, $4.7 million and $4.0 million for the years ended October 31, 2016, 2015 and 2014, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2016, 2015 and 2014:

	Year Ended October 31,
(In millions)	2016	2015	2014
Northeast	$1.6	$0.9	$0.9
Mid-Atlantic	0.8	0.2	0.2
Midwest	1.3	0.6	1.0
Southeast	1.8	1.3	0.7
Southwest	3.2	1.4	1.2
West	0.2	0.3	-
Total	$8.9	$4.7	$4.0

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2016	2015	2014

Numerator:
Net (loss) earnings attributable to Hovnanian	$(2,819)	$(16,100)	$307,144
Less: undistributed earnings allocated to nonvested shares	-	-	(7,107)
Numerator for basic earnings per share	$(2,819)	$(16,100)	$300,037
Plus: undistributed earnings allocated to nonvested shares	-	-	7,107
Less: undistributed earnings reallocated to nonvested shares	-	-	(7,127)
Plus: interest on senior exchangeable notes	-	-	3,487
Numerator for diluted earnings per share	$(2,819)	$(16,100)	$303,504
Denominator:
Denominator for basic earnings per share	147,451	146,899	146,271
Effect of dilutive securities:
Share-based payments	-	-	1,013
Senior exchangeable notes	-	-	15,157
Denominator for diluted earnings per share – weighted-average shares outstanding	147,451	146,899	162,441
Basic (loss) earnings per share	$(0.02)	$(0.11)	$2.05
Diluted (loss) earnings per share	$(0.02)	$(0.11)	$1.87

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million for the year ended October 31, 2015, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the years ended October 31, 2016 and 2015, 14.6 million and 15.2 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 7.3 million, 3.0 million and 2.0 million for the years ended October 31, 2016, 2015 and 2014, respectively, because to do so would have been anti-dilutive for the periods presented.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2016. As of October 31, 2016, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2016, 2015 and 2014, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $6.6 million, $6.2 million and $4.7 million for the years ended October 31, 2016, 2015 and 2014, respectively.

15. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2016, 2015 and 2014: risk free interest rate of 1.38%, 2.03% and 2.60%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.61, 0.58 and 0.70, respectively; a weighted-average expected life of the option of 7.36 years, 7.22 years and 7.42 years, respectively; and an estimated forfeiture rate of 10.90%, 8.84% and 14.59%, respectively.

For the years ended October 31, 2016, 2015 and 2014, total stock-based compensation expense was $2.9 million ($2.3 million post tax), $8.8 million ($6.5 million post tax) and $10.3 million (pre and post tax), respectively. Included in this total stock-based compensation expense was income from stock options of $1.5 million for year ended October 31, 2016 and expense for stock options of $2.2 million and $3.9 million for the years ended October 31, 2015 and 2014, respectively. The fiscal 2016 expense includes income of $2.1 million from previously recognized expense of certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied. This income was slightly offset by the vesting of stock options of $0.5 million~~,~~ during the year ended October 31, 2016.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2016, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock units subject to a two-year post-vesting holding period, or a combination thereof, with restricted stock units based on the fair market value on the date of grant and stock options based on grant date Black-Scholes value. Four such directors elected to receive restricted stock units and one elected to received 50% stock options and 50% restricted stock units. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2016	Weighted-Average Exercise Price	October 31, 2015	Weighted-Average Exercise Price	October 31, 2014	Weighted-Average Exercise Price
Options outstanding at beginning of period	6,393,876	$4.78	6,720,251	$5.23	6,591,054	$5.74
Granted	1,148,481	$1.95	173,750	$2.47	376,822	$4.41
Exercised	-	$-	18,125	$2.48	42,375	$2.74
Forfeited	51,125	$2.73	203,436	$3.78	56,375	$2.66
Expired	117,281	$25.05	278,564	$15.04	148,875	$27.42
Options outstanding at end of period	7,373,951	$4.03	6,393,876	$4.78	6,720,251	$5.23
Options exercisable at end of period	5,071,181		4,566,290		4,100,413

The total intrinsic value of options exercised during fiscal 2015 and 2014 was $15 thousand and $105 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At October 31, 2016, there were no options exercisable which had an intrinsic value. Exercise prices for options outstanding at October 31, 2016 ranged from $1.54 to $23.91.

The weighted-average fair value of grants made in fiscal 2016, 2015 and 2014 was $1.00, $1.47 and $3.06 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2016, 2015 and 2014 was $2.55, $2.78 and $2.09 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2016:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Outstanding	Exercise Price	Life
$1.54	–	$5.00	5,595,326	$2.81	5.35
$5.01	–	$10.00	1,601,750	$6.36	4.30
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	176,875	$21.68	0.58
			7,373,951	$4.03	5.00

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2016:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Exercisable	Exercise Price	Life
$1.54	–	$5.00	3,915,056	$3.00	3.89
$5.01	–	$10.00	979,250	$6.42	2.82
$10.01	–	$20.00	-	$-	-
$20.01	–	$30.00	176,875	$21.68	0.58
			5,071,181	$4.31	3.57

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2016, 2015 and 2014, we granted 456,070 (including 356,382 units to certain of our non-employee directors), 1,018,558 (including 155,433 units to certain of our non-employee directors) and 168,161 (including 85,035 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 176,944, 97,854 and 67,804 units, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2016, 2015 and 2014, 33,125, 5,811 and 12,000 restricted stock units were forfeited, respectively.

For the years ended October 31, 2016, 2015 and 2014 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long term incentive plan (also discussed below) was $4.3 million, $6.5 million and $6.2 million, respectively. In addition to nonvested share awards summarized in the following table, there were 224,326, 538,892 and 534,143 vested share awards at October 31, 2016, 2015 and 2014, respectively, which were deferred at the participants' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2016, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	3,600,769	$4.16
Granted	4,031,124	$1.67
Vested	259,299	$3.19
Forfeited	133,125	$4.62
Nonvested at end of period	7,239,469	$2.80

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”) for certain officers and associates, which are performance based plans. This includes 2.8 million target 2016 LTIP shares which were granted during fiscal 2016. The awards included above for these plans are based on our best estimate of the outcome for the performance criteria. At October 31, 2015, the final measurement period was reached for the Company’s 2013 LTIP and the value of the 2013 LTIP award was remeasured, resulting in a reduction of compensation expense during the period.

Also included in the table above are 2.3 million target Market Share Units (“MSUs”) of which 780,000 and 800,000 were granted to certain officers in fiscal 2016 and fiscal 2015, respectively. In addition, 700,000 MSUs are included from the fiscal 2014 MSU Grant, which were adjusted from 800,000 in fiscal 2016, as the stock price performance conditions at the first measurement period were not met. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 175% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1st, three years after the MSU grant date (for example, January 1, 2019 for the 2016 MSU Grant) and the remaining annual installments commencing on the third anniversary of the Grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2018 compared to fiscal 2016) and (2) for the 2015 and 2014 MSU grants, specified total revenue growth goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (for example, fiscal 2017 compared to fiscal 2015 for the 2015 MSU Grant).

The fair value of the MSU grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model uses the average closing trading price of the Company’s Class A Common Stock on the New York Stock Exchange over the 60 calendar day period ending on the grant date. This model also incorporates the following ranges of assumptions:

●	The expected volatility is based on our stock’s historical volatility commensurate with the life 2 years, 2.5 years, 3 years, 4 years and 5 years.
●	The risk-free interest rate is based on the U.S. Treasury rate assumption ranging from 2-5 years.
●	The expected dividend yield is not applicable since we do not currently pay dividends.

The following assumptions were used for fiscal 2016 MSU Grants: historical volatility factors of the expected market price of our common stock of 56.50%, 52.77%, 50.34%, 52.36% and 61.08% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk-free interest rates of 0.73%, 0.81%, 0.87%, 1.02% and 1.17% for each vesting tranche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for 2015 MSU Grants: historical volatility factor of the expected market price of our common stock of 38.28%, 42.01%, 45.73%, 59.08% and 57.77% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 0.74%, 0.95%, 1.12%, 1.44% and 1.75% for each vesting tranche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for October 31, 2014 MSU Grants: historical volatility factor of the expected market price of our common stock of 47.52%, 58.07%, 63.79%, 61.12% and 64.67% for the 2 year, 2.5 year, 3 year, 4 year and 5 year, respectively; risk free interest rates of 0.45%, 0.71%, 0.93%, 1.32% and 1.70% for the 2-5 years, respectively; and dividend yield of zero.

As of October 31, 2016, we had 7.4 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2016, there were $7.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.66 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2016 and 2015, we received $4.2 million and $3.1 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2016 and 2015, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2016 and 2015 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2016 and 2015 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2016 and 2015 were as follows:

	Year Ended October 31,
(In thousands)	2016	2015

Balance, beginning of period	$135,053	$178,008
Additions – Selling, general and administrative	17,363	18,013
Additions – Cost of sales	17,397	15,308
Charges incurred during the period	(29,965)	(49,131)
Changes to pre-existing reserves	(9,199)	(17,125)
Changes to reserves where corresponding amounts are recorded as receivables from insurance carriers	(9,505)	(10,020)
Balance, end of period	$121,144	$135,053

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. As a result of reductions in our construction defect claims over the last two years and the impact of those reductions on the actuarial analysis of our total reserves, we recorded a $9.2 million reduction in our construction defect reserves during the fourth quarter of fiscal 2016. We also had minor reductions in our warranty accruals based on recent history. These reductions are reflected in the changes to pre-existing reserves in the table above.

Charges incurred during the period noted in the table above for fiscal 2015 include a $21.0 million litigation settlement. Also included is the settlement of several other less significant construction defect claims, in addition to the usual construction defect charges incurred repairing homes.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $4.0 million and $32.0 million for the fiscal years ended October 31, 2016 and 2015, respectively, for prior year deliveries. During fiscal 2016 we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments. During fiscal year 2015 we settled a class action suit with the majority of the settlement being paid by our insurance carriers and we settled the dispute with our XL insurance carrier which resulted in a payment to the Company in full settlement of certain policy years.

17. Transactions with Related Parties

During the years ended October 31, 2016, 2015 and 2014, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, provided services to the Company totaling $1.0 million, $1.2 million and $1.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Ms. Jovana Pellerito, the daughter-in-law of Mr. Pellerito, one of our executive officers, was employed by the Company and, in fiscal 2014, her total compensation was approximately $96,000. Ms. Pellerito left the employ of the Company in May 2014.

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our directors and executive officers is employed by the Company’s mortgage subsidiary and his total commissions from the Company’s mortgage affiliate totaled approximately $152,000 and $129,000 in fiscal 2016 and 2015, respectively.

Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, is employed by the Company as an Area Vice President in the Company’s Hudson/North Jersey Area and in fiscal 2016, his total compensation was approximately $166,000.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2016 and 2015, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2016, we had total cash and letters of credit deposits amounting to $62.1 million to purchase land and lots with a total purchase price of $952.6 million. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

In November 2015, the Company entered into a new joint venture to which the Company contributed a land parcel that had been mothballed by the Company, but on which construction by the joint venture has now begun. Upon formation of the joint venture, the Company received $25.7 million of cash proceeds for the contributed land. In addition, during the third quarter of fiscal 2016, we entered into a new joint venture by contributing eight communities we owned and our option to buy one community to the joint venture. As a result of the formation of the joint venture, the Company received $29.8 million of cash in return for the land and option contributions.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2016
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$48,542	$1,478	$50,020
Inventories	516,947	11,010	527,957
Other assets	25,865	-	25,865
Total assets	$591,354	$12,488	$603,842
Liabilities and equity:
Accounts payable and accrued liabilities	$72,302	$1,812	$74,114
Notes payable	214,911	2,261	217,172
Total liabilities	287,213	4,073	291,286
Equity of:
Hovnanian Enterprises, Inc.	88,379	3,220	91,599
Others	215,762	5,195	220,957
Total equity	304,141	8,415	312,556
Total liabilities and equity	$591,354	$12,488	$603,842
Debt to capitalization ratio	41%	21%	41%

	October 31, 2015
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,856	$1,755	$29,611
Inventories	314,814	11,767	326,581
Other assets	11,225	-	11,225
Total assets	$353,895	$13,522	$367,417
Liabilities and equity:
Accounts payable and accrued liabilities	$29,994	$669	$30,663
Notes payable	112,554	3,774	116,328
Total liabilities	142,548	4,443	146,991
Equity of:
Hovnanian Enterprises, Inc.	57,336	3,122	60,458
Others	154,011	5,957	159,968
Total equity	211,347	9,079	220,426
Total liabilities and equity	$353,895	$13,522	$367,417
Debt to capitalization ratio	35%	29%	35%

As of October 31, 2016, we had advances and a note receivable outstanding of $8.9 million to these unconsolidated joint ventures. As of October 31, 2015, we had advances outstanding of $0.8 million to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $100.5 million and $61.2 million at October 31, 2016 and 2015, respectively.

	For The Year Ended October 31, 2016
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$141,418	$6,299	$147,717
Cost of sales and expenses	(159,431)	(6,103)	(165,534)
Joint venture net (loss) income	$(18,013)	$196	$(17,817)
Our share of net (loss) income	$(4,424)	$98	$(4,326)

	For The Year Ended October 31, 2015
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$122,192	$6,782	$128,974
Cost of sales and expenses	(125,652)	(6,518)	(132,170)
Joint venture net (loss) income	$(3,460)	$264	$(3,196)
Our share of net (loss) income	$4,087	$132	$4,219

	For The Year Ended October 31, 2014
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$173,126	$7,888	$181,014
Cost of sales and expenses	(158,233)	(7,313)	(165,546)
Joint venture net income	$14,893	$575	$15,468
Our share of net income	$7,710	$287	$7,997

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $5.8 million, $5.2 million and $7.5 million for the years ended October 31, 2016, 2015 and 2014, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 41%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2016	Fair Value at October 31, 2015

Mortgage loans held for sale (1)	Level 2	$165,077	$129,818
Interest rate lock commitments	Level 2	(80)	(7)
Forward contracts	Level 2	86	509
Total		$165,083	$130,320

(1)  The aggregate unpaid principal balance was $149.4 million and $122.7 million at October 31, 2016 and 2015, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $523.2 million at October 31, 2016. Loans in process for which interest rates were committed to the borrowers totaled $53.6 million as of October 31, 2016. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2016, the segment had open commitments amounting to $25.0 million to sell MBS with varying settlement dates through November 21, 2016.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2016
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net (loss) income all reflected in financial services revenues	$4,711	$(73)	$(422)

	Year Ended October 31, 2015
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net (loss) income all reflected in financial services revenues	$(284)	$(22)	$829

	Year Ended October 31, 2014
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net (loss) income all reflected in financial services revenues	$(1,518)	$(354)	$835

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2016 and 2015. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2016
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$61,584	$(19,006)	$42,578
Land and land options held for future development or sale	Level 3	$26,783	$(5,466)	$21,317

Nonfinancial Assets

	Year Ended
	October 31, 2015
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$29,438	$(7,357)	$22,081
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $24.5 million, $7.3 million and $1.2 million for the years ended October 31, 2016, 2015 and 2014, respectively. See Note 12 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $251.7 million and $689.6 million as of October 31, 2016 and 2015, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $883.0 million, $6.3 million and $55.2 million, respectively, as of October 31, 2016. As of October 31, 2015, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $869.4 million, $12.8 million and $69.0 million, respectively.

22. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of October 31, 2016, had issued and outstanding $1,067.0 million of senior secured notes ($1,054.3 million, net of discount), $400.0 million senior notes, $6.3 million senior amortizing notes and $57.8 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes and the Exchange Notes), senior notes, senior exchangeable notes and senior amortizing notes. The Guarantor Subsidiaries are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes and the Exchange Notes are guaranteed by the Guarantor Subsidiaries and the members of the JV Holdings Secured Group (see Note 9).

The senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 and our senior secured notes (see Note 9) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Act. The Consolidating Financial Statements presented below are in respect of our registered notes only and not the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 or the senior secured notes (however, the Guarantor Subsidiaries for the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the New Second Lien Notes are the same as those represented by the accompanying Consolidating Financial Statements). In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered notes, we have included the accompanying Consolidating Condensed Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$291,373	$1,197,554	$409,650	$-	$1,898,577
Financial services			13,453	183,777		197,230
Income taxes receivable	115,940	(58,597)	226,258	32		283,633
Intercompany receivable		1,227,334		88,112	(1,315,446)	-
Investments in and amounts due from consolidated subsidiaries		4,914	437,628	-	(442,542)	-
Total assets	$115,940	1,465,024	$1,874,893	$681,571	$(1,757,988)	$2,379,440
Liabilities and equity:
Homebuilding	$3,506	$1,118	$568,450	$84,516	$-	$657,590
Financial services			13,338	159,107		172,445
Notes payable		1,672,514	5,084	317		1,677,915
Intercompany payable	157,993		1,157,453		(1,315,446)	-
Amounts due to consolidated subsidiaries	82,951				(82,951)	-
Stockholders’ (deficit) equity	(128,510)	(208,608)	130,568	437,631	(359,591)	(128,510)
Total liabilities and equity	$115,940	$1,465,024	$1,874,893	$681,571	$(1,757,988)	$2,379,440

CONSOLIDATING CONDENSED BALANCE SHEET OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$230,358	$1,553,811	$367,869	$-	$2,152,038
Financial services			15,680	144,301		159,981
Income taxes receivable	128,176	(89,212)	251,293	22		290,279
Intercompany receivable		1,575,712		58,280	(1,633,992)	-
Investments in and amounts due from consolidated subsidiaries		1,013	383,032		(384,045)	-
Total assets	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298
Liabilities and equity:
Homebuilding	$3,076	$87	$588,854	$65,947	$-	$657,964
Financial services			15,677	121,106		136,783
Notes payable		1,933,119	2,132	384		1,935,635
Intercompany payable	180,681		1,453,311		(1,633,992)	-
Amounts due to consolidated subsidiaries	72,503				(72,503)	-
Stockholders’ (deficit) equity	(128,084)	(215,335)	143,842	383,035	(311,542)	(128,084)
Total liabilities and equity	$128,176	$1,717,871	$2,203,816	$570,472	$(2,018,037)	$2,602,298

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$2,232,906	$446,724	$-	$2,679,630
Financial services			11,038	61,579		72,617
Intercompany charges		112,207			(112,207)	-
Total revenues	-	112,207	2,243,944	508,303	(112,207)	2,752,247
Expenses:
Homebuilding	1,688	136,796	2,147,123	419,514		2,705,121
Financial services	16		7,387	29,741		37,144
Intercompany charges			112,169	38	(112,207)	-
Total expenses	1,704	136,796	2,266,679	449,293	(112,207)	2,742,265
Loss on extinguishment of debt		(3,200)				(3,200)
Income (loss) from unconsolidated joint ventures			78	(4,424)		(4,346)
(Loss) income before income taxes	(1,704)	(27,789)	(22,657)	54,586	-	2,436
State and federal income tax (benefit) provision	(9,333)	(30,615)	45,213	(10)		5,255
Equity in (loss) income from subsidiaries	(10,448)	3,901	54,596		(48,049)	-
Net (loss) income	$(2,819)	$6,727	$(13,274)	$54,596	$(48,049)	$(2,819)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,778,700	$313,115	$-	$2,091,815
Financial services			8,685	47,980		56,665
Intercompany charges		124,361			(124,361)	-
Total revenues	-	124,361	1,787,385	361,095	(124,361)	2,148,480
Expenses:
Homebuilding	5,125	155,773	1,686,726	294,818		2,142,442
Financial services	105		6,490	25,377		31,972
Intercompany charges			124,360	1	(124,361)	-
Total expenses	5,230	155,773	1,817,576	320,196	(124,361)	2,174,414
Income from unconsolidated joint ventures			82	4,087		4,169
(Loss) income before income taxes	(5,230)	(31,412)	(30,109)	44,986	-	(21,765)
State and federal income tax (benefit) provision	(10,985)	(30,486)	35,808	(2)		(5,665)
Equity in (loss) income from subsidiaries	(21,855)	12,915	44,988		(36,048)	-
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$25	$-	$1,651,343	$369,598	$-	$2,020,966
Financial services			9,572	32,842		42,414
Intercompany charges		100,878			(100,878)	-
Total revenues	25	100,878	1,660,915	402,440	(100,878)	2,063,380
Expenses:
Homebuilding	3,286	131,730	1,549,659	336,651		2,021,326
Financial services	20		6,832	21,764		28,616
Intercompany charges			100,878		(100,878)	-
Total expenses	3,306	131,730	1,657,369	358,415	(100,878)	2,049,942
Loss on extinguishment of debt		(1,155)				(1,155)
Income from unconsolidated joint ventures			94	7,803		7,897
Income (loss) before income taxes	(3,281)	(32,007)	3,640	51,828	-	20,180
State and federal income tax (benefit) provision	(298,775)	(908)	12,719			(286,964)
Equity in income (loss) from subsidiaries	11,650	(14,177)	51,828		(49,301)	-
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,819)	$6,727	$(13,274)	$54,596	$(48,049)	$(2,819)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	15,059	(26,032)	353,149	259	48,049	390,484
Net cash provided by (used in) operating activities	12,240	(19,305)	339,875	54,855	-	387,665
Cash flows from investing activities:
Proceeds from sale of property and assets			685	79		764
Purchase of property, equipment and other fixed assets and acquisitions			(7,977)	(30)		(8,007)
Decrease in restricted cash related to mortgage company				2,034		2,034
Decrease in restricted cash related to letters of credit		872				872
Investments in and advances to unconsolidated joint ventures		(290)	(74)	(49,541)		(49,905)
Distributions of capital from unconsolidated joint ventures				5,264		5,264
Intercompany investing activities		344,479			(344,479)	-
Net cash (used in) provided by investing activities	-	345,061	(7,366)	(42,194)	(344,479)	(48,978)
Cash flows from financing activities:
Net payments from mortgages and notes			(60,535)	(476)		(61,011)
Net payments from model sale leaseback financing programs			(14,004)	(3,134)		(17,138)
Net proceeds from land bank financing programs			53,654	11,980		65,634
Borrowings from revolving credit facility		5,000				5,000
Proceeds from senior secured term loan facility		75,000				75,000
Net proceeds from senior secured notes		71,250				71,250
Payments related to senior notes, senior exchangeable notes and senior amortizing notes		(409,646)				(409,646)
Net proceeds related to mortgage warehouse lines of credit				36,713		36,713
Deferred financing costs from land bank financing program and note issuance		(5,125)	(4,812)	(1,532)		(11,469)
Intercompany financing activities – net	(12,240)		(302,407)	(29,832)	344,479	-
Net cash (used in) provided by financing activities	(12,240)	(263,521)	(328,104)	13,719	344,479	(245,667)
Net increase in cash	-	62,235	4,405	26,380	-	93,020
Cash and cash equivalents balance, beginning of period	-	199,318	(4,800)	59,227	-	253,745
Cash and cash equivalents balance, end of period	$-	$261,553	$(395)	$85,607	$-	$346,765

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	122,264	110,820	(456,704)	(116,863)	36,048	(304,435)
Net cash (used in) provided by operating activities	106,164	122,809	(477,633)	(71,875)	-	(320,535)
Cash flows from investing activities:
Proceeds from sale of property and assets			1,556	17		1,573
Purchase of property, equipment and other fixed assets and acquisitions			(2,054)			(2,054)
Decrease in restricted cash related to mortgage company				1,555		1,555
Decrease in restricted cash related to letters of credit		2,993				2,993
Investments in and advances to unconsolidated joint ventures		16	(114)	(18,609)		(18,707)
Distributions of capital from unconsolidated joint ventures		315	646	16,151		17,112
Intercompany investing activities		(313,174)			313,174	-
Net cash provided by (used in) investing activities	-	(309,850)	34	(886)	313,174	2,472
Cash flows from financing activities:
Net proceeds from mortgages and notes			27,881	11,502		39,383
Net proceeds from model sale leaseback financing programs			17,117	5,867		22,984
Net payments from land bank financing programs			(6,198)	(1,147)		(7,345)
Proceeds from senior notes		250,000				250,000
Payments related to senior notes		(60,815)				(60,815)
Borrowings from revolving credit facility		47,000				47,000
Net proceeds related to mortgage warehouse lines of credit				31,956		31,956
Deferred financing costs from land bank financing programs and note issuances		(5,096)	(2,732)	(1,187)		(9,015)
Principal payments on amortizing and debt repurchases		(4,238)				(4,238)
Intercompany financing activities	(106,164)		441,457	(22,119)	(313,174)	-
Net cash provided by (used in) financing activities	(106,164)	226,851	477,525	24,872	(313,174)	309,910
Net (decrease) increase in cash	-	39,810	(74)	(47,889)	-	(8,153)
Cash and cash equivalents balance, beginning of period	-	159,508	(4,726)	107,116	-	261,898
Cash and cash equivalents balance, end of period	$-	$199,318	$(4,800)	$59,227	$-	$253,745

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2014

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$307,144	$(45,276)	$42,749	$51,828	$(49,301)	$307,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(277,932)	14,334	(303,507)	20,075	49,301	(497,729)
Net cash (used in) provided by operating activities	29,212	(30,942)	(260,758)	71,903	-	(190,585)
Cash flows from investing activities:
Proceeds from sale of property and assets			467	48		515
Purchase of property, equipment and other fixed assets and acquisitions			(3,395)	(28)		(3,423)
(Increase) in restricted cash related to mortgage company				(655)		(655)
Investments in and advances to unconsolidated joint ventures		(95)	(831)	(20,773)		(21,699)
Distributions of capital from unconsolidated joint ventures		203	3,787	7,117		11,107
Intercompany investing activities		(167,370)			167,370	-
Net cash (used in) provided by investing activities	-	(167,262)	28	(14,291)	167,370	(14,155)
Cash flows from financing activities:
Net proceeds from mortgages and notes			39,345	1,425		40,770
Net proceeds from model sale leaseback financing programs			17,232	1,982		19,214
Net payments from land bank financing programs			(8,297)	(9,009)		(17,306)
Net proceeds from senior notes		121,447				121,447
Net payments related to mortgage warehouse lines of credit				(14,744)		(14,744)
Deferred financing costs from land bank financing programs and note issuances		(7,205)	(4,051)	(691)		(11,947)
Intercompany financing activities	(29,212)		218,254	(21,672)	(167,370)	-
Net cash provided by (used in) financing activities	(29,212)	114,242	262,483	(42,709)	(167,370)	137,434
Net (decrease) increase in cash and cash equivalents	-	(83,962)	1,753	14,903	-	(67,306)
Cash and cash equivalents balance, beginning of period		243,470	(6,479)	92,213		329,204
Cash and cash equivalents balance, end of period	$-	$159,508	$(4,726)	$107,116	$-	$261,898

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2016 and 2015 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Revenues	$805,069	$716,850	$654,723	$575,605
Expenses	760,171	711,791	661,312	575,638
Inventory impairment loss and land option write-offs	10,438	1,565	9,669	11,681
Loss on extinguishment of debt	(3,200)	-	-	-
Income (loss) from unconsolidated joint ventures	881	(2,401)	(1,346)	(1,480)
Income (loss) before income taxes	32,141	1,093	(17,604)	(13,194)
State and federal income tax provision (benefit)	9,852	1,567	(9,143)	2,979
Net income (loss)	$22,289	$(474)	$(8,461)	$(16,173)
Per share data:
Basic:
Income (loss) per common share	$0.14	$(0.00)	$(0.06)	$(0.11)
Weighted-average number of common shares outstanding	147,521	147,412	147,334	147,139
Assuming dilution:
Income (loss) per common share	$0.14	$(0.00)	$(0.06)	$(0.11)
Weighted-average number of common shares outstanding	160,590	147,412	147,334	147,139

	Three Months Ended
(In thousands, except per share data)	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Revenues	$693,204	$540,613	$468,949	$445,714
Expenses	653,080	549,089	495,585	464,616
Inventory impairment loss and land option write-offs	4,426	1,077	4,311	2,230
Income (loss) from unconsolidated joint ventures	1,699	(448)	1,466	1,452
Income (loss) before income taxes	37,397	(10,001)	(29,481)	(19,680)
State and federal income tax provision (benefit)	11,878	(2,317)	(9,922)	(5,304)
Net income (loss)	$25,519	$(7,684)	$(19,559)	$(14,376)
Per share data:
Basic:
Income (loss) per common share	$0.17	$(0.05)	$(0.13)	$(0.10)
Weighted-average number of common shares outstanding	147,057	147,010	146,946	146,929
Assuming dilution:
Income (loss) per common share	$0.16	$(0.05)	$(0.13)	$(0.10)
Weighted-average number of common shares outstanding	160,299	147,010	146,946	146,929