Form 10-Q
period 2017-01-31
HOVNANIAN ENTERPRISES INC
filed 2017-03-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 132,110,001 shares of Class A Common Stock and 15,251,061 shares of Class B Common Stock were outstanding as of March 3, 2017.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2017	October 31, 2016
	(Unaudited)	(1)
ASSETS
Homebuilding:
Cash and cash equivalents	$195,830	$339,773
Restricted cash and cash equivalents	1,786	3,914
Inventories:
Sold and unsold homes and lots under development	945,153	899,082
Land and land options held for future development or sale	176,701	175,301
Consolidated inventory not owned	171,572	208,701
Total inventories	1,293,426	1,283,084
Investments in and advances to unconsolidated joint ventures	111,351	100,502
Receivables, deposits and notes, net	45,982	49,726
Property, plant and equipment, net	49,998	50,332
Prepaid expenses and other assets	50,352	46,762
Total homebuilding	1,748,725	1,874,093

Financial services	113,249	197,230

Income taxes receivable – including net deferred tax benefits	283,322	283,633
Total assets	$2,145,296	$2,354,956

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$73,528	$82,115
Accounts payable and other liabilities	319,661	369,228
Customers’ deposits	35,953	37,429
Nonrecourse mortgages secured by operating properties	13,997	14,312
Liabilities from inventory not owned, net of debt issuance costs	124,394	150,179
Revolving credit facility	52,000	52,000
Notes payable and term loan, net of discount and debt issuance costs	1,567,673	1,605,758
Total homebuilding	2,187,206	2,311,021

Financial services	86,370	172,445

Total liabilities	2,273,576	2,483,466

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2017 and at October 31, 2016	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,870,764 shares at January 31, 2017 and 143,806,775 shares at October 31, 2016	1,439	1,438
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,942,809 shares at January 31, 2017 and 15,942,809 shares at October 31, 2016	159	159
Paid in capital – common stock	706,509	706,137
Accumulated deficit	(856,326)	(856,183)
Treasury stock – at cost - 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at January 31, 2017 and October 31, 2016	(115,360)	(115,360)
Total stockholders’ equity deficit	(128,280)	(128,510)
Total liabilities and equity	$2,145,296	$2,354,956

(1) Derived from the audited balance sheet as of October 31, 2016.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2017	2016
Revenues:
Homebuilding:
Sale of homes	$531,415	$556,775
Land sales and other revenues	7,745	604
Total homebuilding	539,160	557,379
Financial services	12,849	18,226
Total revenues	552,009	575,605

Expenses:
Homebuilding:
Cost of sales, excluding interest	445,027	464,146
Cost of sales interest	18,322	16,843
Inventory impairment loss and land option write-offs	3,184	11,681
Total cost of sales	466,533	492,670
Selling, general and administrative	44,408	47,504
Total homebuilding expenses	510,941	540,174

Financial services	6,855	8,215
Corporate general and administrative	15,656	16,321
Other interest	22,627	21,225
Other operations	1,587	1,384
Total expenses	557,666	587,319
Gain on extinguishment of debt	7,646	-
Loss from unconsolidated joint ventures	(1,666)	(1,480)
Income (loss) before income taxes	323	(13,194)
State and federal income tax (benefit) provision:
State	(18)	4,319
Federal	484	(1,340)
Total income taxes	466	2,979
Net loss	$(143)	$(16,173)

Per share data:
Basic:
Loss per common share	$0.00	$(0.11)
Weighted-average number of common shares outstanding	147,535	147,139
Assuming dilution:
Loss per common share	$0.00	$(0.11)
Weighted-average number of common shares outstanding	147,535	147,139

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2016	132,046,012	$1,438	15,251,061	$159	5,600	$135,299	$706,137	$(856,183)	$(115,360)	$(128,510)

Stock options, amortization and issuances							138			138

Restricted stock amortization, issuances and forfeitures	63,989	1					234			235

Net loss								(143)		(143)

Balance, January 31, 2017	132,110,001	$1,439	15,251,061	$159	5,600	$135,299	$706,509	$(856,326)	$(115,360)	$(128,280)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(143)	$(16,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,013	865
Compensation from stock options and awards	452	1,545
Amortization of bond discounts and deferred financing costs	4,129	2,971
Gain on sale and retirement of property and assets	(56)	(81)
Loss from unconsolidated joint ventures	1,666	1,480
Distributions of earnings from unconsolidated joint ventures	185	-
Gain on extinguishment of debt	(7,646)	-
Inventory impairment and land option write-offs	3,184	11,681
Deferred income tax provision	20	2,616
(Increase) decrease in assets:
Origination of mortgage loans	(229,537)	(275,617)
Sale of mortgage loans	312,027	240,976
Restricted cash, receivables, prepaids, deposits and other assets	4,833	(2,877)
Inventories	(13,526)	(19,089)
Increase (decrease) in liabilities:
State income tax payable	291	275
Customers’ deposits	(1,476)	(1,785)
Accounts payable, accrued interest and other accrued liabilities	(49,500)	(11,868)
Net cash provided by (used in) operating activities	25,916	(65,081)
Cash flows from investing activities:
Proceeds from sale of property and assets	60	93
Purchase of property, equipment and other fixed assets and acquisitions	(560)	(1,253)
Increase in restricted cash related to mortgage company	(2,324)	(81)
(Increase) decrease in restricted cash related to letters of credit	(1)	52
Investments in and advances to unconsolidated joint ventures	(14,639)	(11,497)
Distributions of capital from unconsolidated joint ventures	1,939	2,132
Net cash used in investing activities	(15,525)	(10,554)
Cash flows from financing activities:
Proceeds from mortgages and notes	54,396	57,592
Payments related to mortgages and notes	(63,307)	(72,985)
Proceeds from model sale leaseback financing programs	747	9,339
Payments related to model sale leaseback financing programs	(4,268)	(7,110)
Proceeds from land bank financing programs	4,788	138,314
Payments related to land bank financing programs	(27,650)	(3,240)
Payments for senior notes and senior amortizing notes	(33,086)	(175,040)
Net proceeds (payments) related to mortgage warehouse lines of credit	(86,058)	31,481
Deferred financing cost from land bank financing program and note issuances	(938)	(3,883)
Net cash (used in) financing activities	(155,376)	(25,532)
Net decrease in cash and cash equivalents	(144,985)	(101,167)
Cash and cash equivalents balance, beginning of period	346,765	253,745
Cash and cash equivalents balance, end of period	$201,780	$152,578

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended January 31,
	2017	2016
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$24,019	$33,000
Income taxes	$154	$88

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2016 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Reclassifications

In November 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of applicable unamortized debt issuance costs from “Prepaid expenses and other assets” of $24.5 million to “Nonrecourse mortgages secured by inventory” of $1.3 million, “Liabilities from inventory not owned” of $3.0 million and “Notes payable and term loan” of $20.2 million (as discussed in Note 11) on our Condensed Consolidated Balance Sheets. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. Additionally, in November 2016, we adopted ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which was issued as a follow-up to ASU 2015-03. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Therefore, there was no change to the presentation of our “Revolving credit facility” on the Condensed Consolidated Balance Sheets for any of the periods presented.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $0.5 million and $1.5 million for the three months ended January 31, 2017 and 2016, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.1 million for both the three months ended January 31, 2017 and 2016.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2017	2016
Interest capitalized at beginning of period	$96,688	$123,898
Plus interest incurred(1)	38,699	41,959
Less cost of sales interest expensed	18,322	16,843
Less other interest expensed(2)(3)	22,627	21,225
Less interest transferred to unconsolidated joint venture(4)	-	10,676
Interest capitalized at end of period(5)	$94,438	$117,113

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
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

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2017	2016
Other interest expensed	$22,627	$21,225
Interest paid by our mortgage and finance subsidiaries	629	559
Decrease in accrued interest	763	11,216
Cash paid for interest, net of capitalized interest	$24,019	$33,000

(4)

Represents capitalized interest which was included as part of the assets transferred to the joint venture the Company entered into in November 2015, as discussed in Note 17. There was no impact to the Condensed Consolidated Statement of Operations as a result of this transaction.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2017, our discount rate used for impairments recorded ranged from 18.3% to 19.8%. In the first quarter of fiscal 2016, no discount rate was used as the six communities impaired during the quarter were land held for sale for which purchase offer prices were used to determine the fair value. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2017 and 2016, we evaluated inventories of all 390 and 512 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the three months ended January 31, 2017 and 2016 for six and eleven of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $13.8 million and $46.2 million, respectively. Of those communities tested for impairment during the three months ended January 31, 2017 and 2016, one and four communities with an aggregate carrying value of $1.2 million and $17.3 million, respectively, had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses for the three months ended January 31, 2017 and 2016, which are included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.7 million for five communities, with a pre-impairment value of $12.6 million, and $9.7 million for six communities which were held for sale mainly in the Midwest, with a pre-impairment value of $28.7 million, respectively. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.5 million and $2.0 million for the three months ended January 31, 2017 and 2016, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2017 and 2016 were 1,061 and 1,256, respectively. The walk-aways were located in all segments except the Southwest and West in the first quarter of fiscal 2017, and in all segments except the West, with the majority in the Southeast, Mid-Atlantic and Northeast, in the first quarter of fiscal 2016.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2017, we did not mothball any additional communities, or re-activate any previously mothballed communities, but we sold one previously mothballed community. As of January 31, 2017 and October 31, 2016, the net book value associated with our 28 and 29 total mothballed communities was $69.3 million and $74.4 million, respectively, which was net of impairment charges recorded in prior periods of $268.0 million and $296.3 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2017 and October 31, 2016, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2017 and October 31, 2016, inventory of $75.5 million and $79.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $66.3 million and $69.7 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2017 and October 31, 2016, inventory of $96.1 million and $129.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $58.1 million and $80.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2017 and October 31, 2016, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2017, we had total cash deposits amounting to $52.5 million to purchase land and lots with a total purchase price of $914.1 million. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2017 and 2016, we received $0.9 million and $1.0 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2017 and 2016, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2017 and 2016 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2017 and 2016 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 2017 and 2016 were as follows:

	Three Months Ended January 31,
(In thousands)	2017	2016

Balance, beginning of period	$121,144	$135,053
Additions – Selling, general and administrative	2,908	4,623
Additions – Cost of sales	3,487	3,382
Charges incurred during the period	(9,526)	(9,669)
Changes to pre-existing reserves	-	-
Balance, end of period	$118,013	$133,389

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million and $3.2 million for the three months ended January 2017 and 2016, respectively, for prior year deliveries. In the first quarter of fiscal 2016 we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2017 and October 31, 2016, $6.9 million and $9.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $24.2 million and $22.9 million as of January 31, 2017 and October 31, 2016, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 10. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $0.1 million and $20.4 million at January 31, 2017, respectively, and $2.2 million and $15.1 million as of October 31, 2016, respectively, which are restricted from use by us, and (2) $2.0 million at January 31, 2017 and $3.9 million at October 31, 2016, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At January 31, 2017 and October 31, 2016, $65.2 million and $147.4 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2017 and 2016, we had reserves specifically for 93 and 131 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2017 and 2016 was as follows:

	Three Months Ended January 31,
(In thousands)	2017	2016

Loan origination reserves, beginning of period	$8,137	$8,025
Provisions for losses during the period	34	41
Adjustments to pre-existing provisions for losses from changes in estimates	(3,094)	(38)
Loan origination reserves, end of period	$5,077	$8,028

10.	Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $73.5 million and $82.1 million (net of debt issuance costs) at January 31, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $195.8 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 4.9% at January 31, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $14.0 million and $14.3 million at January 31, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.8% at both January 31, 2017 and October 31, 2016, respectively. As of January 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.0 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2017 there were $52.0 million of borrowings and $16.0 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of January 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both January 31, 2017 and October 31, 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both January 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2017 to extend the maturity to January 30, 2018, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.78% at January 31, 2017, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of January 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.7 million and $44.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 17, 2017, that is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 16, 2018. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $19.1 million and $38.8 million, respectively.

K. Hovnanian Mortgage has a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse Master Repurchase Agreement”), which was amended on February 23, 2016, that is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 21, 2017. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the Credit Suisse Base Rate (as defined in the loan documents), which was 1.37% at January 31, 2017, plus the applicable margin of 2.25% to 2.5%. There were no outstanding borrowings under the Credit Suisse Master Repurchase Agreement as of January 31, 2017. As of October 31, 2016 the aggregate principal amount of all borrowings outstanding was $32.9 million.

In February 2014, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 23, 2016 to extend the maturity date to December 22, 2017. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of January 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $14.7 million and $29.8 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Credit Suisse Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2017, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Term Loan

Senior Notes and Term Loan balances as of January 31, 2017 and October 31, 2016, were as follows:

(In thousands)	January 31, 2017(1)(2)	October 31, 2016(1)(2)
Senior Secured Term Loan, net of debt issuance costs	$72,623	$72,646
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$570,101	$569,641
10.0% Senior Secured Second Lien Notes due October 15, 2018 (net of discount)	69,372	68,951
9.125% Senior Secured Second Lien Notes due November 15, 2020	143,439	143,337
9.5% Senior Secured Notes due November 15, 2020	74,192	74,140
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,031	53,022
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	132,425	131,998
Total Senior Secured Notes, net of debt issuance costs	$1,042,560	$1,041,089
Senior Notes:
7.0% Senior Notes due January 15, 2019	$131,603	$148,800
8.0% Senior Notes due November 1, 2019	233,667	247,348
Total Senior Notes, net of debt issuance costs	$365,270	$396,148
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$3,911	$6,152
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$51,647	$57,298

(1) “Notes payable and term loan” on our Condensed Consolidated Balance Sheets as of January 31, 2017 and October 31, 2016 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes and senior secured term loan shown above, as well as accrued interest of $31.7 million and $32.4 million, respectively.

(2) As discussed in Note 1, we adopted ASU 2015-03 in January 2017. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. As a result, $20.2 million of debt issuance costs at October 31, 2016, were reclassified from prepaids and other assets to a reduction in our senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes. Debt issuance costs at January 31, 2017 were $18.6 million.

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2020 (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at January 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of January 31, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

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

Fiscal 2017

During the three months ended January 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 Units (defined below under "Units") representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Gain on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations.

Secured Obligations

Our $75.0 million senior secured term loan facility (the “Term Loan Facility”) has a maturity of August 1, 2019 (provided that if any of K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”) remain outstanding on October 15, 2018, the maturity date of the Term Loan Facility will be October 15, 2018, or if any refinancing indebtedness with respect to the 7.0% Notes has a maturity date prior to January 15, 2021, the maturity date of the Term Loan Facility will be October 15, 2018) and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. At any time from and after September 8, 2018, K. Hovnanian may voluntarily repay outstanding Term Loans, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto are subject to customary breakage costs and voluntary prepayments made prior to February 1, 2019 are subject to a premium equal to 1.0% of the aggregate principal amount of the Term Loans so prepaid (any prepayment of the Term Loans made on or after February 1, 2019 are without any prepayment premium).

Our 10.0% Senior Secured Second Lien Notes (the “10.0% Second Lien Notes”) have a maturity of October 15, 2018, and bear interest at a rate of 10.0% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 10.0% Second Lien Notes are redeemable in whole or in part at our option at any time prior to July 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after July 15, 2018, K. Hovnanian may also redeem some or all of the 10.0% Second Lien Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the 10.0% Second Lien Notes prior to July 15, 2018 with the net cash proceeds from certain equity offerings at 110.00% of principal.

Our 9.5% Senior Secured Notes (the “9.5% Secured Notes”) have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 9.5% Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the 9.5% Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the 9.5% Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.50% of principal.

All of K. Hovnanian’s obligations under the Term Loan Facility and the 10.0% Second Lien Notes are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured on a first lien super priority basis relative to K. Hovnanian’s First Lien Notes (defined below), the 9.125% Second Lien Notes (defined below) and the 10.0% Second Lien Notes, and the 10.0% Second Lien Notes and the guarantees thereof are secured on a pari passu second lien basis with K. Hovnanian’s 9.125% Second Lien Notes, by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions. The 9.5% Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The 9.5% Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions.

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

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.5% Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of January 31, 2017, the collateral securing the guarantees included (1) $57.4 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $140.0 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $97.1 million as of January 31, 2017; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and the Term Loan Facility, and thus have not guaranteed such indebtedness.

K. Hovnanian also has outstanding 7.25% Senior Secured First Lien Notes due 2020 (the "First Lien Notes") and 9.125% Senior Secured Second Lien Notes due 2020 (the "9.125% Second Lien Notes" and, together with the First Lien Notes, the "2020 Secured Notes"). We may redeem some or all of the First Lien Notes at 103.625% of principal commencing October 15, 2016, at 101.813% of principal commencing October 15, 2017 and 100% of principal commencing October 15, 2018. We may redeem some or all of the 9.125% Second Lien Notes at 104.563% of principal commencing November 15, 2016, at 102.281% of principal commencing November 15, 2017 and 100% of principal commencing November 15, 2018. The First Lien Notes are secured by a first-priority lien and the 9.125% Second Lien Notes and the 10.0% Second Lien Notes are secured by a second-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by K. Hovnanian and the Notes Guarantors.

At January 31, 2017, the aggregate book value of the real property that constituted collateral securing the Term Loan Facility, the 2020 Secured Notes and the 10.0% Second Lien Notes was $587.8 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the Term Loan Facility, the 2020 Secured Notes and the 10.0% Second Lien Notes was $140.1 million as of January 31, 2017, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

Senior Notes

K. Hovnanian’s 7.0% Senior Notes due 2019 are redeemable in whole or in part at our option at any time prior to July 15, 2016 at 100% of their principal amount plus an applicable “Make-Whole Amount.” We may also redeem some or all of the notes at 103.5% of principal commencing July 15, 2016, at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018.

K. Hovnanian’s 8.0% Senior Notes due 2019 are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes at a redemption price equal to 100% of their principal amount.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of January 31, 2017, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013. In September 2016, K. Hovnanian purchased a total of 20,823 Units for an aggregate purchase price of $20.6 million, and in November 2016, K. Hovnanian purchased a total of 6,925 Units for an aggregate purchase price of $6.9 million.

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

12.	Per Share Calculation

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

There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended January 31, 2017 and 2016. Also, for the three months ended January 31, 2017 and 2016, 10.0 million and 15.2 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 4.8 million and 6.4 million for the three months ended January 31, 2017 and 2016, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2017 and 2016, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

14.	Common Stock

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2017. As of January 31, 2017, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax expense of $0.5 million recognized for the three months ended January 31, 2017 was primarily related to the impact of permanent differences between book income and taxable income and the conversion of deductible charitable contributions to net operating losses, which increased the Company’s valuation allowances. The total income tax expense of $3.0 million recognized for the three months ended January 31, 2016 was primarily due to the impact of permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance as well as state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2014, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence available at that time, both positive and negative. The positive evidence included factors such as the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Economic data affirmed the housing market recovery with housing starts, homebuilding volume and prices all increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery. As a result of this conclusion, our valuation allowance for our DTA was reduced in the fourth quarter of fiscal 2014.

As expected at the time of that conclusion, our earnings have continued to improve such that we have not been and are currently not in a three-year cumulative loss position as of January 31, 2017. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence that we had when the full valuation allowance was recorded and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $628.1 million as of January 31, 2017 is appropriate.

16.	Operating and Reporting Segments

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2017	2016

Revenues:
Northeast	$58,575	$72,504
Mid-Atlantic	100,226	93,820
Midwest	43,702	91,920
Southeast	56,584	39,252
Southwest	183,409	204,325
West	96,531	55,578
Total homebuilding	539,027	557,399
Financial services	12,849	18,226
Corporate and unallocated	133	(20)
Total revenues	$552,009	$575,605

Income (loss) before income taxes:
Northeast	$906	$2,734
Mid-Atlantic	3,882	2,622
Midwest	712	(5,559)
Southeast	(294)	(1,834)
Southwest	11,923	16,369
West	(754)	(5,968)
Homebuilding income before income taxes	16,375	8,364
Financial services	5,994	10,011
Corporate and unallocated	(22,046)	(31,569)
Income (loss) before income taxes	$323	$(13,194)

(In thousands)	January 31, 2017	October 31, 2016

Assets:
Northeast	$211,610	$219,363
Mid-Atlantic	292,866	292,899
Midwest	107,213	111,596
Southeast	235,600	226,124
Southwest	371,940	341,472
West	254,379	269,400
Total homebuilding	1,473,608	1,460,854
Financial services	113,249	197,230
Corporate and unallocated (1)	558,439	696,872
Total assets	$2,145,296	$2,354,956

(1)  Includes $283.3 million and $283.6 million of income taxes receivable, including deferred tax assets, as of January 31, 2017 and October 31, 2016, respectively.

17.	Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

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

In November 2015, the Company entered into a new joint venture to which the Company contributed a land parcel that had been mothballed by the Company, but on which construction by the joint venture has now begun. Upon formation of the joint venture, the Company received $25.7 million of cash proceeds for the transferred land. In addition, during the third quarter of fiscal 2016, we entered into a new joint venture by transferring eight communities we owned and our option to buy one community to the joint venture. As a result of the formation of the joint venture, the Company received $29.8 million of cash in return for the land and option transfers. During the first quarter of fiscal 2017, we expanded this joint venture by transferring one community we owned and our option to buy three communities to the joint venture, resulting in our receiving $11.2 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	January 31, 2017
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$39,100	$446	$39,546
Inventories	594,106	11,199	605,305
Other assets	29,202	-	29,202
Total assets	$662,408	$11,645	$674,053

Liabilities and equity:
Accounts payable and accrued liabilities	$84,920	$943	$85,863
Notes payable	265,561	2,159	267,720
Total liabilities	350,481	3,102	353,583
Equity of:
Hovnanian Enterprises, Inc.	97,074	3,330	100,404
Others	214,853	5,213	220,066
Total equity	311,927	8,543	320,470
Total liabilities and equity	$662,408	$11,645	$674,053
Debt to capitalization ratio	46%	20%	46%

(Dollars in thousands)	October 31, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$48,542	$1,478	$50,020
Inventories	516,947	11,010	527,957
Other assets	25,865	-	25,865
Total assets	$591,354	$12,488	$603,842

Liabilities and equity:
Accounts payable and accrued liabilities	$72,302	$1,812	$74,114
Notes payable	214,911	2,261	217,172
Total liabilities	287,213	4,073	291,286
Equity of:
Hovnanian Enterprises, Inc.	88,379	3,220	91,599
Others	215,762	5,195	220,957
Total equity	304,141	8,415	312,556
Total liabilities and equity	$591,354	$12,488	$603,842
Debt to capitalization ratio	41%	21%	41%

As of January 31, 2017 and October 31, 2016, we had advances and a note receivable outstanding of $10.9 million and $8.9 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $111.4 million and $100.5 million at January 31, 2017 and October 31, 2016, respectively.

	For the Three Months Ended January 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$64,937	$1,202	$66,139
Cost of sales and expenses	(67,226)	(982)	(68,208)
Joint venture net (loss) income	$(2,289)	$220	$(2,069)
Our share of net (loss) income	$(1,681)	$110	$(1,571)

	For the Three Months Ended January 31, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$20,266	$1,096	$21,362
Cost of sales and expenses	(24,179)	(1,223)	(25,402)
Joint venture net loss	$(3,913)	$(127)	$(4,040)
Our share of net loss	$(1,496)	$(64)	$(1,560)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $2.2 million and $0.8 million for the three months ended January 31, 2017 and 2016, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 46%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company as of our fiscal year ended October 31, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-15 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides improvement for the accounting of income taxes related to intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is a primary beneficiary of that VIE. ASU 2016-17 is effective for the Company’s fiscal year beginning November 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Condensed Consolidated Financial Statements.

19.	Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2017	Fair Value at October 31, 2016

Mortgage loans held for sale (1)	Level 2	$82,486	$165,077
Interest rate lock commitments	Level 2	(10)	(80)
Forward contracts	Level 2	117	86
Total		$82,593	$165,083

(1)  The aggregate unpaid principal balance was $72.0 million and $149.4 million at January 31, 2017 and October 31, 2016, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $526.7 million at January 31, 2017. Loans in process for which interest rates were committed to the borrowers totaled $63.6 million as of January 31, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2017, the segment had open commitments amounting to $29.0 million to sell MBS with varying settlement dates through March 21, 2017.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(3,024)	$70	$31

	Three Months Ended January 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$5,007	$407	$(1,143)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2017 and 2016. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended January 31, 2017
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$6,302	$(2,587)	$3,715
Land and land options held for future development or sale	Level 3	$6,326	$(81)	$6,245

Nonfinancial Assets

		Three Months Ended January 31, 2016
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$28,528	$(9,669)	$18,859
Land and land options held for future development or sale	Level 3	$157	$(48)	$109

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.7 million and $9.7 million for the three months ended January 31, 2017 and 2016, respectively. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $316.3 million and $251.7 million as of January 31, 2017 and October 31, 2016, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $953.3 million, $4.0 million and $52.3 million, respectively, as of January 31, 2017. As of October 31, 2016, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $883.0 million, $6.3 million and $55.2 million, respectively.

20.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of January 31, 2017, had issued and outstanding $1,067.0 million of senior secured notes ($1,042.6 million, net of discount and debt issuance costs), $368.5 million senior notes ($365.3 million net of debt issuance costs) and $4.0 million senior amortizing notes ($3.9 million net of debt issuance costs) and $51.9 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units) ($51.6 million net of debt issuance costs). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Notes Guarantors”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes and the 9.5% Notes), senior notes, senior exchangeable notes and senior amortizing notes. The Notes Guarantors are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes and the 9.5% Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group (see Note 11).

The senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended. The 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 and our senior secured notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Act. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 or the senior secured notes (however, the Notes Guarantors for the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the 10.0% Second Lien Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Notes Guarantors of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Notes Guarantors are not presented.

The following Condensed Consolidating Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Notes Guarantors, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$147,033	$1,216,610	$385,082	$-	$1,748,725
Financial services			19,392	93,857		113,249
Income taxes receivable	130,251	(51,663)	204,702	32		283,322
Intercompany receivable		1,312,141		7,353	(1,319,494)	-
Investments in and amounts due from consolidated subsidiaries			357,276		(357,276)	-
Total assets	$130,251	$1,407,511	$1,797,980	$486,324	$(1,676,770)	$2,145,296

LIABILITIES AND EQUITY:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$2,179	$545	$502,953	$61,856	$-	$567,533
Financial services			19,197	67,173		86,370
Notes payable and term loan and Revolving credit facility		1,616,009	3,648	16		1,619,673
Intercompany payable	157,245		1,162,249		(1,319,494)	-
Amounts due to consolidated subsidiaries	99,107	9,089			(108,196)	-
Stockholders’ (deficit) equity	(128,280)	(218,132)	109,933	357,279	(249,080)	(128,280)
Total liabilities and equity	$130,251	$1,407,511	$1,797,980	$486,324	$(1,676,770)	$2,145,296

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$271,216	$1,194,267	$408,610	$ -	$1,874,093
Financial services			13,453	183,777		197,230
Income taxes receivable	115,940	(58,597)	226,258	32		283,633
Intercompany receivable		1,227,334		88,112	(1,315,446)	-
Investments in and amounts due from consolidated subsidiaries		4,914	437,628		(442,542)	-
Total assets	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956

LIABILITIES AND EQUITY:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$3,506	$1,118	$565,163	$83,476	$-	$653,263
Financial services			13,338	159,107		172,445
Notes payable and term loan and Revolving credit facility		1,652,357	5,084	317		1,657,758
Intercompany payable	157,993		1,157,453		(1,315,446)	-
Amounts due to consolidated subsidiaries	82,951				(82,951)	-
Stockholders’ (deficit) equity	(128,510)	(208,608)	130,568	437,631	(359,591)	(128,510)
Total liabilities and equity	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$455,372	$83,788	$-	$539,160
Financial services			2,498	10,351		12,849
Intercompany charges		22,940			(22,940)	-
Total revenues	-	22,940	457,870	94,139	(22,940)	552,009

Expenses:
Homebuilding	528	33,042	444,593	72,648		550,811
Financial services			1,713	5,142		6,855
Intercompany charges			22,940		(22,940)	-
Total expenses	528	33,042	469,246	77,790	(22,940)	557,666
Gain on extinguishment of debt		7,646				7,646
Income (loss) from unconsolidated joint ventures			16	(1,682)		(1,666)
(Loss) income before income taxes	(528)	(2,456)	(11,360)	14,667	-	323
State and federal income tax (benefit) provision	(16,541)	(6,935)	23,942			466
Equity in (loss) income of consolidated subsidiaries	(16,156)	(14,003)	14,667		15,492	-
Net (loss) income	$(143)	$(9,524)	$(20,635)	$14,667	$15,492	$(143)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$474,910	$82,469	$-	$557,379
Financial services			2,245	15,981		18,226
Intercompany charges		34,540			(34,540)	-
Total revenues	-	34,540	477,155	98,450	(34,540)	575,605

Expenses:
Homebuilding	1,940	35,811	466,620	74,733		579,104
Financial services			1,624	6,591		8,215
Intercompany charges			34,463	77	(34,540)	-
Total expenses	1,940	35,811	502,707	81,401	(34,540)	587,319
Income (loss) from unconsolidated joint ventures			16	(1,496)		(1,480)
(Loss) income before income taxes	(1,940)	(1,271)	(25,536)	15,553	-	(13,194)
State and federal income tax (benefit) provision	(14,550)	(6,918)	24,447			2,979
Equity in (loss) income of consolidated subsidiaries	(28,783)	(13,510)	15,553		26,740	-
Net (loss) income	$(16,173)	$(7,863)	$(34,430)	$15,553	$26,740	$(16,173)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(143)	$(9,524)	$(20,635)	$14,667	$15,492	$(143)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(15,265)	(10,126)	66,555	387	(15,492)	26,059
Net cash (used in) provided by operating activities	(15,408)	(19,650)	45,920	15,054	-	25,916
Cash flows from investing activities:
Proceeds from sale of property and assets			60			60
Purchase of property, equipment & other fixed assets and acquisitions			(560)			(560)
Increase in restricted cash related to mortgage company				(2,324)		(2,324)
Decrease in restricted cash related to letters of credit		(1)				(1)
Investments in and advances to unconsolidated joint ventures		(93)	(94)	(14,452)		(14,639)
Distributions of capital from unconsolidated joint ventures			231	1,708		1,939
Intercompany investing activities		(70,802)			70,802	-
Net cash (used in) provided by investing activities	-	(70,896)	(363)	(15,068)	70,802	(15,525)
Cash flows from financing activities:
Net payments from mortgages and notes			2,154	(11,065)		(8,911)
Net proceeds from model sale leaseback financing programs			(2,205)	(1,316)		(3,521)
Net proceeds from land bank financing programs			(18,371)	(4,491)		(22,862)
Payments related to senior notes and senior amortizing notes		(33,086)				(33,086)
Net proceeds related to mortgage warehouse lines of credit				(86,058)		(86,058)
Deferred financing cost from land bank financing program and note issuances		(528)	(397)	(13)		(938)
Intercompany financing activities	15,408		(25,365)	80,759	(70,802)	-
Net cash provided by (used in) financing activities	15,408	(33,614)	(44,184)	(22,184)	(70,802)	(155,376)
Net decrease in cash and cash equivalents	-	(124,160)	1,373	(22,198)	-	(144,985)
Cash and cash equivalents balance, beginning of period		261,553	(395)	85,607		346,765
Cash and cash equivalents balance, end of period	$-	$137,393	$978	$63,409	$-	$201,780

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,173)	$(7,863)	$(34,430)	$15,553	$26,740	$(16,173)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(11,768)	(16,045)	80,623	(74,978)	(26,740)	(48,908)
Net cash used in operating activities	(27,941)	(23,908)	46,193	(59,425)	-	(65,081)
Cash flows from investing activities:
Proceeds from sale of property and assets			72	21		93
Purchase of property, equipment & other fixed assets and acquisitions			(1,223)	(30)		(1,253)
Increase in restricted cash related to mortgage company				(81)		(81)
Decrease in restricted cash related to mortgage company		52				52
Investments in and advances to unconsolidated joint ventures		(130)	(865)	(10,502)		(11,497)
Distribution of capital from unconsolidated joint ventures			80	2,052		2,132
Intercompany investing activities		117,284			(117,284)	-
Net cash used in investing activities	-	117,206	(1,936)	(8,540)	(117,284)	(10,554)
Cash flows from financing activities:
Net proceeds from mortgages and notes			(10,035)	(5,358)		(15,393)
Net proceeds from model sale leaseback financing programs			2,118	111		2,229
Net proceeds from land bank financing programs			106,813	28,261		135,074
Payments related to senior notes and senior amortizing notes		(175,040)				(175,040)
Net proceeds related to mortgage warehouse lines of credit				31,481		31,481
Deferred financing cost from land bank financing program and note issuances			(2,496)	(1,387)		(3,883)
Intercompany financing activities	27,941		(143,237)	(1,988)	117,284	-
Net cash provided by financing activities	27,941	(175,040)	(46,837)	51,120	117,284	(25,532)
Net decrease in cash	-	(81,742)	(2,580)	(16,845)	-	(101,167)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$117,576	$(7,380)	$42,382	$-	$152,578

21.	Transactions with Related Parties

During the three months ended January 31, 2017 and 2016, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.3 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and we decided to temporarily reduce the amount of cash we were spending on future land acquisitions and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land banking and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily reduce our ability to invest as aggressively in new land parcels as previously planned. This resulted in a reduction in our community count in fiscal 2016 and the first quarter of fiscal 2017, along with a decrease in net contracts during these periods, as compared to the same periods of the prior year. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our upcoming debt maturities and we ended fiscal 2016 with homebuilding cash of $339.8 million at October 31, 2016. This cash position allowed us to spend $190.4 million on land purchases and land development in the first quarter of fiscal 2017, which was more than we have spent in each of the past five quarters. We expect to continue to actively seek additional land investment opportunities in fiscal 2017, a year in which we do not have to allocate cash for significant debt maturities. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The above factors led to a reduction in our land position and a 27.6% decline in our community count over last year’s first quarter and as a result, during the first quarter of fiscal 2017, we experienced mixed operating results compared to the same period of the prior year. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.6% for the three months ended January 31, 2016 to 17.2% for the three months ended January 31, 2017 and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 11.1% for the three months ended January 31, 2016, to 10.9% for the three months ended January 31, 2017. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered in the first quarter of fiscal 2017 compared to the same period of the prior year. For the three months ended January 31, 2017, sale of homes revenues decreased 4.6% as compared to the same period of the prior year. This decrease in revenues was primarily due to a decrease in the volume of deliveries, partially offset by an increase in average price per home, which was a result of geographic and community mix of our deliveries. Active selling communities decreased from 217 at January 31, 2016 to 157 at January 31, 2017, and net contracts decreased 23.4% for the three months ended January 31, 2017, compared to the same period of the prior year. Net contracts per average active selling community increased to 7.5 for the three months ended January 31, 2017 compared to 7.0 in the same period in the prior year.

When comparing sequentially from the fourth quarter of fiscal 2016 to the first quarter of fiscal 2017, our gross margin percentage, before cost of sales interest expense and land charges, decreased from 17.6% to 17.2% and selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues increased from 6.7% to 10.9%, as compared to the fourth quarter of fiscal 2016. However, the fourth quarter of fiscal 2016 included the benefit of $9.2 million due to a substantial reduction in our construction defect reserves based on our annual actuarial study. Excluding this benefit, selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues the fourth quarter of fiscal 2016 would have been 7.8%. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues decreased from the fourth quarter of fiscal 2016 to the first quarter of fiscal 2017, consistent with our normal seasonality trends, coupled with the decreased land position, gross margin decreased and selling, general and administrative costs as a percentage of total revenues increased. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 2,272 homes in backlog with a dollar value of $1.0 billion at January 31, 2017 (a decrease of 20.8% in dollar value compared to the first quarter ended January 31, 2016). Despite this decrease in backlog, we believe the improvement in our selling, general and administrative costs in both dollars and percentage and the reduction in interest incurred (which will result in lower interest expense in the future) as a result of reducing our notes payable balance by $249.8 million during fiscal 2016 and $38.7 million in the first quarter of fiscal 2017, are positive factors for fiscal 2017 compared with fiscal 2016. However, several challenges, such as increased labor and material costs, economic uncertainty and the potential for more rapid inflation, lower oil prices (which could affect our Texas markets), the restrictive mortgage lending environment and rising mortgage interest rates, could impact the housing market and, consequently, our performance. Additionally, we could be negatively impacted by our inability to access capital as described below under “ – Capital Resources and Liquidity.”

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2016, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; post-development completion, warranty and insurance reserves; and deferred income taxes. Since October 31, 2016, there have been no significant changes to those critical accounting policies.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. In fiscal 2016, as a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we decided to exit the Minneapolis, MN and Raleigh, NC markets, and completed the sale of our land portfolios in those markets. In addition, we entered into a new joint venture by transferring eight communities to the joint venture and receiving cash in return. In the first quarter of fiscal 2017, we transferred an additional four communities to the joint venture, which resulted in $11.2 million of net cash proceeds to us during the period. We also decided in fiscal 2016 to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position. Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at January 31, 2017 decreased $143.9 million from October 31, 2016. In addition to using $30.8 million to pay down debt during the period, we spent $190.4 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $25.9 million of cash from operations. During the first quarter of fiscal 2017, cash used in investing activities was $15.5 million, primarily related to an investment in an existing joint venture. Cash used in financing activities was $155.4 million during the first quarter of fiscal 2017, which included payments for repurchases of debt, $27.7 million for land banking programs and an $86.1 million reduction in mortgage loans held for sale. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2017 and 2016 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2017 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, and again in the first quarter of fiscal 2017, allowing us to generate positive cash flow from operations during this period. From the latter part of fiscal 2009 cumulative through January 31, 2016, as a result of new land purchases and land development, we used cash in operations as we added new communities. Thereafter in fiscal 2016, we shifted our focus from growing our community count and revenues to increasing operating efficiency and profitability while generating positive cash flow from operations in fiscal 2016 to pay debt as it matured. While we have and continue to plan to actively seek land investment opportunities in fiscal 2017, because we may not be able to refinance our future debt maturities, we will also remain focused on liquidity.

Debt Transactions

As of January 31, 2017, we had a $75.0 million outstanding senior secured term loan facility (“the Term Loan Facility”) ($72.6 million net of debt issuance costs), and $1,067.0 million of outstanding senior secured notes ($1,042.6 million, net of discount and debt issuance costs), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $145.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes”), $75.0 million 10.0% Senior Secured Second Lien Notes due 2018 (the “10.0% Second Lien Notes”), $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below) and $75.0 million 9.5% Senior Secured Notes due 2020 (the “9.5% Secured Notes”). As of January 31, 2017, we also had $368.5 million of outstanding senior notes ($365.3 million net of debt issuance costs), comprised of $132.5 million 7.0% Senior Notes due 2019 and $236.0 million 8.0% Senior Notes due 2019. In addition, as of January 31, 2017, we had outstanding $4.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($3.9 million net of debt issuance costs) and $51.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($51.6 million net of debt issuance costs).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at January 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Secured Notes (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at January 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of January 31, 2017, we believe we were in compliance with the covenants of Term Loan Facility and the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the 6.0% Exchangeable Note Units (“Units”)), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

During the three months ended January 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 6.9% Exchangeable Note Units ("Units") representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Gain on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility and K. Hovnanian’s senior secured notes, senior notes and 6.0% Exchangeable Note Units.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $73.5 million and $82.1 million (net of debt issuance costs) at January 31, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $195.8 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 4.9% at January 31, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also have nonrecourse mortgage loans on our corporate headquarters totaling $14.0 million and $14.3 million at January 31, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.8% at both January 31, 2017 and October 31, 2016, respectively. As of January 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.0 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2017 there were $52.0 million of borrowings and $16.0 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of January 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both January 31, 2017 and October 31, 2016. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both January 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2017 and October 31, 2016, we had an aggregate of $59.5 million and $145.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements and facilities.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $47.4 million during the three months ended January 31, 2017 from October 31, 2016. Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $12.2 million, in the Midwest by $1.4 million, in the Southeast by $14.5 million and in the Southwest by $30.7 million. This increase was slightly offset by a decrease in the Northeast of $7.6 million and in the West of $3.8 million. The increases were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the three months ended January 31, 2017, we had impairments in the amount of $2.7 million, primarily in the West. We wrote-off costs in the amount of $0.5 million during the three months ended January 31, 2017 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2017 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $37.1 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2016 to January 31, 2017 was primarily due to a decrease in land banking transactions along with a slight decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2017, inventory of $96.1 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $58.1 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2017, inventory of $75.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $66.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheet. As of January 31, 2017, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2017, we had mothballed land in 28 communities. The book value associated with these communities at January 31, 2017 was $69.3 million, which was net of impairment charges recorded in prior periods of $268.0 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2017, we did not mothball any additional communities, or re-activate any previously mothballed communities, but we sold one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $43.0 million and $48.7 million, respectively, of our total inventories at January 31, 2017 and October 31, 2016, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The slight decrease in total home sites available at January 31, 2017 compared to October 31, 2016 is attributable to delivering homes and terminating certain option agreements partially offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2017:

Northeast	5	566	3,616	4,182
Mid-Atlantic	28	2,034	2,364	4,398
Midwest	19	1,836	2,401	4,237
Southeast	20	1,568	1,664	3,232
Southwest	70	3,887	1,446	5,333
West	15	1,427	3,565	4,992

Consolidated total	157	11,318	15,056	26,374

Unconsolidated joint ventures	20	3,610	1,334	4,944

Total including unconsolidated joint ventures	177	14,928	16,390	31,318

Owned		6,332	7,287	13,619
Optioned		4,846	7,769	12,615

Controlled lots		11,178	15,056	26,234

Construction to permanent financing lots		140	-	140

Consolidated total		11,318	15,056	26,374

Lots controlled by unconsolidated joint ventures		3,610	1,334	4,944

Total including unconsolidated joint ventures		14,928	16,390	31,318

(1)  Active communities are open for sale communities with ten or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2016:

Northeast	7	642	4,220	4,862
Mid-Atlantic	30	1,987	2,202	4,189
Midwest	18	1,557	2,536	4,093
Southeast	22	1,546	1,938	3,484
Southwest	72	3,766	886	4,652
West	18	1,609	3,908	5,517

Consolidated total	167	11,107	15,690	26,797

Unconsolidated joint ventures	21	3,419	1,212	4,631

Total including unconsolidated joint ventures	188	14,526	16,902	31,428

Owned		5,764	7,778	13,542
Optioned		5,196	7,912	13,108

Controlled lots		10,960	15,690	26,650

Construction to permanent financing lots		147	-	147

Consolidated total		11,107	15,690	26,797

Lots controlled by unconsolidated joint ventures		3,419	1,212	4,631

Total including unconsolidated joint ventures		14,526	16,902	31,428

(1)  Active communities are open for sale communities with ten or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. Started unsold homes per active selling community remained flat from October 31, 2016 to January 31, 2017.

	January 31, 2017			October 31, 2016

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	26	7	33	57	11	68
Mid-Atlantic	96	8	104	113	4	117
Midwest	35	14	49	33	14	47
Southeast	85	20	105	66	20	86
Southwest	401	14	415	425	8	433
West	25	17	42	33	20	53

Total	668	80	748	727	77	804

Started or completed unsold homes and models per active selling communities (1)	4.3	0.5	4.8	4.3	0.5	4.8

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 157 and 167 at January 31, 2017 and October 31, 2016, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Homebuilding – Restricted cash and cash equivalents decreased $2.1 million from October 31, 2016 to $1.8 million at January 31, 2017. The decrease was primarily due to the release of escrow cash related to our warranty obligations in certain communities where the warranty coverage period has elapsed.

Investments in and advances to unconsolidated joint ventures increased $10.8 million to $111.4 million at January 31, 2017 compared to October 31, 2016. The increase was primarily due to an additional investment in one of our joint ventures in the first quarter of fiscal 2017. As of January 31, 2017 and October 31, 2016, we had investments in nine and ten homebuilding joint ventures, respectively, and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $3.7 million from October 31, 2016 to $46.0 million at January 31, 2017. The decrease was primarily due to a decrease in refundable deposits resulting from reimbursements received during the period, partially due to certain communities which were transferred to a joint venture or sold in the first quarter of fiscal 2017.

Prepaid expenses and other assets were as follows as of:

(In thousands)	January 31, 2017	October 31, 2016	Dollar Change

Prepaid insurance	$6,493	$3,228	$3,265
Prepaid project costs	36,328	38,032	(1,704)
Net rental properties	328	447	(119)
Other prepaids	6,910	4,493	2,417
Other assets	293	562	(269)
Total	$50,352	46,762	3,590

Prepaid insurance increased during the three months ended January 31, 2017 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined. Other prepaids increased primarily due to the timing of payments, partially offset by amortization of various prepaid costs, including annual software licenses.

Financial Services (assets) consist primarily of residential mortgages receivable held for sale of which $74.6 million and $155.0 million at January 31, 2017 and October 31, 2016, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2016 is related to a decrease in the volume of loans originated during the first quarter of 2017 compared to the fourth quarter of 2016, partially due to the decrease in deliveries, along with a decrease in the average loan value.

Nonrecourse mortgages decreased to $73.5 million at January 31, 2017 from $82.1 million at October 31, 2016. The decrease was primarily due to the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture, partially offset by new mortgages for communities in the Northeast and the Mid-Atlantic obtained during the three months ended January 31, 2017.

Accounts payable and other liabilities are as follows as of:

(In thousands)	January 31, 2017	October 31, 2016	Dollar Change

Accounts payable	$140,576	$160,924	$(20,348)
Reserves	123,343	126,888	(3,545)
Accrued expenses	13,663	17,913	(4,250)
Accrued compensation	23,641	44,715	(21,074)
Other liabilities	18,438	18,788	(350)
Total	$319,661	$369,228	$(49,567)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. Reserves decreased during the period as payments for warranty related claims exceeded new accruals primarily for general liability insurance. The decrease in accrued expenses was primarily due to decreases in accrued property tax, along with the amortization of abandoned lease space accruals. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2016 bonuses during the first quarter of 2017, partially offset by the accrual of the first quarter fiscal 2017 bonuses.

Customers’ deposits decreased $1.5 million to $36.0 million at January 31, 2017. The decrease was primarily related to the decrease in backlog during the period.

Liabilities from inventory not owned decreased $25.8 million to $124.4 million at January 31, 2017. The decrease was primarily due to a decrease in land banking activity during the period, along with a slight decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $86.0 million from $172.4 million at October 31, 2016, to $86.4 million at January 31, 2017. The decrease is primarily due to a decrease in our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2017 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2016

Total Revenues

Compared to the same prior period, revenues (decreased) increased as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2017	January 31, 2016	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$531,415	$556,775	$(25,360)	(4.6)%
Land sales and other revenues	7,745	604	7,141	1,182.3%
Financial services	12,849	18,226	(5,377)	(29.5)%

Total revenues	$552,009	$575,605	$(23,596)	(4.1)%

Homebuilding

For the three months ended January 31, 2017, sale of homes revenues decreased $25.4 million, or 4.6%, as compared to the same period of the prior year. This decrease was due to the number of home deliveries decreasing 9.3% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, partially offset by a 5.2% increase in the average price per home. The decrease in the number of deliveries was due to the decrease in active selling communities discussed previously. The average price per home increased to $411,949 in the three months ended January 31, 2017 from $391,543 in the three months ended January 31, 2016. The increase in average price was the result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2017	2016	% Change

Northeast:
Dollars	$52,907	$72,438	(27.0)%
Homes	104	151	(31.1)%

Mid-Atlantic:
Dollars	$100,159	$93,552	7.1%
Homes	204	206	(1.0)%

Midwest:
Dollars	$43,651	$91,840	(52.5)%
Homes	150	274	(45.3)%

Southeast:
Dollars	$56,386	$39,194	43.9%
Homes	138	116	19.0%

Southwest:
Dollars	$183,260	$204,189	(10.2)%
Homes	531	550	(3.5)%

West:
Dollars	$95,052	$55,562	71.1%
Homes	163	125	30.4%

Consolidated total:
Dollars	$531,415	$556,775	(4.6)%
Homes	1,290	1,422	(9.3)%

Unconsolidated joint ventures
Dollars	$64,641	$20,187	220.2%
Homes	108	44	145.5%

Totals:
Housing revenues	$596,056	$576,962	3.3%
Homes delivered	1,398	1,466	(4.6)%

As discussed above, the overall decrease in consolidated housing revenues during the three months ended January 31, 2017 as compared to the same period of the prior year was attributed to a decrease in deliveries as our community count has decreased year over year.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2017	2016	2017	2016

Northeast:
Dollars	$38,045	$39,784	$84,649	$114,350
Homes	83	92	183	234

Mid-Atlantic:
Dollars	$102,246	$130,316	$251,062	$275,863
Homes	190	260	416	507

Midwest: (2)
Dollars	$45,566	$67,569	$106,443	$170,020
Homes	145	207	369	577

Southeast: (3)
Dollars	$46,451	$90,259	$135,236	$157,001
Homes	108	213	302	376

Southwest:
Dollars	$170,884	$208,642	$273,268	$427,164
Homes	485	560	717	1,043

West:
Dollars	$84,423	$92,073	$169,512	$143,396
Homes	162	199	285	277

Consolidated total:
Dollars	$487,615	$628,643	$1,020,170	$1,287,794
Homes	1,173	1,531	2,272	3,014

Unconsolidated joint ventures:
Dollars	$80,300	$39,821	$173,222	$151,716
Homes	139	61	291	224

Totals:
Dollars	$567,915	$668,464	$1,193,392	$1,439,510
Homes	1,312	1,592	2,563	3,238

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) The Midwest net contracts include 45 homes and $18.5 million for the three months ended January 31, 2016 from Minneapolis, MN.

(3) The Southeast net contracts include 46 homes and $21.7 million for the three months ended January 31, 2016 from Raleigh, NC.

In the first quarter of 2017, our open for sale community count decreased to 157 from 167 at October 31, 2016, which is the net result of opening 10 new communities, closing 19 communities and transferring one community to an existing joint venture since the beginning of fiscal 2017. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count in the first quarter of fiscal 2017 as compared to the same period in the prior year. Despite the decrease in community count, net contracts per average active selling community for the three months ended January 31, 2017 increased to 7.5 compared to 7.0 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	19%	20%	16%	18%	16%
Second		19%	16%	17%	15%
Third		21%	20%	22%	17%
Fourth		20%	20%	22%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	12%	13%	11%	11%	12%
Second		14%	14%	17%	15%
Third		12%	13%	13%	12%
Fourth		11%	12%	14%	14%

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

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2017	2016

Sale of homes	$531,415	$556,775

Cost of sales, net of impairment reversals and excluding interest expense and land charges	439,917	464,146

Homebuilding gross margin, before cost of sales interest expense and land charges	91,498	92,629

Cost of sales interest expense, excluding land sales interest expense	16,574	16,843

Homebuilding gross margin, after cost of sales interest expense, before land charges	74,924	75,786

Land charges	3,184	11,681

Homebuilding gross margin, after cost of sales interest expense and land charges	$71,740	$64,105

Gross margin percentage, before cost of sales interest expense and land charges	17.2%	16.6%

Gross margin percentage, after cost of sales interest expense, before land charges	14.1%	13.6%

Gross margin percentage, after cost of sales interest expense and land charges	13.5%	11.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2017	2016

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest expense and land charges:
Housing, land and development costs	72.6%	73.1%
Commissions	3.4%	3.4%
Financing concessions	1.2%	1.4%
Overheads	5.6%	5.5%
Total cost of sales, before interest expense and land charges	82.8%	83.4%
Gross margin percentage, before cost of sales interest expense and land charges	17.2%	16.6%

Cost of sales interest	3.1%	3.0%

Gross margin percentage, after cost of sales interest expense and before land charges	14.1%	13.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage, before interest expense and land charges, increased to 17.2% during the three months ended January 31, 2017 compared to 16.6% for the same period last year. The increase in gross margin percentage was primarily due to the mix of higher margin homes delivered in the first quarter of fiscal 2017 compared to the same period of the prior year, as a result of delivering through higher priced land purchased in 2013 and 2014, and a reduction in the use of incentives on started unsold homes. For the three months ended January 31, 2017 and 2016, gross margin was favorably impacted by the reversal of prior period inventory impairments of $10.2 million and $11.0 million, respectively, which represented 1.9% and 2.0%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $3.2 million and $11.7 million during the three months ended January 31, 2017 and 2016, respectively, to their estimated fair value. During the three months ended January 31, 2017, we wrote-off residential land options and approval and engineering costs amounting to $0.5 million compared to $2.0 million for the three months ended January 31, 2016, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in our Midwest and Southeast segments in the first quarter of fiscal 2017, and in all of our segments except the West in the first quarter of fiscal 2016. We recorded $2.7 million and $9.7 million of inventory impairments during the three months ended January 31, 2017 and 2016, respectively. The impairments recorded in the first quarter of fiscal 2017 were primarily related to a two communities in the West. The impairments recorded in the first quarter of fiscal 2016 were for six communities that were held for sale, mainly in the Midwest related to our exit of the Minneapolis, MN market. The Midwest inventory was written down to fair value based on offers received for the property. It is difficult to predict whether impairment levels will remain low. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2017	2016

Land and lot sales	$7,001	$-
Cost of sales, excluding interest	5,110	-
Land and lot sales gross margin, excluding interest	1,891	-
Land and lot sales interest expense	1,748	-
Land and lot sales gross margin, including interest	$143	$-

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two land sales in the first quarter of fiscal 2017 compared to no land sales in the same period of the prior year, resulting in an increase of $7.0 million in land sales revenues.

Land sales and other revenues increased $7.1 million for the three months ended January 31, 2017 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The increase for the three months ended January 31, 2017, compared to the three months ended January 31, 2016, was due to the increase in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $3.1 million to $44.4 million for the three months ended January 31, 2017 compared to the same period last year. The decrease can be attributed to our decision to exit four markets during 2016, the reduction of our community count and the decrease in insurance costs. This decrease resulted in the improvement of SGA expenses as a percentage of homebuilding revenues to 8.2% for the three months ended January 31, 2017 compared to 8.5% for the three months ended January 31, 2016, despite a 3.3% decline in homebuilding revenue for the same periods.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2017	2016	Variance	Variance %

Northeast
Homebuilding revenue	$58,575	$72,504	$(13,929)	(19.2)%
Income before income taxes	$906	$2,734	$(1,828)	(66.9)%
Homes delivered	104	151	(47)	(31.1)%
Average sales price	$508,726	$479,721	$29,005	6.0%

Mid-Atlantic
Homebuilding revenue	$100,226	$93,820	$6,406	6.8%
Income before income taxes	$3,882	$2,622	$1,260	48.1%
Homes delivered	204	206	(2)	(1.0)%
Average sales price	$490,975	$454,136	$36,839	8.1%

Midwest
Homebuilding revenue	$43,702	$91,920	$(48,218)	(52.5)%
Income (loss) before income taxes	$712	$(5,559)	$6,271	112.8%
Homes delivered	150	274	(124)	(45.3)%
Average sales price	$291,007	$335,181	$(44,174)	(13.2)%

Southeast
Homebuilding revenue	$56,584	$39,252	$17,332	44.2%
Loss before income taxes	$(294)	$(1,834)	$1,540	84.0%
Homes delivered	138	116	22	19.0%
Average sales price	$408,594	$337,884	$70,710	20.9%

Southwest
Homebuilding revenue	$183,409	$204,325	$(20,916)	(10.2)%
Income before income taxes	$11,923	$16,369	$(4,446)	(27.2)%
Homes delivered	531	550	(19)	(3.5)%
Average sales price	$345,123	$371,253	$(26,130)	(7.0)%

West
Homebuilding revenue	$96,531	$55,578	$40,953	73.7%
Loss before income taxes	$(754)	$(5,968)	$5,214	87.4%
Homes delivered	163	125	38	30.4%
Average sales price	$583,140	$444,494	$138,646	31.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 19.2% for the three months ended January 31, 2017 compared to the same period of the prior year. The decrease was attributed to a 31.1% decrease in homes delivered, partially offset by a $5.6 million increase in land sales and other revenue and a 6.0% increase in average sales price due to the mix of communities delivering in the three months ended January 31, 2017 compared to the same period of fiscal 2016.

Income before income taxes decreased $1.8 million to $0.9 million for the three months ended January 31, 2017. This decrease was mainly due to the decrease in homebuilding revenues discussed above and a $1.2 million increase in loss from unconsolidated joint ventures. The decrease in income before income taxes was partially offset by the increase in gross margin percentage before interest expense and a $0.8 million decrease in selling, general and administrative costs for the three months ended January 31, 2017.

Mid-Atlantic - Homebuilding revenues increased 6.8% for the three months ended January 31, 2017 compared to the same period in the prior year. The increase was primarily due to an 8.1% increase in average sales price due to the mix of communities delivering in the three months ended January 31, 2017 compared to the same period of fiscal 2016, partially offset by a 1.0% decrease in homes delivered for the three months ended January 31, 2017.

Income before income taxes increased $1.3 million to $3.9 million for the three months ended January 31, 2017 primarily due to the increase in homebuilding revenues discussed above and the slight increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues decreased 52.5% for the three months ended January 31, 2017 compared to the same period in the prior year. The decrease was primarily due to a 45.3% decrease in homes delivered, partially due to our exit of the Minneapolis, MN market in 2016, and a 13.2% decrease in average sales price for the three months ended January 31, 2017. The decrease in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2017 compared to the same period of fiscal 2016.

Loss before income taxes decreased $6.3 million to income of $0.7 million for the three months ended January 31, 2017. The decrease in the loss was primarily due to a $9.7 million decrease in inventory impairment loss and land option write-offs from land held for sale related to our exit of the Minneapolis, MN market in the first quarter of the prior year, an increase in gross margin percentage before interest expense and a $1.8 million decrease in selling, general and administrative costs for the three months ended January 31, 2017.

Southeast - Homebuilding revenues increased 44.2% for the three months ended January 31, 2017 compared to the same period in the prior year. The increase was attributed to the 20.9% increase in average sales price and the 19.0% increase in homes delivered, despite our exit of the Raleigh, NC market in 2016. The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended January 31, 2017 compared to the same period of fiscal 2016.

Loss before income taxes decreased $1.5 million to $0.3 million for the three months ended January 31, 2017 primarily due to the increase in homebuilding revenues discussed above and a $0.9 million increase in income from unconsolidated joint ventures, partially offset by a $0.7 million increase in inventory impairment loss and land option write-offs. Additionally, the gross margin percentage before interest expense was relatively flat for the three months ended January 31, 2017 compared to the same period in fiscal 2016.

Southwest - Homebuilding revenues decreased 10.2% for the three months ended January 31, 2017 compared to the same period in the prior year. The decrease was primarily due to a 3.5% decrease in homes delivered and a 7.0% decrease in average sales price, which was the result of the different mix of communities delivering in the three months ended January 31, 2017 compared to the same period in fiscal 2016.

Income before income taxes decreased $4.4 million to $11.9 million for the three months ended January 31, 2017.  The decrease was primarily due to the decrease in homebuilding revenue discussed above for the three months ended January 31, 2017 compared to the same period of the prior year and a $1.1 million increase in selling, general and administrative costs. Additionally, the gross margin percentage before interest expense was relatively flat for the three months ended January 31, 2017 compared to the same period in fiscal 2016.

West - Homebuilding revenues increased 73.7% for the three months ended January 31, 2017 compared to the same period in the prior year. The increase was primarily due to a 30.4% increase in homes delivered, a 31.2% increase in average sales price and a $1.5 million increase in land sales and other revenue. The increase in average sales price was primarily due to the different mix of communities delivering in the three months ended January 31, 2017 compared to the same period of fiscal 2016.

Loss before income taxes decreased $5.2 million to $0.8 million for the three months ended January 31, 2017. The decreased loss was primarily due to the increase in homebuilding revenues discussed above, $2.0 million decrease in selling, general and administrative costs, a $0.7 million increase in income from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense, offset by a $2.0 million increase in inventory impairment loss and land option write-offs for the three months ended January 31, 2017 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2017 and 2016, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 24.8% and 26.0%, respectively, of our total loans. The origination of FHA/VA loans have decreased from the first quarter of fiscal 2016 to the first quarter of fiscal 2017 and our conforming conventional loan originations as a percentage of our total loans decreased from 69.6% to 66.3% for these periods, respectively. The origination of loans which exceed conforming conventions have increased from 4.1% for the first quarter of fiscal 2016 to 8.8% for the first quarter of fiscal 2017. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2017, financial services provided a $6.0 million pretax profit compared to $10.0 million of pretax profit for the same period of fiscal 2016. Revenues were down 29.5% for the first quarter of fiscal 2017 from the first quarter of fiscal 2016 and costs were also down 16.6% for such period. The decrease in revenues was attributable to the decrease in the number of loans originated due to a decrease in deliveries and a lower mortgage capture rate, along with a decrease in the average price per loan for the three months ended January 31, 2017 compared to the same period in the prior year. The decrease in costs was also attributed to the decrease in the number of loans originated for the period. In the market areas served by our wholly owned mortgage banking subsidiaries, 70.2% and 75.6% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2017 and 2016, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased slightly to $15.7 million for the three months ended January 31, 2017 compared to $16.3 million for the three months ended January 31, 2016, primarily due to a decrease in stock compensation expense as a result of lower stock prices for grants that are currently being expensed and the forfeiture of compensation under our long-term incentive plan as a result of the retirement of a senior executive.

Other Interest

Other interest increased $1.4 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. Our qualifying assets for interest capitalization decreased by more than our debt, therefore, directly expensed interest increased for the three months ended January 31, 2017 compared to the three months ended January 31, 2016.

Gain on Extinguishment of Debt

During the three months ended January 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. This gain was slightly offset by $0.2 million of additional costs associated with the 9.5% Secured Notes issued during the fourth quarter of fiscal 2016.

Total Taxes

The total income tax expense of $0.5 million recognized for the three months ended January 31, 2017 was primarily related to the impact of permanent differences between book income and taxable income and the conversion of deductible charitable contributions to net operating losses, which increased the Company’s valuation allowances. The total income tax expense of $3.0 million recognized for the three months ended January 31, 2016 was primarily due to the impact of permanent differences between book income and taxable income as a result of the issuance of shares under a deferred compensation plan that were expensed during vesting at significantly higher value than the value at the time of issuance as well as state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2014, we concluded that it was more likely than not that a substantial amount of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence available at that time, both positive and negative. The positive evidence included factors such as the expectation of earnings going forward over the long term and evidence of a sustained recovery in the housing markets in which we operate. Economic data affirmed the housing market recovery with housing starts, homebuilding volume and prices all increasing and forecasted to continue to increase. Historically low mortgage rates, affordable home prices, reduced foreclosures and a favorable home ownership to rental comparison are key factors in the recovery. As a result of this conclusion, our valuation allowance for our DTA was reduced in the fourth quarter of fiscal 2014.

As expected at the time of that conclusion, our earnings have continued to improve such that we have not been and are currently not in a three-year cumulative loss position as of January 31, 2017. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence that we had when the full valuation allowance was recorded and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $628.1 million as of January 31, 2017 is appropriate.

Inflation

Inflation has a long-term effect, because increasing costs of land, materials and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 52.7% of our homebuilding cost of sales for the three months ended January 31, 2017.

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2017, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2017 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	FV at 1/31/17

Long term debt(1)(2):
Fixed rate	$2,932	$182,390	$209,082	$814,634	$221,825	$201,566	$1,632,429	$1,466,896
Weighted average interest rate	10.07%	6.60%	7.28%	7.47%	9.25%	4.34%	7.21%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $16.0 million of letters of credit issued as of January 31, 2017 under our $75.0 million revolving Credit Facility.

(2)	Does not include $73.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2017. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2017. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 8, 2017
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 8, 2017
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller