Form 10-Q
period 2017-04-30
HOVNANIAN ENTERPRISES INC
filed 2017-06-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2017

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

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ X ] Smaller Reporting Company [ ] Emerging Growth Company [ ]
Non-Accelerated Filer [ ] (Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 132,115,251 shares of Class A Common Stock and 15,251,061 shares of Class B Common Stock were outstanding as of June 1, 2017.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2017	October 31, 2016
	(Unaudited)	(1)
ASSETS
Homebuilding:
Cash and cash equivalents	$275,011	$339,773
Restricted cash and cash equivalents	1,797	3,914
Inventories:
Sold and unsold homes and lots under development	892,401	899,082
Land and land options held for future development or sale	162,191	175,301
Consolidated inventory not owned	154,620	208,701
Total inventories	1,209,212	1,283,084
Investments in and advances to unconsolidated joint ventures	106,704	100,502
Receivables, deposits and notes, net	37,683	49,726
Property, plant and equipment, net	52,987	50,332
Prepaid expenses and other assets	46,212	46,762
Total homebuilding	1,729,606	1,874,093

Financial services cash and cash equivalents	5,776	6,992
Financial services other assets	113,762	190,238

Income taxes receivable – including net deferred tax benefits	284,452	283,633
Total assets	$2,133,596	$2,354,956

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$66,365	$82,115
Accounts payable and other liabilities	311,958	369,228
Customers’ deposits	40,321	37,429
Nonrecourse mortgages secured by operating properties	13,675	14,312
Liabilities from inventory not owned, net of debt issuance costs	116,728	150,179
Revolving credit facility	52,000	52,000
Notes payable and term loan, net of discount and debt issuance costs	1,569,375	1,605,758
Total homebuilding	2,170,422	2,311,021

Financial services	97,077	172,445

Total liabilities	2,267,499	2,483,466

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2017 and at October 31, 2016	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 143,876,014 shares at April 30, 2017 and 143,806,775 shares at October 31, 2016	1,439	1,438
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 15,942,809 shares at April 30, 2017 and 15,942,809 shares at October 31, 2016	159	159
Paid in capital – common stock	707,568	706,137
Accumulated deficit	(863,008)	(856,183)
Treasury stock – at cost - 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at April 30, 2017 and October 31, 2016	(115,360)	(115,360)
Total stockholders’ equity deficit	(133,903)	(128,510)
Total liabilities and equity	$2,133,596	$2,354,956

 (1) Derived from the audited balance sheet as of October 31, 2016. See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Revenues:
Homebuilding:
Sale of homes	$567,553	$626,157	$1,098,968	$1,182,932
Land sales and other revenues	3,888	11,563	11,633	12,167
Total homebuilding	571,441	637,720	1,110,601	1,195,099
Financial services	14,494	17,003	27,343	35,229
Total revenues	585,935	654,723	1,137,944	1,230,328

Expenses:
Homebuilding:
Cost of sales, excluding interest	475,440	536,050	920,467	1,000,196
Cost of sales interest	20,337	21,444	38,659	38,287
Inventory impairment loss and land option write-offs	1,953	9,669	5,137	21,350
Total cost of sales	497,730	567,163	964,263	1,059,833
Selling, general and administrative	45,467	56,371	89,875	103,875
Total homebuilding expenses	543,197	623,534	1,054,138	1,163,708

Financial services	7,360	9,618	14,215	17,833
Corporate general and administrative	16,071	12,598	31,727	28,919
Other interest	22,297	24,084	44,924	45,309
Other operations	(95)	1,147	1,492	2,531
Total expenses	588,830	670,981	1,146,496	1,258,300
(Loss) gain on extinguishment of debt	(242)	-	7,404	-
Loss from unconsolidated joint ventures	(4,562)	(1,346)	(6,228)	(2,826)
Loss before income taxes	(7,699)	(17,604)	(7,376)	(30,798)
State and federal income tax (benefit) provision:
State	2,292	(758)	2,274	3,561
Federal	(3,309)	(8,385)	(2,825)	(9,725)
Total income taxes	(1,017)	(9,143)	(551)	(6,164)
Net loss	$(6,682)	$(8,461)	$(6,825)	$(24,634)

Per share data:
Basic:
Loss per common share	$(0.05)	$(0.06)	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	147,558	147,334	147,556	147,301
Assuming dilution:
Loss per common share	$(0.05)	$(0.06)	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding	147,558	147,334	147,556	147,301

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2016	132,046,012	$1,438	15,251,061	$159	5,600	$135,299	$706,137	$(856,183)	$(115,360)	$(128,510)

Stock options, amortization and issuances	5,250						231			231

Restricted stock amortization, issuances and forfeitures	63,989	1					1,200			1,201

Net loss								(6,825)		(6,825)

Balance, April 30, 2017	132,115,251	$1,439	15,251,061	$159	5,600	$135,299	$707,568	$(863,008)	$(115,360)	$(133,903)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,825)	$(24,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,083	1,729
Compensation from stock options and awards	1,500	825
Amortization of bond discounts and deferred financing costs	9,348	6,106
Gain on sale and retirement of property and assets	(78)	(100)
Loss from unconsolidated joint ventures	6,228	2,826
Distributions of earnings from unconsolidated joint ventures	203	-
Gain on extinguishment of debt	(7,404)	-
Inventory impairment and land option write-offs	5,137	21,350
Deferred income tax benefit	(1,419)	(4,077)
(Increase) decrease in assets:
Origination of mortgage loans	(476,845)	(584,879)
Sale of mortgage loans	553,827	585,200
Restricted cash, receivables, prepaids, deposits and other assets	16,672	2,461
Inventories	68,735	(52,908)
Decrease (increase) in liabilities:
State income tax payable	600	287
Customers’ deposits	2,892	3,758
Accounts payable, accrued interest and other accrued liabilities	(57,436)	10,869
Net cash provided by (used in) operating activities	117,218	(31,187)
Cash flows from investing activities:
Proceeds from sale of property and assets	86	115
Purchase of property, equipment and other fixed assets and acquisitions	(4,500)	(1,651)
Increase in restricted cash related to mortgage company	(2,715)	(204)
Decrease in restricted cash related to letters of credit	1	325
Investments in and advances to unconsolidated joint ventures	(23,368)	(16,743)
Distributions of capital from unconsolidated joint ventures	10,735	5,065
Net cash used in investing activities	(19,761)	(13,093)
Cash flows from financing activities:
Proceeds from mortgages and notes	103,620	112,894
Payments related to mortgages and notes	(119,860)	(132,033)
Proceeds from model sale leaseback financing programs	9,113	14,910
Payments related to model sale leaseback financing programs	(10,931)	(13,691)
Proceeds from land bank financing programs	8,643	153,423
Payments related to land bank financing programs	(41,617)	(38,950)
Payments related to senior notes and senior amortizing notes	(33,327)	(175,040)
Borrowings from revolving credit facility	-	3,000
Net (payments) proceeds related to mortgage warehouse lines of credit	(75,471)	257
Deferred financing costs from land bank financing programs and note issuances	(3,605)	(4,581)
Net cash used in financing activities	(163,435)	(79,811)
Net decrease in cash and cash equivalents	(65,978)	(124,091)
Cash and cash equivalents balance, beginning of period	346,765	253,745
Cash and cash equivalents balance, end of period	$280,787	$129,654

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended
	April 30,
	2017	2016
Supplemental disclosure of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$47,362	$47,987
Income taxes	$267	$(2,373)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

The Company had total stock-based compensation expense of $1.0 million and $1.5 million ($0.9 million and $1.4 million net of tax) for the three and six months ended April 30, 2017, respectively, and stock-based compensation income of $0.7 million and expense of $0.8 million ($0.7 million net of tax) for the three and six months ended April 30, 2016, respectively. Included in total stock-based compensation for the three and six months ended April 30, 2017 was the vesting of stock options of $0.1 million and $0.2 million, respectively. Included in total stock based compensation for the three and six months ended April 30, 2016 was income of $2.1 million for previously recognized expense of certain performance based stock option grants for which the performance metrics were no longer expected to be satisfied. This income was slightly offset by the vesting of stock options of $0.1 million and $0.2 million, respectively, during the three and six months ended April 30, 2016.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2017	2016	2017	2016

Interest capitalized at beginning of period	$94,438	$117,113	$96,688	$123,898
Plus interest incurred (1)	39,156	44,224	77,855	86,183
Less cost of sales interest expensed	20,337	21,444	38,659	38,287
Less other interest expensed (2)(3)	22,297	24,084	44,924	45,309
Less interest contributed to unconsolidated joint venture (4)	-	-	-	10,676
Interest capitalized at end of period (5)	$90,960	$115,809	$90,960	$115,809

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $16.0 million and $12.2 million for the three months ended April 30, 2017 and 2016, respectively, and $29.3 million and $26.7 million for the six months ended April 30, 2017 and 2016, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $6.3 million and $11.9 million for the three months ended April 30, 2017 and 2016, respectively, and $15.6 million and $18.6 million for the six months ended April 30, 2017 and 2016, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2017	2016	2017	2016
Other interest expensed	$22,297	$24,084	$44,924	$45,309
Interest paid by our mortgage and finance subsidiaries	455	851	1,084	1,410
Decrease (increase) in accrued interest	591	(9,948)	1,354	1,268
Cash paid for interest, net of capitalized interest	$23,343	$14,987	$47,362	$47,987

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2017, our discount rate used for the impairments recorded ranged from 18.3% to 19.8%. For the six months ended April 30, 2016, our discount rate used for the impairments recorded ranged from 16.8% to 18.5%. No discount rate was used for communities impaired on land held for sale and purchase offer prices were used to determine the fair value of such communities. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2017 and 2016, we evaluated inventories of all 381 and 478 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the six months ended April 30, 2017 and 2016 for nine and 20 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $66.9 million and $89.0 million, respectively. Of those communities tested for impairment during the six months ended April 30, 2017 and 2016, three and nine communities with an aggregate carrying value of $45.8 million and $43.5 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded aggregate impairment losses of $1.5 million and $4.2 million, in one and six communities, respectively, with an aggregate pre-impairment values of $8.5 million and $21.1 million, respectively, for the three and six months ended April 30, 2017, respectively, and recorded aggregate impairment losses of $5.4 million and $15.1 million, in four and ten communities, respectively, with an aggregate pre-impairment values of $16.7 million and $45.4 million, respectively, for the three and six months ended April 30, 2016, respectively, which are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. Impairments decreased for the six months ended April 30, 2017 compared to the same period of the prior year as the impairments recorded for the six months ended April 30, 2016 were mainly for land held for sale in the Midwest and Northeast. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.4 million and $4.3 million for the three months ended April 30, 2017 and 2016, respectively, and $0.9 million and $6.3 million for the six months ended April 30, 2017 and 2016, respectively. Such write-offs were primarily located in our Southeast segment for the first half of fiscal 2017 and in all of our segments for the first half of fiscal 2016. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended April 30, 2017 and 2016 were 478 and 2,263, respectively, and were 1,539 and 3,519 during the six months ended April 30, 2017 and 2016, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2017, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities. As of April 30, 2017 and October 31, 2016, the net book value associated with our 25 and 29 total mothballed communities was $66.0 million and $74.4 million, respectively, which was net of impairment charges recorded in prior periods of $239.9 million and $296.3 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2017 and October 31, 2016, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2017 and October 31, 2016, inventory of $76.5 million and $79.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $68.1 million and $69.7 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2017 and October 31, 2016, inventory of $78.1 million and $129.5 million, respectively, was recorded as “Consolidated inventory not owned,” with a corresponding amount of $48.6 million and $80.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2017 and October 31, 2016, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2017, we had total cash deposits amounting to $52.9 million to purchase land and lots with a total purchase price of $980.8 million. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the six months ended April 30, 2017 and 2016, we received $1.8 million and $2.0 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2017 and 2016, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2017 and 2016 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2017 and 2016 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2017	2016	2017	2016

Balance, beginning of period	$118,013	$133,389	$121,144	$135,053
Additions – Selling, general and administrative	2,856	4,292	5,764	8,915
Additions – Cost of sales	3,515	4,539	7,002	7,921
Charges incurred during the period	(7,177)	(5,514)	(16,703)	(15,183)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$117,207	$136,706	$117,207	$136,706

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million and $0.5 million for the three months ended April 30, 2017 and 2016, respectively, and $0.2 million and $3.7 million for the six months ended April 30, 2017 and 2016, respectively, for prior year deliveries. During the first half of fiscal 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments.

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

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that recent tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company has responded to its information requests.

The Grandview at Riverwalk Port Imperial Condominium Association, Inc. filed a construction defect lawsuit against the Company and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal II, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Enterprises, Inc., K. Hovnanian North East, Inc. aka and/or dba K. Hovnanian Companies North East, Inc., K. Hovnanian Construction II, Inc., K. Hovnanian Cooperative, Inc., K. Hovnanian Development of New Jersey, Inc., and K. Hovnanian Holdings NJ LLC, as well as the project architect, the geotechnical engineers and various construction contractors for the project alleging various construction defects, design defects and geotechnical issues totaling approximately $41.3 million.  The lawsuit included claims against the geotechnical engineers for differential soil settlement under the building, against the architects for failing to design the correct type of structure allowable under the New Jersey Building Code, and against the Hovnanian developer entity (K. Hovnanian at Port Imperial Urban Renewal II, LLC ) alleging that it: (1) had knowledge of and failed to disclose the improper building classification to unit purchasers and was therefore liable for treble damages under the New Jersey Consumer Fraud Act; and (2) breached an express warranty set forth in the Public Offering Statements that the common elements at the building were fit for their intended purpose.  The Plaintiff further alleged that the Company, K. Hovnanian Holdings NJ, LLC, K. Hovnanian Development of New Jersey, Inc., and K. Hovnanian Developments of New Jersey II, Inc. were  jointly liable for any damages owed by the Hovnanian development entity under a veil piercing theory.

The parties reached a settlement on the construction defect issues prior to trial, but attempts to settle the subsidence, building classification issue and Consumer Fraud Act claims were unsuccessful.  The trial commenced on April 17, 2017 in Hudson County, New Jersey.  In the third week of the trial, all of the Hovnanian defendants resolved the geotechnical claims for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury.  On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC  on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a to-be-determined portion of Plaintiff's counsel fees, per the statute.  The jury also found in favor of Plaintiff on its veil piercing theory.  In the next several months, after the issue is briefed by the parties, the trial judge will determine which of the parent entities of K. Hovnanian at Port Imperial Urban Renewal II, LLC, including the ultimate parent, Hovnanian Enterprises, Inc., are jointly liable under a veil piercing theory for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC.  Also in the next several months, the trial judge will be hearing the Hovnanian defendants' motion for a judgment notwithstanding the verdict or a new trial, as well as the Hovnanian defendants' motion for contractual indemnification against the project architect.  Once these motions are decided, the relevant Hovnanian defendants plan on appealing any remaining adverse portions of the verdict.  With respect to this case, depending on the rulings of the judge and the outcome of any appeals, the range of loss is between $0 and $9 million plus the to-be-determined attorneys' fees.  Management believes that a loss is probable and reasonably estimable and that the Company has reserved for its estimated probable loss amount in its construction defect reserves. However, our assessment of the probable loss may differ from the ultimate resolution of this matter.

The Condominium Association of a second condominium project located nearby the Grandview at Riverwalk Port Imperial Condominium project also initiated a lawsuit against the Company and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal III, LLC, K. Hovnanian Homes, K. Hovnanian Shore Acquisitions, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Northeast, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian Construction III, Inc., K. Hovnanian Cooperative, Inc., and K. Hovnanian Investments, LLC,  as well as other design professionals and contractors asserting similar claims for construction defects, design defects and geotechnical issues  Plaintiff in this case asserts damages of approximately $70 million, which amount is potentially subject to treble damages.  Discovery is ongoing in this matter, and the trial is scheduled for January 2018.  The Hovnanian defendants intend to defend these claims vigorously.  With respect to this case, it is not yet possible to determine if a loss is probable or reasonably estimable.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2017 and October 31, 2016, $6.7 million and $9.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $24.7 million and $22.9 million as of April 30, 2017 and October 31, 2016, respectively, which includes cash collateralizing our letter of credit agreements and facilities as discussed in Note 10. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $0.1 million and $20.9 million at April 30, 2017, respectively, and $2.2 million and $15.1 million as of October 31, 2016, respectively, which are restricted from use by us, and (2) $2.0 million of restricted cash at April 30, 2017 and $3.9 million at October 31, 2016 under the terms of our mortgage warehouse lines of credit.

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

At April 30, 2017 and October 31, 2016, $72.0 million and $147.4 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of April 30, 2017 and 2016, we had reserves specifically for 94 and 132 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2017 and 2016 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2017	2016	2017	2016

Loan origination reserves, beginning of period	$5,077	$8,028	$8,137	$8,025
Provisions for losses during the period	45	117	79	158
Adjustments to pre-existing provisions for losses from changes in estimates	(1,340)	161	(4,434)	123
Loan origination reserves, end of period	$3,782	$8,306	$3,782	$8,306

10.	Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $66.4 million and $82.1 million (net of debt issuance costs) at April 30, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $192.7 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 4.9% at April 30, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.7 million and $14.3 million at April 30, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.8% at both April 30, 2017 and October 31, 2016, respectively. As of April 30, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $0.7 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2017 there were $52.0 million of borrowings and $15.4 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of April 30, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both April 30, 2017 and October 31, 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both April 30, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2017 to extend the maturity to January 30, 2018, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.0% at April 30, 2017, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of April 30, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $27.8 million and $44.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 17, 2017, that is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 16, 2018. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $27.8 million and $38.8 million, respectively.

K. Hovnanian Mortgage had a third secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC which was a short-term borrowing facility that provided up to $50.0 million through its maturity on February 21, 2017. The facility was not renewed after maturity, therfore there were no outstanding borrowings thereunder as of April 30, 2017. As of October 31, 2016 the aggregate principal amount of all borrowings outstanding was $32.9 million.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 23, 2016 to extend the maturity date to December 22, 2017. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of April 30, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $14.5 million and $29.8 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2017, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Term Loan

Senior Notes and Term Loan balances as of April 30, 2017 and October 31, 2016, were as follows:

(In thousands)	April 30, 2017(1)(2)	October 31, 2016(1)(2)
Senior Secured Term Loan, net of debt issuance costs	$72,412	$72,646
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$570,561	$569,641
10.0% Senior Secured Second Lien Notes due October 15, 2018 (net of discount)	69,724	68,951
9.125% Senior Secured Second Lien Notes due November 15, 2020	143,541	143,337
9.5% Senior Secured Notes due November 15, 2020	74,245	74,140
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,040	53,022
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	132,852	131,998
Total Senior Secured Notes, net of debt issuance costs	$1,043,963	$1,041,089
Senior Notes:
7.0% Senior Notes due January 15, 2019	$131,721	$148,800
8.0% Senior Notes due November 1, 2019	233,875	247,348
Total Senior Notes, net of debt issuance costs	$365,596	$396,148
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$3,938	$6,152
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$52,395	$57,298

(1) “Notes payable and term loan” on our Condensed Consolidated Balance Sheets as of April 30, 2017 and October 31, 2016 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes and senior secured term loan shown above, as well as accrued interest of $31.1 million and $32.4 million, respectively.

(2) As discussed in Note 1, we adopted ASU 2015-03 in November 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. As a result, $20.2 million of debt issuance costs at October 31, 2016, were reclassified from prepaids and other assets to a reduction in our senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes. Debt issuance costs at April 30, 2017 were $17.8 million.

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2020 (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at April 30, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of April 30, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

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

Fiscal 2017

During the six months ended April 30, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 Units (defined below under "Units") representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “(Loss) gain on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations. This gain was slightly offset by $0.4 million of costs associated with the 9.5% Secured Notes (defined below) issued during the fourth quarter of fiscal 2016.

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

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.5% Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of April 30, 2017, the collateral securing the guarantees included (1) $86.3 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $146.5 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $89.9 million as of April 30, 2017; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and the Term Loan Facility, and thus have not guaranteed such indebtedness.

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

At April 30, 2017, the aggregate book value of the real property that constituted collateral securing the Term Loan Facility, the 2020 Secured Notes and the 10.0% Second Lien Notes was $564.3 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. In addition, cash and cash equivalents collateral that secured the Term Loan Facility, the 2020 Secured Notes and the 10.0% Second Lien Notes was $190.4 million as of April 30, 2017, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

Senior Notes

K. Hovnanian’s 7.0% Senior Notes due 2019 are redeemable in whole or in part at our option at any time at 101.75% of principal commencing January 15, 2017 and 100% of principal commencing January 15, 2018.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event.  In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of April 30, 2017, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013. In September 2016, K. Hovnanian purchased a total of 20,823 Units for an aggregate purchase price of $20.6 million, and in November 2016, K. Hovnanian purchased a total of 6,925 Units for an aggregate purchase price of $6.9 million.

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

There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three and six months ended April 30, 2017 and 2016. Also, for the three and six months ended April 30, 2017, 10.0 million and 10.1 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period. For both the three and six months ended April 30, 2016, 15.2 million shares of common stock issuable upon the exchange of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 4.7 million for both the three and six months ended April 30, 2017 and 6.4 million for both the three and six months ended April 30, 2016 because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2017 and 2016, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (“NOL”) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2017. As of April 30, 2017, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax benefit of $1.1 million and $0.6 million for the three and six months ended April 30, 2017, respectively, was primarily due to the federal tax benefit on the pre-tax loss for the periods, partially offset by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses.

The total income tax benefit of $9.1 million and $6.2 million for the three and six months ended April 30, 2016, respectively, was primarily due to a permanent difference related to stock compensation and a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002, partially offset by state tax expenses and state tax reserves for uncertain tax positions.

The permanent difference related to stock compensation arose because for tax purposes, the amount of stock compensation the Company expenses is the amount reported on an associate’s W-2 when the equity award is exercised or received, whereas for accounting purposes, the amount the Company expenses is based on the fair value of the equity award on the date of grant. Therefore, the permanent difference for the first six months of fiscal 2016 due to stock compensation was because of this different treatment, which does not arise until the time the equity award is exercised or received by the associate and therefore reported on an associate’s W-2. The amount was significant because of the issuance in fiscal 2016 of stock to Company executives in respect of awards that had been granted over 10 years ago at significantly higher stock prices and thus significantly higher fair values as compared to the time of issuance to the executive. As a result, at the time the stock awards were issued in fiscal 2016, a significant permanent difference between book and tax was created impacting the effective tax rate for 2016.

The federal specified liability loss refund of taxes in fiscal year 2002 was due to an amendment of a prior year’s tax return. The Internal Revenue Service issued the refund following the Company’s application therefor during the year ended October 31, 2016. The refund related to the portion of the fiscal year 2012 NOL attributable to a specified liability loss which, pursuant to Internal Revenue Code Section 172(b)(1)(C), can be carried back ten years to October 31, 2002. A specified liability is any amount allowable as a deduction attributable to a product liability or expense incurred in investigation or settlement of claims because of a product liability. The refund was received in February 2016 and therefore the tax credit was recorded in the second quarter of fiscal 2016.

Our state NOLs of $2.2 billion expire between 2017 and 2036. Of the total amount, $301.7 million will expire between 2017 through 2021; $253.9 million will expire between 2022 through 2026; $1,327.3 million will expire between 2027 through 2031; and $348.0 million will expire between 2032 through 2036.

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

As of October 31, 2014, we concluded that it was more likely than not that a portion of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence available at that time, both positive and negative. As a result of this conclusion, our valuation allowance for our DTA was reduced in the fourth quarter of fiscal 2014.

As expected at the time of that conclusion, our earnings have continued to improve such that we have not been and are currently not in a three-year cumulative loss position as of April 30, 2017. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence that we had when the full valuation allowance was recorded and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts and sales pace provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $628 million as of April 30, 2017 is appropriate.

The following is a discussion of the significant estimates and assumptions we used for our analysis of deferred taxes and our determination of the valuation allowance to record.

The realization of our DTA is not dependent upon assumed future events or a minimum annualized rate of increase of taxable income. As discussed above, we projected pretax income based on our recent three years cumulative performance as well as our expectations for fiscal 2017. Conservatively, we assumed the 2017 level of pretax profit (excluding the gains on extinguishment of debt in 2017) for the remaining 19 years used in the analysis even though our longer-term projections show growth in pretax profit in these future years. After projecting the pretax income, we then scheduled all temporary and permanent tax differences for all NOL carryforward periods. Realization of deferred tax assets/liabilities was scheduled by year of forecasted realization based on the Internal Revenue Code.

We considered all available positive and negative evidence to determine whether, based on the weight of that evidence, an additional valuation allowance for our DTAs was necessary in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that the DTAs that do not have a valuation allowance will be realized. In analyzing all of these factors, overall the positive evidence, both objective and subjective, outweighed the negative evidence.

1.	Recent financial results that put us in a cumulative three-year income position as of April 30, 2017. (Positive Objective Evidence)
2.	Our ability to schedule the use of most DTAs related to temporary differences. (Positive Objective Evidence)

3.

In the fourth quarter of fiscal 2016, we completed several debt refinancing/restructuring transactions which will significantly reduce our interest incurred in fiscal 2017 and future years (based on our longer-term modeling) by $20 million per year. (Positive Objective Evidence)

4.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
5.

We exited two geographic markets and are winding down operations in two other markets that have historically had losses. By exiting these underperforming markets, the Company will be able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

Evidence of a sustained recovery in the housing markets in which we operate, supported by economic data showing housing starts, homebuilding volume and prices all increasing and forecasted to continue to increase. (Positive Subjective Evidence)

7.

As noted in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 2, our gross margins have been negatively impacted by pricing of land purchased in 2013 and 2014 during a brief period of market improvement. As we work through that land position, we expect more recent land purchases to have higher gross margins, which will improve our overall gross margin as the mix of new communities exceeds the older communities. We did not include this improvement in our projections, but it provides evidence of potential additional improvement. (Positive Subjective Evidence)

8.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a faster, stronger recovery of the housing market. (Negative Subjective Evidence)

After considering the timing of when existing DTAs will be expensed for tax purposes, we will be required to generate minimum taxable income of approximately $275 million over the next 19 years to support realizing our DTAs that did not, as of April 30, 2017, have a valuation allowance. The Company is not currently relying on any tax planning strategies to support the realization of our DTAs.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2017	2016	2017	2016

Revenues:
Northeast	$45,950	$54,046	$104,525	$126,550
Mid-Atlantic	100,600	89,987	200,826	183,807
Midwest	42,019	84,631	85,721	176,551
Southeast	56,635	51,298	113,219	90,550
Southwest	225,255	276,735	408,664	481,060
West	100,843	81,095	197,374	136,673
Total homebuilding	571,302	637,792	1,110,329	1,195,191
Financial services	14,494	17,003	27,343	35,229
Corporate and unallocated	139	(72)	272	(92)
Total revenues	$585,935	$654,723	$1,137,944	$1,230,328

(Loss) income before income taxes:
Northeast	$(2,722)	$(6,684)	$(1,816)	$(3,950)
Mid-Atlantic	918	1,072	4,800	3,694
Midwest	(3,170)	(23)	(2,458)	(5,582)
Southeast	428	(7,255)	134	(9,089)
Southwest	19,785	18,491	31,708	34,860
West	2,317	(4,318)	1,563	(10,286)
Homebuilding income before income taxes	17,556	1,283	33,931	9,647
Financial services	7,134	7,385	13,128	17,396
Corporate and unallocated (1)	(32,389)	(26,272)	(54,435)	(57,841)
Loss before income taxes	$(7,699)	$(17,604)	$(7,376)	$(30,798)

(1)  Corporate and unallocated for the three months ended April 30, 2017 included corporate general and administrative costs of $16.1 million, interest expense of $16.0 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $0.2 million and $0.1 million of other income and expenses primarily related to stock compensation and rental income. Corporate and unallocated for the six months ended April 30, 2017 included corporate general and administrative costs of $31.7 million, interest expense of $29.3 million (a component of Other interest on our Condensed Consolidated Statements of Operations), gain on extinguishment of debt of $7.4 million and $0.8 million of other income and expenses primarily related to bond amortization, stock compensation and rental income.

(In thousands)	April 30, 2017	October 31, 2016

Assets:
Northeast	$196,796	$219,363
Mid-Atlantic	290,279	292,899
Midwest	103,805	111,596
Southeast	236,085	226,124
Southwest	337,646	341,472
West	207,773	269,400
Total homebuilding	1,372,384	1,460,854
Financial services	119,538	197,230
Corporate and unallocated(1)	641,674	696,872
Total assets	$2,133,596	$2,354,956

(1) Includes $284.5 million and $283.6 million of income taxes receivable, including deferred tax assets, as of April 30, 2017 and October 31, 2016, respectively.

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

(Dollars in thousands)	April 30, 2017
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$44,927	$162	$45,089
Inventories	625,716	9,941	635,657
Other assets	28,847	-	28,847
Total assets	$699,490	$10,103	$709,593

Liabilities and equity:
Accounts payable and accrued liabilities	$97,887	$473	$98,360
Notes payable	289,791	1,490	291,281
Total liabilities	387,678	1,963	389,641
Equity of:
Hovnanian Enterprises, Inc.	89,904	3,238	93,142
Others	221,908	4,902	226,810
Total equity	311,812	8,140	319,952
Total liabilities and equity	$699,490	$10,103	$709,593
Debt to capitalization ratio	48%	15%	48%

(Dollars in thousands)	October 31, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$48,542	$1,478	$50,020
Inventories	516,947	11,010	527,957
Other assets	25,865	-	25,865
Total assets	$591,354	$12,488	$603,842

Liabilities and equity:
Accounts payable and accrued liabilities	$72,302	$1,812	$74,114
Notes payable	214,911	2,261	217,172
Total liabilities	287,213	4,073	291,286
Equity of:
Hovnanian Enterprises, Inc.	88,379	3,220	91,599
Others	215,762	5,195	220,957
Total equity	304,141	8,415	312,556
Total liabilities and equity	$591,354	$12,488	$603,842
Debt to capitalization ratio	41%	21%	41%

As of April 30, 2017 and October 31, 2016, we had advances and a note receivable outstanding of $13.6 million and $8.9 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $106.7 million and $100.5 million at April 30, 2017 and October 31, 2016, respectively.

	For the Three Months Ended April 30, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$86,556	$1,658	$88,214
Cost of sales and expenses	(87,957)	(1,841)	(89,798)
Joint venture net loss	$(1,401)	$(183)	$(1,584)
Our share of net loss	$(4,583)	$(92)	$(4,675)

	For the Three Months Ended April 30, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$25,760	$521	$26,281
Cost of sales and expenses	(31,480)	(96)	(31,576)
Joint venture net (loss) income	$(5,720)	$425	$(5,295)
Our share of net (loss) income	$(1,353)	$213	$(1,140)

	For the Six Months Ended April 30, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$151,493	$2,860	$154,353
Cost of sales and expenses	(155,183)	(2,823)	(158,006)
Joint venture net (loss) income	$(3,690)	$37	$(3,653)
Our share of net (loss) income	$(6,264)	$18	$(6,246)

	For the Six Months Ended April 30, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$46,026	$1,617	$47,643
Cost of sales and expenses	(55,659)	(1,319)	(56,978)
Joint venture net (loss) income	$(9,633)	$298	$(9,335)
Our share of net (loss) income	$(2,849)	$149	$(2,700)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $3.0 million and $1.1 million for the three months ended April 30, 2017 and 2016, respectively, and $5.1 million and $1.9 million for the six months ended April 30, 2017 and 2016, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 48%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2017	Fair Value at October 31, 2016

Mortgage loans held for sale (1)	Level 2	$88,307	$165,077
Interest rate lock commitments	Level 2	100	(80)
Forward contracts	Level 2	(306)	86
Total		$88,101	$165,083

(1)  The aggregate unpaid principal balance was $82.6 million and $149.4 million at April 30, 2017 and October 31, 2016, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $541.3 million at April 30, 2017. Loans in process for which interest rates were committed to the borrowers totaled $59.5 million as of April 30, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2017, the segment had open commitments amounting to $32.0 million to sell MBS with varying settlement dates through June 21, 2017.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$645	$109	$(422)

	Three Months Ended April 30, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(1,178)	$(377)	$593

	Six Months Ended April 30, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(2,379)	$179	$(391)

	Six Months Ended April 30, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$3,829	$30	$(550)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and six months ended April 30, 2017 and 2016. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		April 30, 2017
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$8,474	$(1,549)	$6,925
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Three Months Ended
		April 30, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$15,710	$(4,730)	$10,980
Land and land options held for future development or sale	Level 3	$1,012	$(646)	$366

		Six Months Ended
		April 30, 2017
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$14,776	$(4,136)	$10,640
Land and land options held for future development or sale	Level 3	$6,326	$(81)	$6,245

		Six Months Ended
		April 30, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$44,238	$(14,399)	$29,839
Land and land options held for future development or sale	Level 3	$1,169	$(694)	$475

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $1.5 million and $4.2 million for the three and six months ended April 30, 2017, respectively, and $5.4 million and $15.1 million for the three and six months ended April 30, 2016, respectively. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $314.3 million and $251.7 million as of April 30, 2017 and October 31, 2016, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $963.4 million, $4.0 million and $52.6 million, respectively, as of April 30, 2017. As of October 31, 2016, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $883.0 million, $6.3 million and $55.2 million, respectively.

20.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of April 30, 2017, had issued and outstanding $1,067.0 million of senior secured notes ($1,044.0 million, net of discount and debt issuance costs), $368.5 million senior notes ($365.6 million net of debt issuance costs) and $4.0 million senior amortizing notes ($3.9 million net of debt issuance costs) and $52.6 million senior exchangeable notes (issued as components of our 6.0% Exchangeable Note Units) ($52.4 million net of debt issuance costs). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

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

The senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 and our senior secured notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Securities Act. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019 or the senior secured notes (however, the Notes Guarantors for the 7.0% Senior Notes due 2019, the 8.0% Senior Notes due 2019, the 2020 Secured Notes and the 10.0% Second Lien Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Notes Guarantors of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Notes Guarantors are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 30, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$201,443	$1,133,656	$394,507	$-	$1,729,606
Financial services			20,377	99,161		119,538
Income taxes receivable	134,291	(43,308)	193,437	32		284,452
Intercompany receivable		1,249,183		14,076	(1,263,259)	-
Investments in and amounts due from consolidated subsidiaries			372,077		(372,077)	-
Total assets	$134,291	$1,407,318	$1,719,547	$507,776	$(1,635,336)	$2,133,596

LIABILITIES AND EQUITY:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$2,467	$129	$488,589	$57,862	$-	$549,047
Financial services			19,725	77,352		97,077
Notes payable and term loan and Revolving credit facility		1,617,889	3,001	485		1,621,375
Intercompany payable	155,137		1,108,125		(1,263,262)	-
Amounts due to consolidated subsidiaries	110,590	23,975			(134,565)	-
Stockholders’ (deficit) equity	(133,903)	(234,675)	100,107	372,077	(237,509)	(133,903)
Total liabilities and equity	$134,291	$1,407,318	$1,719,547	$507,776	$(1,635,336)	$2,133,596

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$271,216	$1,194,267	$408,610	$-	$1,874,093
Financial services			13,453	183,777		197,230
Income taxes receivable	115,940	(58,597)	226,258	32		283,633
Intercompany receivable		1,227,334		88,112	(1,315,446)	-
Investments in and amounts due from consolidated subsidiaries		4,914	437,628		(442,542)	-
Total assets	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956

LIABILITIES AND EQUITY:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$3,506	$1,118	$565,163	$83,476	$-	$653,263
Financial services			13,338	159,107		172,445
Notes payable and term loan and Revolving credit facility		1,652,357	5,084	317		1,657,758
Intercompany payable	157,993		1,157,453		(1,315,446)	-
Amounts due to consolidated subsidiaries	82,951				(82,951)	-
Stockholders’ (deficit) equity	(128,510)	(208,608)	130,568	437,631	(359,591)	(128,510)
Total liabilities and equity	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$483,942	$87,499	$-	$571,441
Financial services			2,749	11,745		14,494
Intercompany charges		23,218			(23,218)	-
Total revenues	-	23,218	486,691	99,244	(23,218)	585,935

Expenses:
Homebuilding	1,471	32,987	472,748	74,264		581,470
Financial services			1,760	5,600		7,360
Intercompany charges			23,218		(23,218)	-
Total expenses	1,471	32,987	497,726	79,864	(23,218)	588,830
Loss on extinguishment of debt		(242)				(242)
Income (loss) from unconsolidated joint ventures			20	(4,582)		(4,562)
(Loss) income before income taxes	(1,471)	(10,011)	(11,015)	14,798	-	(7,699)
State and federal income tax (benefit) provision	(6,272)	(8,354)	13,609			(1,017)
Equity in (loss) income of consolidated subsidiaries	(11,483)	(14,886)	14,798		11,571	-
Net (loss) income	$(6,682)	$(16,543)	$(9,826)	$14,798	$11,571	$(6,682)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$523,418	$114,302	$-	$637,720
Financial services			2,676	14,327		17,003
Intercompany charges		26,567			(26,567)	-
Total revenues	-	26,567	526,094	128,629	(26,567)	654,723

Expenses:
Homebuilding	(343)	33,396	525,553	102,757		661,363
Financial services			1,823	7,795		9,618
Intercompany charges			25,838	729	(26,567)	-
Total expenses	(343)	33,396	553,214	111,281	(26,567)	670,981
Income from unconsolidated joint ventures			7	(1,353)		(1,346)
(Loss) income before income taxes	343	(6,829)	(27,113)	15,995	-	(17,604)
State and federal income tax benefit	(4,885)	(8,410)	4,152			(9,143)
Equity in (loss) income of consolidated subsidiaries	(13,689)	(13,562)	15,995		11,256	-
Net (loss) income	$(8,461)	$(11,981)	$(15,270)	$15,995	$11,256	$(8,461)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$939,314	$171,287	$-	$1,110,601
Financial services			5,247	22,096		27,343
Intercompany charges		46,158			(46,158)	-
Total revenues	-	46,158	944,561	193,383	(46,158)	1,137,944

Expenses:
Homebuilding	1,999	66,029	917,341	146,912		1,132,281
Financial services			3,473	10,742		14,215
Intercompany charges			46,158		(46,158)	-
Total expenses	1,999	66,029	966,972	157,654	(46,158)	1,146,496
Gain on extinguishment of debt		7,404				7,404
Income (loss) from unconsolidated joint ventures			36	(6,264)		(6,228)
(Loss) income before income taxes	(1,999)	(12,467)	(22,375)	29,465	-	(7,376)
State and federal income tax (benefit) provision	(22,813)	(15,289)	37,551			(551)
Equity in (loss) income of consolidated subsidiaries	(27,639)	(28,889)	29,465		27,063	-
Net (loss) income	$(6,825)	$(26,067)	$(30,461)	$29,465	$27,063	$(6,825)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$998,328	$196,771	$-	$1,195,099
Financial services			4,921	30,308		35,229
Intercompany charges		61,107			(61,107)	-
Total revenues	-	61,107	1,003,249	227,079	(61,107)	1,230,328

Expenses:
Homebuilding	1,597	69,207	992,173	177,490		1,240,467
Financial services			3,447	14,386		17,833
Intercompany charges			60,301	806	(61,107)	-
Total expenses	1,597	69,207	1,055,921	192,682	(61,107)	1,258,300
Income (loss) from unconsolidated joint ventures			23	(2,849)		(2,826)
(Loss) income before income taxes	(1,597)	(8,100)	(52,649)	31,548	-	(30,798)
State and federal income tax (benefit) provision	(19,435)	(15,328)	28,599			(6,164)
Equity in (loss) income of consolidated subsidiaries	(42,472)	(27,072)	31,548		37,996	-
Net (loss) income	$(24,634)	$(19,844)	$(49,700)	$31,548	$37,996	$(24,634)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,825)	$(26,067)	$(30,461)	$29,465	$27,063	$(6,825)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(17,958)	(14,731)	168,583	15,212	(27,063)	124,043
Net cash (used in) provided by operating activities	(24,783)	(40,798)	138,122	44,677	-	117,218
Cash flows from investing activities:
Proceeds from sale of property and assets			86			86
Purchase of property, equipment & other fixed assets and acquisitions			(4,500)			(4,500)
Increase in restricted cash related to mortgage company				(2,715)		(2,715)
Decrease in restricted cash related to letters of credit		1				1
Investments in and advances to unconsolidated joint ventures		(240)		(23,128)		(23,368)
Distributions of capital from unconsolidated joint ventures			27	10,708		10,735
Intercompany investing activities		7,043			(7,043)	-
Net cash provided by (used in) investing activities	-	6,804	(4,387)	(15,135)	(7,043)	(19,761)
Cash flows from financing activities:
Net payments related to mortgages and notes			(3,116)	(13,124)		(16,240)
Net proceeds from model sale leaseback financing programs			698	(2,516)		(1,818)
Net proceeds from land bank financing programs			(27,176)	(5,798)		(32,974)
Payments related to senior notes and senior amortizing notes		(33,327)				(33,327)
Net proceeds related to mortgage warehouse lines of credit				(75,471)		(75,471)
Deferred financing costs from land bank financing programs and note issuances		(2,459)	(973)	(173)		(3,605)
Intercompany financing activities	24,783		(105,862)	74,036	7,043	-
Net cash provided by (used in) financing activities	24,783	(35,786)	(136,429)	(23,046)	7,043	(163,435)
Net (decrease) increase in cash	-	(69,780)	(2,694)	6,496	-	(65,978)
Cash and cash equivalents balance, beginning of period		261,553	(395)	85,607		346,765
Cash and cash equivalents balance, end of period	$-	$191,773	$(3,089)	$92,103	$-	$280,787

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(24,634)	$(19,844)	$(49,700)	$31,548	$37,996	$(24,634)
Adjustments to reconcile net (loss) income to net cash used in operating activities	(12,034)	22,078	120,711	(99,312)	(37,996)	(6,553)
Net cash (used in) provided by operating activities	(36,668)	2,234	71,011	(67,764)	-	(31,187)
Cash flows from investing activities:
Proceeds from sale of property and assets			94	21		115
Purchase of property, equipment & other fixed assets and acquisitions			(1,620)	(31)		(1,651)
Increase in restricted cash related to mortgage company				(204)		(204)
Decrease in restricted cash related to letters of credit		325				325
Investments in and advances to unconsolidated joint ventures		(130)	(990)	(15,623)		(16,743)
Distributions of capital from unconsolidated joint ventures		(186)	1,087	4,164		5,065
Intercompany investing activities		80,160			(80,160)	-
Net cash (used in) provided by investing activities	-	80,169	(1,429)	(11,673)	(80,160)	(13,093)
Cash flows from financing activities:
Net payments related to mortgages and notes			(13,649)	(5,490)		(19,139)
Net proceeds from model sale leaseback financing programs			3,179	(1,960)		1,219
Net proceeds from land bank financing programs			90,425	24,048		114,473
Payments related to senior notes and senior amortizing notes		(175,040)				(175,040)
Borrowings from revolving credit facility		3,000				3,000
Net proceeds related to mortgage warehouse lines of credit				257		257
Deferred financing costs from land bank financing programs and note issuances			(3,380)	(1,201)		(4,581)
Intercompany financing activities	36,668		(146,900)	30,072	80,160	-
Net cash (used in) provided by financing activities	36,668	(172,040)	(70,325)	45,726	80,160	(79,811)
Net decrease in cash and cash equivalents	-	(89,637)	(743)	(33,711)	-	(124,091)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$109,681	$(5,543)	$25,516	$-	$129,654

21.	Transactions with Related Parties

During the three months ended April 30, 2017 and 2016, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.4 million, respectively. During the six months ended April 30, 2017 and 2016, the services provided by such engineering firm to the Company totaled $0.4 million and $0.7 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed last quarter, during fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and we decided to temporarily reduce the amount of cash we were spending on future land acquisitions and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land banking and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily reduce our ability to invest as aggressively in new land parcels as previously planned. This resulted in a reduction in our community count in fiscal 2016 and the first half of fiscal 2017, along with a decrease in net contracts during these periods, as compared to the same periods of the prior year. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our upcoming debt maturities and had homebuilding cash of $339.8 million as of October 31, 2016. This cash position allowed us to spend $290.1 million on land purchases and land development in the first half of fiscal 2017. We expect to continue to actively seek additional land investment opportunities in fiscal 2017, a year in which we do not have to allocate cash for significant debt maturities. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The above factors led to a reduction in our land position and a 25.5% decline in our community count over last year’s second quarter and as a result, during the three and six months ended April 30, 2017, we experienced mixed operating results compared to the same periods of the prior year. Gross margin percentage increased from 11.1% and 11.3% for the three and six months ended April 30, 2016, respectively, to 12.6% and 13.0% for the three and six months ended April 30, 2017. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.1% and 16.3% for the three and six months ended April 30, 2016, respectively, to 16.5% and 16.8% for the three and six months ended April 30, 2017, respectively. The increases in gross margin percentage were primarily due to the mix of higher margin homes delivered during the three and six months ended April 30, 2017 compared to the same periods of the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue remained flat at 10.5% for the three months ended April 30, 2016, compared to the three months ended April 30, 2017 and decreased slightly from 10.8% for the six months ended April 30, 2016, to 10.7% for the six months ended April 30, 2017. For the three and six months ended April 30, 2017, sale of homes revenues decreased 9.4% and 7.1%, respectively, as compared to the same periods of the prior year. This decrease in revenues was primarily due to a decrease in the volume of deliveries, partially offset by an increase in average price per home, which was a result of geographic and community mix of our deliveries. Active selling communities decreased from 196 at April 30, 2016 to 146 at April 30, 2017, and net contracts decreased 12.3% and 17.3%, respectively, for the three and six months ended April 30, 2017, compared to the same periods of the prior year. However, net contracts per average active selling community increased to 10.9 for the three months ended April 30, 2017 compared to 9.2 in the same period in the prior year. Net contracts per average active selling community increased to 17.6 for the six months ended April 30, 2017 compared to 15.8 in the same period in the prior year. This improvement in net contracts per average active selling community demonstrates an increase in sales absorption, which allows us to be more efficient because we will deliver more homes per community without any increase in fixed overheads in those communities.

When comparing sequentially from the first quarter of fiscal 2017 to the second quarter of fiscal 2017, our gross margin percentage decreased from 13.5% to 12.6% and our gross margin percentage, before cost of sales interest expense and land charges, decreased from 17.2% to 16.5%. Gross margin percentage decreased primarily due to labor and materials construction cost increases, which have been affecting both us and the overall homebuilding industry. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased slightly from 10.9% to 10.5%, as compared to the first quarter of fiscal 2017. Selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues increased from the first quarter of fiscal 2017 to the second quarter of fiscal 2017, consistent with our normal seasonality trends, selling, general and administrative costs as a percentage of total revenues decreased. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 2,504 homes in backlog with a dollar value of $1.1 billion at April 30, 2017 (a decrease of 23.6% in dollar value compared to the second quarter ended April 30, 2016). As discussed above, we have invested $290.1 million in land purchases and land development in the first half of fiscal 2017, which resulted in an increase in our controlled lots, including unconsolidated joint ventures, sequentially from the first to the second quarter of fiscal 2017 and is expected to eventually result in community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to a few years (in a market such as New Jersey). Given the mix of land that we currently control and the land investment we currently anticipate, we are not expecting community count growth until the second half of fiscal 2018. Once our community count grows, absent adverse market factors, we expect delivery and revenue growth will follow.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. In fiscal 2016, as a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we decided to exit the Minneapolis, MN and Raleigh, NC markets, and completed the sale of our land portfolios in those markets. In addition, we entered into a new joint venture by transferring eight communities to the joint venture and receiving cash in return. In the first half of fiscal 2017, we transferred an additional four communities to the joint venture, which resulted in $11.2 million of net cash proceeds to us during the period. We also decided in fiscal 2016 to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position. Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at April 30, 2017 decreased $64.8 million from October 31, 2016. In addition to using cash to pay down debt during the first half of fiscal 2017, we spent $290.1 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $117.2 million of cash from operations. During the first half of fiscal 2017, cash used in investing activities was $19.8 million, primarily related to an investment in an existing joint venture. Cash used in financing activities was $163.4 million during the first half of fiscal 2017, which included $30.8 million for repurchases of debt, $41.6 million for land banking programs and a $75.5 million reduction in mortgage loans held for sale. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2017 and 2016 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2017 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In the first half of fiscal 2017, as a result of lower spending on land purchases and land development as compared to the first half of fiscal 2016, we generated cash from operations. As we continue to increase spending on land purchases and land development, cash flow from operations will decrease. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

As of April 30, 2017, we had a $75.0 million outstanding senior secured term loan facility (“the Term Loan Facility”) ($72.4 million net of debt issuance costs), and $1,067.0 million of outstanding senior secured notes ($1,044.0 million, net of discount and debt issuance costs), comprised of $577.0 million 7.25% Senior Secured First Lien Notes due 2020 (the “First Lien Notes”), $145.0 million 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes”), $75.0 million 10.0% Senior Secured Second Lien Notes due 2018 (the “10.0% Second Lien Notes”), $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below) and $75.0 million 9.5% Senior Secured Notes due 2020 (the “9.5% Secured Notes”). As of April 30, 2017, we also had $368.5 million of outstanding senior notes ($365.6 million net of debt issuance costs), comprised of $132.5 million 7.0% Senior Notes due 2019 and $236.0 million 8.0% Senior Notes due 2019. In addition, as of April 30, 2017, we had outstanding $4.0 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($3.9 million net of debt issuance costs) and $52.6 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($52.4 million net of debt issuance costs).

Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at April 30, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Secured Notes (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at April 30, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness and refinancing indebtedness, under the Term Loan and certain of the senior secured notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, make investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the indentures governing the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of April 30, 2017, we believe we were in compliance with the covenants of Term Loan Facility and the indentures governing our outstanding notes.

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

During the six months ended April 30, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 6.0% Exchangeable Note Units ("Units") representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “(Loss) gain on extinguishment of debt” on the Condensed Consolidated Statement of Operations. This gain was slightly offset by $0.4 million of costs associated with the 9.5% Senior Secured Notes due 2020 issued during the fourth quarter of fiscal 2016.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility and K. Hovnanian’s senior secured notes, senior notes and 6.0% Exchangeable Note Units.

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $66.4 million and $82.1 million (net of debt issuance costs) at April 30, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $192.7 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.1% and 4.9% at April 30, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.7 million and $14.3 million at April 30, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.8% at both April 30, 2017 and October 31, 2016, respectively. As of April 30, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $0.7 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of April 30, 2017 there were $52.0 million of borrowings and $15.4 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of April 30, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both April 30, 2017 and October 31, 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both April 30, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2017 and October 31, 2016, we had an aggregate of $70.1 million and $145.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements and facilities.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $19.8 million during the six months ended April 30, 2017 from October 31, 2016. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $22.1 million, in the Midwest by $1.6 million, in the Southwest by $0.5 million and in the West by $33.7 million. These decreases were partially offset by an increase in the Mid-Atlantic of $17.8 million and in the Southeast of $20.3 million. These inventory fluctuations were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the six months ended April 30, 2017, we had impairments in the amount of $4.2 million. We wrote-off costs in the amount of $0.9 million during the six months ended April 30, 2017 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at April 30, 2017 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $54.1 million. Consolidated inventory not owned consists of specific performance options and other options that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2016 to April 30, 2017 was primarily due to a decrease in land banking transactions along with a slight decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2017, inventory of $78.1 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $48.6 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2017, inventory of $76.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $68.1 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheet. As of April 30, 2017, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2017, we had mothballed land in 25 communities. The book value associated with these communities at April 30, 2017 was $66.0 million, which was net of impairment charges recorded in prior periods of $239.9 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2017, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $37.6 million and $48.7 million, respectively, of our total inventories at April 30, 2017 and October 31, 2016, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2017:

Northeast	4	467	3,872	4,339
Mid-Atlantic	29	1,807	2,608	4,415
Midwest	18	2,003	1,913	3,916
Southeast	17	1,985	873	2,858
Southwest	63	3,469	2,237	5,706
West	15	1,270	3,733	5,003

Consolidated total	146	11,001	15,236	26,237

Unconsolidated joint ventures(2)	24	3,696	1,712	5,408

Owned		6,388	6,416	12,804
Optioned		4,479	8,820	13,299

Controlled lots		10,867	15,236	26,103

Construction to permanent financing lots		134	-	134

Consolidated total		11,001	15,236	26,237

(1)  Active communities are open for sale communities with ten or more home sites available.

(2) Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2016:

Northeast	7	642	4,220	4,862
Mid-Atlantic	30	1,987	2,202	4,189
Midwest	18	1,557	2,536	4,093
Southeast	22	1,546	1,938	3,484
Southwest	72	3,766	886	4,652
West	18	1,609	3,908	5,517

Consolidated total	167	11,107	15,690	26,797

Unconsolidated joint ventures(2)	21	3,419	1,212	4,631

Owned		5,764	7,778	13,542
Optioned		5,196	7,912	13,108

Controlled lots		10,960	15,690	26,650

Construction to permanent financing lots		147	-	147

Consolidated total		11,107	15,690	26,797

(1)  Active communities are open for sale communities with ten or more home sites available.

(2) Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the number of started unsold homes from October 31, 2016 to April 30, 2017 is primarily due to the decrease in community count during the period.

	April 30, 2017			October 31, 2016
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	19	6	25	57	11	68
Mid-Atlantic	64	9	73	113	4	117
Midwest	27	7	34	33	14	47
Southeast	101	21	122	66	20	86
Southwest	323	10	333	425	8	433
West	10	7	17	33	20	53

Total	544	60	604	727	77	804

Started or completed unsold homes and models per active selling communities (1)	3.7	0.4	4.1	4.3	0.5	4.8

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 146 and 167 at April 30, 2017 and October 31, 2016, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Homebuilding – Restricted cash and cash equivalents decreased $2.1 million from October 31, 2016 to $1.8 million at April 30, 2017. The decrease was primarily due to the release of escrow cash related to our warranty obligations in certain communities where the warranty coverage period has elapsed.

Investments in and advances to unconsolidated joint ventures increased $6.2 million to $106.7 million at April 30, 2017 compared to October 31, 2016. The increase was primarily due to an additional investment in one of our joint ventures in the first half of fiscal 2017, along with an investment in a new joint venture in the second quarter of fiscal 2017 and additional advances on an existing joint venture. These increases were partially offset by decreases primarily related to partner distributions during the period. As of both April 30, 2017 and October 31, 2016, we had investments in 10 homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $12.0 million from October 31, 2016 to $37.7 million at April 30, 2017. The decrease was primarily due to a decrease in refundable deposits resulting from reimbursements received during the period.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2017	2016	Change

Prepaid insurance	$4,425	$3,228	$1,197
Prepaid project costs	34,184	38,032	(3,848)
Net rental properties	209	447	(238)
Other prepaids	6,656	4,493	2,163
Other assets	738	562	176
Total	$46,212	$46,762	$(550)

Prepaid insurance increased during the six months ended April 30, 2017 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined. Other prepaids increased primarily due to the timing of payments, partially offset by amortization of various prepaid costs, including annual software licenses.

Financial services other assets consist primarily of residential mortgages receivable held for sale of which $85.6 million and $155.0 million at April 30, 2017 and October 31, 2016, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2016 is related to a decrease in the volume of loans originated during the second quarter of 2017 compared to the fourth quarter of 2016, partially due to the decrease in deliveries, along with a decrease in the average loan value.

Nonrecourse mortgages decreased to $66.4 million at April 30, 2017 from $82.1 million at October 31, 2016. The decrease was primarily due to the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture, partially offset by new mortgages for communities in the Northeast and the Mid-Atlantic obtained during the six months ended April 30, 2017.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2017	2016	Change

Accounts payable	$140,933	$160,924	$(19,991)
Reserves	122,925	126,888	(3,963)
Accrued expenses	12,877	17,913	(5,036)
Accrued compensation	29,107	44,715	(15,608)
Other liabilities	6,116	18,788	(12,672)
Total	$311,958	$369,228	$(57,270)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. Reserves decreased during the period as payments for warranty related claims exceeded new accruals primarily for general liability insurance. The decrease in accrued expenses was primarily due to decreases in accrued property tax, along with the amortization of abandoned lease space accruals. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2016 bonuses during the first quarter of 2017, partially offset by the new accruals for bonuses for six months of fiscal 2017.

Customers’ deposits increased $2.9 million to $40.3 million at April 30, 2017. The slight increase was primarily related to the slight increase in backlog during the period.

Liabilities from inventory not owned decreased $33.5 million to $116.7 million at April 30, 2017. The decrease was primarily due to a decrease in land banking activity during the period, along with a slight decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $75.3 million from $172.4 million at October 31, 2016, to $97.1 million at April 30, 2017. The decrease is primarily due to a decrease in our mortgage warehouse lines of credit, and correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2017	April 30, 2016	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$567,553	$626,157	$(58,604)	(9.4)%
Land sales and other revenues	3,888	11,563	(7,675)	(66.4)%
Financial services	14,494	17,003	(2,509)	(14.8)%

Total revenues	$585,935	$654,723	$(68,788)	(10.5)%

	Six Months Ended
(Dollars in thousands)	April 30, 2017	April 30, 2016	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,098,968	$1,182,932	$(83,964)	(7.1)%
Land sales and other revenues	11,633	12,167	(534)	(4.4)%
Financial services	27,343	35,229	(7,886)	(22.4)%

Total revenues	$1,137,944	$1,230,328	$(92,384)	(7.5)%

Homebuilding

For the three and six months ended April 30, 2017, sale of homes revenues decreased $58.6 million, or 9.4%, and $84.0 million or 7.1%, respectively, as compared to the same periods of the prior year. These decreases were primarily due to the number of home deliveries decreasing 15.0% and 12.3% for the three and six months ended April 30, 2017, respectively, as compared to the prior year periods, partially offset by increases in the average price per home. The average price per home increased to $418,000 in the three months ended April 30, 2017 from $392,000 in the three months ended April 30, 2016. The average price per home increased to $415,000 in the six months ended April 30, 2017 from $392,000 in the six months ended April 30, 2016. The increase in average price was primarily the result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community's performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the changes in segment revenues see “Homebuilding Operations by Segment” below. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change

Northeast:
Dollars	$45,917	$53,913	(14.8)%	$98,824	$126,351	(21.8)%
Homes	99	108	(8.3)%	203	259	(21.6)%

Mid-Atlantic:
Dollars	$100,120	$89,873	11.4%	$200,279	$183,425	9.2%
Homes	202	194	4.1%	406	400	1.5%

Midwest:
Dollars	$41,794	$76,793	(45.6)%	$85,445	$168,633	(49.3)%
Homes	134	239	(43.9)%	284	513	(44.6)%

Southeast:
Dollars	$54,005	$51,230	5.4%	$110,391	$90,424	22.1%
Homes	127	156	(18.6)%	265	272	(2.6)%

Southwest:
Dollars	$224,898	$273,304	(17.7)%	$408,158	$477,493	(14.5)%
Homes	639	733	(12.8)%	1,170	1,283	(8.8)%

West:
Dollars	$100,819	$81,044	24.4%	$195,871	$136,606	43.4%
Homes	157	168	(6.5)%	320	293	9.2%

Consolidated total:
Dollars	$567,553	$626,157	(9.4)%	$1,098,968	$1,182,932	(7.1)%
Homes	1,358	1,598	(15.0)%	2,648	3,020	(12.3)%

Unconsolidated joint ventures(1)
Dollars	$86,215	$25,576	237.1%	$150,856	$45,763	229.6%
Homes	139	49	183.7%	247	93	165.6%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three and six months ended April 30, 2017 as compared to the same period of the prior year was primarily attributed to a decrease in deliveries as our community count has decreased year over year.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended April 30,		Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016

Northeast:
Dollars	$29,918	$74,727	$67,963	$114,511	$68,650	$135,164
Homes	66	142	149	234	150	268

Mid-Atlantic:
Dollars	$123,045	$150,369	$225,291	$280,685	$273,986	$336,358
Homes	226	285	416	545	440	598

Midwest:(2)
Dollars	$61,489	$69,445	$107,055	$137,014	$126,138	$162,671
Homes	196	216	341	423	431	554

Southeast:(3)
Dollars	$55,577	$84,665	$102,028	$174,924	$136,807	$190,435
Homes	141	205	249	418	316	425

Southwest:
Dollars	$227,500	$262,344	$398,384	$470,986	$275,870	$416,205
Homes	671	731	1,156	1,291	749	1,041

West:
Dollars	$142,522	$126,505	$226,945	$218,578	$211,215	$188,859
Homes	290	233	452	432	418	342

Consolidated total:
Dollars	$640,051	$768,055	$1,127,666	$1,396,698	$1,092,666	$1,429,692
Homes	1,590	1,812	2,763	3,343	2,504	3,228

Unconsolidated joint ventures(4)
Dollars	$87,317	$21,236	$167,617	$61,057	$174,325	$147,376
Homes	158	50	297	111	310	225

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) The Midwest net contracts include 16 homes and 61 homes, respectively, and $7.0 million and $25.5 million, respectively, for the three and six months ended April 30, 2016 from Minneapolis, MN.

(3) The Southeast net contracts include 24 homes and 70 homes, respectively, and $9.9 million and $31.6 million, respectively, for the three and six months ended April 30, 2016 from Raleigh, NC.

(4) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

In the first half of 2017, our open for sale community count decreased to 146 from 167 at October 31, 2016, which is the net result of opening 27 new communities, closing 47 communities and transferring one community to an existing joint venture since the beginning of fiscal 2017. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count for the six months ended April 30, 2017 as compared to the same period of the prior year. However, as a sign of improvement in our sales absorption, net contracts per average active selling community for the six months ended April 30, 2017 was 17.6 compared to 15.8 for the same period of the prior year. Net contracts per active selling community increased to 10.9 for the three months ended April 30, 2017 from 9.2 for the three months ended April 30, 2016.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	19%	20%	16%	18%	16%
Second	18%	19%	16%	17%	15%
Third		21%	20%	22%	17%
Fourth		20%	20%	22%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	12%	13%	11%	11%	12%
Second	16%	14%	14%	17%	15%
Third		12%	13%	13%	12%
Fourth		11%	12%	14%	14%

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

Total cost of sales on our Condensed Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and homebuilding gross margin is set forth below.

Homebuilding gross margin before cost of sales interest expense and land charges is a non-GAAP financial measure. This measure should not be considered as an alternative to homebuilding gross margin determined in accordance with GAAP as an indicator of operating performance.

Management believes this non-GAAP measure enables investors to better understand our operating performance. This measure is also useful internally, helping management evaluate our operating results on a consolidated basis and relative to other companies in our industry. In particular, the magnitude and volatility of land charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding land charges, as well as interest amortized to cost of sales, and other similar presentations prepared by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt.

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2017	2016	2017	2016

Sale of homes	$567,553	$626,157	$1,098,968	$1,182,932

Cost of sales, excluding interest expense and land charges	473,980	525,442	913,897	989,588

Homebuilding gross margin, before cost of sales interest expense and land charges	93,573	100,715	185,071	193,344

Cost of sales interest expense, excluding land sales interest expense	20,313	21,340	36,887	38,183

Homebuilding gross margin, after cost of sales interest expense, before land charges	73,260	79,375	148,184	155,161

Land charges	1,953	9,669	5,137	21,350

Homebuilding gross margin	$71,307	$69,706	$143,047	$133,811

Gross margin percentage	12.6%	11.1%	13.0%	11.3%

Gross margin percentage, before cost of sales interest expense and land charges	16.5%	16.1%	16.8%	16.3%

Gross margin percentage, after cost of sales interest expense, before land charges	12.9%	12.7%	13.5%	13.1%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Sale of homes	100%	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	73.6%	73.6%	73.1%	73.4%
Commissions	3.5%	3.6%	3.4%	3.5%
Financing concessions	1.1%	1.4%	1.2%	1.4%
Overheads	5.3%	5.3%	5.5%	5.4%
Total cost of sales, before interest expense and land charges	83.5%	83.9%	83.2%	83.7%
Cost of sales interest	3.6%	3.4%	3.3%	3.2%
Land charges	0.3%	1.6%	0.5%	1.8%

Gross margin percentage	12.6%	11.1%	13.0%	11.3%
Gross margin percentage, before cost of sales interest expense and land charges	16.5%	16.1%	16.8%	16.3%
Gross margin percentage, after cost of sales interest expense, before land charges	12.9%	12.7%	13.5%	13.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 12.6% during the three months ended April 30, 2017 compared to 11.1% for the same period last year and increased to 13.0% during the six months ended April 30, 2017 compared to 11.3% for the same period last year. The increase in gross margin percentage for the three and six months ended April 30, 2017 is primarily due to the mix of higher margin homes delivered in the first half of fiscal 2017 compared to the same period of the prior year, as a result of delivering through higher priced land purchased in 2013 and 2014, and a reduction in the use of incentives on started unsold homes, partially offset by increased labor and materials construction costs. For the six months ended April 30, 2017 and 2016, gross margin was favorably impacted by the reversal of prior period inventory impairments of $28.2 million and $25.7 million, respectively, which represented 2.6% and 2.2%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $1.9 million and $9.7 million during the three months ended April 30, 2017 and 2016, respectively, and $5.1 million and $21.4 million during the six months ended April 30, 2017 and 2016, respectively, to their estimated fair value. During the three and six months ended April 30, 2017, we wrote-off residential land options and approval and engineering costs amounting to $0.4 million and $0.9 million compared to $4.3 million and $6.3 million for the three and six months ended April 30, 2016, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in our Midwest and Southeast segments for the first half of fiscal 2017 and in all of our segments except the West for fiscal 2016. We recorded $1.5 million and $5.4 million of inventory impairments during the three months ended April 30, 2017 and April 30, 2016, respectively, and $4.2 million and $15.1 million in inventory impairments during the six months ended April 30, 2017 and April 30, 2016, respectively. The impairments recorded in the first half of fiscal 2017 were primarily related to two communities in the West and one community in the Mid-Atlantic. The impairments recorded in the first half of fiscal 2016 were for six communities that were held for sale, mainly in the Midwest related to our exit of the Minneapolis, MN market. The Midwest inventory was written down to fair value based on offers received for the property. It is difficult to predict whether impairment levels will remain low. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2017	2016	2017	2016

Land and lot sales	$2,711	$11,154	$9,712	$11,154
Cost of sales, excluding interest	1,460	10,608	6,570	10,608
Land and lot sales gross margin, excluding interest	1,251	546	3,142	546
Land and lot sales interest expense	24	104	1,772	104
Land and lot sales gross margin, including interest	$1,227	$442	$1,370	$442

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were three land sales in the three months ended April 30, 2017 compared to five in the same period of the prior year, resulting in a decrease of $8.4 million in land sales revenues. While there were five land sales in both the six months ended April 30, 2017 and 2016, there was a decrease of $1.4 million in land sales revenue.

Land sales and other revenues decreased $7.7 million and $0.5 million for the three and six months ended April 30, 2017 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and six months ended April 30, 2017, compared to the three and six months ended April 30, 2016, the decrease was mainly due to the fluctuation in land sales revenues noted above, slightly offset by increases in the various components of other revenue.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) decreased $10.9 million and $14.0 million for the three and six months ended April 30, 2017, respectively, compared to the same periods last year mainly due to our decision to exit four markets during 2016, the reduction of our community count, the decrease in insurance costs and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. These decreases resulted in the improvement of SGA as a percentage of homebuilding revenues of 8.0% and 8.1% for the three and six months ended April 30, 2017 compared to 8.8% and 8.7% for the three and six months ended April 30, 2016.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2017	2016	Variance	Variance %

Northeast
Homebuilding revenue	$45,950	$54,046	$(8,096)	(15.0)%
Loss before income taxes	$(2,722)	$(6,684)	$3,962	59.3%
Homes delivered	99	108	(9)	(8.3)%
Average sales price	$463,805	$499,194	$(35,389)	(7.1)%

Mid-Atlantic
Homebuilding revenue	$100,600	$89,987	$10,613	11.8%
Income before income taxes	$918	$1,072	$(154)	(14.4)%
Homes delivered	202	194	8	4.1%
Average sales price	$495,647	$463,262	$32,385	7.0%

Midwest
Homebuilding revenue	$42,019	$84,631	$(42,612)	(50.4)%
Loss before income taxes	$(3,170)	$(23)	$(3,147)	(13,682.6)%
Homes delivered	134	239	(105)	(43.9)%
Average sales price	$311,896	$321,312	$(9,416)	(2.9)%

Southeast
Homebuilding revenue	$56,635	$51,298	$5,337	10.4%
Income (loss) before income taxes	$428	$(7,255)	$7,683	105.9%
Homes delivered	127	156	(29)	(18.6)%
Average sales price	$425,235	$328,396	$96,839	29.5%

Southwest
Homebuilding revenue	$225,255	$276,735	$(51,480)	(18.6)%
Income before income taxes	$19,785	$18,491	$1,294	7.0%
Homes delivered	639	733	(94)	(12.8)%
Average sales price	$351,954	$372,857	$(20,903)	(5.6)%

West
Homebuilding revenue	$100,843	$81,095	$19,748	24.4%
Income (loss) before income taxes	$2,317	$(4,318)	$6,635	153.7%
Homes delivered	157	168	(11)	(6.5)%
Average sales price	$642,158	$482,404	$159,754	33.1%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2017	2016	Variance	Variance %

Northeast
Homebuilding revenue	$104,525	$126,550	$(22,025)	(17.4)%
Loss before income taxes	$(1,816)	$(3,950)	$2,134	54.0%
Homes delivered	203	259	(56)	(21.6)%
Average sales price	$486,819	$487,841	$(1,022)	(0.2)%

Mid-Atlantic
Homebuilding revenue	$200,826	$183,807	$17,019	9.3%
Income before income taxes	$4,800	$3,694	$1,106	29.9%
Homes delivered	406	400	6	1.5%
Average sales price	$493,297	$458,562	$34,735	7.6%

Midwest
Homebuilding revenue	$85,721	$176,551	$(90,830)	(51.4)%
Loss before income taxes	$(2,458)	$(5,582)	$3,124	56.0%
Homes delivered	284	513	(229)	(44.6)%
Average sales price	$300,863	$328,720	$(27,857)	(8.5)%

Southeast
Homebuilding revenue	$113,219	$90,550	$22,669	25.0%
Income (loss) before income taxes	$134	$(9,089)	$9,223	101.5%
Homes delivered	265	272	(7)	(2.6)%
Average sales price	$416,569	$332,443	$84,126	25.3%

Southwest
Homebuilding revenue	$408,664	$481,060	$(72,396)	(15.0)%
Income before income taxes	$31,708	$34,860	$(3,152)	(9.0)%
Homes delivered	1,170	1,283	(113)	(8.8)%
Average sales price	$348,854	$372,169	$(23,315)	(6.3)%

West
Homebuilding revenue	$197,374	$136,673	$60,701	44.4%
Income (loss) before income taxes	$1,563	$(10,286)	$11,849	115.2%
Homes delivered	320	293	27	9.2%
Average sales price	$612,096	$466,231	$145,865	31.3%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 15.0% for the three months ended April 30, 2017 compared to the same period of the prior year. The decrease for the three months ended April 30, 2017 was attributed to an 8.3% decrease in homes delivered and a 7.1% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in the three months ended April 30, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended April 30, 2016.

Loss before income taxes improved $4.0 million compared to the prior year to a loss of $2.7 million for the three months ended April 30, 2017. The improvement was mainly due to a $4.1 million decrease in inventory impairment loss and land option write-offs and a $1.6 million decrease in selling, general and administrative costs. Partially offsetting the improvement was a $1.4 million increase in loss from unconsolidated joint ventures. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues decreased 17.4% for the six months ended April 30, 2017 compared to the same period of the prior year. The decrease was attributed to a 21.6% decrease in homes delivered, while average sales price remained flat for the six months ended April 30, 2017 compared to the same period of fiscal 2016. Partially offsetting this decrease was a $5.5 million increase in land sales and other revenue.

Loss before income taxes improved $2.1 million compared to the prior year to a loss of $1.8 million for the six months ended April 30, 2017. The improvement was due to a $4.8 million decrease in inventory impairment loss and land option write-offs, a $2.3 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period. Partially offsetting the improvement was a $2.6 million increase in loss from unconsolidated joint ventures due to the start-up of new joint ventures during the period.

Mid-Atlantic - Homebuilding revenues increased 11.8% for the three months ended April 30, 2017 compared to the same period in the prior year. The increase was primarily due to a 4.1% increase in homes delivered and a 7.0% increase in average sales price for the three months ended April 30, 2017 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment in the three months ended April 30, 2016.

Income before income taxes decreased $0.2 million compared to the prior year to income of $0.9 million for the three months ended April 30, 2017, which was primarily due to a $1.3 million increase in inventory impairment loss and land option write-offs. Partially offsetting the decrease in income was a $0.3 million decrease in selling, general and administrative costs, $0.2 million improvement in income from unconsolidated joint ventures and the increase in homebuilding revenue discussed above. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 9.3% for the six months ended April 30, 2017 compared to the same period in the prior year. The increase was primarily due to a 1.5% increase in homes delivered and a 7.6% increase in average sales price for the six months ended April 30, 2017. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment in the six months ended April 30, 2016.

Income before income taxes increased $1.1 million compared to the prior year to $4.8 million for the six months ended April 30, 2017 due primarily to the increase in homebuilding revenue discussed above and a $0.6 million increase in income from unconsolidated joint ventures, partially offset by a $0.3 million increase in selling, general and administrative costs. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 50.4% for the three months ended April 30, 2017 compared to the same period in the prior year. The decrease was due to a 43.9% decrease in homes delivered and a 2.9% decrease in average sales price for the three months ended April 30, 2017. The decrease in average sales price was the result of less deliveries and home sales revenue for the segment due to our decision to exit the Minneapolis, MN market in fiscal 2016, which had higher priced, single family homes delivering compared to lower priced, single family homes delivering for the remaining markets in the segment. Also impacting the decrease was a $7.6 million decrease in land sales and other revenue compared to the same period of the prior year due to the sale of our land portfolio in our Minneapolis, MN division in fiscal 2016.

Loss before income taxes increased $3.1 million to a loss of $3.2 million for the three months ended April 30, 2017 compared to the same period in the prior year. The increase in the loss for the three months ended April 30, 2017 was primarily due to the decrease in homebuilding revenue discussed above and a $1.0 million loss from unconsolidated joint ventures and a slight decrease in gross margin percentage before interest expense for the period. Partially offsetting the increased loss was a $1.8 million decrease in selling, general and administrative costs and a $1.6 million decrease in inventory impairment loss and land option write-offs.

Homebuilding revenues decreased 51.4% for the six months ended April 30, 2017 compared to the same period in the prior year. The decrease was primarily due to a 44.6% decrease in homes delivered and an 8.5% decrease in average sales price for the six months ended April 30, 2017. The decrease in average sales price was the result of less deliveries and home sales revenue for the segment due to our decision to exit the Minneapolis, MN market in fiscal 2016, which had higher priced, single family homes delivering compared to lower priced, single family homes delivering for the remaining markets in the segment. Also impacting the decrease was a $7.6 million decrease in land sales and other revenue due to the sale of our land portfolio in our Minneapolis, MN division in fiscal 2016.

Loss before income taxes improved $3.1 million compared to the prior year to a loss of $2.5 million for the six months ended April 30, 2017, primarily due to an $11.3 million decrease in inventory impairment loss and land option write-offs, a $3.6 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period. Partially offsetting this improvement was the decrease in homebuilding revenue discussed above.

 Southeast - Homebuilding revenues increased 10.4% for the three months ended April 30, 2017 compared to the same period in the prior year. The increase for the three months ended April 30, 2017 was attributed to the 29.5% increase in average sales price, partially offset by an 18.6% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the three months ended April 30, 2016. Also impacting the increase was a $2.6 million increase in land sales and other revenue.

Loss before income taxes improved $7.7 million to income of $0.4 million for the three months ended April 30, 2017 primarily due to the increase in homebuilding revenue discussed above, a $3.1 million decrease in selling, general and administrative costs, $0.9 million increase in income from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues increased 25.0% for the six months ended April 30, 2017 compared to the same period in the prior year. The increase for the six months ended April 30, 2017 was attributed to the 25.3% increase in average sales price, partially offset by a 2.6% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the six months ended April 30, 2016. Also impacting the increase was a $2.7 million increase in land sales and other revenue.

Loss before income taxes improved $9.2 million to income of $0.1 million for the six months ended April 30, 2017 primarily due to the increase in homebuilding revenue discussed above, a $3.2 million decrease in selling, general and administrative costs, $1.8 million increase in income from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 18.6% for the three months ended April 30, 2017 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 12.8% decrease in homes delivered and a 5.6% decrease in average sales price for the three months ended April 30, 2017. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the three months ended April 30, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended April 30, 2016. Also impacting the decrease was a $3.1 million decrease in land sales and other revenue.

Income before income taxes increased $1.3 million to $19.8 million for the three months ended April 30, 2017. The increase was primarily due to a $2.4 million decrease in selling, general and administrative costs and a $3.0 million decrease in inventory impairment loss and land option write-offs, while gross margin percentage before interest expense was flat for the three months ended April 30, 2017 compared to the same period of the prior year.

Homebuilding revenues decreased 15.0% for the six months ended April 30, 2017 compared to the same period in the prior year. The decrease was primarily due to an 8.8% decrease in homes delivered and a 6.3% decrease in average sales price for the six months ended April 30, 2017. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the six months ended April 30, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the six months ended April 30, 2016. Also impacting the decrease was a $3.1 million decrease in land sales and other revenue.

Income before income taxes decreased $3.2 million compared to the prior year to $31.7 million for the six months ended April 30, 2017. The decrease was due to the decrease in homebuilding revenues discussed above and a $1.1 million loss from unconsolidated joint ventures. Partially offsetting the decrease is a $3.6 million decrease in inventory impairments and land option write-offs and a $1.3 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense for the six months ended April 30, 2017 compared to the same period of the prior year remained flat.

West - Homebuilding revenues increased 24.4% for the three months ended April 30, 2017 compared to the same period in the prior year. The increase for the three months ended April 30, 2017 was primarily attributed to a 33.1% increase average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the three months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the three months ended April 30, 2016. The increase was partially offset by a 6.5% decrease in homes delivered.

Loss before income taxes improved $6.6 million to income of $2.3 million for the three months ended April 30, 2017. The improvement to income for the three months ended April 30, 2017 was primarily due to the increase in homebuilding revenues discussed above and a $1.9 million decrease in selling, general and administrative costs. In addition, there was an increase in gross margin percentage before interest expense for the three months ended April 30, 2017 compared to the same period in the prior year.

Homebuilding revenues increased 44.4% for the six months ended April 30, 2017 compared to the same period in the prior year. The increase for the six months ended April 30, 2017 was primarily attributed to a 9.2% increase in homes delivered and a 31.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the six months ended April 30, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the six months ended April 30, 2016.

Loss before income taxes improved $11.8 million to income of $1.6 million for the six months ended April 30, 2017. The improvement to income was due to the increase in homebuilding revenue discussed above and a $3.9 million decrease in selling, general and administrative costs. In addition, there was an increase in gross margin percentage before interest expense for the six months ended April 30, 2017 compared to the same period in the prior year. Partially offsetting the improvement was a $2.0 million increase in inventory impairments and land option write-offs.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2017 and 2016, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 26.2% and 25.5%, respectively, of our total loans. The origination of FHA/VA loans have increased from the first half of fiscal 2016 to the first half of fiscal 2017 and our conforming conventional loan originations as a percentage of our total loans decreased from 71.0% to 65.3% for these periods, respectively. The origination of loans which exceed conforming conventions have increased from 3.3% for the first half of fiscal 2016 to 8.4% for the first half of fiscal 2017. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2017, financial services provided a $7.1 million and $13.1 million of pretax profit compared to $7.4 million and $17.4 million of pretax profit for the same periods of fiscal 2016. Revenues were down 14.8% and 22.4% and costs were down 23.5% and 20.3% for the three and six months ended April 30, 2017 compared to the three and six months ended April 30, 2016, respectively. The decrease in revenues was attributable to the decrease in the number of loans originated due to a decrease in deliveries and a lower mortgage capture rate, along with a decrease in the average price per loan for the three and six months ended April 30, 2017 compared to the same period in the prior year. The decrease in costs was also attributed to the decrease in the number of loans originated for the three and six months ended April 30, 2017 compared to the same period in the prior year. In the market areas served by our wholly owned mortgage banking subsidiaries, 75.0% and 76.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2017 and 2016, respectively, and 72.7% and 75.8% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2017 and 2016, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $16.1 million for the three months ended April 30, 2017 compared to $12.6 million for the three months ended April 30, 2016, and increased to $31.7 million for the six months ended April 30, 2017 compared to $28.9 million for the six months ended April 30, 2016. The increase in the three and six months ended April 30, 2017 from the prior year period was primarily related to two adjustments that occurred in the prior year and which did not recur in 2017. First, reserves for self-insured medical claims were reduced based on claim estimates and second, previously recognized expense for certain performance based stock grants for which the performance metrics were no longer expected to be satisfied were reversed.

Other Interest

Other interest decreased $1.8 million for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 and decreased $0.4 million for the six months ended April 30, 2017 compared to the six months ended April 30, 2016. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The decrease for the three and six months ended April 30, 2017 was attributed to the decrease in interest incurred as a result of lower nonrecourse mortgages and total notes payable and term loan balances.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Loss from unconsolidated joint ventures increased $3.2 million to a loss of $4.6 million for the three months ended April 30, 2017 compared to the same period of the prior year. Loss from unconsolidated joint ventures increased $3.4 million to a loss of $6.2 million for the six months ended April 30, 2017. The increase in loss for both the three and six months is due to the recognition of our share of loss on our newly formed joint ventures, some of which have not delivered any homes and some of which have just begun delivering homes.

(Loss) Gain on Extinguishment of Debt

During the six months ended April 30, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. This gain was slightly offset by $0.4 million of costs associated with the 9.5% Senior Secured Notes due 2020 issued during the fourth quarter of fiscal 2016.

Total Taxes

The total income tax benefit of $1.1 and $0.6 million for the three and six months ended April 30, 2017, respectively, was primarily due to the federal tax benefit on the pre-tax loss for the periods, partially offset by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses. The total income tax benefit of $9.1 million and $6.2 million for the three and six months ended April 30, 2016, respectively, was primarily due to a permanent difference related to stock compensation and a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002, partially offset by state tax expenses and state tax reserves for uncertain tax positions.

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

As of October 31, 2014, we concluded that it was more likely than not that a portion of our deferred tax assets (“DTA”) would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence available at that time, both positive and negative. As a result of this conclusion, our valuation allowance for our DTA was reduced in the fourth quarter of fiscal 2014.

As expected at the time of that conclusion, our earnings have continued to improve such that we have not been and are currently not in a three-year cumulative loss position as of April 30, 2017. As per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence; we no longer have this negative evidence that we had when the full valuation allowance was recorded and we expect to be profitable going forward over the long term. Our recent three years cumulative performance and our expectations for the coming years based on our current backlog, community count and recent sales contracts and sales pace provide evidence that reaffirms our conclusion that a full valuation allowance was not necessary and that the current valuation allowance for deferred taxes of $628 million as of April 30, 2017 is appropriate. See Note 15 to the Condensed Consolidated Financial Statements for further discussion of the significant estimates and assumptions we used for our analysis of deferred taxes and our determination of the valuation allowance to record.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 52.9% of our homebuilding cost of sales for the six months ended April 30, 2017.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2017, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2017 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	FV at 4/30/17

Long term debt (1)(2):
Fixed rate	$2,610	$183,055	$209,082	$814,634	$221,825	$201,566	$1,632,772	$1,474,874
Weighted average interest rate	10.30%	6.60%	7.28%	7.47%	9.25%	4.34%	7.21%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $15.4 million of letters of credit issued as of April 30, 2017 under our $75.0 million revolving Credit Facility.

(2)	Does not include $66.4 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2017. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2017. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Equity for the six months ended April 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 7, 2017
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 7, 2017
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller