Form 10-Q
period 2017-07-31
HOVNANIAN ENTERPRISES INC
filed 2017-09-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 132,285,310 shares of Class A Common Stock and 15,307,607 shares of Class B Common Stock were outstanding as of September 1, 2017.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2017	October 31, 2016
	(Unaudited)	(1)
ASSETS
Homebuilding:
Cash and cash equivalents	$278,486	$339,773
Restricted cash and cash equivalents	1,955	3,914
Inventories:
Sold and unsold homes and lots under development	867,703	899,082
Land and land options held for future development or sale	182,617	175,301
Consolidated inventory not owned	138,529	208,701
Total inventories	1,188,849	1,283,084
Investments in and advances to unconsolidated joint ventures	108,560	100,502
Receivables, deposits and notes, net	38,847	49,726
Property, plant and equipment, net	52,436	50,332
Prepaid expenses and other assets	43,464	46,762
Total homebuilding	1,712,597	1,874,093

Financial services cash and cash equivalents	7,246	6,992
Financial services other assets	102,476	190,238

Income taxes receivable - including net deferred tax benefits	-	283,633
Total assets	$1,822,319	$2,354,956

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$70,818	$82,115
Accounts payable and other liabilities	331,048	369,228
Customers’ deposits	37,853	37,429
Nonrecourse mortgages secured by operating properties	13,347	14,312
Liabilities from inventory not owned, net of debt issuance costs	98,507	150,179
Revolving credit facility	52,000	52,000
Notes payable and term loan, net of discount and debt issuance costs	1,598,543	1,605,758
Total homebuilding	2,202,116	2,311,021

Financial services	89,569	172,445

Income taxes payable	1,796	-

Total liabilities	2,293,481	2,483,466

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2017 and at October 31, 2016	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 144,046,073 shares at July 31, 2017 and 143,806,775 shares at October 31, 2016	1,440	1,438

Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,999,355 shares at July 31, 2017 and 15,942,809 shares at October 31, 2016	160	159
Paid in capital - common stock	707,516	706,137
Accumulated deficit	(1,200,217)	(856,183)
Treasury stock - at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at July 31, 2017 and October 31, 2016	(115,360)	(115,360)
Total stockholders’ equity deficit	(471,162)	(128,510)
Total liabilities and equity	$1,822,319	$2,354,956

 (1) Derived from the audited balance sheet as of October 31, 2016. See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Revenues:
Homebuilding:
Sale of homes	$574,282	$640,386	$1,673,250	$1,823,318
Land sales and other revenues	2,760	59,979	14,393	72,146
Total homebuilding	577,042	700,365	1,687,643	1,895,464
Financial services	14,993	16,485	42,336	51,714
Total revenues	592,035	716,850	1,729,979	1,947,178

Expenses:
Homebuilding:
Cost of sales, excluding interest	478,886	583,783	1,399,353	1,583,979
Cost of sales interest	19,371	28,406	58,030	66,693
Inventory impairment loss and land option write-offs	4,197	1,565	9,334	22,915
Total cost of sales	502,454	613,754	1,466,717	1,673,587
Selling, general and administrative	45,517	51,685	135,392	155,560
Total homebuilding expenses	547,971	665,439	1,602,109	1,829,147

Financial services	8,867	8,916	23,082	26,749
Corporate general and administrative	15,698	14,885	47,425	43,804
Other interest	23,559	23,159	68,483	68,468
Other operations	(26)	957	1,466	3,488
Total expenses	596,069	713,356	1,742,565	1,971,656
Loss on extinguishment of debt	(42,258)	-	(34,854)	-
Loss from unconsolidated joint ventures	(3,881)	(2,401)	(10,109)	(5,227)
(Loss) income before income taxes	(50,173)	1,093	(57,549)	(29,705)
State and federal income tax provision (benefit):
State	8,523	1,434	10,797	4,995
Federal	278,513	133	275,688	(9,592)
Total income taxes	287,036	1,567	286,485	(4,597)
Net loss	$(337,209)	$(474)	$(344,034)	$(25,108)

Per share data:
Basic:
Loss per common share	$(2.28)	$(0.00)	$(2.33)	$(0.17)
Weighted-average number of common shares outstanding	147,748	147,412	147,628	147,383
Assuming dilution:
Loss per common share	$(2.28)	$(0.00)	$(2.33)	$(0.17)
Weighted-average number of common shares outstanding	147,748	147,412	147,628	147,383

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2016	132,046,012	$1,438	15,251,061	$159	5,600	$135,299	$706,137	$(856,183)	$(115,360)	$(128,510)

Stock options, amortization and issuances	48,250						467			467

Restricted stock amortization, issuances and forfeitures	188,548	2	59,046	1			912			915

Conversion of Class B to class A common stock	2,500		(2,500)							-

Net loss								(344,034)		(344,034)

Balance, July 31, 2017	132,285,310	$1,440	15,307,607	$160	5,600	$135,299	$707,516	$(1,200,217)	$(115,360)	$(471,162)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(344,034)	$(25,108)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,212	2,608
Compensation from stock options and awards	1,606	1,777
Amortization of bond discounts and deferred financing costs	11,385	9,209
Gain on sale and retirement of property and assets	(123)	(616)
Loss from unconsolidated joint ventures	10,109	5,227
Distributions of earnings from unconsolidated joint ventures	1,260	677
Loss on extinguishment of debt	34,854	-
Inventory impairment and land option write-offs	9,334	22,915
Deferred income tax benefit	285,579	(2,462)
(Increase) decrease in assets:
Origination of mortgage loans	(743,467)	(887,281)
Sale of mortgage loans	831,079	879,817
Restricted cash, receivables, prepaids, deposits and other assets	14,235	10,533
Inventories	84,901	154,909
(Decrease) increase in liabilities:
State income tax payable	(149)	(617)
Customers’ deposits	424	1,312
Accounts payable, accrued interest and other accrued liabilities	(54,753)	21,656
Net cash provided by operating activities	145,452	194,556
Cash flows from investing activities:
Proceeds from sale of property and assets	209	643
Purchase of property, equipment and other fixed assets and acquisitions	(5,034)	(5,094)
Decrease in restricted cash related to mortgage company	1,686	88
(Increase) decrease in restricted cash related to letters of credit	(2)	873
Investments in and advances to unconsolidated joint ventures	(33,403)	(39,089)
Distributions of capital from unconsolidated joint ventures	13,976	6,403
Net cash used in investing activities	(22,568)	(36,176)
Cash flows from financing activities:
Proceeds from mortgages and notes	153,517	147,170
Payments related to mortgages and notes	(165,935)	(200,273)
Proceeds from model sale leaseback financing programs	10,177	24,297
Payments related to model sale leaseback financing programs	(17,544)	(24,917)
Proceeds from land bank financing programs	10,663	162,468
Payments related to land bank financing programs	(56,683)	(70,749)
Proceeds from senior secured notes	840,000	-
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes	(861,976)	(263,994)
Borrowings from revolving credit facility	-	5,000
Net (payments) proceeds related to mortgage warehouse lines of credit	(83,525)	6,781
Deferred financing costs from land bank financing programs and note issuances	(12,611)	(7,866)
Net cash used in financing activities	(183,917)	(222,083)
Net decrease in cash and cash equivalents	(61,033)	(63,703)
Cash and cash equivalents balance, beginning of period	346,765	253,745
Cash and cash equivalents balance, end of period	$285,732	$190,042

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2017	2016
Supplemental disclosure of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$88,914	$80,493
Income taxes	$1,055	$(1,517)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

Reclassifications

In November 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of applicable unamortized debt issuance costs from “Prepaid expenses and other assets” of $24.5 million to “Nonrecourse mortgages secured by inventory” of $1.3 million, “Liabilities from inventory not owned” of $3.0 million and “Notes payable and term loan” of $20.2 million on our Condensed Consolidated Balance Sheets. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. Additionally, in November 2016, we adopted ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which was issued as a follow-up to ASU 2015-03. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Therefore, there was no change to the presentation of our “Revolving credit facility” on the Condensed Consolidated Balance Sheets for any of the periods presented.

2.	Stock Compensation

The Company had total stock-based compensation expense of $0.1 million and $1.6 million for the three and nine months ended July 31, 2017, respectively, and stock-based compensation expense of $1.0 million and $1.8 million ($0.8 million and $1.5 million net of tax) for the three and nine months ended July 31, 2016, respectively. Included in total stock-based compensation for the three and nine months ended July 31, 2017 was the vesting of stock options of $0.2 million and $0.4 million, respectively. Included in total stock based compensation was expense of $0.3 million for the three months ended July 31, 2016 and income of $1.6 million for the nine months ended July 31, 2016, in each case related to stock options. The income was due to $2.1 million of previously recognized expense of certain performance based stock option grants for which the performance metrics were no longer expected to be satisfied, partially offset by expense from the vesting of stock options of $0.5 million during the nine months ended July 31, 2016.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2017	2016	2017	2016

Interest capitalized at beginning of period	$90,960	$115,809	$96,688	$123,898
Plus interest incurred (1)	39,089	40,300	116,944	126,483
Less cost of sales interest expensed	19,371	28,406	58,030	66,693
Less other interest expensed (2)(3)	23,559	23,159	68,483	68,468
Less interest contributed to unconsolidated joint venture (4)	-	-	-	10,676
Interest capitalized at end of period (5)	$87,119	$104,544	$87,119	$104,544

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $17.2 million and $10.1 million for the three months ended July 31, 2017 and 2016, respectively, and $46.5 million and $36.8 million for the nine months ended July 31, 2017 and 2016, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $6.4 million and $13.1 million for the three months ended July 31, 2017 and 2016, respectively, and $22.0 million and $31.6 million for the nine months ended July 31, 2017 and 2016, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Other interest expensed	$23,559	$23,159	$68,483	$68,468
Interest paid by our mortgage and finance subsidiaries	465	706	1,549	2,116
Decrease in accrued interest	17,528	8,641	18,882	9,909
Cash paid for interest, net of capitalized interest	$41,552	$32,506	$88,914	$80,493

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2017, our discount rate used for the impairments recorded ranged from 18.3% to 19.8%. For the nine months ended July 31, 2016, our discount rate used for the impairments recorded ranged from 16.8% to 18.5%. No discount rate was used for communities impaired on land held for sale and purchase offer prices were used to determine the fair value of such communities. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2017 and 2016, we evaluated inventories of all 380 and 418 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the nine months ended July 31, 2017 and 2016 for 10 and 22 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $82.7 million and $95.5 million, respectively. Of those communities tested for impairment during the nine months ended July 31, 2017 and 2016, three and 11 communities with an aggregate carrying value of $45.8 million and $47.8 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded aggregate impairment losses of $3.2 million and $7.4 million, in one and seven communities, respectively, with aggregate pre-impairment values of $15.9 million and $37.0 million, respectively, for the three and nine months ended July 31, 2017, respectively. We recorded aggregate impairment losses of $1.3 million and $16.4 million, in two and 12 communities, respectively, with an aggregate pre-impairment values of $5.4 million and $50.8 million, respectively, for the three and nine months ended July 31, 2016, respectively, which are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. Impairments decreased for the nine months ended July 31, 2017 compared to the same period of the prior year as the impairments recorded for the nine months ended July 31, 2016 were mainly for land held for sale in the Midwest and Northeast. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.0 million and $0.2 million for the three months ended July 31, 2017 and 2016, respectively, and $1.9 million and $6.5 million for the nine months ended July 31, 2017 and 2016, respectively. Such write-offs were primarily located in our Northeast, Mid-Atlantic and Southeast segments for the first three quarters of fiscal 2017 and in all of our segments for the first three quarters of fiscal 2016. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2017 and 2016 were 1,200 and 1,570, respectively, and 2,739 and 5,089 during the nine months ended July 31, 2017 and 2016, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2017, we did not mothball any additional communities, but we sold three previously mothballed communities and re-activated two previously mothballed communities. As of July 31, 2017 and October 31, 2016, the net book value associated with our 24 and 29 total mothballed communities was $61.6 million and $74.4 million, respectively, which was net of impairment charges recorded in prior periods of $239.0 million and $296.3 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2017 and October 31, 2016, inventory of $70.9 million and $79.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $62.7 million and $69.7 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to land bankers and they provide us an option to purchase back finished lots on a predetermined basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2017 and October 31, 2016, inventory of $67.6 million and $129.5 million, respectively, was recorded as “Consolidated inventory not owned,” with a corresponding amount of $35.8 million and $80.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2017 and October 31, 2016, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2017, we had total cash deposits amounting to $48.6 million to purchase land and lots with a total purchase price of $942.1 million. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the nine months ended July 31, 2017 and 2016, we received $3.0 million and $3.1 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2017 and 2016, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2017 and 2016 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2017 and 2016 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2017	2016	2017	2016

Balance, beginning of period	$117,207	$136,706	$121,144	$135,053

Additions - Selling, general and administrative	2,639	4,247	8,403	13,162
Additions - Cost of sales	4,434	4,426	11,436	12,347
Charges incurred during the period	(5,489)	(5,942)	(22,192)	(21,125)
Changes to pre-existing reserves	-	-	-	-
Balance, end of period	$118,791	$139,437	$118,791	$139,437

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.5 million and $0.2 million for the three months ended July 31, 2017 and 2016, respectively, and $0.7 million and $3.9 million for the nine months ended July 31, 2017 and 2016, respectively, for prior year deliveries. During the first three quarters of fiscal 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

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

The Grandview at Riverwalk Port Imperial Condominium Association, Inc. filed a construction defect lawsuit against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal II, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Enterprises, Inc., K. Hovnanian North East, Inc. aka and/or dba K. Hovnanian Companies North East, Inc., K. Hovnanian Construction II, Inc., K. Hovnanian Cooperative, Inc., K. Hovnanian Development of New Jersey, Inc., and K. Hovnanian Holdings NJ, LLC, as well as the project architect, the geotechnical engineers and various construction contractors for the project alleging various construction defects, design defects and geotechnical issues totaling approximately $41.3 million. The lawsuit included claims against the geotechnical engineers for differential soil settlement under the building, against the architects for failing to design the correct type of structure allowable under the New Jersey Building Code, and against the Hovnanian developer entity (K. Hovnanian at Port Imperial Urban Renewal II, LLC ) alleging that it: (1) had knowledge of and failed to disclose the improper building classification to unit purchasers and was therefore liable for treble damages under the New Jersey Consumer Fraud Act; and (2) breached an express warranty set forth in the Public Offering Statements that the common elements at the building were fit for their intended purpose. The Plaintiff further alleged that Hovnanian Enterprises, Inc., K. Hovnanian Holdings NJ, LLC, K. Hovnanian Development of New Jersey, Inc., and K. Hovnanian Developments of New Jersey II, Inc. were jointly liable for any damages owed by the Hovnanian development entity under a veil piercing theory.

The parties reached a settlement on the construction defect issues prior to trial, but attempts to settle the subsidence, building classification issue and Consumer Fraud Act claims were unsuccessful. The trial commenced on April 17, 2017 in Hudson County, New Jersey. In the third week of the trial, all of the Hovnanian defendants resolved the geotechnical claims for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury. On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a to-be-determined portion of Plaintiff’s counsel fees, per the statute. The jury also found in favor of Plaintiff on its veil piercing theory. The parties have fully briefed post-trial motions on three issues: (1) the Hovnanian defendants’ motion for a judgment notwithstanding the verdict or a new trial; (2) the Hovnanian defendants’ motion addressing whether any of the Hovnanian entities could be jointly liable under a veil piercing theory for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC; and (3) the Hovnanian defendants’ motion for contractual indemnification against the project architect. The judge has set a return date of September 29, 2017 for all three motions. Once these motions are decided, the relevant Hovnanian defendants plan on appealing any remaining adverse portions of the verdict and judgment. With respect to this case, depending on the rulings of the judge and the outcome of any appeals, the range of loss is between $0 and $9 million plus the to-be-determined attorneys’ fees. Management believes that a loss is probable and reasonably estimable and that the Company has reserved for its estimated probable loss amount in its construction defect reserves. However, our assessment of the probable loss may differ from the ultimate resolution of this matter.

The Condominium Association of a second condominium project located nearby the Grandview at Riverwalk Port Imperial Condominium project also initiated a lawsuit against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal III, LLC, K. Hovnanian Homes (not a legal entity but named as a defendant), K. Hovnanian Shore Acquisitions, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Northeast, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian Construction III, Inc., K. Hovnanian Cooperative, Inc., and K. Hovnanian Investments, LLC, as well as other design professionals and contractors asserting similar claims for construction defects, design defects and geotechnical issues. Plaintiff in this case asserts damages of approximately $70 million, which amount is potentially subject to treble damages. Discovery is ongoing in this matter, and the trial is scheduled for January 2018. The Hovnanian defendants intend to defend these claims vigorously. With respect to this case, it is not yet possible to determine if a loss is probable or reasonably estimable.

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

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2017 and October 31, 2016, $6.4 million and $9.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $25.4 million and $22.9 million as of July 31, 2017 and October 31, 2016, respectively, which includes cash collateralizing our letter of credit agreements and facilities as discussed in Note 10. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $0.3 million and $20.6 million at July 31, 2017, respectively, and $2.2 million and $15.1 million as of October 31, 2016, respectively, which are restricted from use by us, and (2) $2.8 million of restricted cash at July 31, 2017 and $3.9 million at October 31, 2016 under the terms of our mortgage warehouse lines of credit.

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

At July 31, 2017 and October 31, 2016, $65.4 million and $147.4 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in the “Financial services - Accounts payable and other liabilities” balances on the Condensed Consolidated Balance Sheets. As of July 31, 2017 and 2016, we had reserves specifically for 94 and 130 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2017 and 2016 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2017	2016	2017	2016

Loan origination reserves, beginning of period	$3,782	$8,306	$8,137	$8,025
Provisions for losses during the period	$41	45	$120	203
Adjustments to pre-existing provisions for losses from changes in estimates	(51)	(27)	$(4,485)	96
Payments/settlements		(197)		(197)
Loan origination reserves, end of period	$3,772	$8,127	$3,772	$8,127

10.	Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $70.8 million and $82.1 million (net of debt issuance costs) at July 31, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $170.9 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.5% and 4.9% at July 31, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.3 million and $14.3 million at July 31, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.9% at July 31, 2017 and 8.8% at October 31, 2016, respectively. As of July 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $0.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 11. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2017 there were $52.0 million of borrowings and $15.0 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of July 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both July 31, 2017 and October 31, 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both July 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2017 to extend the maturity to July 31, 2018, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.23% at July 31, 2017, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $24.7 million and $44.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 17, 2017, which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 16, 2018. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $31.2 million and $38.8 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 23, 2017 to extend the maturity date to June 21, 2018. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of July 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $6.2 million and $29.8 million, respectively.

K. Hovnanian Mortgage had a secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC which was a short-term borrowing facility that provided up to $50.0 million through its maturity on February 21, 2017. The facility was not renewed after maturity, therefore there were no outstanding borrowings thereunder as of July 31, 2017. As of October 31, 2016, the aggregate principal amount of all borrowings outstanding was $32.9 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2017, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Term Loan

Senior Notes and Term Loan balances as of July 31, 2017 and October 31, 2016, were as follows:

(In thousands)	July 31, 2017(1)(2)	October 31, 2016(1)(2)
Senior Secured Term Loan, net of debt issuance costs	$72,699	$72,646
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$-	$569,641
10.0% Senior Secured Second Lien Notes due October 15, 2018 (net of discount)	-	68,951
9.125% Senior Secured Second Lien Notes due November 15, 2020	-	143,337
9.5% Senior Secured Notes due November 15, 2020	74,298	74,140
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,049	53,022
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	133,292	131,998
10.0% Senior Secured Notes due July 15, 2022	435,060	-
10.5% Senior Secured Notes due July 15, 2024	395,507	-
Total Senior Secured Notes, net of debt issuance costs	$1,091,206	$1,041,089
Senior Notes:
7.0% Senior Notes due January 15, 2019	$131,839	$148,800
8.0% Senior Notes due November 1, 2019	234,084	247,348
Total Senior Notes, net of debt issuance costs	$365,923	$396,148
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$2,018	$6,152
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$53,155	$57,298

(1) “Notes payable and term loan” on our Condensed Consolidated Balance Sheets as of July 31, 2017 and October 31, 2016 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes and senior secured term loan shown above, as well as accrued interest of $13.5 million and $32.4 million, respectively.

(2) As discussed in Note 1, we adopted ASU 2015-03 in November 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. As a result, $20.2 million of debt issuance costs at October 31, 2016, were reclassified from prepaids and other assets to a reduction in our senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes. Debt issuance costs at July 31, 2017 were $15.9 million.

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2020 (the “9.5% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at July 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Term Loans (defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes (with respect to the 10.0% 2022 Notes and 10.5% 2024 Notes). The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of July 31, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

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

Any liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements as discussed above (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

Fiscal 2017

During the nine months ended July 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 Units (defined below under “Units”) representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations. This gain was offset by $0.4 million of costs associated with the 9.5% 2020 Notes issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the “7.25% First Lien Notes”), $87,321,000 principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes” and, together with the 7.25% First Lien Notes, the "2020 Secured Notes") and all $75,000,000 principal amount of 10.0% Senior Secured Second Lien Notes (the “10.0% Second Lien Notes”) that were tendered and accepted for purchase pursuant to K. Hovnanian’s offers to purchase for cash (the “Tender Offers”) any and all of the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations.

The 10.0% 2022 Notes have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2018, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.0% 2022 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2019 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.0% 2022 Notes at 105.0% of principal commencing July 15, 2019, at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021. In addition, K. Hovnanian may also redeem up to 35% of the aggregate principal amount of the 10.0% 2022 Notes prior to July 15, 2019 with the net cash proceeds from certain equity offerings at 110.0% of principal.

The 10.5% 2024 Notes have a maturity of July 15, 2024 and bear interest at a rate of 10.5% per annum payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2018, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.5% 2024 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2020 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.5% 2024 Notes at 105.25% of principal commencing July 15, 2020, at 102.625% of principal commencing July 15, 2021 and at 100.0% of principal commencing July 15, 2022. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of the 10.5% 2024 Notes prior to July 15, 2020 with the net cash proceeds from certain equity offerings at 110.50% of principal.

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to the pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof will also be secured in accordance with the terms of the indenture and security documents governing such Notes by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes will be the same as that securing the Term Loans). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Term Loans and any other future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

In connection with the issuance of the 10.0% 2022 Notes and the 10.5% 2024 Notes, K. Hovnanian and the Notes Guarantors entered into security and pledge agreements pursuant to which K. Hovnanian and the Notes Guarantors pledged substantially all of their assets to secure their obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes, subject to permitted liens and certain exceptions as set forth in such agreements. K. Hovnanian and the Notes Guarantors also entered into applicable intercreditor and collateral agency agreements which set forth agreements with respect to the relative priority of their various secured obligations.

The indenture governing the 10.0% 2022 Notes and the 10.5% 2024 Notes was entered into on July 27, 2017 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The covenants and events of default in the indenture are described above under “—General”.

Other Secured Obligations

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

Our 9.5% 2020 Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2017, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 9.5% 2020 Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the 9.5% 2020 Notes at a redemption price equal to 100.0% of their principal amount. In addition, we may also redeem up to 35.0% of the aggregate principal amount of the 9.5% 2020 Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.50% of principal.

The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1.0% of the principal amount and an applicable “Make-Whole Amount.”

All of K. Hovnanian’s obligations under the Term Loan Facility are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured, subject to permitted liens and other exceptions, on a first lien priority basis relative to the 10.0% 2022 Notes and the 10.5% 2024 Notes (and on a first lien super priority basis relative to future first lien indebtedness). The 9.5% 2020 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The 9.5% 2020 Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions.

At July 31, 2017, the aggregate book value of the real property that constituted collateral securing the Term Loans was $544.3 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the Term Loans was $202.5 million as of July 31, 2017, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries. In addition, collateral securing the Term Loans includes equity interests in K. Hovnanian and the subsidiary Notes Guarantors.

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.5% 2020 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of July 31, 2017, the collateral securing the guarantees included (1) $77.7 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $150.9 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $84.5 million as of July 31, 2017; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and the Term Loan Facility, and thus have not guaranteed such indebtedness.

Senior Notes

K. Hovnanian’s 7.0% Notes are redeemable in whole or in part at our option at any time at 101.75% of principal commencing January 15, 2017 and 100.0% of principal commencing January 15, 2018.

K. Hovnanian’s 8.0% Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes at a redemption price equal to 100.0% of their principal amount.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of July 31, 2017, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013. In September 2016, K. Hovnanian purchased a total of 20,823 Units for an aggregate purchase price of $20.6 million, in November 2016, K. Hovnanian purchased a total of 6,925 Units for an aggregate purchase price of $6.9 million and during the nine months ended July 31, 2017, K. Hovnanian purchased certain Units as discussed above under “—Fiscal 2017”.

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

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

There were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three and nine months ended July 31, 2017 and 2016. Also, for the three and nine months ended July 31, 2017, 10.0 million and 10.1 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period. For both the three and nine months ended July 31, 2016, 15.2 million shares of common stock issuable upon the exchange of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 4.5 million and 4.6 million for the three and nine months ended July 31, 2017, respectively, and 6.8 million and 7.3 million for the three and nine months ended July 31, 2016, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2017 and 2016, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

14.	Common Stock

Each share of Class A Common Stock entitles its holder to one vote per share, and each share of Class B Common Stock generally entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110.0% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2017. As of July 31, 2017, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax expense of $287.0 million and $286.5 million for the three and nine months ended July 31, 2017, respectively, was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, the same periods were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses.

The total income tax expense of $1.6 million for the three months ended July 31, 2016 was primarily due to deferred taxes. The same period was also impacted by state tax expenses and state tax reserves for uncertain tax positions. The income tax benefit of $4.6 million for the nine months ended July 31, 2016 was primarily due to incremental losses with no associated valuation allowance and a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002, partially offset by a permanent difference related to stock compensation, state tax expenses, and state tax reserves for uncertain tax positions.

The permanent difference related to stock compensation arose because for tax purposes, the amount of stock compensation the Company expenses is the amount reported on an associate’s W-2 when the equity award is exercised or received, whereas for accounting purposes, the amount the Company expenses is based on the fair value of the equity award on the date of grant. Therefore, the permanent difference for the first nine months of fiscal 2016 due to stock compensation was because of this different treatment, which does not arise until the time the equity award is exercised or received by the associate and therefore reported on an associate’s W-2. The amount was significant because of the issuance in fiscal 2016 of stock to Company executives in respect of awards that had been granted over ten years ago at significantly higher stock prices and thus significantly higher fair values as compared to the time of issuance to the executive. As a result, at the time the stock awards were issued in fiscal 2016, a significant permanent difference between book and tax was created impacting the effective tax rate for 2016.

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

As of July 31, 2017, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, an additional valuation allowance for our DTAs was necessary in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we increased the valuation allowance against our DTAs such that we have a full valuation allowance and determined that the current valuation allowance for deferred taxes of $922 million as of July 31, 2017 is appropriate.

1.

Recent financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year loss position as of July 31, 2017. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, we completed a debt refinancing/restructuring transaction which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	The refinancing discussed above will increase our interest incurred in fiscal 2018 and future years (based on our longer term modeling) by $23.4 million per year. (Negative Objective Evidence)
4.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2017	2016	2017	2016

Revenues:
Northeast	$39,956	$69,989	$144,481	$196,539
Mid-Atlantic	113,298	111,739	314,124	295,546
Midwest	41,052	72,581	126,773	249,132
Southeast	68,435	96,323	181,654	186,873
Southwest	209,295	248,546	617,959	729,606
West	104,523	101,158	301,897	237,831
Total homebuilding	576,559	700,336	1,686,888	1,895,527
Financial services	14,993	16,485	42,336	51,714
Corporate and unallocated	483	29	755	(63)
Total revenues	$592,035	$716,850	$1,729,979	$1,947,178

(Loss) income before income taxes:
Northeast	$(5,737)	$(995)	$(7,553)	$(4,945)
Mid-Atlantic	3,714	3,467	8,514	7,161
Midwest	(3,313)	(2,452)	(5,771)	(8,034)
Southeast	(1,580)	(5,621)	(1,446)	(14,710)
Southwest	19,010	20,532	50,718	55,392
West	5,873	3,297	7,436	(6,989)
Homebuilding income before income taxes	17,967	18,228	51,898	27,875
Financial services	6,126	7,569	19,254	24,965
Corporate and unallocated (1)	(74,266)	(24,704)	(128,701)	(82,545)
(Loss) income before income taxes	$(50,173)	$1,093	$(57,549)	$(29,705)

(1) Corporate and unallocated for the three months ended July 31, 2017 included corporate general and administrative costs of $15.7 million, interest expense of $17.2 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $42.3 million and $0.9 million of other income and expenses primarily related to interest income, rental income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2017 included corporate general and administrative costs of $47.4 million, interest expense of $46.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $34.9 million and $0.1 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation.

(In thousands)	July 31, 2017	October 31, 2016

Assets:
Northeast	$183,486	$219,363
Mid-Atlantic	280,711	292,899
Midwest	104,962	111,596
Southeast	246,251	226,124
Southwest	335,601	341,472
West	197,816	269,400
Total homebuilding	1,348,827	1,460,854
Financial services	109,722	197,230
Corporate and unallocated(1)	363,770	696,872
Total assets	$1,822,319	$2,354,956

(1) Includes $283.6 million of income taxes receivable, including deferred tax assets, as of October 31, 2016.

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

(Dollars in thousands)	July 31, 2017
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$38,501	$223	$38,724
Inventories	661,510	8,582	670,092
Other assets	29,817	-	29,817
Total assets	$729,828	$8,805	$738,633

Liabilities and equity:
Accounts payable and accrued liabilities	$108,799	$469	$109,268
Notes payable	313,436	489	313,925
Total liabilities	422,235	958	423,193
Equity of:
Hovnanian Enterprises, Inc.	84,538	3,196	87,734
Others	223,055	4,651	227,706
Total equity	307,593	7,847	315,440
Total liabilities and equity	$729,828	$8,805	$738,633
Debt to capitalization ratio	50%	6%	50%

(Dollars in thousands)	October 31, 2016
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$48,542	$1,478	$50,020
Inventories	516,947	11,010	527,957
Other assets	25,865	-	25,865
Total assets	$591,354	$12,488	$603,842

Liabilities and equity:
Accounts payable and accrued liabilities	$72,302	$1,812	$74,114
Notes payable	214,911	2,261	217,172
Total liabilities	287,213	4,073	291,286
Equity of:
Hovnanian Enterprises, Inc.	88,379	3,220	91,599
Others	215,762	5,195	220,957
Total equity	304,141	8,415	312,556
Total liabilities and equity	$591,354	$12,488	$603,842
Debt to capitalization ratio	41%	21%	41%

As of July 31, 2017 and October 31, 2016, we had advances and a note receivable outstanding of $20.8 million and $8.9 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $108.6 million and $100.5 million at July 31, 2017 and October 31, 2016, respectively.

	For the Three Months Ended July 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$62,610	$1,789	$64,399
Cost of sales and expenses	(70,411)	(1,873)	(72,284)
Joint venture net loss	$(7,801)	$(84)	$(7,885)
Our share of net loss	$(3,966)	$(42)	$(4,008)

	For the Three Months Ended July 31, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$31,145	$1,219	$32,364
Cost of sales and expenses	(37,245)	(1,143)	(38,388)
Joint venture net (loss) income	$(6,100)	$76	$(6,024)
Our share of net (loss) income	$(2,418)	$38	$(2,380)

	For the Nine Months Ended July 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$214,103	$4,649	$218,752
Cost of sales and expenses	(225,594)	(4,696)	(230,290)
Joint venture net loss	$(11,491)	$(47)	$(11,538)
Our share of net loss	$(10,230)	$(24)	$(10,254)

	For the Nine Months Ended July 31, 2016
(In thousands)	Homebuilding	Land Development	Total

Revenues	$77,171	$2,836	$80,007
Cost of sales and expenses	(92,904)	(2,462)	(95,366)
Joint venture net (loss) income	$(15,733)	$374	$(15,359)
Our share of net (loss) income	$(5,267)	$187	$(5,080)

“Loss from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $2.5 million and $1.2 million for the three months ended July 31, 2017 and 2016, respectively, and $7.6 million and $3.1 million for the nine months ended July 31, 2017 and 2016, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 50%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation - Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items. However, due to the nature of our operations, we expect to identify similar performance obligations under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our recognition of revenues to remain generally the same. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change upon its adoption.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company as of our fiscal year ending October 31, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-15 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2017	Fair Value at October 31, 2016

Mortgage loans held for sale (1)	Level 2	$77,505	$165,077
Interest rate lock commitments	Level 2	65	(80)
Forward contracts	Level 2	(99)	86
Total		$77,471	$165,083

(1)  The aggregate unpaid principal balance was $72.9 million and $149.4 million at July 31, 2017 and October 31, 2016, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $539.2 million at July 31, 2017. Loans in process for which interest rates were committed to the borrowers totaled $57.9 million as of July 31, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2017, the segment had open commitments amounting to $29.5 million to sell MBS with varying settlement dates through September 21, 2017.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(532)	$(34)	$206

	Three Months Ended July 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(175)	$560	$(268)

	Nine Months Ended July 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$(2,911)	$145	$(186)

	Nine Months Ended July 31, 2016
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net loss all reflected in financial services revenues	$3,654	$590	$(818)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2017 and 2016. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		July 31, 2017
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$15,852	$(3,215)	$12,637

		Three Months Ended
		July 31, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$5,407	$(1,282)	$4,125

		Nine Months Ended
		July 31, 2017
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$14,776	$(4,136)	$10,640
Land and land options held for future development or sale	Level 3	$22,178	$(3,296)	$18,882

		Nine Months Ended
		July 31, 2016
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$44,238	$(14,399)	$29,839
Land and land options held for future development or sale	Level 3	$6,576	$(1,976)	$4,600

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $3.2 million and $7.4 million for the three and nine months ended July 31, 2017, respectively, and $1.3 million and $16.4 million for the three and nine months ended July 31, 2016, respectively. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $367.0 million and $251.7 million as of July 31, 2017 and October 31, 2016, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $1.1 billion, $2.1 million and $54.1 million, respectively, as of July 31, 2017. As of October 31, 2016, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $883.0 million, $6.3 million and $55.2 million, respectively.

20.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of July 31, 2017, had issued and outstanding $1,110.0 million of senior secured notes ($1,091.2 million, net of discount and debt issuance costs), $368.5 million senior notes ($365.9 million net of debt issuance costs) and $2.1 million senior amortizing notes ($2.0 million net of debt issuance costs) and $53.3 million senior exchangeable notes (issued as components of our Units) ($53.2 million net of debt issuance costs). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Notes Guarantors”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes and the 9.5% 2020 Notes), senior notes, senior exchangeable notes and senior amortizing notes. The Notes Guarantors are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes and the 9.5% 2020 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group (see Note 11).

The senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The 7.0% Notes, the 8.0% Notes and our senior secured notes (see Note 11) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Securities Act. The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 7.0% Notes, the 8.0% Notes or the senior secured notes (however, the Notes Guarantors for the 7.0% Notes, the 8.0% Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes are the same as those represented by the accompanying Condensed Consolidating Financial Statements). In lieu of providing separate financial statements for the Notes Guarantors of our registered notes, we have included the accompanying Condensed Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Notes Guarantors are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$-	$211,869	$1,088,088	$412,640	$-	$1,712,597
Financial services			19,018	90,704		109,722
Intercompany receivable		1,216,923		13,634	(1,230,557)	-
Investments in and amounts due from consolidated subsidiaries			380,546		(380,546)	-
Total assets	$-	$1,428,792	$1,487,652	$516,978	$(1,611,103)	$1,822,319

LIABILITIES AND EQUITY:

Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$2,756	$1,571	$481,863	$65,383	$-	$551,573
Financial services			19,021	70,548		89,569
Income taxes (receivable) payable	(2,233)		4,029			1,796
Notes payable and term loan and Revolving credit facility		1,648,211	1,834	498		1,650,543
Intercompany payable	153,060		1,077,497		(1,230,557)	-
Amounts due to consolidated subsidiaries	317,579	73,936			(391,515)	-
Stockholders’ (deficit) equity	(471,162)	(294,926)	(96,592)	380,549	10,969	(471,162)
Total liabilities and equity	$-	$1,428,792	$1,487,652	$516,978	$(1,611,103)	$1,822,319

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$489,346	$87,696	$-	$577,042
Financial services			2,569	12,424		14,993
Intercompany charges		21,792			(21,792)	-
Total revenues	-	21,792	491,915	100,120	(21,792)	592,035

Expenses:
Homebuilding	375	33,132	477,253	76,442		587,202
Financial services	20		1,714	7,133		8,867
Intercompany charges			21,792		(21,792)	-
Total expenses	395	33,132	500,759	83,575	(21,792)	596,069
Loss on extinguishment of debt		(42,258)				(42,258)
Income (loss) from unconsolidated joint ventures			83	(3,964)		(3,881)
(Loss) income before income taxes	(395)	(53,598)	(8,761)	12,581	-	(50,173)
State and federal income tax provision (benefit)	129,825	(43,308)	200,487	32		287,036
Equity in (loss) income of consolidated subsidiaries	(206,989)	(49,961)	12,549		244,401	-
Net (loss) income	$(337,209)	$(60,251)	$(196,699)	$12,549	$244,401	$(337,209)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,428,660	$258,983	$-	$1,687,643
Financial services			7,816	34,520		42,336
Intercompany charges		67,950			(67,950)	-
Total revenues	-	67,950	1,436,476	293,503	(67,950)	1,729,979

Expenses:
Homebuilding	2,374	99,161	1,394,594	223,354		1,719,483
Financial services	20		5,187	17,875		23,082
Intercompany charges			67,950		(67,950)	-
Total expenses	2,394	99,161	1,467,731	241,229	(67,950)	1,742,565
Loss on extinguishment of debt		(34,854)				(34,854)
Income (loss) from unconsolidated joint ventures			119	(10,228)		(10,109)
(Loss) income before income taxes	(2,394)	(66,065)	(31,136)	42,046	-	(57,549)
State and federal income tax provision (benefit)	107,012	(58,597)	238,038	32		286,485
Equity in (loss) income of consolidated subsidiaries	(234,628)	(78,850)	42,014		271,464	-
Net (loss) income	$(344,034)	$(86,318)	$(227,160)	$42,014	$271,464	$(344,034)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2017

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(344,034)	$(86,318)	$(227,160)	$42,014	$271,464	$(344,034)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	114,339	(28,510)	674,835	286	(271,464)	489,486
Net cash (used in) provided by operating activities	(229,695)	(114,828)	447,675	42,300	-	145,452
Cash flows from investing activities:
Proceeds from sale of property and assets			199	10		209
Purchase of property, equipment & other fixed assets and acquisitions			(5,034)			(5,034)
Decrease in restricted cash related to mortgage company				1,686		1,686
Increase in restricted cash related to letters of credit		(2)				(2)
Investments in and advances to unconsolidated joint ventures		(624)	(467)	(32,312)		(33,403)
Distributions of capital from unconsolidated joint ventures				13,976		13,976
Intercompany investing activities		89,261			(89,261)	-
Net cash provided by (used in) investing activities	-	88,635	(5,302)	(16,640)	(89,261)	(22,568)
Cash flows from financing activities:
Net payments related to mortgages and notes			(8,618)	(3,800)		(12,418)
Net payments from model sale leaseback financing programs			(4,094)	(3,273)		(7,367)
Net payments from land bank financing programs			(36,047)	(9,973)		(46,020)
Proceeds from senior secured notes		840,000				840,000
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes		(861,976)				(861,976)
Net payments related to mortgage warehouse lines of credit				(83,525)		(83,525)
Deferred financing costs from land bank financing programs and note issuances		(11,295)	(1,150)	(166)		(12,611)
Intercompany financing activities	229,695		(393,434)	74,478	89,261	-
Net cash provided by (used in) financing activities	229,695	(33,271)	(443,343)	(26,259)	89,261	(183,917)
Net decrease in cash and cash equivalents	-	(59,464)	(970)	(599)	-	(61,033)
Cash and cash equivalents balance, beginning of period		261,553	(395)	85,607		346,765
Cash and cash equivalents balance, end of period	$-	$202,089	$(1,365)	$85,008	$-	$285,732

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2016

(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(25,108)	$(18,607)	$(50,509)	$36,387	$32,729	$(25,108)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(9,089)	(25,300)	289,872	(3,090)	(32,729)	219,664
Net cash (used in) provided by operating activities	(34,197)	(43,907)	239,363	33,297	-	194,556
Cash flows from investing activities:
Proceeds from sale of property and assets			622	21		643
Purchase of property, equipment & other fixed assets and acquisitions			(5,064)	(30)		(5,094)
Decrease in restricted cash related to mortgage company				88		88
Decrease in restricted cash related to letters of credit		873				873
Investments in and advances to unconsolidated joint ventures		(110)	(1,395)	(37,584)		(39,089)
Distributions of capital from unconsolidated joint ventures		(186)	1,087	5,502		6,403
Intercompany investing activities		231,254			(231,254)	-
Net cash (used in) provided by investing activities	-	231,831	(4,750)	(32,003)	(231,254)	(36,176)
Cash flows from financing activities:
Net (payments) proceeds related to mortgages and notes			(53,780)	677		(53,103)
Net (payments) proceeds from model sale leaseback financing programs			(977)	357		(620)
Net proceeds from land bank financing programs			69,388	22,331		91,719
Payments related to senior notes and senior amortizing notes		(263,994)				(263,994)
Net proceeds from revolving credit facility		5,000				5,000
Net proceeds related to mortgage warehouse lines of credit				6,781		6,781
Deferred financing costs from land bank financing programs and note issuances		(2,139)	(4,180)	(1,547)		(7,866)
Intercompany financing activities	34,197		(245,387)	(20,064)	231,254	-
Net cash provided by (used in) financing activities	34,197	(261,133)	(234,936)	8,535	231,254	(222,083)
Net (decrease) increase in cash and cash equivalents	-	(73,209)	(323)	9,829	-	(63,703)
Cash and cash equivalents balance, beginning of period		199,318	(4,800)	59,227		253,745
Cash and cash equivalents balance, end of period	$-	$126,109	$(5,123)	$69,056	$-	$190,042

21.	Transactions with Related Parties

During the three months ended July 31, 2017 and 2016, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company of $0.2 million, for both periods. During the nine months ended July 31, 2017 and 2016, the services provided by such engineering firm to the Company totaled $0.6 million and $0.8 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and we decided to temporarily reduce the amount of cash we were spending on future land acquisitions and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land banking and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily reduce our ability to invest as aggressively in new land parcels as previously planned. This resulted in a reduction in our community count in fiscal 2016 and the first three quarters of fiscal 2017, along with a decrease in net contracts during these periods, as compared to the same periods of the prior year. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our debt maturities and had homebuilding cash of $339.8 million as of October 31, 2016. In addition, in July 2017, we successfully refinanced and extended the maturities of certain of our senior secured notes which were scheduled to mature in October 2018 and October and November 2020, with $440.0 million of new senior secured notes maturing in July 2022 and $400.0 million of new senior secured notes maturing in July 2024. This transaction resulted in a $42.3 million loss on early extinguishment of debt. When added to prior period results, this created a three-year cumulative loss, which led us to reconsider the realizability of our deferred tax assets in accordance with GAAP and record a $294.1 million non-cash increase in the valuation allowance for our deferred tax assets. See Note 15 to our Condensed Consolidated Financial Statements.

Our cash position in fiscal 2017 has allowed us to spend $439.9 million on land purchases and land development during the first three quarters of fiscal 2017. The July 2017 refinancing transaction, by extending our debt maturities, will enable us to allocate cash to further grow our business. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The above factors during fiscal 2016 led to a reduction in our land position and a 19.0% decline in our community count over last year’s third quarter and as a result, during the three and nine months ended July 31, 2017, we experienced mixed operating results compared to the same periods of the prior year. Net contracts per average active selling community increased to 26.7 for the nine months ended July 31, 2017 compared to 23.9 in the same period in the prior year. Net contracts per average active selling community increased to 9.4 for the three months ended July 31, 2017 compared to 8.4 in the same period in the prior year. This improvement in net contracts per average active selling community demonstrates an increase in sales absorption, which allows us to be more efficient because we will deliver more homes per community without any increase in fixed overheads in those communities. Active selling communities decreased from 174 at July 31, 2016 to 141 at July 31, 2017, and net contracts decreased 10.0% and 15.1%, respectively, for the three and nine months ended July 31, 2017, compared to the same periods of the prior year. For the three and nine months ended July 31, 2017, sale of homes revenues decreased 10.3% and 8.2%, respectively, as compared to the same periods of the prior year, as a result of the decreased community count. Gross margin percentage increased from 11.9% for the nine months ended July 31, 2016 to 12.9% for the nine months ended July 31, 2017, but decreased slightly from 13.1% for the three months ended July 31, 2016 to 12.8% for the three months ended July 31, 2017. Gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 16.5% for the nine months ended July 31, 2016 to 16.8% for the nine months ended July 31, 2017, but decreased slightly from 16.9% for the three months ended July 31, 2016 to 16.8% for the three months ended July 31, 2017. These minor changes in gross margin are a result of the mix of communities delivering homes rather than significant changes in prices or costs. Selling, general and administrative costs (including corporate general and administrative expenses) decreased $5.4 million and $16.5 million for the three and nine months ended July 31, 2017, respectively, as compared to the same periods of the prior year; however, as a percentage of total revenue such costs increased from 9.3% for the three months ended July 31, 2016, to 10.3% for the three months ended July 31, 2017 and increased from 10.2% for the nine months ended July 31, 2016, to 10.6% for the nine months ended July 31, 2017 due to the decrease in sale of homes revenues resulting from our decreased community count, as discussed above.

When comparing sequentially from the second quarter of fiscal 2017 to the third quarter of fiscal 2017, our gross margin percentage increased slightly from 12.6% to 12.8% and our gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 16.5% to 16.8%. Gross margin percentage increased slightly as a result of product mix, despite recent labor and materials cost increases, which have been affecting both us and the overall homebuilding industry. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased slightly from 10.5% to 10.3%, as compared to the second quarter of fiscal 2017. Selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as revenues increased from the second quarter of fiscal 2017 to the third quarter of fiscal 2017, consistent with our normal seasonality trends, selling, general and administrative costs as a percentage of total revenues decreased. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 2,475 homes in backlog with a dollar value of $1.0 billion at July 31, 2017 (a decrease of 20.4% in dollar value compared to the third quarter ended July 31, 2016). As discussed above, we have invested $439.9 million in land purchases and land development in the first three quarters of fiscal 2017, which along with continued land acquisitions is expected to eventually result in community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to a few years (in a market such as New Jersey). Given the mix of land that we currently control and the land investment we currently anticipate, we are not expecting community count growth until the second half of fiscal 2018. Once our community count grows, absent adverse market factors, we expect delivery and revenue growth will follow.

We continued to see strength in the underlying housing market and the 11.9% increase in our net contracts per community during the third quarter of 2017, as compared to the same period of the prior year, reflected this trend. While deliveries and revenues were lower than last year’s third quarter as a result of a decreased community count, the strong sales and our backlog at July 31, 2017 should lead to a profitable fourth quarter.

Our fourth quarter results will be impacted by Hurricane Harvey. Fortunately, less than ten homes within two of our 45 Houston communities experienced flood damage. The storm damage and construction delays caused by Hurricane Harvey will reduce our fourth quarter deliveries. In spite of this temporary impact, the long-term prospect for the Houston market remains strong. The fourth quarter of fiscal 2017 results could also be negatively impacted by an issue related to I-joist’s coated with a certain type of fire resistance product that were manufactured by Weyerhaeuser Company. The Company believes that the joist is present in 63 of our homes located in our Delaware and New Jersey markets. Of the identified 63 impacted homes, 17 have been delivered to homeowners, 2 are model homes, and the remainder are in various stages of construction. We are currently working with Weyerhaeuser to evaluate potential remediation solutions and determine the best course of corrective action for our customers. Of the 44 homes under construction, 43 were scheduled to close in fiscal 2017. We expect to experience a combination of delayed closings and/or cancellations with respect to these units that will likely have a negative impact on net orders, closings and revenue in the fourth quarter of fiscal 2017. Although we do not yet know the ultimate impact to our business, we do not believe we will incur any material costs, expenses or charges as a result of this issue.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. In fiscal 2016, as a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we decided to exit the Minneapolis, MN and Raleigh, NC markets, and completed the sale of our land portfolios in those markets. In addition, we entered into a new joint venture by transferring eight communities to the joint venture and receiving cash in return. In the first three quarters of fiscal 2017, we transferred an additional four communities to the joint venture, which resulted in $11.2 million of net cash proceeds to us during the period. We also decided in fiscal 2016 to wind down our operations in the San Francisco Bay area in Northern California and in Tampa, FL by building and delivering homes to sell through our existing land position. Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities - Overview

Our homebuilding cash balance at July 31, 2017 decreased $61.3 million from October 31, 2016 to $278.5 million, which is above our target liquidity range of $170 million to $245 million. In addition to using cash to pay down debt during the first three quarters of fiscal 2017, we spent $439.9 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $145.5 million of cash from operations. During the first three quarters of fiscal 2017, cash used in investing activities was $22.6 million, primarily related to an investment in an existing joint venture. Cash used in financing activities was $183.9 million during the first three quarters of fiscal 2017, which included $862.0 million for repurchases of debt, $840.0 million of proceeds for debt issuances, $53.4 million for land banking programs and a $83.5 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2017 and 2016 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2017 and 2018 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In the first three quarters of fiscal 2017, with spending on land purchases and land development relatively flat as compared to the first three quarters of fiscal 2016, we continued to generate cash from operations. As we continue to increase spending on land purchases and land development, cash flow from operations will decrease. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

As of July 31, 2017, we had a $75.0 million outstanding senior secured term loan facility (“the Term Loan Facility”) ($72.7 million net of debt issuance costs), and $1,110.0 million of outstanding senior secured notes ($1,091.2 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% Senior Secured Notes due 2020 (the “9.5% 2020 Notes”), $440.0 million 10.0% Senior Secured Notes due 2022 and $400.0 million 10.5% Senior Secured Notes due 2024. As of July 31, 2017, we also had $368.5 million of outstanding senior notes ($365.9 million net of debt issuance costs), comprised of $132.5 million 7.0% Senior Notes due 2019 and $236.0 million 8.0% Senior Notes due 2019. In addition, as of July 31, 2017, we had outstanding $2.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($2.0 million net of debt issuance costs) and $53.3 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($53.2 million net of debt issuance costs).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at July 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% 2020 Notes (collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The Term Loan Credit Agreement (defined below) and the indentures governing the notes outstanding at July 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Term Loans (defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loan and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes (with respect to the 10.0% 2022 Notes and 10.5% 2024 Notes). The Term Loan Credit Agreement and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of July 31, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the 6.0% Senior Exchangeable Note Units (“Units”), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

During the nine months ended July 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations. This gain was offset by $0.4 million of costs associated with the 9.5% 2020 Notes issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the “7.25% First Lien Notes”), $87,321,000 principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes” and, together with the 7.25% First Lien Notes, the “2020 Secured Notes”) and all $75,000,000 principal amount of 10.0% Senior Secured Second Lien Notes (the “10.0% Second Lien Notes”) that were tendered and accepted for purchase pursuant to K. Hovnanian’s offers to purchase for cash (the “Tender Offers”) any and all of the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations.

The 10.0% 2022 Notes have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2018, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.0% 2022 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2019 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.0% 2022 Notes at 105.0% of principal commencing July 15, 2019, at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021. In addition, K. Hovnanian may also redeem up to 35% of the aggregate principal amount of the 10.0% 2022 Notes prior to July 15, 2019 with the net cash proceeds from certain equity offerings at 110.0% of principal.

The 10.5% 2024 Notes have a maturity of July 15, 2024 and bear interest at a rate of 10.5% per annum payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2018, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.5% 2024 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2020 at 100% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.5% 2024 Notes at 105.25% of principal commencing July 15, 2020, at 102.625% of principal commencing July 15, 2021 and at 100.0% of principal commencing July 15, 2022. In addition, K. Hovnanian may also redeem up to 35% of the aggregate principal amount of the 10.5% 2024 Notes prior to July 15, 2020 with the net cash proceeds from certain equity offerings at 110.5% of principal.

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof will also be secured in accordance with the terms of the indenture and security documents governing such Notes by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes will be the same as that securing the Term Loans). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Term Loans and any other future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

In connection with the issuance of the 10.0% 2022 Notes and the 10.5% 2024 Notes, K. Hovnanian and the Notes Guarantors entered into security and pledge agreements pursuant to which K. Hovnanian and the Notes Guarantors pledged substantially all of their assets to secure their obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes, subject to permitted liens and certain exceptions as set forth in such agreements. K. Hovnanian and the Notes Guarantors also entered into applicable intercreditor and collateral agency agreements which set forth agreements with respect to the relative priority of their various secured obligations.

The indenture governing the 10.0% 2022 Notes and the 10.5% 2024 Notes was entered into on July 27, 2017 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The covenants and events of default in the indenture are described above under “Debt Transactions”.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility and K. Hovnanian’s senior secured notes, senior notes and Units.

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $70.8 million and $82.1 million (net of debt issuance costs) at July 31, 2017 and October 31, 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $170.9 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.5% and 4.9% at July 31, 2017 and October 31, 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.3 million and $14.3 million at July 31, 2017 and October 31, 2016, respectively. These loans had a weighted-average interest rate of 8.9% at July 31, 2017 and 8.8% at October 31, 2016, respectively. As of July 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $0.3 million in 2017, $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021 and $6.6 million after 2021.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Notes, which are described in Note 11 to the Condensed Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2017 there were $52.0 million of borrowings and $15.0 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of July 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, we have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $1.7 million letters of credit outstanding at both July 31, 2017 and October 31, 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of both July 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2017 and October 31, 2016, we had an aggregate of $62.1 million and $145.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements and facilities.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $24.1 million during the nine months ended July 31, 2017 from October 31, 2016. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $34.6 million and in the West by $39.7 million. These decreases were partially offset by an increase in the Mid-Atlantic of $17.9 million, in the Midwest of $0.7 million, in the Southeast of $29.2 million and the Southwest of $2.4 million. These inventory fluctuations were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the nine months ended July 31, 2017, we had impairments in the amount of $7.4 million. We wrote-off costs in the amount of $1.9 million during the nine months ended July 31, 2017 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2017 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $70.2 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2016 to July 31, 2017 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2017, inventory of $67.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $35.8 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2017, inventory of $70.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $62.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2017, we had mothballed land in 24 communities. The book value associated with these communities at July 31, 2017 was $61.6 million, which was net of impairment charges recorded in prior periods of $239.0 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2017, we did not mothball any additional communities, but we sold three previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $48.6 million and $48.7 million, respectively, of our total inventories at July 31, 2017 and October 31, 2016, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2017:

Northeast	4	381	3,973	4,354
Mid-Atlantic	26	1,621	2,391	4,012
Midwest	16	2,073	1,694	3,767
Southeast	17	1,962	1,479	3,441
Southwest	65	3,248	2,332	5,580
West	13	1,497	3,373	4,870

Consolidated total	141	10,782	15,242	26,024

Unconsolidated joint ventures(2)	26	3,832	1,477	5,309

Owned		6,340	5,966	12,306
Optioned		4,252	9,276	13,528

Controlled lots		10,592	15,242	25,834

Construction to permanent financing lots		190	-	190

Consolidated total		10,782	15,242	26,024

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the number of started unsold homes from October 31, 2016 to July 31, 2017 is primarily due to the decrease in community count during the period.

	July 31, 2017			October 31, 2016
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	13	7	20	57	11	68
Mid-Atlantic	91	11	102	113	4	117
Midwest	29	8	37	33	14	47
Southeast	114	29	143	66	20	86
Southwest	373	11	384	425	8	433
West	24	7	31	33	20	53
Total	644	73	717	727	77	804
Started or completed unsold homes and models per active selling communities (1)	4.6	0.5	5.1	4.3	0.5	4.8

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 141 and 167 at July 31, 2017 and October 31, 2016, respectively. Ratio does not include substantially completed communities, which are communities with less than 10 home sites available.

Homebuilding - Restricted cash and cash equivalents decreased $2.0 million from October 31, 2016 to $2.0 million at July 31, 2017. The decrease was primarily due to the release of escrow cash related to our warranty obligations in certain communities where the warranty coverage period has elapsed.

Investments in and advances to unconsolidated joint ventures increased $8.1 million to $108.6 million at July 31, 2017 compared to October 31, 2016. The increase was primarily due to additional investments and advances to existing joint ventures in the first three quarters of fiscal 2017, along with an investment in a new joint venture in the second quarter of fiscal 2017. These increases were partially offset by decreases primarily related to partner distributions during the period. As of both July 31, 2017 and October 31, 2016, we had investments in 10 homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $10.9 million from October 31, 2016 to $38.8 million at July 31, 2017. The decrease was primarily due to a decrease in refundable deposits resulting from reimbursements received during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2017	2016	Change

Prepaid insurance	$4,506	$3,228	$1,278
Prepaid project costs	32,783	38,032	(5,249)
Net rental properties	92	447	(355)
Other prepaids	5,795	4,493	1,302
Other assets	288	562	(274)
Total	$43,464	$46,762	$(3,298)

Prepaid insurance increased during the nine months ended July 31, 2017 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined. Other prepaids increased primarily due to the timing of payments, partially offset by amortization of various prepaid costs, including annual software licenses.

Financial services other assets consist primarily of residential mortgages receivable held for sale of which $75.6 million and $155.0 million at July 31, 2017 and October 31, 2016, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2016 is related to a decrease in the volume of loans originated during the third quarter of 2017 compared to the fourth quarter of 2016, partially due to the decrease in deliveries, along with a decrease in the average loan value.

Nonrecourse mortgages decreased to $70.8 million at July 31, 2017 from $82.1 million at October 31, 2016. The decrease was primarily due to the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture, partially offset by new mortgages for communities in the Northeast and the Mid-Atlantic obtained during the nine months ended July 31, 2017.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2017	2016	Change

Accounts payable	$147,050	$160,924	$(13,874)
Reserves	124,913	126,888	(1,975)
Accrued expenses	12,632	17,913	(5,281)
Accrued compensation	38,738	44,715	(5,977)
Other liabilities	7,715	18,788	(11,073)
Total	$331,048	$369,228	$(38,180)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the third quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. Reserves decreased during the period as payments for warranty related claims exceeded new accruals primarily for general liability insurance. The decrease in accrued expenses was primarily due to the amortization of abandoned lease space accruals, along with a decrease in accrued property tax. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2016 bonuses during the first quarter of 2017, partially offset by the new accruals for bonuses for nine months of fiscal 2017. The decrease in other liabilities is primarily due to the recognition of deferred income from municipality reimbursements for infrastructure costs and development fees related to work performed under a bond issuance in one of our communities in the West.

Customers’ deposits increased $0.4 million to $37.9 million at July 31, 2017. The slight increase was primarily related to the slight increase in backlog during the period.

Liabilities from inventory not owned decreased $51.7 million to $98.5 million at July 31, 2017. The decrease was primarily due to a decrease in land banking activity during the period, along with a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $82.8 million from $172.4 million at October 31, 2016, to $89.6 million at July 31, 2017. The decrease is primarily due to a decrease in our mortgage warehouse lines of credit, and correlates to the decrease in the volume of mortgage loans held for sale during the period.

Accrued interest decreased $18.9 million to $13.5 million at July 31, 2017. The decrease is primarily due to the purchase in tender offers and the satisfaction and discharge of all of our 7.25% Senior Secured Notes due 2020, 9.125% Senior Secured Notes due 2020 and 10.0% Senior Secured Notes due 2018 in the third quarter of fiscal 2017 (as discussed above), whereby all accrued and unpaid interest related to these notes was paid upon consummation of these transactions.

Income taxes payable increased $285.4 million from a receivable of $283.6 million at October 31, 2016 to a payable of $1.8 million at July 31, 2017. The increase is due to the increase in the valuation allowance against our deferred tax assets during the period, as discussed in Note 15 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2017 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2016

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2017	July 31, 2016	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$574,282	$640,386	$(66,104)	(10.3)%

Land sales and other revenues	2,760	59,979	(57,219)	(95.4)%

Financial services	14,993	16,485	(1,492)	(9.1)%

Total revenues	$592,035	$716,850	$(124,815)	(17.4)%

	Nine Months Ended
(Dollars in thousands)	July 31, 2017	July 31, 2016	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,673,250	$1,823,318	$(150,068)	(8.2)%

Land sales and other revenues	14,393	72,146	(57,753)	(80.1)%

Financial services	42,336	51,714	(9,378)	(18.1)%

Total revenues	$1,729,979	$1,947,178	$(217,199)	(11.2)%

Homebuilding

For the three and nine months ended July 31, 2017, sale of homes revenues decreased $66.1 million, or 10.3%, and $150.1 million or 8.2%, respectively, as compared to the same periods of the prior year. These decreases were primarily due to the number of home deliveries decreasing 14.2% and 13.0% for the three and nine months ended July 31, 2017, respectively, as compared to the prior year periods, partially offset by increases in the average price per home. The decrease in deliveries is primarily the result of a reduction in community count by 19.0%. The average price per home increased to $425,000 in the three months ended July 31, 2017 from $407,000 in the three months ended July 31, 2016. The average price per home increased to $419,000 in the nine months ended July 31, 2017 from $397,000 in the nine months ended July 31, 2016. The increase in average price was primarily the result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community's performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the changes in segment revenues see “Homebuilding Operations by Segment” below. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change

Northeast:
Dollars	$40,015	$66,308	(39.7)%	$138,839	$192,659	(27.9)%
Homes	86	136	(36.8)%	289	395	(26.8)%

Mid-Atlantic:
Dollars	$113,111	$111,579	1.4%	$313,390	$295,004	6.2%
Homes	194	228	(14.9)%	600	628	(4.5)%

Midwest:
Dollars	$40,620	$56,643	(28.3)%	$126,065	$225,276	(44.0)%
Homes	127	193	(34.2)%	411	706	(41.8)%

Southeast:
Dollars	$68,408	$56,471	21.1%	$178,799	$146,895	21.7%
Homes	166	145	14.5%	431	417	3.4%

Southwest:
Dollars	$209,041	$248,228	(15.8)%	$617,199	$725,721	(15.0)%
Homes	581	671	(13.4)%	1,751	1,954	(10.4)%

West:
Dollars	$103,087	$101,157	1.9%	$298,958	$237,763	25.7%
Homes	196	201	(2.5)%	516	494	4.5%

Consolidated total:
Dollars	$574,282	$640,386	(10.3)%	$1,673,250	$1,823,318	(8.2)%
Homes	1,350	1,574	(14.2)%	3,998	4,594	(13.0)%

Unconsolidated joint ventures(1)
Dollars	$62,127	$30,714	102.3%	$212,983	$76,477	178.5%
Homes	117	53	120.8%	364	146	149.3%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three and nine months ended July 31, 2017 as compared to the same period of the prior year was primarily attributed to a decrease in deliveries as our community count has decreased year over year.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended July 31,		Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016

Northeast:
Dollars	$26,648	$61,945	$94,611	$176,456	$55,284	$130,800
Homes	52	128	201	362	116	260

Mid-Atlantic:
Dollars	$97,017	$97,338	$322,308	$368,603	$257,891	$312,698
Homes	173	208	589	753	419	566

Midwest:(2)(4)
Dollars	$48,257	$54,318	$155,312	$191,332	$133,775	$128,381
Homes	170	176	511	599	474	464

Southeast:(3)
Dollars	$73,896	$59,242	$175,924	$234,166	$142,296	$159,489
Homes	172	142	421	560	322	355

Southwest:
Dollars	$177,285	$225,929	$575,669	$696,915	$244,114	$393,906
Homes	522	638	1,678	1,929	690	1,008

West:
Dollars	$103,342	$99,284	$330,287	$317,862	$211,470	$186,986
Homes	232	175	684	607	454	316

Consolidated total:
Dollars	$526,445	$598,056	$1,654,111	$1,985,334	$1,044,830	$1,312,260
Homes	1,321	1,467	4,084	4,810	2,475	2,969

Unconsolidated joint ventures(5)
Dollars	$132,037	$35,217	$299,654	$105,694	$244,234	$168,135
Homes	212	70	509	181	405	263

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) The Midwest net contracts include 4 homes and 65 homes, respectively, and $1.9 million and $27.4 million, respectively, for the three and nine months ended July 31, 2016 from Minneapolis, MN. Contract backlog as of July 31, 2016 reflects the reduction of 64 homes and $24.1 million, related to the sale of our land portfolio in Minneapolis, MN.

(3) The Southeast net contracts include 70 homes and $31.6 million for the nine months ended July 31, 2016 from Raleigh, NC. There were no net contracts for Raleigh, NC, for the three months ended July 31, 2016. Contract backlog as of July 31, 2016 reflects the reduction of 67 homes and $33.7 million, related to the sale of our land portfolio in Raleigh, NC.

(4) Contract backlog as of July 31, 2016 excludes 9 homes that were sold to one of our joint ventures at the time of the joint venture formation.

(5) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

In the nine months of 2017, our open for sale community count decreased to 141 from 167 at October 31, 2016, which is the net result of opening 46 new communities, closing 71 communities and transferring one community to an existing joint venture since the beginning of fiscal 2017. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count for the nine months ended July 31, 2017 as compared to the same period of the prior year. However, as a sign of improvement in our sales absorption, net contracts per average active selling community for the nine months ended July 31, 2017 was 26.7 compared to 23.9 for the same period of the prior year. Net contracts per active selling community increased to 9.4 for the three months ended July 31, 2017 from 8.4 for the three months ended July 31, 2016.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	19%	20%	16%	18%	16%
Second	18%	19%	16%	17%	15%
Third	19%	21%	20%	22%	17%
Fourth		20%	20%	22%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013

First	12%	13%	11%	11%	12%
Second	16%	14%	14%	17%	15%
Third	13%	12%	13%	13%	12%
Fourth		11%	12%	14%	14%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2017	2016	2017	2016

Sale of homes	$574,282	$640,386	$1,673,250	$1,823,318

Cost of sales, excluding interest expense and land charges	478,069	532,116	1,391,966	1,521,704

Homebuilding gross margin, before cost of sales interest expense and land charges	96,213	108,270	281,284	301,614

Cost of sales interest expense, excluding land sales interest expense	18,397	23,108	55,284	61,291

Homebuilding gross margin, after cost of sales interest expense, before land charges	77,816	85,162	226,000	240,323

Land charges	4,197	1,565	9,334	22,915

Homebuilding gross margin	$73,619	$83,597	$216,666	$217,408

Gross margin percentage	12.8%	13.1%	12.9%	11.9%

Gross margin percentage, before cost of sales interest expense and land charges	16.8%	16.9%	16.8%	16.5%

Gross margin percentage, after cost of sales interest expense, before land charges	13.6%	13.3%	13.5%	13.2%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Sale of homes	100%	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	74.0%	73.3%	73.4%	73.4%
Commissions	3.5%	3.4%	3.4%	3.4%
Financing concessions	1.2%	1.3%	1.2%	1.4%
Overheads	4.6%	5.1%	5.2%	5.3%
Total cost of sales, before interest expense and land charges	83.3%	83.1%	83.2%	83.5%
Cost of sales interest	3.2%	3.6%	3.3%	3.3%
Land charges	0.7%	0.2%	0.6%	1.3%

Gross margin percentage	12.8%	13.1%	12.9%	11.9%
Gross margin percentage, before cost of sales interest expense and land charges	16.8%	16.9%	16.8%	16.5%
Gross margin percentage, after cost of sales interest expense, before land charges	13.6%	13.3%	13.5%	13.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 12.8% during the three months ended July 31, 2017 compared to 13.1% for the same period last year and increased to 12.9% during the nine months ended July 31, 2017 compared to 11.9% for the same period last year. The decrease in gross margin percentage for the three months ended July 31, 2017 is primarily due to increased land charges compared to the same period of the prior year. The increase in gross margin percentage for the nine months ended July 31, 2017 is primarily due to decreased land charges as compared to the prior year because of the impairments recorded in the prior year, which related to the sale of our land portfolio in Minneapolis, MN. For the nine months ended July 31, 2017 and 2016, gross margin was favorably impacted by the reversal of prior period inventory impairments of $48.6 million and $42.2 million, respectively, which represented 2.9% and 2.3%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 16.5% for the nine months ended July 31, 2016 to 16.8% for the nine months ended July 31, 2017, but decreased slightly from 16.9% for the three months ended July 31, 2016 to 16.8% for the three months ended July 31, 2017. These minor changes in gross margin are a result of the mix of communities delivering homes rather than significant changes in prices or costs.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $4.2 million and $1.5 million during the three months ended July 31, 2017 and 2016, respectively, and $9.3 million and $22.9 million during the nine months ended July 31, 2017 and 2016, respectively, to their estimated fair value. During the three and nine months ended July 31, 2017, we wrote-off residential land options and approval and engineering costs amounting to $1.0 million and $1.9 million compared to $0.2 million and $6.5 million for the three and nine months ended July 31, 2016, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Mid-Atlantic, Midwest and Southeast segments for the first three quarters of fiscal 2017 and in all of our segments for the first three quarters of fiscal 2016. We recorded $3.2 million and $1.3 million of inventory impairments during the three months ended July 31, 2017 and July 31, 2016, respectively, and $7.4 million and $16.4 million in inventory impairments during the nine months ended July 31, 2017 and July 31, 2016, respectively. The impairments recorded in the first nine months of fiscal 2017 were primarily related to two communities in the Northeast, one community in the Mid-Atlantic, two communities in the Southeast and two communities in the West. The impairments recorded in the first nine months of fiscal 2016 were for six communities that were held for sale, mainly in the Midwest related to our exit of the Minneapolis, MN market. The Midwest inventory was written down to fair value based on offers received for the property. It is difficult to predict whether impairment levels will remain low. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2017	2016	2017	2016

Land and lot sales	$1,785	$58,897	$11,497	$70,051
Cost of sales, excluding interest	817	51,667	7,387	62,275
Land and lot sales gross margin, excluding interest	968	7,230	4,110	7,776
Land and lot sales interest expense	974	5,298	2,746	5,402
Land and lot sales gross margin, including interest	$(6)	$1,932	$1,364	$2,374

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were three land sales in the three months ended July 31, 2017 compared to 19 in the same period of the prior year, resulting in a decrease of $57.1 million in land sales revenues. There were eight and 24 land sales in the nine months ended July 31, 2017 and 2016, respectively, resulting in a decrease of $58.6 million in land sales revenue.

Land sales and other revenues decreased $57.2 million and $57.8 million for the three and nine months ended July 31, 2017 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and nine months ended July 31, 2017, compared to the three and nine months ended July 31, 2016, the decrease was mainly due to the fluctuation in land sales revenues noted above, slightly offset by increases in the various components of other revenue.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses (“SGA”) decreased $6.2 million and $20.2 million for the three and nine months ended July 31, 2017, respectively, compared to the same periods last year mainly due to our decision to exit four markets during 2016, the reduction of our community count, the decrease in insurance costs and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. These decreases resulted in the improvement of SGA as a percentage of homebuilding revenues to 7.9% and 8.0% for the three and nine months ended July 31, 2017, respectively, from 7.4% and 8.2% for the three and nine months ended July 31, 2016, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,

(Dollars in thousands, except average sales price)	2017	2016	Variance	Variance %

Northeast
Homebuilding revenue	$39,956	$69,989	$(30,033)	(42.9)%
Loss before income taxes	$(5,737)	$(995)	$(4,742)	(476.6)%
Homes delivered	86	136	(50)	(36.8)%
Average sales price	$465,289	$487,558	$(22,269)	(4.6)%

Mid-Atlantic
Homebuilding revenue	$113,298	$111,739	$1,559	1.4%
Income before income taxes	$3,714	$3,467	$247	7.1%
Homes delivered	194	228	(34)	(14.9)%
Average sales price	$583,050	$489,382	$93,668	19.1%

Midwest
Homebuilding revenue	$41,052	$72,581	$(31,529)	(43.4)%
Loss before income taxes	$(3,313)	$(2,452)	$(861)	(35.1)%
Homes delivered	127	193	(66)	(34.2)%
Average sales price	$319,839	$293,487	$26,352	9.0%

Southeast
Homebuilding revenue	$68,435	$96,323	$(27,888)	(29.0)%
Loss before income taxes	$(1,580)	$(5,621)	$4,041	71.9%
Homes delivered	166	145	21	14.5%
Average sales price	$412,098	$389,458	$22,640	5.8%

Southwest
Homebuilding revenue	$209,295	$248,546	$(39,251)	(15.8)%
Income before income taxes	$19,010	$20,532	$(1,522)	(7.4)%
Homes delivered	581	671	(90)	(13.4)%
Average sales price	$359,793	$369,937	$(10,144)	(2.7)%

West
Homebuilding revenue	$104,523	$101,158	$3,365	3.3%
Income before income taxes	$5,873	$3,297	$2,576	78.1%
Homes delivered	196	201	(5)	(2.5)%
Average sales price	$525,956	$503,269	$22,687	4.5%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2017	2016	Variance	Variance %

Northeast
Homebuilding revenue	$144,481	$196,539	$(52,058)	(26.5)%
Loss before income taxes	$(7,553)	$(4,945)	$(2,608)	(52.7)%
Homes delivered	289	395	(106)	(26.8)%
Average sales price	$480,412	$487,743	$(7,331)	(1.5)%

Mid-Atlantic
Homebuilding revenue	$314,124	$295,546	$18,578	6.3%
Income before income taxes	$8,514	$7,161	$1,353	18.9%
Homes delivered	600	628	(28)	(4.5)%
Average sales price	$522,317	$469,751	$52,566	11.2%

Midwest
Homebuilding revenue	$126,773	$249,132	$(122,359)	(49.1)%
Loss before income taxes	$(5,771)	$(8,034)	$2,263	28.2%
Homes delivered	411	706	(295)	(41.8)%
Average sales price	$306,727	$319,088	$(12,361)	(3.9)%

Southeast
Homebuilding revenue	$181,654	$186,873	$(5,219)	(2.8)%
Loss before income taxes	$(1,446)	$(14,710)	$13,264	90.2%
Homes delivered	431	417	14	3.4%
Average sales price	$414,847	$352,268	$62,579	17.8%

Southwest
Homebuilding revenue	$617,959	$729,606	$(111,647)	(15.3)%
Income before income taxes	$50,718	$55,392	$(4,674)	(8.4)%
Homes delivered	1,751	1,954	(203)	(10.4)%
Average sales price	$352,484	$371,403	$(18,919)	(5.1)%

West
Homebuilding revenue	$301,897	$237,831	$64,066	26.9%
Income (loss) before income taxes	$7,436	$(6,989)	$14,425	206.4%
Homes delivered	516	494	22	4.5%
Average sales price	$579,376	$481,301	$98,075	20.4%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 42.9% for the three months ended July 31, 2017 compared to the same period of the prior year. The decrease for the three months ended July 31, 2017 was attributed to a 36.8% decrease in homes delivered and a 4.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced townhomes in lower-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2016.

Loss before income taxes increased $4.7 million compared to the prior year to a loss of $5.7 million for the three months ended July 31, 2017. The increased loss was mainly due to the decrease in homebuilding revenue discussed above, a $3.5 million increase in inventory impairment loss and land option write-offs and a $1.8 million increase in loss from unconsolidated joint ventures. Partially offsetting the increased loss was a $1.6 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 26.5% for the nine months ended July 31, 2017 compared to the same period of the prior year. The decrease was attributed to a 26.8% decrease in homes delivered and a 1.5% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced townhomes in lower-end submarkets of the segment in the nine months ended July 31, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2016. Partially offsetting this decrease was a $1.8 million increase in land sales and other revenue.

Loss before income taxes increased $2.6 million compared to the prior year to a loss of $7.6 million for the nine months ended July 31, 2017. The increased loss was due to the decrease in homebuilding revenue discussed above and a $4.4 million increase in loss from unconsolidated joint ventures due to the start-up of new joint ventures during the period. Partially offsetting the increased loss was a $3.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period.

Mid-Atlantic - Homebuilding revenues increased 1.4% for the three months ended July 31, 2017 compared to the same period in the prior year. The increase was primarily due to a 19.1% increase in average sales price, partially offset by a 14.9% decrease in homes delivered for the three months ended July 31, 2017 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2016.

Income before income taxes increased $0.2 million compared to the prior year to income of $3.7 million for the three months ended July 31, 2017, which was primarily due to the increase in homebuilding revenue discussed above. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues increased 6.3% for the nine months ended July 31, 2017 compared to the same period in the prior year. The increase was primarily due to an 11.2% increase in average sales price, partially offset by a 4.5% decrease in homes delivered for the nine months ended July 31, 2017 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment in the nine months ended July 31, 2016.

Income before income taxes increased $1.3 million compared to the prior year to $8.5 million for the nine months ended July 31, 2017 due primarily to the increase in homebuilding revenue discussed above and a $0.9 million increase in income from unconsolidated joint ventures, partially offset by a $1.6 million increase inventory impairment loss and land option write-offs. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 43.4% for the three months ended July 31, 2017 compared to the same period in the prior year. The decrease was due to a 34.2% decrease in homes delivered, partially offset by a 9.0% increase in average sales price for the three months ended July 31, 2017. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2016. Also impacting the decrease was a $15.5 million decrease in land sales and other revenue compared to the same period of the prior year due to the sale of our land portfolio in our Minneapolis, MN division in fiscal 2016.

Loss before income taxes increased $0.9 million to a loss of $3.3 million for the three months ended July 31, 2017 compared to the same period in the prior year. The increase in the loss for the three months ended July 31, 2017 was primarily due to the decrease in homebuilding revenue discussed above. Gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year. Partially offsetting the increased loss was a $1.3 million decrease in selling, general and administrative costs.

Homebuilding revenues decreased 49.1% for the nine months ended July 31, 2017 compared to the same period in the prior year. The decrease was primarily due to a 41.8% decrease in homes delivered and a 3.9% decrease in average sales price for the nine months ended July 31, 2017. The decrease in average sales price was the result of less deliveries and home sales revenue for the segment due to our decision to exit the Minneapolis, MN market in fiscal 2016, which had higher priced, single family homes delivering compared to lower priced, single family homes delivering for the remaining markets in the segment. Also impacting the decrease was a $23.1 million decrease in land sales and other revenue due to the sale of our land portfolio in our Minneapolis, MN division in fiscal 2016.

Loss before income taxes improved $2.3 million compared to the prior year to a loss of $5.8 million for the nine months ended July 31, 2017, primarily due to an $11.4 million decrease in inventory impairment loss and land option write-offs, a $4.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period. Partially offsetting this improvement was the decrease in homebuilding revenue discussed above.

 Southeast - Homebuilding revenues decreased 29.0% for the three months ended July 31, 2017 compared to the same period in the prior year. The decrease for the three months ended July 31, 2017 was attributed to a $39.8 million decrease in land sales and other revenue due the sale of our land portfolio in our Raleigh, NC division during the three months ended July 31, 2016. Partially offsetting this decrease is a 14.5% increase in homes delivered and a 5.8% increase in average sales price, which was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the three months ended July 31, 2016.

Loss before income taxes improved $4.0 million to a loss of $1.6 million for the three months ended July 31, 2017 primarily due to a $1.4 million decrease in inventory impairment loss and land option write-offs, a $2.4 million decrease in selling, general and administrative costs and a $1.1 million increase in income from unconsolidated joint ventures. Partially offsetting the improved loss was the decrease in homebuilding revenue discussed above and a slight decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 2.8% for the nine months ended July 31, 2017 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2017 was attributed a $37.1 million decrease in land sales and other revenue due to the sale of our land portfolio in our Raleigh, NC division during the nine months ended July 31, 2016. Partially offsetting this decrease is a 3.4% increase in homes delivered and a 17.8% increase in average sales price, which was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2016.

Loss before income taxes improved $13.3 million to a loss of $1.4 million for the nine months ended July 31, 2017 primarily due to a $1.1 million decrease in inventory impairment loss and land option write-offs, a $5.6 million decrease in selling, general and administrative costs and a $2.9 million increase in income from unconsolidated joint ventures. Partially offsetting the improved loss was the decrease in homebuilding revenue discussed above, while gross margin percentage before interest expense was flat for the nine months ended July 31, 2017 compared to the same period of the prior year.

Southwest - Homebuilding revenues decreased 15.8% for the three months ended July 31, 2017 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 13.4% decrease in homes delivered and a 2.7% decrease in average sales price for the three months ended July 31, 2017. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2016.

Income before income taxes decreased $1.5 million to $19.0 million for the three months ended July 31, 2017. The decrease was primarily due to the decrease in homebuilding revenue discussed above, while gross margin percentage before interest expense was flat for the three months ended July 31, 2017 compared to the same period of the prior year.

Homebuilding revenues decreased 15.3% for the nine months ended July 31, 2017 compared to the same period in the prior year. The decrease was primarily due to a 10.4% decrease in homes delivered and a 5.1% decrease in average sales price for the nine months ended July 31, 2017. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2016.

Income before income taxes decreased $4.7 million to $50.7 million for the nine months ended July 31, 2017. The decrease was due to the decrease in homebuilding revenues discussed above and a $1.1 million loss from unconsolidated joint ventures. Partially offsetting the decrease is a $3.4 million decrease in inventory impairments and land option write-offs and a $2.4 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense for the nine months ended July 31, 2017 compared to the same period of the prior year remained flat.

West - Homebuilding revenues increased 3.3% for the three months ended July 31, 2017 compared to the same period in the prior year. The increase for the three months ended July 31, 2017 was primarily attributed to a 4.5% increase average sales price and a $1.4 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the three months ended July 31, 2016. The increase was partially offset by a 2.5% decrease in homes delivered.

Income before income taxes increased $2.6 million to $5.9 million for the three months ended July 31, 2017. The increase for the three months ended July 31, 2017 was primarily due to the increase in homebuilding revenues discussed above and a $0.7 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense was flat for the three months ended July 31, 2017 compared to the same period in the prior year.

Homebuilding revenues increased 26.9% for the nine months ended July 31, 2017 compared to the same period in the prior year. The increase for the nine months ended July 31, 2017 was primarily attributed to a 4.5% increase in homes delivered and a 20.4% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2016. Also contributing to the increase was a $2.9 million increase in land sales and other revenue.

Loss before income taxes improved $14.4 million to income of $7.4 million for the nine months ended July 31, 2017. The improvement to income was due to the increase in homebuilding revenue discussed above and a $4.6 million decrease in selling, general and administrative costs. In addition, there was a slight increase in gross margin percentage before interest expense for the nine months ended July 31, 2017 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first nine months of fiscal 2017 and 2016, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 26.0% and 25.4%, respectively, of our total loans. The origination of FHA/VA loans have increased from the first three quarters of fiscal 2016 to the first three quarters of fiscal 2017 and our conforming conventional loan originations as a percentage of our total loans decreased from 70.5% to 69.1% for these periods, respectively. The origination of loans which exceed conforming conventions have increased from 4.0% for the first nine months of fiscal 2016 to 4.9% for the first nine months of fiscal 2017. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2017, financial services provided $6.1 million and $19.3 million of pretax profit compared to $7.6 million and $25.0 million of pretax profit for the same periods of fiscal 2016. Revenues were down 9.1% and 18.1% and costs were down 0.5% and 13.7% for the three and nine months ended July 31, 2017 compared to the three and nine months ended July 31, 2016, respectively. The decrease in revenues was attributable to the decrease in the number of loans originated due to a decrease in deliveries and a lower mortgage capture rate for the three and nine months ended July 31, 2017 compared to the same period in the prior year. The decrease in costs was also attributed to the decrease in the number of loans originated for the three and nine months ended July 31, 2017 compared to the same period in the prior year. In the market areas served by our wholly owned mortgage banking subsidiaries, 75.3% and 75.9% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2017 and 2016, respectively, and 73.6% and 75.9% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2017 and 2016, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $15.7 million for the three months ended July 31, 2017 compared to $14.9 million for the three months ended July 31, 2016, and increased to $47.4 million for the nine months ended July 31, 2017 compared to $43.8 million for the nine months ended July 31, 2016. The minor increase for the three months ended July 31, 2017 from the prior year period was spread among all the components of this expense. The increase in the nine months ended July 31, 2017 from the prior year period was primarily related to two adjustments that occurred in the prior year and which did not recur in 2017. First, reserves for self-insured medical claims were reduced based on claim estimates and second, previously recognized expense for certain performance based stock grants for which the performance metrics were no longer expected to be satisfied were reversed.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Loss from unconsolidated joint ventures increased $1.5 million to a loss of $3.9 million for the three months ended July 31, 2017 compared to the same period of the prior year. Loss from unconsolidated joint ventures increased $4.9 million to a loss of $10.1 million for the nine months ended July 31, 2017. The increase in loss for both the three and nine months is due to the recognition of our share of loss on our newly formed joint ventures, some of which have not delivered any homes and some of which have just begun delivering homes.

(Loss) gain on Extinguishment of Debt

During the nine months ended July 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. This gain was offset by $0.4 million of costs associated with the 9.5% 2020 Notes issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% First Lien Notes, $87,321,000 principal amount of 9.125% Second Lien Notes and all $75,000,000 principal amount of 10.0% Second Lien Notes that were tendered and accepted for purchase pursuant to the Tender Offers and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on extinguishment of debt” on the Condensed Consolidated Statement of Operations.

Total Taxes

The total income tax expense of $287.0 million and $286.5 million for the three and nine months ended July 31, 2017, respectively, was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTA”). In addition, the same periods were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses.

The total income tax expense of $1.6 million for the three months ended July 31, 2016 was primarily due to deferred taxes. The same period was also impacted by state tax expenses and state tax reserves for uncertain tax positions. The income tax benefit of $4.6 million for the nine months ended July 31, 2016 was primarily due to incremental losses with no associated valuation allowance and a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002, partially offset by a permanent difference related to stock compensation, state tax expenses, and state tax reserves for uncertain tax positions.

See Note 15 to the condensed consolidated financial statements for further information on our income tax positions and analysis of our DTAs.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53.0% of our homebuilding cost of sales for the nine months ended July 31, 2017.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2017, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2017 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	FV at 7/31/17

Long term debt (1)(2):
Fixed rate	$335	$108,732	$209,082	$237,634	$76,825	$1,041,566	$1,674,174	$1,701,707
Weighted average interest rate	8.25%	4.10%	7.45%	8.00%	9.48%	9.10%	8.43%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $15.0 million of letters of credit issued as of July 31, 2017 under our $75.0 million revolving Credit Facility.

(2)	Does not include $70.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2017. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2017. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 6.  EXHIBITS

3(a)	Restated Certificate of Incorporation of the Registrant.(2)
3(b)	Amended and Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.(6)
4(b)	Specimen Class B Common Stock Certificate.(7)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

4(f)

Indenture dated as of July 27, 2017, relating to the 10.0% Senior Secured Notes due 2022 and the 10.5% Senior Secured Notes due 2024, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therin and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 10.0% Senior Secured Note due 2022 and the 10.5% Senior Secured Note due 2024.(8)

10(a)*	Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2017 grants and thereafter)
10(b)*	Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2017 grants and thereafter)
10(c)*	Market Share Unit Agreement Class A (Gross Margin Performance Vesting) (2017 grants and thereafter)
10(d)*	Market Share Unit Agreement Class B (Gross Margin Performance Vesting) (2017 grants and thereafter)
10(e)

Collateral Agency Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent and Wilmington Trust, National Association, as Collateral Agent.(9)

10(f)

Security Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent.(10)

10(g)

Pledge Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent.(11)

10(h)

Joinder to the Amended and Restated Intercreditor Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Trustee and Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent.(12)

10(i)

Second Amended and Restated Mortgage Tax Collateral Agency Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent.(13)

10(j)	Trademark Security Agreement, dated as of July 27, 2017, between K. HOV IP II, Inc. and Wilmington Trust, National Association, as Collateral Agent.(14)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2017 and 2016, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*Management contracts or compensatory plan or arrangements

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 11, 2015.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.
(7)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(12)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(13)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed July 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 7, 2017
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 7, 2017
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller