Form 10-K
period 2017-10-31
HOVNANIAN ENTERPRISES INC
filed 2017-12-28
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2017

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
Class B Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate “website”, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Nonaccelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do Not Check if a smaller reporting Company)

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $283,280,186.

As of the close of business on December 15, 2017, there were outstanding 132,286,691 shares of the Registrant’s Class A Common Stock and 15,306,226 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 13, 2018, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

 FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 331,000 homes, including 6,149 homes in fiscal 2017. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 130 communities in 24 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $135,000 to $2,675,000 with an average sales price, including options, of $418,000 nationwide in fiscal 2017.

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

 During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. We are in the process of completing a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida by building and delivering homes to sell through our existing land position.

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

Employees

We employed 1,905 full-time employees (whom we refer to as associates) as of October 31, 2017.

Corporate Offices and Available Information

Our corporate offices are currently located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701 (See Item 2-Properties). Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

Given the low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which are critical to improving our financial performance. During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital and loan markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and in order to preserve and increase cash to fund our maturing debt, we decided to temporarily reduce the amount of cash we were spending on future land acquisitions and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land banking and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily reduce our ability to invest as aggressively in new land parcels as previously planned. This resulted in a reduction in our community count in fiscal 2016 and 2017, along with a decrease in net contracts during these periods, as compared to the prior year periods. As a result of our decreased community count, we had fewer deliveries, revenues and profit in 2017 as compared to the prior year.

In the fourth quarter of fiscal 2016 and in July 2017, we were able to refinance certain of our debt maturities including certain of our senior secured notes which were scheduled to mature in October 2018 and October and November 2020, with $440.0 million of new senior secured notes maturing in July 2022 and $400.0 million of new senior secured notes maturing in July 2024. While these transactions extended the maturities of a significant amount of debt giving us the ability to more fully invest in new communities again, they also resulted in a $42.3 million loss on early extinguishment of debt. When added to prior period results, this created a three-year cumulative loss, which led us to reconsider the realizability of our deferred tax assets in accordance with GAAP and record a $294.1 million non-cash increase in the valuation allowance for our deferred tax assets. See Note 11 to our Consolidated Financial Statements. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions.

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

As noted above, we offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our diverse product array includes single-family detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes.

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

We prefer to use a risk-averse land acquisition strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This approach significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2017, 2016 and 2015, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,930 lots, 6,102 lots and 4,730 lots, respectively, out of 17,837 total lots, 19,210 total lots and 20,653 total lots, respectively, under option, resulting in pretax charges of $2.7 million, $8.9 million and $4.7 million, respectively.

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

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston and Dallas; and we cannot predict the extent to which shortages in necessary materials or labor may occur in these or other markets in the future.

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, New Jersey and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

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

During the year ended October 31, 2017, for the markets in which our mortgage subsidiaries originated loans, 13.9% of our home buyers paid in cash and 67.8% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2017 were 74.9% prime and 25.1% Federal Housing Administration/Veterans Affairs (“FHA/VA”).

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

Current base prices for our homes in contract backlog at October 31, 2017, range from $160,000 to $970,000 in the Northeast, from $171,000 to $2,675,000 in the Mid-Atlantic, from $135,000 to $831,000 in the Midwest, from $224,000 to $880,000 in the Southeast, from $179,000 to $625,000 in the Southwest and from $208,000 to $965,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2017, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$166,752	351	$475,077
Mid-Atlantic	463,271	856	541,205
Midwest	199,009	640	310,951
Southeast	257,066	614	418,675
Southwest	826,422	2,357	350,624
West	427,513	784	545,297
Consolidated total	$2,340,033	5,602	$417,714
Unconsolidated joint ventures (1)	310,573	547	567,774

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 17.3% to $2.1 billion for the year ended October 31, 2017 from $2.5 billion for the year ended October 31, 2016. The number of homes contracted decreased 14.9% to 5,196 in fiscal 2017 from 6,109 in fiscal 2016. The decrease in the number of homes contracted occurred along with a 22.2% decrease in the number of open-for-sale communities from 167 at October 31, 2016 to 130 at October 31, 2017. We contracted an average of 35.1 homes per average active selling community in fiscal 2017 compared to 31.3 homes per average active selling community in fiscal 2016, a 12.1% increase in sales pace per community as our performance per community improved in fiscal 2017 as compared to fiscal 2016.

 Information on the value of net sales contracts by segment for the years ended October 31, 2017 and 2016, is set forth below:

(Value of net sales contracts in thousands)	2017	2016	Percentage of Change
Northeast	$119,018	$226,635	(47.5)%
Mid-Atlantic	399,420	467,782	(14.6)%
Midwest	193,451	229,671	(15.8)%
Southeast	232,278	287,538	(19.2)%
Southwest	718,595	887,341	(19.0)%
West	421,335	420,681	0.2%
Consolidated total	$2,084,097	$2,519,648	(17.3)%
Unconsolidated joint ventures(1)	436,538	154,088	183.3%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our active selling communities under development as of October 31, 2017. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	3	977	658	98	221
Mid-Atlantic	24	3,601	2,113	309	1,179
Midwest	15	2,746	1,092	382	1,272
Southeast	15	2,847	875	285	1,687
Southwest	59	10,260	7,027	509	2,724
West	14	3,097	1,791	400	906
Total	130	23,528	13,556	1,983	7,989

(1)	Includes 301 home sites under option.
(2)	Of the total remaining homes available, 685 were under construction or completed (including 83 models and sales offices), and 3,776 were under option.

Backlog

At October 31, 2017 and 2016, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,437 homes and 2,649 homes, respectively, with sales values aggregating $1.1 billion and $1.2 billion, respectively. The majority of our backlog at October 31, 2017 is expected to be completed and closed within the next six to nine months. At November 30, 2017 and 2016, our backlog of signed contracts, including unconsolidated joint ventures, was 2,606 homes and 2,644 homes, respectively, with sales values aggregating $1.2 billion for both periods. For information on our backlog excluding unconsolidated joint ventures, see the table on page 42 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2017, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 25,549 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	33	3,479	$221,566	$6,628
Owned	10	729		$49,589
Total	43	4,208		$56,217
Mid-Atlantic:
Under option(1)	11	1,343	$139,720	$3,955
Owned	14	1,410		$27,929
Total	25	2,753		$31,884
Midwest:
Under option(1)	9	1,152	$67,453	$2,169
Owned	8	586		$5,305
Total	17	1,738		$7,474
Southeast:
Under option(1)	8	1,311	$44,679	$1,043
Owned	4	73		$14,412
Total	12	1,384		$15,455
Southwest:
Under option(1)	25	2,200	$141,810	$8,410
Owned	-	-		$-
Total	25	2,200		$8,410
West:
Under option(1)	5	345	$43,006	$7,486
Owned	16	2,949		$13,998
Total	21	3,294		$21,484
Totals:
Under option(1)	91	9,830	$658,234	$29,691
Owned	52	5,747		$111,233
Combined total	143	15,557		$140,924

(1)

The book value of properties under option also includes costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2017, option fees and deposits aggregated $24.4 million. As of October 31, 2017, we spent an additional $5.3 million in nonrefundable predevelopment costs on such properties.

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

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston and Dallas, and anticipate that the supply of raw materials could be affected in the near future as a result of Hurricane Harvey in Houston and Hurricane Irma in Florida. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors.

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

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	Employment levels and job growth;

●	Availability of financing for home buyers;

●	Interest rates;

●	Adverse changes in tax laws;

●	Foreclosure rates;

●	Inflation;

●	Consumer confidence;

●	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	Population growth; and

●	Availability of water supply in locations in which we operate.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have an unsecured revolving credit facility that can be used for general purposes, or under which letters of credit may be issued, which matures in 2018. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected, particularly in light of the upcoming maturity of our unsecured revolving credit facility.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions, can harm the local homebuilding business. For example, in September 2017, Hurricane Harvey and Hurricane Irma caused disruption and delays in Houston and Florida which may continue to impact results in these markets in fiscal 2018. Similarly, our production process slowed and our cost of operations increased in Texas during fiscal 2015 as a result of record wet conditions in this state and, in August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during those months.

The difficulties described above could cause us to take longer and incur more costs to build our homes. In addition, our insurance may not fully cover business interruptions or losses caused by weather conditions and manmade or natural disasters and we may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. Some home buyers may also cancel or not honor their home sales contracts altogether.

Our business, liquidity and results of operations are still recovering from the significant and sustained homebuilding downturn and another downturn in the homebuilding industry could materially and adversely affect our business.

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011. Further, we had substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. Although the homebuilding market has improved in the last few years, the volume of 2017 housing starts is still just above previous volume troughs in historical cycles, and our business, liquidity and results of operations continue to be impacted by the lasting effects of the significant and sustained downturn and it may continue to materially adverse our business and results of operations in future years. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.

Several challenges, such as general U.S. economic uncertainty and the potential for more rapid inflation, extreme weather conditions, increasing cycle times due to labor shortages, increasing labor and materials costs, the restrictive mortgage lending environment and rising mortgage interest rates, could further impact the housing market and, consequently, our performance. For example, if rising house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sales prices, which may result in lower gross margins.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2017, including the debt of the subsidiaries that guarantee our debt, was $1,661.5 million ($1,654.0 million net of discount), which includes borrowings under our $75.0 million revolving credit facility under which at October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding resulting in available borrowing capacity of $8.4 million.

●

Our debt service payments for the 12-month period ended October 31, 2017, were $109.7 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of our amortizing notes, and do not include repurchases of our debt in open market transactions, principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

As of October 31, 2017, in addition to the $14.6 million letters of credit outstanding under the revolving credit facility, we had $1.7 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $1.7 million of cash. Our fees for these letters of credit for the year ended October 31, 2017, which are based on both the used and unused portion of the facilities and agreements, were $1.2 million. We also had substantial contractual commitments and contingent obligations, including $199.5 million of performance bonds as of October 31, 2017. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Cash provided from operating activities in fiscal 2017 and fiscal 2016 were $297.6 million and $387.7 million, respectively. Depending on the levels of our land purchases, we could generate negative or positive cash flow in future years. In 2016, we used a significant portion of cash to repay debt because financing was unavailable to us in the capital and loan markets. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity including amounts outstanding under our unsecured revolving credit facility which matures in 2018, $369 million principal of unsecured senior notes which will mature during calendar year 2019, and our $75 million Term Loan which will mature in 2019 (subject to earlier maturity if our 7.0% Senior Notes due 2019 have not been refinanced with a maturity date after January 15, 2021), which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations (pursuant to the terms of certain of our senior secured notes we generally must refinance our unsecured senior notes due 2019 and may not use cash to satisfy our obligations thereunder) or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have an unsecured revolving credit facility under which letters of credit may be issued, which matures in 2018. We also have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected, particularly in light of the upcoming maturity of our unsecured revolving credit facility.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future (including a requirement (i) to refinance our 7% Senior Notes due 2019 and 8% Senior Notes due 2019 (the “Existing Unsecured Notes”) with indebtedness that may not be scheduled to mature earlier than our 10.50% Senior Notes due 2024 or equity, subject to an exception for up to $50 million of cash repurchases and (ii) in our $75.0 million senior secured term loan facility (the “Term Loan Facility”) and the 9.50% Senior Secured Notes due 2020 that any new or refinancing indebtedness may not be scheduled to mature earlier than specified dates in 2021) and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our term loans and our senior secured notes may make it more difficult to raise additional financing in the future.

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate, and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities, the Term Loan Facility and our revolving credit facility impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence (including maturity date requirements), creating liens, sales of assets (including in certain land banking transactions), cash distributions, including paying dividends on common and preferred stock, capital stock, Existing Unsecured Notes and subordinated debt repurchases, and investments by us and certain of our subsidiaries. Because of these restrictions, we are currently prohibited from paying dividends on our common and preferred stock and anticipate that we will remain prohibited for the foreseeable future.

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

Under the terms of our indebtedness under our indentures and credit facilities, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations, such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our debt instruments (and may be secured), and therefore, are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. For example, during fiscal 2011 and thereafter, credit agencies took a series of negative actions with respect to their credit ratings of us and our debt. More recently, in April, May and August 2016, Moody’s Investor Services and S&P Global Ratings, respectively, took certain negative rating actions, including downgrades with respect to their credit ratings of us and our debt, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Capital Resources and Liquidity.” Downgrades may make it more difficult and costly for us to access capital. Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The homebuilding industry is highly competitive for land that is suitable for residential development and the availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive overbidding on land and lots, geographical or topographical constraints and restrictive governmental regulation. Should suitable land opportunities become less available, our ability to implement our strategies and operational actions would be limited and the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our significant debt obligations, which require substantial cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations, including as a result of inflation, could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years, including fiscal 2017 during which we also experienced increased materials and construction costs. It is uncertain whether these shortages will continue as is, improve or worsen. If rising labor and house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sale prices, which may result in lower gross margins.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write-off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.” For example, during more recent years, we did not have significant land option write-offs or impairments; however, during fiscal 2011, 2010 and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million, and $45.4 million, respectively. Also, in fiscal 2011, 2010 and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million and $614.1 million, respectively. If market conditions worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

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

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, his or her inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2017, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,437 homes with a sales value aggregating $1.1 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, generally are, under current tax law, deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under current tax law and policy. If the federal government or a state government changes its income tax laws to eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The "Tax Cuts and Jobs Act" which was recently signed into law includes provisions which would impose significant limitations with respect to these income tax deductions. For instance, under the "Tax Cuts and Jobs Act", the annual deduction for real estate taxes and state and local income or sales taxes would generally be limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest would generally only be available with respect to acquisition indebtedness that does not exceed $750,000. The loss or reduction of these homeowner tax deductions, if such tax law changes were enacted without any offsetting legislation, would adversely impact demand for and sales prices of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2017, we had invested an aggregate of $115.1 million in these joint ventures, including advances and a note receivable to these joint ventures of $22.4 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community's site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

For example, in March 2013, we received a letter from the U.S. Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA show elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company has responded to its information requests.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation, and a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

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

As discussed in Item 3 – “Legal Proceedings,” in the ordinary course of business we are involved in litigation from time to time, including with home owners associations, home buyers and other persons with whom we have relationships. As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China (“Chinese Drywall”) that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation.

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, we are party to litigation in New Jersey concerning alleged defects in construction (see Item 3 – “Legal Proceedings” and Note 18 to our Consolidated Financial Statements for the year ended October 31, 2017). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock that enabled them to cast approximately 57% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2017. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.6 billion through the fiscal year ended October 31, 2017, and we may generate net operating loss carryforwards in future years.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

At October 31, 2017, we owned a 69,000 square-foot office complex located in the Northeast that has served as our corporate headquarters, which was sold on November 1, 2017. We plan on renting approximately 57,000 square feet of office space in the Northeast beginning in January 2018 for our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 433,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Included in this amount is 6,800 square feet of abandoned lease space.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation, and a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

The Grandview at Riverwalk Port Imperial Condominium Association, Inc. (“Grandview Plaintiff”) filed a construction defect lawsuit against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal II, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Enterprises, Inc., K. Hovnanian North East, Inc. aka and/or dba K. Hovnanian Companies North East, Inc., K. Hovnanian Construction II, Inc., K. Hovnanian Cooperative, Inc., K. Hovnanian Developments of New Jersey, Inc., and K. Hovnanian Holdings NJ, LLC, as well as the project architect, the geotechnical engineers and various construction contractors for the project alleging various construction defects, design defects and geotechnical issues totaling approximately $41.3 million. The lawsuit included claims against the geotechnical engineers for differential soil settlement under the building, against the architects for failing to design the correct type of structure allowable under the New Jersey Building Code, and against the Hovnanian-affiliated developer entity (K. Hovnanian at Port Imperial Urban Renewal II, LLC ) alleging that it: (1) had knowledge of and failed to disclose the improper building classification to unit purchasers and was therefore liable for treble damages under the New Jersey Consumer Fraud Act; and (2) breached an express warranty set forth in the Public Offering Statements that the common elements at the building were fit for their intended purpose. The Grandview Plaintiff further alleged that Hovnanian Enterprises, Inc., K. Hovnanian Holdings NJ, LLC, K. Hovnanian Developments of New Jersey, Inc., and K. Hovnanian Developments of New Jersey II, Inc. were jointly liable for any damages owed by the Hovnanian development entity under a veil piercing theory.

The parties reached a settlement on the construction defect issues prior to trial, but attempts to settle the subsidence, building classification issue and Consumer Fraud Act claims were unsuccessful. The trial commenced on April 17, 2017 in Hudson County, New Jersey. In the third week of the trial, all of the Hovnanian defendants resolved the geotechnical claims for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury. On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a to-be-determined portion of Grandview Plaintiff’s counsel fees, per the statute. The jury also found in favor of Grandview Plaintiff on its veil piercing theory. Certain Hovnanian-affiliated defendants filed post-trial motions on three issues: (1) a motion for a judgment notwithstanding the verdict or a new trial; (2) a motion addressing whether any of the Hovnanian-affiliated entities could be jointly liable under a veil piercing theory for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC; and (3) a motion for contractual indemnification against the project architect. On October 27, 2017, the Court addressed a number of post-trial motions. The Court denied the motion for a judgment notwithstanding the verdict or a new trial, and held that Hovnanian Enterprises, Inc. and its affiliate, K. Hovnanian Developments of New Jersey, Inc., are jointly liable for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC. On November 18, 2017, the Court awarded approximately $1.8 million in attorney fees and costs to Grandview Plaintiff out of the approximately $4.8 million it had sought. Certain Hovnanian-affiliated defendants filed a motion for reconsideration of the Court’s decision on attorney fees and costs, which remains pending.

Once a final judgment is entered, the relevant Hovnanian-affiliated defendants intend to appeal all aspects of the verdict against them. With respect to this case, depending on the outcome of all appeals, the range of loss is between $0 and $10.8 million, inclusive of attorneys’ fees and costs. Management believes that a loss is probable and reasonably estimable and that the Company has reserved for its estimated probable loss amount in its construction defect reserves. However, our assessment of the probable loss may differ from the ultimate resolution of this matter.

In 2014, the condominium association of the Grandview II at Riverwalk Port Imperial condominium building (the “Grandview II Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Hudson County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the building along with a claim for piercing the corporate veil as to certain defendants. The operative complaint (“Complaint”) brought claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal III, LLC, PI Investments I, LLC, K. Hovnanian Investments, LLC, K. Hovnanian Homes (not a legal entity but named as a defendant), K. Hovnanian Shore Acquisitions, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Northeast, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian Construction III, Inc. and K. Hovnanian Cooperative, Inc. The Complaint also brought claims against various other design professionals and contractors. Grandview II Plaintiff asserted damages of approximately $69 million to $79 million, which amount was potentially subject to treble damages. On December 7, 2017, the Court issued orders adjudicating various parties’ motions for summary judgment. The Court issued an order that granted Grandview II Plaintiff’s motion for partial summary judgment on the claim seeking to pierce the corporate veil of K. Hovnanian at Port Imperial Urban Renewal III, LLC and ordered that Hovnanian Enterprises, Inc. shall be jointly and severally liable for any damages awarded against K. Hovnanian at Port Imperial Urban Renewal III, LLC, including any treble damages and attorney’s fees and costs. The Court also issued an order dismissing Grandview II Plaintiff’s claims for negligence and breach of implied warranties against certain Hovnanian-affiliated defendants. As of December 14, 2017, the Hovnanian-affiliated defendants reached a settlement with Grandview II Plaintiff that resolved all claims in the case involving the Hovnanian-affiliated defendants. As of October 31, 2017, the Company had fully reserved for this settlement amount. On December 15, 2017, the Court issued an order dismissing the action.

On December 21, 2016, the members of the Company’s Board were named as defendants in a derivative and class action lawsuit filed in the Delaware Court of Chancery by Plaintiff Joseph Hong ("Plaintiff Hong").  Plaintiff Hong had previously made a demand for inspection of the books and records of the Company pursuant to Delaware law.  The Company had provided certain company documents in response to Plaintiff Hong’s demand. The complaint relates to the Board of Directors’ decisions to grant Ara K. Hovnanian equity awards in the form of Class B Common Stock, alleging that the defendants breached their fiduciary duties to the Company and its stockholders; that the equity awards granted in Class B Common Stock amounted to corporate waste; and that Ara. K Hovnanian was unjustly enriched by equity awards granted to him in Class B Common Stock.  The complaint seeks a declaration that the equity awards granted to Ara K. Hovnanian in Class B Common Stock between June 13, 2014 and June 10, 2016 were ultra vires, invalidation or rescission of those awards, injunctive relief, and unspecified damages.

On December 18, 2017, the parties finalized a settlement agreement to resolve the litigation. Pursuant to the settlement agreement, which remains subject to approval by the Chancery Court, the Company will submit for stockholder approval at the next Annual Meeting of Stockholders a resolution to amend the Company’s Certificate of Incorporation to affirm that in the event of a merger, consolidation, acquisition, tender offer, recapitalization, reorganization or other business combination, the same consideration will be provided for shares of Class A Common Stock and Class B Common Stock unless different treatment of the shares of each such class is approved separately by a majority of each class.  The Company has also agreed to implement certain operational and corporate governance measures regarding the granting of equity awards in Class B Common Stock and, further, that it will not oppose an application by Plaintiff Hong for attorney’s fees up to $275,000, the amount of which is subject to approval by the Court.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 457 stockholders of record at December 15, 2017. There is no established public trading market for our Class B Common Stock, which was held by 230 stockholders of record at December 15, 2017. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate. The high and low closing sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2017 and 2016:

	October 31, 2017		October 31, 2016
Quarter	High	Low	High	Low
First	$2.89	$1.54	$2.05	$1.36
Second	$2.48	$2.16	$1.79	$1.30
Third	$2.96	$2.20	$1.93	$1.54
Fourth	$2.42	$1.72	$1.98	$1.55

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

For information regarding the equity securities that are authorized for issuance under our equity compensation plans, see Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” – Equity Compensation Plan Information.

Recent Sales of Unregistered Equity Securities

 None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2017. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data (In thousands, except per share data)	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013
Revenues	$2,451,665	$2,752,247	$2,148,480	$2,063,380	$1,851,253
Expenses excluding inventory impairment loss and land option write-offs	2,437,195	2,708,912	2,162,370	2,044,718	1,835,633
Inventory impairment loss and land option write-offs	17,813	33,353	12,044	5,224	4,965
Total expenses	2,455,008	2,742,265	2,174,414	2,049,942	1,840,598
Loss on extinguishment of debt	(34,854)	(3,200)	-	(1,155)	(760)
(Loss) income from unconsolidated joint ventures	(7,047)	(4,346)	4,169	7,897	12,040
(Loss) income before income taxes	(45,244)	2,436	(21,765)	20,180	21,935
State and federal income tax provision (benefit)	286,949	5,255	(5,665)	(286,964)	(9,360)
Net (loss) income	$(332,193)	$(2,819)	$(16,100)	$307,144	$31,295
Per share data:
Basic:
(Loss) income per common share	$(2.25)	$(0.02)	$(0.11)	$2.05	$0.22
Weighted-average number of common shares outstanding	147,703	147,451	146,899	146,271	145,087
Assuming dilution:
(Loss) income per common share	$(2.25)	$(0.02)	$(0.11)	$1.87	$0.22
Weighted-average number of common shares outstanding	147,703	147,451	146,899	162,441	162,329

Summary of Consolidated Balance Sheet Data

(In thousands)	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014	October 31, 2013
Total assets(1)	$1,900,898	$2,354,956	$2,577,398	$2,264,433	$1,737,373
Mortgages, lines of credit and revolving credit agreement(1)	$244,088	$294,015	$310,672	$193,104	$168,816
Senior secured term loan, senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing notes (net of discount)	$1,585,837	$1,573,333	$1,827,924	$1,636,402	$1,511,171
Total equity deficit	$(460,371)	$(128,510)	$(128,084)	$(117,799)	$(432,799)

(1) In connection with our adoption of Accounting Standards Update 2015-03 in November 2016, certain prior year amounts for unamortized debt issuance costs were reclassified between the lines “Total assets” and “Mortgages, lines of credit and revolving credit agreement” and “Senior secured term loans, senior secured notes, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing note (net of discount”. See Note 1 to the Consolidated Financial Statements for additional information.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During fiscal 2016, we had approximately $260 million of bonds mature, which we were unable to refinance because financing was unavailable in the capital markets to companies with comparable credit ratings to ours. As a result, we shifted our focus from growth to gaining operating efficiencies and improving our bottom line, and in order to preserve and increase cash to fund our maturing debt, we decided to temporarily reduce the amount of cash we were spending on future land acquisitions and to exit from four underperforming markets during fiscal 2016. In addition, we increased our use of land banking and joint ventures in order to enhance our liquidity position. The net effect of these liquidity enhancing efforts was to temporarily reduce our ability to invest as aggressively in new land parcels as previously planned. This resulted in a reduction in our community count in fiscal 2016 and 2017, along with a decrease in net contracts during these periods, as compared to the prior year periods. However, in the fourth quarter of fiscal 2016, we were able to refinance certain of our debt maturities and had homebuilding cash of $339.8 million as of October 31, 2016. In addition, in July 2017, we successfully refinanced and extended the maturities of certain of our senior secured notes which were scheduled to mature in October 2018 and October and November 2020, with $440.0 million of new senior secured notes maturing in July 2022 and $400.0 million of new senior secured notes maturing in July 2024. While these transactions extended the maturities of a significant amount of debt giving us the ability to more fully invest in new communities again, they also resulted in a $42.3 million loss on early extinguishment of debt. When added to prior period results, this created a three-year cumulative loss, which led us to reconsider the realizability of our deferred tax assets in accordance with GAAP and record a $294.1 million non-cash increase in the valuation allowance for our deferred tax assets. See Note 11 to our Consolidated Financial Statements.

Our cash position in fiscal 2017 has allowed us to spend $555.0 million on land purchases and land development during fiscal 2017 and still have $463.7 million of homebuilding cash and cash equivalents as of October 31, 2017. This cash and the July 2017 refinancing transaction, by extending our debt maturities, will enable us to allocate additional cash to further grow our business. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The above factors during fiscal 2016 led to a reduction in our land position and a 22.2% decline in our community count for fiscal 2017 as compared to fiscal 2016 and as a result, during fiscal 2017, we experienced mixed operating results compared to the prior year. Net contracts per average active selling community increased 12.1% to 35.1 for the year ended October 31, 2017 compared to 31.3 in the same period in the prior year. This improvement in net contracts per average active selling community demonstrates an increase in sales absorption, which allows us to be more efficient by permitting us to deliver more homes per community without any increase in fixed overheads in those communities. Active selling communities decreased from 167 at October 31, 2016 to 130 at October 31, 2017, and net contracts decreased 14.9% for the year ended October 31, 2017, compared to the same period of the prior year. For the year ended October 31, 2017, sale of homes revenues decreased 10.0% as compared to the same period of the prior year, as a result of the decreased community count. Gross margin percentage increased from 12.2% for the year ended October 31, 2016 to 13.2% for the year ended October 31, 2017. Gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 16.9% for the year ended October 31, 2016 to 17.2% for the year ended October 31, 2017. The improvements in both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, are primarily the result of the mix of communities delivering homes and the reduction of our warranty reserves, rather than significant changes in prices or costs. Additionally, gross margin percentage improved due to a decrease in land charges for the year ended October 31, 2017 compared to the prior year because of the impairments recorded in fiscal 2016, which related to the sale of our land portfolio in Minneapolis, Minnesota. Selling, general and administrative costs (including corporate general and administrative expenses) increased $2.6 million for the year ended October 31, 2017 as compared to the prior year. As a percentage of total revenue such costs increased from 9.2% for the year ended October 31, 2016, to 10.4% for the year ended October 31, 2017 due to the decrease in sale of homes revenues resulting from our decreased community count, as discussed above. The increase in selling, general and administrative costs (including corporate general and administrative expenses) is primarily due to a $12.5 million adjustment recorded during the fourth quarter of fiscal 2017 to our construction defect reserves related to litigation. Excluding this adjustment, selling, general and administrative costs (including corporate general and administrative expenses) decreased $9.9 million for the year ended October 31, 2017 as compared to the prior year.

When comparing sequentially from the third quarter of fiscal 2017 to the fourth quarter of fiscal 2017, our gross margin percentage increased from 12.8% to 13.7% and our gross margin percentage, before cost of sales interest expense and land charges, increased from 16.8% to 18.2%. Gross margin percentage increased primarily as a result of product mix and the reduction of our warranty reserves, along with price increases in certain communities primarily in the West. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased slightly from 10.3% to 10.1%, as compared to the third quarter of fiscal 2017, and decreased to 8.4% excluding the adjustment to our construction defect reserves discussed above. Selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as revenues increased from the third quarter of fiscal 2017 to the fourth quarter of fiscal 2017, consistent with our normal seasonality trends, selling, general and administrative costs as a percentage of total revenues decreased. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 1,983 homes in backlog with a dollar value of $808.0 million at October 31, 2017 (a decrease of 24.4% in dollar value compared to the prior year). As discussed above, we have invested $555.0 million in land purchases and land development during fiscal 2017, which along with continued land acquisitions is expected to eventually result in community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five years (in a market such as New Jersey). Given the mix of land that we currently control and the land investment we currently anticipate, we are not expecting community count growth until the second half of fiscal 2018. Once our community count grows, absent adverse market factors, we expect delivery and revenue growth will follow.

Our fourth quarter results in fiscal 2017 were impacted by Hurricane Harvey. Fortunately, less than ten homes within two of our 45 Houston communities experienced flood damage. The storm damage and construction delays caused by Hurricane Harvey reduced our fourth quarter deliveries and may impact fiscal 2018 results. In spite of this temporary impact, the long-term prospect for the Houston market remains strong. The fourth quarter of fiscal 2017 results were also negatively impacted by an issue related to I-joist’s coated with a certain type of fire resistance product that were manufactured by Weyerhaeuser Company. The Company identified a total of 63 homes located in our Delaware and New Jersey markets that were affected. Of these 63 impacted homes, 30 were scheduled to close in fiscal 2017 and did not as a result of this issue. Weyerhaeuser has accepted responsibility and is presently remediating all affected homes and we will not incur any material costs, expenses or charges as a result. We experienced a combination of delayed closings and cancellations with respect to these units which had a negative impact on net orders, closings and revenue in the fourth quarter of fiscal 2017. Subsequent to our fiscal year-end, there have been significant wildfires throughout Southern California. While none of our communities have been directly affected, we could experience labor shortages, construction delays or utility company delays, which in turn could impact our fiscal 2018 results.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” As of October 31, 2017, the net book value associated with our 22 mothballed communities was $36.7 million, net of impairment charges recorded in prior periods of $214.1 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2017, we did not mothball any communities, but we sold five previously mothballed communities and re-activated two previously mothballed communities.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2017, we had no specific performance options recorded on our Consolidated Balance Sheets. Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2017, inventory of $58.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.8 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2017, inventory of $66.3 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $39.3 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2015 to October 31, 2017 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $23.6 million and $48.7 million of our total inventories at October 31, 2017 and 2016, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2017, we wrote down certain joint venture investments by $2.8 million. There were no write-downs in fiscal 2016 or 2015.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. In fiscal 2016, as a result of our evaluation of our geographic operating footprint as it relates to our strategic objectives, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets, and completed the sale of our land portfolios in those markets. In addition, we entered into a new joint venture by transferring eight communities to the joint venture and receiving cash in return. In fiscal 2017, we transferred an additional four communities to the joint venture, which resulted in $11.2 million of net cash proceeds to us during the period. We are in the process of completing a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida by building and delivering homes to sell through our existing land position. Any other liquidity-enhancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at October 31, 2017 increased $123.9 million from October 31, 2016 to $463.7 million, which is above our target liquidity range of $170 million to $245 million. We would prefer to have our cash fully invested, but we are being disciplined in our underwriting of new land deals and the methods in which we control land (through more options and fewer direct purchases). In addition to using cash to pay down debt during fiscal 2017, we spent $555.0 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we generated $297.6 million of cash from operations. During fiscal 2017, cash used in investing activities was $27.2 million, primarily related to investments in existing joint ventures, along with an investment in a new joint venture. Cash used in financing activities was $147.8 million during fiscal 2017, which included $862.0 million for repurchases of debt, $840.0 million of proceeds for debt issuances, $61.1 million used for model finance and land banking programs and a $31.0 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the year ended October 31, 2017 and 2016 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash will be sufficient through fiscal 2018 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In fiscal 2017, with spending on land purchases and land development relatively flat as compared to fiscal 2016, we continued to generate cash from operations. As we continue to increase spending on land purchases and land development, cash flow from operations will decrease. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

See “Inventory Activities” below for a detailed discussion of our inventory position.

Debt Transactions

As of October 31, 2017, we had a $75.0 million outstanding senior secured term loan facility (the “Term Loan Facility”) ($73.0 million net of debt issuance costs), and $1,110.0 million of outstanding senior secured notes ($1,090.6 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.50% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $400.0 million 10.5% Senior Secured Notes due 2024. As of October 31, 2017, we also had $368.5 million of outstanding senior notes ($366.3 million net of debt issuance costs), comprised of $132.5 million 7.0% Senior Notes due 2019 and $236.0 million 8.0% Senior Notes due 2019. In addition, as of October 31, 2017, we had outstanding $2.1 million 11.0% Senior Amortizing Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($2.0 million net of debt issuance costs) and $53.9 million Senior Exchangeable Notes due 2017 (issued as a component of our 6.0% Exchangeable Note Units) ($53.9 million net of debt issuance costs).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Term Loan Facility and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreement governing the Term Loans (defined below) and the indentures governing the notes outstanding at October 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Term Loans and the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loans and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes (with respect to the 10.0% 2022 Notes and 10.5% 2024 Notes). The credit agreement governing the Term Loans and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan facility (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of October 31, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the senior exchangeable note units discussed below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

During the year ended October 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 senior exchangeable note units representing $6.9 million stated amount of senior exchangeable note units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations. This gain was offset by $0.4 million of costs associated with the 9.50% 2020 Notes issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the “7.25% First Lien Notes”), $87,321,000 principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes” and, together with the 7.25% First Lien Notes, the “2020 Secured Notes”) and all $75,000,000 principal amount of 10.0% Senior Secured Second Lien Notes due 2018 (the “10.0% Second Lien Notes”) that were tendered and accepted for purchase pursuant to K. Hovnanian’s offers to purchase for cash (the “Tender Offers”) any and all of the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

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

The indenture governing the 10.0% 2022 Notes and the 10.5% 2024 Notes was entered into on July 27, 2017 among K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The covenants and events of default in the indenture are described above.

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of K. Hovnanian’s Term Loans, senior secured notes, senior notes and senior exchangeable note units.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $64.5 million and $82.1 million (net of debt issuance costs) at October 31, 2017 and 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $157.8 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.3% and 4.9% at October 31, 2017 and 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.0 million and $14.3 million at October 31, 2017 and 2016, respectively. These loans had a weighted-average interest rate of 8.9% at October 31, 2017 and 8.8% at October 31, 2016. As of October 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021, $2.0 million in 2022 and $4.6 million after 2022. On November 1, 2017, the non-recourse loans on our corporate headquarters were paid in full, in connection with the sale of building.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9 to the Consolidated Financial Statements. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2017 there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility which matures in 2018, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million letters of credit outstanding at both October 31, 2017 and 2016, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At both October 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2017 and 2016, we had an aggregate of $114.6 million and $145.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2017 or 2016. As of October 31, 2017, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2017, 2016 and 2015, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $189.4 million during the year ended October 31, 2017 from October 31, 2016. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $56.4 million, in the Mid-Atlantic by $26.1 million, in the Midwest by $19.1 million, in the Southwest by $49.8 million and in the West by $59.6 million. These decreases were partially offset by an increase in the Southeast of $21.6 million. These inventory fluctuations were primarily attributable to home deliveries and land sales during the period, partially offset by new land purchases and land development. During the year ended October 31, 2017, we had aggregate impairments in the amount of $15.1 million. We wrote-off costs in the amount of $2.7 million during the year ended October 31, 2017 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2017 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $83.9 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2016 to October 31, 2017 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2017, inventory of $66.3 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $39.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2017, inventory of $58.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.8 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2017, we had mothballed land in 22 communities. The book value associated with these communities at October 31, 2017 was $36.7 million, which was net of impairment charges recorded in prior periods of $214.1 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2017, we did not mothball any additional communities, but we sold five previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $23.6 million and $48.7 million, respectively, of our total inventories at October 31, 2017 and October 31, 2016, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in remaining home sites available at October 31, 2017 compared to October 31, 2016 was primarily attributable to our decreased community count and our delivering homes without investing in new land at the same rate during the period due to the reasons discussed above in “-Overview”. As previously discussed, based on our cash position at October 31, 2017, we expect to continue to actively seek new land investment opportunities in fiscal 2018.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2017:
Northeast	4,527	98	4,429
Mid-Atlantic	4,241	309	3,932
Midwest	3,392	382	3,010
Southeast	3,356	285	3,071
Southwest	5,433	509	4,924
West	4,600	400	4,200
Consolidated total	25,549	1,983	23,566
Unconsolidated joint ventures	5,770	454	5,316
Owned	11,422	1,462	9,960
Optioned	13,907	301	13,606
Construction to permanent financing lots	220	220	-
Consolidated total	25,549	1,983	23,566
Lots controlled by unconsolidated joint ventures	5,770	454	5,316

October 31, 2016:
Northeast	4,862	204	4,658
Mid-Atlantic	4,189	430	3,759
Midwest	4,093	374	3,719
Southeast	3,484	332	3,152
Southwest	4,652	763	3,889
West	5,517	295	5,222
Consolidated total	26,797	2,398	24,399
Unconsolidated joint ventures	4,631	251	4,380
Owned	13,542	1,837	11,705
Optioned	13,108	414	12,694
Construction to permanent financing lots	147	147	-
Consolidated total	26,797	2,398	24,399
Lots controlled by unconsolidated joint ventures	4,631	251	4,380

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the total homes from October 31, 2016 to October 31, 2017 is due to the decrease in community count during the period.

	October 31, 2017			October 31, 2016
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	11	6	17	57	11	68
Mid-Atlantic	81	11	92	113	4	117
Midwest	21	13	34	33	14	47
Southeast	118	28	146	66	20	86
Southwest	348	15	363	425	8	433
West	23	10	33	33	20	53
Total	602	83	685	727	77	804
Started or completed unsold homes and models per active selling communities(1)	4.6	0.7	5.3	4.3	0.5	4.8

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 130 and 167 at October 31, 2017 and 2016, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents decreased $1.8 million from October 31, 2016 to $2.1 million at October 31, 2017. The decrease was primarily due to the release of escrow cash related to our warranty obligations in certain communities which have been closed for more than a year.

Investments in and advances to unconsolidated joint ventures increased $14.6 million during the fiscal year ended October 31, 2017 compared to October 31, 2016. The increase was primarily due to additional investments and advances to existing joint ventures during fiscal 2017, along with an investment in a new joint venture in the second quarter of fiscal 2017. These increases were partially offset by decreases primarily related to partner distributions during the period. As of both October 31, 2017 and October 31, 2016, we had investments in 10 homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net increased $8.4 million from October 31, 2016 to $58.1 million at October 31, 2017. The increase was primarily due to a new receivable related to a land sale in the fourth quarter of fiscal 2017, partially offset by a decrease in refundable deposits resulting from reimbursements received during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2017	October 31, 2016	Dollar Change
Prepaid insurance	$1,893	$3,228	$(1,335)
Prepaid project costs	30,360	38,032	(7,672)
Net rental properties	-	447	(447)
Other prepaids	4,245	4,493	(248)
Other assets	528	562	(34)
Total	$37,026	$46,762	$(9,736)

Prepaid insurance decreased due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined.

Financial services other assets consist primarily of residential mortgages receivable held for sale of which $131.5 million and $155.0 million at October 31, 2017 and 2016, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2016 was related to a decrease in the volume of loans originated during the fourth quarter of 2017 compared to the fourth quarter of 2016, along with a decrease in the average loan value.

Income Taxes Receivable decreased $285.8 million from $283.6 million at October 31, 2016 to a payable of $2.2 million at October 31, 2017. The decrease is due to the increase in the valuation allowance against our deferred tax assets during the period, as discussed in Note 11 to the Consolidated Financial Statements.

Nonrecourse mortgages decreased to $64.5 million at October 31, 2017, from $82.1 million at October 31, 2016. The decrease was primarily due to the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture, partially offset by new mortgages for communities mainly in the Northeast, Mid-Atlantic and Southwest obtained during the year ended October 31, 2017.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2017	October 31, 2016	Dollar Change
Accounts payable	$128,844	$160,924	$(32,080)
Reserves	134,089	126,888	7,201
Accrued expenses	12,900	17,913	(5,013)
Accrued compensation	47,209	44,715	2,494
Other liabilities	12,015	18,788	(6,773)
Total	$335,057	$369,228	$(34,171)

The decrease in accounts payable was primarily due to the 14.2% decrease in deliveries in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. Reserves increased during fiscal 2017 primarily due to an increase in our construction defect reserves due to an adjustment for litigation, partially offset by a reduction in our warranty reserves, which were reduced based on our annual assessment, as discussed in Note 16 to the Consolidated Financial Statements. The decrease in accrued expenses was primarily due to the amortization of accruals related to abandoned lease space along with the timing of other accruals. The increase in accrued compensation was primarily due to accrued bonuses payable at the end of fiscal 2017 as compared to the end of fiscal 2016. Other liabilities decreased primarily due to deferred income recorded in fiscal 2016 and recognized in fiscal 2017 from municipality reimbursements for infrastructure costs and development fees related to work performed under a bond issuance in one of our communities in the West. This decrease was partially offset by an increase in deferred income related to the delay of home closings associated with the Weyerhaeuser-manufacture I-joist issue, discussed previously in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers’ deposits decreased $3.7 million to $33.8 million at October 31, 2017. The decrease was primarily related to the decrease in backlog during the period.

Liabilities from inventory not owned decreased $59.1 million to $91.1 million at October 31, 2017. The decrease was due a decrease in land banking transactions during the period, along with a decrease in the sale and leaseback of certain model homes, both of which are accounted for as financing transactions as described above.

Financial services (liabilities) decreased $30.5 million from $172.4 million at October 31, 2016, to $141.9 million at October 31, 2017. The decrease is primarily due to the decrease in our mortgage warehouse lines of credit, and correlates to the decrease in the volume of mortgage loans held for sale during the period as discussed above.

Accrued interest increased $9.4 million to $41.8 million at October 31, 2017. The increase was primarily due to a combination of the timing of interest payments and higher interest rates on our 10.0% 2022 Notes and 10.5% 2024 Notes issued in July 2017.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Homebuilding:
Sale of homes	$(260,757)	$512,661	$75,116
Land sales	(27,445)	75,191	(4,374)
Other revenues	1,494	(37)	107
Financial services	(13,874)	15,952	14,251
Total change	$(300,582)	$603,767	$85,100
Total revenues percent change	(10.9)%	28.1%	4.1%

Homebuilding

Sale of homes revenues decreased $260.8 million, or 10.0%, for the year ended October 31, 2017, increased $512.7 million, or 24.6%, for the year ended October 31, 2016 and increased $75.1 million, or 3.7%, for the year ended October 31, 2015 as compared to the same period of the prior year. The decreased revenues in fiscal 2017 were primarily due to the number of home deliveries decreasing 13.3%, partially offset by the average price per home increasing to $417,714 in fiscal 2017 from $402,350 in fiscal 2016. The decrease in deliveries is primarily the result of a reduction in community count by 22.2%. The increased revenues in fiscal 2016 were primarily due to the 17.4% increase in deliveries, as well as the average price per home increasing to $402,350 in fiscal 2016 from $379,177 in fiscal 2015. The increased revenues in fiscal 2015 were primarily due to the average price per home increasing to $379,177 in fiscal 2015 from $366,202 in fiscal 2014. For fiscal 2017, the fluctuations in average prices were primarily the result of the geographic and community mix of our deliveries, along with our ability to raise home prices in certain communities. For fiscal 2016 and 2015, the fluctuations in average prices were primarily a result of the geographic and community mix of our deliveries, as opposed to home price increases (which we increase or decrease in communities depending on the respective community’s performance). For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. For further detail on land sales and other revenue, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Northeast:
Housing revenues	$166,752	$274,126	$189,049
Homes delivered	351	557	380
Average price	$475,077	$492,147	$497,497
Mid-Atlantic:
Housing revenues	$463,271	$457,906	$398,132
Homes delivered	856	960	854
Average price	$541,205	$476,985	$466,197
Midwest:
Housing revenues	$199,009	$287,469	$311,364
Homes delivered	640	921	958
Average price	$310,951	$312,127	$325,015
Southeast:
Housing revenues	$257,066	$214,585	$207,407
Homes delivered	614	581	675
Average price	$418,675	$369,339	$307,269
Southwest:
Housing revenues	$826,422	$1,024,410	$822,371
Homes delivered	2,357	2,750	2,263
Average price	$350,624	$372,512	$363,399
West:
Housing revenues	$427,513	$342,294	$159,806
Homes delivered	784	695	377
Average price	$545,297	$492,509	$423,889
Consolidated total:
Housing revenues	$2,340,033	$2,600,790	$2,088,129
Homes delivered	5,602	6,464	5,507
Average price	$417,714	$402,350	$379,177
Unconsolidated joint ventures:(1)
Housing revenues	$310,573	$140,576	$119,920
Homes delivered	547	248	269
Average price	$567,774	$566,836	$445,799

(1) Represents housing revenue and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

The decrease in housing revenues during year ended October 31, 2017, as compared to year ended October 31, 2016, was primarily attributed to our decreased deliveries, partially offset by an increase in average sales price. Housing revenues in fiscal 2017 decreased in all of our homebuilding segments combined by 10.0%, while average sales price increased by 3.8%, excluding joint ventures. In our homebuilding segments, homes delivered decreased in fiscal 2017 as compared to fiscal 2016 by 37.0%, 10.8%, 30.5% and 14.3% in the Northeast, Mid-Atlantic, Midwest and Southwest, respectively, and increased by 5.7% and 12.8% in the Southeast and West, respectively. Overall in fiscal 2017 as compared to fiscal 2016 homes delivered decreased 13.3% across all our segments, excluding unconsolidated joint ventures.

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

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2017, 2016 and 2015 are set forth below (Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period):

	Quarter Ended
(In thousands)	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Housing revenues:
Northeast	$27,913	$40,015	$45,917	$52,907
Mid-Atlantic	149,881	113,111	100,120	100,159
Midwest	72,944	40,620	41,794	43,651
Southeast	78,267	68,408	54,005	56,386
Southwest	209,223	209,041	224,898	183,260
West	128,555	103,087	100,819	95,052
Consolidated total	$666,783	$574,282	$567,553	$531,415
Sales contracts (net of cancellations):
Northeast	$24,407	$26,648	$29,918	$38,045
Mid-Atlantic	77,112	97,017	123,045	102,246
Midwest(1)	38,139	48,257	61,489	45,566
Southeast(2)	56,354	73,896	55,577	46,451
Southwest	142,926	177,285	227,500	170,884
West	91,048	103,342	142,522	84,423
Consolidated total	$429,986	$526,445	$640,051	$487,615

	Quarter Ended
(In thousands)	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Housing revenues:
Northeast	$81,467	$66,308	$53,913	$72,438
Mid-Atlantic	162,902	111,579	89,873	93,552
Midwest	62,193	56,643	76,793	91,840
Southeast	67,690	56,471	51,230	39,194
Southwest	298,689	248,228	273,304	204,189
West	104,531	101,157	81,044	55,562
Consolidated total	$777,472	$640,386	$626,157	$556,775
Sales contracts (net of cancellations):
Northeast	$50,179	$61,945	$74,727	$39,784
Mid-Atlantic	99,179	97,338	150,369	130,316
Midwest(1)	38,339	54,318	69,445	67,569
Southeast(2)	53,372	59,242	84,665	90,259
Southwest	190,426	225,929	262,344	208,642
West	102,819	99,284	126,505	92,073
Consolidated total	$534,314	$598,056	$768,055	$628,643

(1)	The Midwest net contracts include $1.9 million, $7.1 million and $18.4 million, respectively, for the quarters ended July 31, 2016, April 30, 2016 and January 31, 2016, from Minneapolis, Minnesota.
(2)	The Southeast net contracts include $9.9 million and $21.7 million, respectively, for the quarters ended April 30, 2016 and January 31, 2016, from Raleigh, North Carolina.

	Quarter Ended
(In thousands)	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Housing revenues:
Northeast	$63,175	$36,109	$39,123	$50,642
Mid-Atlantic	127,233	113,886	76,102	80,911
Midwest	91,122	82,618	73,214	64,410
Southeast	63,074	57,294	49,255	37,784
Southwest	262,713	203,075	189,974	166,609
West	66,013	33,174	27,504	33,115
Consolidated total	$673,330	$526,156	$455,172	$433,471
Sales contracts (net of cancellations):
Northeast	$66,846	$69,410	$69,717	$56,753
Mid-Atlantic	114,191	115,164	116,843	102,109
Midwest(1)	73,693	70,578	101,807	70,981
Southeast(2)	58,382	54,776	66,824	52,290
Southwest	216,371	248,907	290,901	193,584
West	95,419	60,573	54,648	27,440
Consolidated total	$624,902	$619,408	$700,740	$503,157

(1)

The Midwest net contracts include $23.0 million, $21.8 million, $31.6 million and $21.8 million, respectively, for the quarters ended October 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015, from Minneapolis, Minnesota.

(2)

The Southeast net contracts include $12.2 million, $7.8 million, $12.5 million and $9.9 million, respectively, for the quarters ended October 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015, from Raleigh, North Carolina.

Contracts per average active selling community in fiscal 2017 were 35.1 compared to fiscal 2016 of 31.3. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in the pace of sales in most of the Company’s segments during fiscal 2017. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2017	2016	2015	2014	2013
First	19%	20%	16%	18%	16%
Second	18%	19%	16%	17%	15%
Third	19%	21%	20%	22%	17%
Fourth	22%	20%	20%	22%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2017	2016	2015	2014	2013
First	12%	13%	11%	11%	12%
Second	16%	14%	14%	17%	15%
Third	13%	12%	13%	13%	12%
Fourth	12%	11%	12%	14%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, the contract cancellations over the past several years have been within what we believe to be a normal range. However, market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars in thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Northeast:
Total contract backlog	$51,778	$99,512	$147,004
Number of homes	98	204	293
Mid-Atlantic:
Total contract backlog	$185,123	$248,974	$239,099
Number of homes	309	430	453
Midwest: (1)(3)
Total contract backlog	$98,969	$104,527	$194,290
Number of homes	382	374	644
Southeast: (2)
Total contract backlog	$120,382	$145,171	$105,935
Number of homes	285	332	279
Southwest:
Total contract backlog	$177,818	$285,644	$422,711
Number of homes	509	763	1,033
West:
Total contract backlog	$173,963	$185,274	$106,886
Number of homes	400	295	203
Totals:
Total consolidated contract backlog	$808,033	$1,069,102	$1,215,925
Number of homes	1,983	2,398	2,905

(1)	The Midwest contract backlog as of October 31, 2016 reflects the reduction of 64 homes and $24.1 million related to the sale of our land portfolio in Minneapolis, Minnesota.
(2)	The Southeast contract backlog as of October 31, 2016 reflects the reduction of 67 homes and $33.7 million related to the sale of our land portfolio in Raleigh, North Carolina.
(3)	Contract backlog as of October 31, 2016 excluded 9 homes that were sold to one of our joint ventures at the time of the joint venture formation.

Contract backlog dollars decreased 24.4% as of October 31, 2017 compared to October 31, 2016, and the number of homes in backlog decreased 17.3% for the same period. The decrease in backlog was driven by a 14.9% decrease in net contracts and the decrease in community count for the year ended October 31, 2017 compared to the prior fiscal year. In the month of November 2017, excluding unconsolidated joint ventures, we signed an additional 350 net contracts amounting to $131.0 million in contract value.

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

Management believes this non-GAAP measure provides investors another way to understand our operating performance. This measure is also useful internally, helping management evaluate our operating results on a consolidated basis and relative to other companies in our industry. In particular, the magnitude and volatility of land charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding land charges, as well as interest amortized to cost of sales, and other similar presentations prepared by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt.

	Year Ended
(Dollars in thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Sale of homes	$2,340,033	$2,600,790	$2,088,129
Cost of sales, excluding interest expense and land charges	1,937,116	2,162,284	1,721,336
Homebuilding gross margin, before cost of sales interest expense and land charges	402,917	438,506	366,793
Cost of sales interest expense, excluding land sales interest expense	76,902	86,593	59,574
Homebuilding gross margin, after cost of sales interest expense, before land charges	326,015	351,913	307,219
Land charges	17,813	33,353	12,044
Homebuilding gross margin	$308,202	$318,560	$295,175
Gross margin percentage	13.2%	12.2%	14.1%
Gross margin percentage, before cost of sales interest expense and land charges	17.2%	16.9%	17.6%
Gross margin percentage, after cost of sales interest expense, before land charges	13.9%	13.5%	14.7%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015
Sale of homes	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	73.1%	73.2%	72.0%
Commissions	3.4%	3.5%	3.6%
Financing concessions	1.2%	1.3%	1.4%
Overheads	5.1%	5.1%	5.4%
Total cost of sales, before interest expense and land charges	82.8%	83.1%	82.4%
Cost of sales interest	3.3%	3.4%	2.9%
Land charges	0.7%	1.3%	0.6%
Gross margin percentage	13.2%	12.2%	14.1%
Gross margin percentage, before cost of sales interest expense and land charges	17.2%	16.9%	17.6%
Gross margin percentage, after cost of sales interest expense and before land charges	13.9%	13.5%	14.7%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 13.2% for the year ended October 31, 2017 compared to 12.2% for the same period last year. This increase was primarily attributed to the mix of communities delivering homes and the reduction of our warranty reserves, as a result of our annual analysis performed in the fourth quarter of each year. Additionally, there was a decrease in land charges compared to the prior year because of the impairments recorded in the prior year, which related to the sale of our land portfolio in Minneapolis, Minnesota. Total homebuilding gross margin percentage decreased to 12.2% for the year ended October 31, 2016 compared to 14.1% for fiscal 2015. We have experienced higher land and development costs as a percentage of sale of homes revenue in certain of our new communities delivering in fiscal 2016 compared to the same period last year, as well as higher construction costs in many of our markets, which resulted in a decrease in gross margin percentage for fiscal 2016 compared to fiscal 2015. For the years ended October 31, 2017, 2016 and 2015, gross margin was favorably impacted by the reversal of prior period inventory impairments of $74.4 million, $57.9 million and $35.6 million, respectively, which represented 3.2%, 2.2% and 1.7%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $17.8 million, $33.4 million and $12.0 million during the years ended October 31, 2017, 2016 and 2015, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2017, 2016 and 2015, we wrote off residential land options and approval and engineering costs totaling $2.7 million, $8.9 million and $4.7 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2017, 2016 and 2015. The inventory impairments amounted to $15.1 million, $24.5 million and $7.3 million for the years ended October 31, 2017, 2016 and 2015, respectively. The impairments recorded in fiscal 2017 were related to two communities in the Northeast, one community in the Mid-Atlantic, two communities in the Midwest, three communities in the Southeast and two communities in the West. The amount of inventory impairments recorded in fiscal 2016 was higher than the previous several years, primarily due to the land sales in the Midwest in fiscal 2016 related to our exit of the Minneapolis, Minnesota market, as previously discussed, along with certain land held for sale in the Northeast. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2017. In fiscal 2017, we walked away from 22.0% of all the lots we controlled under option contracts. The remaining 78.0% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2017:

(Dollars in millions)	Dollar Amount of Walk Away	Number of Walk- Away Lots	% of Walk- Away Lots	Total Option Lots(1)	Walk- Away Lots as a % of Total Option Lots
Northeast	$0.5	800	20.4%	4,434	18.0%
Mid-Atlantic	0.6	951	24.2%	3,280	29.0%
Midwest	0.3	935	23.8%	2,565	36.5%
Southeast	0.8	315	8.0%	2,197	14.3%
Southwest	0.4	611	15.5%	4,674	13.1%
West	0.1	318	8.1%	687	46.3%
Total	$2.7	3,930	100.0%	17,837	22.0%

(1)	Includes lots optioned at October 31, 2017 and lots optioned that the Company walked away from in the year ended October 31, 2017.

The following table represents impairments by segment for the year ended October 31, 2017:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$3.3	21.9%	$22.2	14.9%
Mid-Atlantic	1.5	9.9%	8.5	17.6%
Midwest	0.2	1.3%	0.8	25.0%
Southeast	8.1	53.7%	18.3	44.3%
Southwest	-	0%	-	0%
West	2.0	13.2%	3.1	64.5%
Total	$15.1	100.0%	$52.9	28.5%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Land and lot sales	$48,596	$76,041	$850
Cost of sales, excluding interest	24,688	68,173	702
Land and lot sales gross margin, excluding interest	23,908	7,868	148
Land and lot sales interest expense	11,634	5,798	39
Land and lot sales gross margin, including interest	$12,274	$2,070	$109

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were ten land sales in the year ended October 31, 2017, compared to 26 in the same period of the prior year, resulting in a $27.4 million decrease in land sales revenue. This decrease was primarily due to the sale of six land parcels in the Midwest and ten land parcels in the Southeast in the third quarter of fiscal 2016 in connection with our previously discussed strategy to exit the Minneapolis, Minnesota and Raleigh, North Carolina markets. As discussed, there were 26 land sales in the year ended October 31, 2016, compared to only three in the year ended October 31, 2015.

Land sales and other revenues decreased $26.0 million for the year ended October 31, 2017, and increased $75.2 million for the year ended October 31, 2016 compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease from fiscal 2016 to fiscal 2017 and the increase from fiscal 2015 to fiscal 2016 was mainly due to the fluctuations in land sales revenue noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $3.4 million to $196.3 million for the year ended October 31, 2017 as compared to the year ended October 31, 2016. The increase was primarily due to a $12.5 million adjustment in the fourth quarter of fiscal 2017 in our construction defect reserves related to litigation. Excluding this adjustment, SGA expenses decreased $9.1 million to $183.8 million for the year ended October 31, 2017 as compared to the year ended October 31, 2016. The decrease was mainly due to our decision to exit four markets during 2016, the reduction of our community count and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. SGA increased $4.5 million to $192.9 million for the year ended October 31, 2016 compared to the year ended October 31, 2015. This increase was mainly due to increases in sales and other compensation related to increased headcount and increased compensation reflective of the competitive homebuilding market, increased advertising costs related to community count growth that occurred at the end of fiscal 2015 and higher bonus expense due to higher profits in certain markets. These increases were partially offset by the decrease of $3.7 million from the impact of our exit from the Minneapolis, Minnesota and Raleigh, North Carolina markets during the third quarter of fiscal 2016 and a decrease in insurance reserves of $9.2 million, as a result of our annual actuarial analysis of estimated construction defect costs on previously delivered homes, as discussed further in Note 16 to the Consolidated Financial Statements.

 Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2017	Variance 2017 Compared to 2016	2016	Variance 2016 Compared to 2015	2015
Northeast
Homebuilding revenue	$209,509	$(68,519)	$278,028	$88,531	$189,497
Income (loss) before income taxes	$2,300	$6,169	$(3,869)	$3,873	$(7,742)
Homes delivered	351	(206)	557	177	380
Average sales price	$475,077	$(17,070)	$492,147	$(5,350)	$497,497
Mid-Atlantic
Homebuilding revenue	$464,126	$5,547	$458,579	$59,079	$399,500
Income before income taxes	$17,191	$(285)	$17,476	$(3,955)	$21,431
Homes delivered	856	(104)	960	106	854
Average sales price	$541,205	$64,220	$476,985	$10,788	$466,197
Midwest
Homebuilding revenue	$199,770	$(111,552)	$311,322	$(127)	$311,449
(Loss) income before income taxes	$(1,151)	$10,265	$(11,416)	$(25,428)	$14,012
Homes delivered	640	(281)	921	(37)	958
Average sales price	$310,951	$(1,176)	$312,127	$(12,888)	$325,015
Southeast
Homebuilding revenue	$260,402	$(182)	$260,584	$52,922	$207,662
Loss before income taxes	$(6,199)	$11,592	$(17,791)	$(11,461)	$(6,330)
Homes delivered	614	33	581	(94)	675
Average sales price	$418,675	$49,336	$369,339	$62,070	$307,269
Southwest
Homebuilding revenue	$827,503	$(201,026)	$1,028,529	$204,676	$823,853
Income before income taxes	$71,540	$(12,884)	$84,424	$16,987	$67,437
Homes delivered	2,357	(393)	2,750	487	2,263
Average sales price	$350,624	$(21,888)	$372,512	$9,113	$363,399
West
Homebuilding revenue	$430,546	$88,099	$342,447	$182,478	$159,969
Income (loss) before income taxes	$19,636	$16,191	$3,445	$20,590	$(17,145)
Homes delivered	784	89	695	318	377
Average sales price	$545,297	$52,788	$492,509	$68,620	$423,889

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 24.6% in fiscal 2017 compared to fiscal 2016 primarily due to a 37.0% decrease in homes delivered and a 3.5% decrease in average selling price. The decrease in average sales price was the result of new communities delivering lower priced townhomes and single family homes in lower-end submarkets of the segment in fiscal 2017 compared to some communities that are no longer delivering that had higher priced townhomes and single family homes in higher-end submarkets of the segment in fiscal 2016.

Loss before income taxes decreased $6.2 million to income of $2.3 million, which was mainly due a $38.9 million increase in land sales and other revenue, a $7.3 million decrease in inventory impairment loss and land option write-offs and a $4.5 million decrease in selling, general and administrative costs, partially offset by the decrease in homebuilding revenues discussed above. Additionally, the gross margin percentage before interest expense was flat for fiscal 2017 compared to fiscal 2016.

Homebuilding revenues increased 46.7% in fiscal 2016 compared to fiscal 2015 primarily due to a 46.6% increase in homes delivered and a $3.5 million increase in land sales and other revenue, partially offset by a 1.1% decrease in average selling price. The decrease in average sales price was the result of new communities delivering lower priced townhomes and single family homes in lower-end submarkets of the segment in fiscal 2016 compared to some communities that are no longer delivering that had higher priced single family homes in higher-end submarkets of the segment in fiscal 2015.

Loss before income taxes decreased $3.9 million to a loss of $3.9 million, which was mainly due to the increase in homebuilding revenues discussed above and a $4.0 million decrease in selling, general and administrative costs. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2016 compared to fiscal 2015.

Mid-Atlantic – Homebuilding revenues increased 1.2% in fiscal 2017 compared to fiscal 2016 primarily due to a 13.5% increase in average sales price, partially offset by a 10.8% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2017 compared to some communities that are no longer delivering that had lower priced, entry-level single family homes in lower-end submarkets of the segment in fiscal 2016. The increase in average sales price was also impacted by our ability to raise prices in fiscal 2017 in certain communities that were delivering homes during both periods. This increase had a minimal impact on our gross margin percentage as it was partially offset by higher construction costs we experienced during the same period.

Income before income taxes decreased $0.3 million to $17.2 million, due mainly to a $0.8 million increase in selling, general and administrative costs and a $1.3 million increase in inventory impairment loss and land option write-offs, partially offset by the increase in homebuilding revenues discussed above and a $1.2 million increase in income from unconsolidated joint ventures. Additionally, the gross margin percentage before interest expense was flat for fiscal 2017 compared to fiscal 2016.

Homebuilding revenues increased 14.8% in fiscal 2016 compared to fiscal 2015 primarily due to a 12.4% increase in homes delivered and a 2.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2016 compared to some communities that are no longer delivering that had lower priced townhomes and single family homes in lower-end submarkets of the segment in fiscal 2015.

Income before income taxes decreased $4.0 million to $17.4 million, due mainly to a $4.5 million decrease in income from unconsolidated joint ventures. Additionally, the gross margin percentage before interest expense was relatively flat for fiscal 2016 compared to fiscal 2015.

Midwest – Homebuilding revenues decreased 35.8% in fiscal 2017 compared to fiscal 2016. There was a 30.5% decrease in homes delivered and a 0.4% decrease in average sales price. The decrease in average sales price was the result of less deliveries and home sales revenue for the segment due to our decision to exit the Minneapolis, Minnesota market in fiscal 2016, which had higher priced, single family homes delivering compared to the lower priced, single family homes delivering for the remaining markets in the segment. Also impacting the decrease was a $23.1 million decrease in land sales and other revenue due to the sale of our land portfolio in our Minneapolis, Minnesota division in fiscal 2016.

Loss before income taxes decreased $10.3 million to a loss of $1.2 million. The decrease in loss was primarily due to a $14.3 million decrease in inventory impairment loss and land option write-offs relating to our land portfolio sold in our Minneapolis, Minnesota division, a $5.7 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues were essentially flat for fiscal 2016 compared to fiscal 2015. There was a 3.9% decrease in homes delivered and a 4.0% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced single family homes in lower-end submarkets of the segment in fiscal 2016 compared to some communities that are no longer delivering that had higher priced single family homes in higher-end submarkets of the segment in fiscal 2015.  These decreases were partially offset by a $23.8 million increase in land sales and other revenue due primarily to the sale of our land portfolio in our Minneapolis, Minnesota division.

Income before income taxes decreased $25.4 million to a loss of $11.4 million. The decrease in income was primarily due to a $12.9 million increase in inventory impairment loss and land option write-offs relating to our land portfolio sold in our Minneapolis, Minnesota division, a $1.2 million decrease in income from unconsolidated joint ventures and a decrease in gross margin percentage before interest expense.

Southeast – Homebuilding revenues decreased 0.1% in fiscal 2017 compared to fiscal 2016. The decrease was primarily due to a $42.7 million decrease in land sales and other revenue due to the sale of our land portfolio in our Raleigh, North Carolina division during fiscal 2016, partially offset by 13.4% increase in average sales price and a 5.7% increase in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2017 compared to some communities that are no longer delivering that had lower priced, townhomes and single family homes in lower-end and submarkets of the segment in fiscal 2016. The increase in average sales price was also impacted by our ability to raise prices in fiscal 2017 in certain communities that were delivering homes during both periods. This increase had a minimal impact on our gross margin percentage as it was partially offset by higher construction costs we experienced during the same period.

Loss before income taxes decreased $11.6 million to a loss of $6.2 million due to a $6.8 million decrease in selling, general and administrative costs and a $2.6 million increase in income from unconsolidated joint ventures, while gross margin percentage before interest expense remained flat. This decrease in loss was partially offset by the decrease in land sales and other revenue noted above and a $5.6 million increase in inventory impairment loss and land option write-offs.

Homebuilding revenues increased 25.5% in fiscal 2016 compared to fiscal 2015. The increase was primarily due to a 20.2% increase in average sales price, partially offset by a 13.9% decrease in homes delivered. In addition, there was a $45.7 million increase in land sales and other revenue mainly due to the sale of our land portfolio in our Raleigh, North Carolina division during the period. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2016 compared to some communities that are no longer delivering that had lower priced single family homes in lower-end and submarkets of the segment in fiscal 2015.

Loss before income taxes increased $11.5 million to a loss of $17.8 million due to a $3.2 million increase in selling, general and administrative costs, a $3.0 million decrease in income from unconsolidated joint ventures and a slight decrease in gross margin percentage before interest expense.

Southwest – Homebuilding revenues decreased 19.5% in fiscal 2017 compared to fiscal 2016 primarily due to a 14.3% decrease in homes delivered, a 5.9% decrease in average sales price and a $3.0 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in fiscal 2017 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in fiscal 2016. The decrease in average sales price was partially offset our ability to raise prices in fiscal 2017 in certain communities that were delivering homes during both periods. This increase had a minimal impact on our gross margin percentage as it was partially offset by higher construction costs we have been experienced during the same period.

Income before income taxes decreased $12.9 million to $71.5 million in fiscal 2017 mainly due to the decrease in homebuilding revenues discussed above, partially offset by a $1.5 million decrease in selling, general and administrative costs and a $2.8 million decrease in inventory impairment loss and land option write-offs. Additionally, the gross margin percentage before interest expense was flat for fiscal 2017 compared to fiscal 2016.

 Homebuilding revenues increased 24.8% in fiscal 2016 compared to fiscal 2015 primarily due to a 21.5% increase in homes delivered, a 2.5% increase in average sales price and a $2.6 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, townhomes and larger single family homes in higher-end submarkets of the segment in fiscal 2016 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end and submarkets of the segment in fiscal 2015.

Income before income taxes increased $17.0 million to $84.4 million in fiscal 2016 mainly due to the increase in homebuilding revenues discussed above.

West – Homebuilding revenues increased 25.7% in fiscal 2017 compared to fiscal 2016 primarily due to a 12.8% increase in homes delivered and a 10.7% increase in average sales price. The increase in average sales price was the result of our ability to raise prices in fiscal 2017 in certain communities that were delivering homes during both periods. In addition, there was a $2.9 million increase in land sales and other revenue for fiscal 2017 compares to fiscal 2016.

  Income before income taxes increased $16.2 million to $19.6 million in fiscal 2017 due mainly to the increase in homebuilding revenues discussed above, a $2.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense. This increase in income was partially offset by a $4.4 million decrease in income from unconsolidated joint ventures and a $1.9 million increase in inventory impairment loss and land option write-offs.

Homebuilding revenues increased 114.1% in fiscal 2016 compared to fiscal 2015 primarily due to an 84.4% increase in homes delivered, mainly resulting from increased community count, as well as a 16.2% increase in average sales price. The increase in average sales price was the result of our ability to raise prices in certain communities that were delivering homes during both periods.

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

Financial Services

  Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2017, 2016 and 2015, FHA/VA loans represented 25.1%, 25.5%, and 27.1%, respectively, of our total loans. While the origination of FHA/VA loans have decreased over the last three fiscal years, our conforming conventional loan originations as a percentage of our total loans increased from 69.2% for fiscal 2015 to 69.6% for fiscal 2016 and decreased slightly to 69.0% for fiscal 2017. The remaining 5.9%, 4.9% and 3.7% of our loan originations represent USDA and/or jumbo loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2017, 2016, and 2015, financial services provided a $26.4 million, $35.5 million and $24.7 million pretax profit, respectively. In fiscal 2017, financial services pretax profit decreased $9.1 million due to the decrease in the homebuilding deliveries, along with a decrease in the average price of loans settled. In fiscal 2016, financial services pretax profit increased $10.8 million compared to fiscal 2015 due to the increase in homebuilding deliveries, along with an increase in the average price of loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, 67.8%, 67.3%, and 73.4% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2017, 2016, and 2015, respectively. Additionally, approximately 77% and 75%, excluding cash homebuyers and mortgages which we do not originate, obtained mortgages originated by these subsidiaries in fiscal 2016 and 2015. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $0.8 million for the year ended October 31, 2017 compared to the year ended October 31, 2016, and decreased $2.4 million for the year ended October 31, 2016 compared to the year ended October 31, 2015. The minor decrease in expense for 2017 was due mainly to the reversal of previously recognized expense for certain performance based stock compensation plans for which certain requirements are not expected to be satisfied, partially offset by the increase from an adjustment to reserves for self-insured medical claims that were reduced based on claim estimates that occurred in the prior year and which did not recur in 2017. The decrease in expense for fiscal 2016 was due mainly to the reversal of previously recognized expense for certain performance based stock grants for which the performance metrics are no longer expected to be satisfied, along with a decrease in stock compensation expense resulting from lower fair values on our more recent grants.

Other Interest

Other interest increased $6.3 million to $97.3 million for the year ended October 31, 2017 compared to October 31, 2016, but decreased $0.8 million to $91.0 million for the year ended October 31, 2016 compared to October 31, 2015. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2017, the increase can be attributed to the full year of interest from our senior secured term loan compared to one month in the prior year, as well as the higher interest rate on our secured debt that was refinanced in July 2017. In fiscal 2016, the slight decrease was attributed to the reduction in total notes payable as a result of debt maturities that occurred over the course of the year, offset by the increase in land banking transactions during the year.

Other Operations

Other operations consist of rent expense for commercial office space and amortization of prepaid bond fees. Compared to the previous year, other operations decreased $3.4 million to $1.5 million for the year ended October 31, 2017, and decreased $1.1 million to $4.9 million for the year ended October 31, 2016. The decrease in other operations for the year ended October 31, 2017 compared to the prior year is due amortizing bond fees to interest expense instead of amortizing them to other expense as a result of implementing ASU 2015-03 during fiscal 2017. The decrease in other operations for the year ended October 31, 2016 compared to the prior year was due to decreased prepaid bond fees amortization as a result of the maturity of our 11.875% Senior Notes due October 2015, 6.25% Senior Notes due January 2016 and 7.5% Senior Notes due May 2016.

Loss on Extinguishment of Debt

We incurred a $34.9 million loss on extinguishment of debt during the year ended October 31, 2017. This was due to three items that occurred during fiscal 2017. First, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 senior exchangeable note units representing $6.9 million stated amount of senior exchangeable note units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. Second, we incurred $0.4 million of costs associated with the 9.50% 2020 Notes issued during the fourth quarter of fiscal 2016. Third, we issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% First Lien Notes, $87,321,000 principal amount of 9.125% Second Lien Notes and all $75,000,000 principal amount of 10.0% Second Lien Notes that were tendered and accepted for purchase pursuant to the Tender Offers and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million.

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

(Loss) Income from Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Loss from unconsolidated joint ventures increased $2.7 million for the year ended October 31, 2017 from a loss of $4.3 million for the year ended October 31, 2016 to a loss of $7.0 million. The increase in loss is due to the recognition of our share of losses on our newly formed joint ventures, some of which have not delivered any homes, and the write-off of our investment on a joint venture that has delivered its last home during fiscal 2017 and we have determined that for which we will not receive any future distributions. Income from unconsolidated joint ventures decreased $8.5 million for the year ended October 31, 2016 from income of $4.2 million for the year ended October 31, 2015 to a loss of $4.3 million for the year ended October 31, 2016. The decrease in income to a loss was mainly due to fewer deliveries at certain of our joint ventures and recognition of our share of losses on our newly formed joint ventures that have not yet begun delivering homes.

Total Taxes

The total income tax expense of $286.9 million for the period ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, this period was also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses. The total income tax expense of $5.3 million for the period ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002. The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from net operating loss carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2017, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, an adjustment to our valuation allowance for our DTAs was necessary in accordance with ASC 740. As listed in Note 11 to the Consolidated Financial Statements, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we increased the valuation allowance against our DTAs such that we have a full valuation allowance and determined that the current valuation allowance for deferred taxes of $918.2 million as of October 31, 2017 is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2017, we had $57.1 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $1.0 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2017.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (2)(3)(4)	$2,279,939	$246,840	$745,391	$809,181	$478,527
Operating leases	31,066	8,139	13,236	5,349	4,342
Purchase obligations (5)	-	-	-	-	-
Total	$2,311,005	$254,979	$758,627	$814,530	$482,869

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.4 million recorded for financial reporting purposes as of October 31, 2017 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our revolving credit facility, senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes, and other notes payable and $604.8 million of related interest payments for the life of such debt.

(3)	Does not include $64.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include $14.6 million of letters of credit issued as of October 31, 2017 under our $75.0 million revolving Credit Facility.

(5)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of $16.3 million and $199.5 million, respectively, at October 31, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53% of our homebuilding cost of sales for fiscal 2017.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2017 and 2016, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2017 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	FV at 10/31/17
Long term debt(1)(2):
Fixed rate	$109,414	$209,082	$237,634	$76,825	$636,994	$404,572	$1,674,521	$1,760,337

Weighted-average interest rate	4.09%	7.46%	8.00%	9.48%	8.22%	10.49%	8.43%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include $14.6 million of letters of credit issued as of October 31, 2017 under our $75.0 million revolving Credit Facility.

(2) Does not include $64.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

	Long-Term Debt as of October 31, 2016 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	FV at 10/31/16
Long term debt(1)(2):
Fixed rate	$5,457	$188,412	$226,536	$828,673	$221,825	$201,566	$1,672,469	$1,337,496

Weighted-average interest rate	10.33%	6.48%	7.26%	7.48%	9.25%	4.34%	7.20%

(1)  Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include $17.9 million of letters of credit issued as of October 31, 2016 under our $75.0 million revolving Credit Facility.

(2) Does not include $82.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 67.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2017. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

Red Bank, New Jersey

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2017 of the Company and our report dated December 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

December 28, 2017

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 13, 2018, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	60	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Lucian T. Smith, III	57	Chief Operating Officer	2007
J. Larry Sorsby	62	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	47	Vice President, Chief Accounting Officer and Corporate Controller	2004

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 13, 2018.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 13, 2018.

The following table provides information as of October 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(1)(4) (a)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(1) (a)	Weighted- average exercise price of outstanding Class A Common Stock options, warrants and rights(2) (b)	Weighted- average exercise price of outstanding Class B Common Stock options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(5) (c)
Equity compensation plans approved by security holders:	8,216	7,956	$3.23	$3.64	7,154
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	8,216	7,956	$3.23	$3.64	7,154

(1)

Includes the maximum number of shares that are potentially issuable under the Market Stock Units granted in fiscal 2014, fiscal 2015, fiscal 2016 and fiscal 2017 (“the “MSUs”) under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”) and the actual number of shares for which performance has been met that are issuable under the 2013 Long-Term Incentive Program under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”), subject to vesting. Also includes the maximum number of shares that are potentially issuable under the 2016 Long-Term Incentive Program under the 2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (as further amended and restated from time to time, the “Stock Plan”), subject to vesting.

(2)

Does not take into account 4,074,937 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (1) above, nor 193,623 shares of restricted stock vested and deferred at the associates' election or 118,796 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.

(3)	Does not take into account 4,923,834 shares that may be issued upon the vesting of the performance-based awards discussed in (1) above because they have no exercise price.

(4)

These shares include 514,250 shares of Class A Common Stock and 675,000 Class B Common Stock, respectively, shares that may be issued upon exercise of outstanding options with exercise prices greater than $6.00 per share.

(5)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 13, 2018.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 13, 2018.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

ITEM 16

Form 10-K Summary

None.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant.(5)
3(b)	Amended and Restated Bylaws of the Registrant.(23)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(13)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(21)

4(f)

Indenture dated as of July 27, 2017, relating to the 10.0% Senior Secured Notes due 2022 and the 10.5% Senior Secured Notes due 2024, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 10.0% Senior Secured Note due 2022 and the 10.5% Senior Secured Note due 2024. (18)

4(g)

Indenture dated as of September 8, 2016, relating to the 9.50% Senior Secured Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., and the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including form of 9.50% Senior Secured Notes due 2020.(2)

4(h)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)
4(i)

Indenture dated as of January 10, 2014, relating to the 7.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee, including the form of 7.000% Senior Note due 2019.(15)

4(j)

Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)

4(k)

Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(l)

Units Agreement, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Units Agent, including form of Unit, component amortizing notes and component exchangeable notes.(14)

4(m)

Amortizing Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Amortizing Note.(14)

4(n)

Exchangeable Notes Indenture, dated as of October 2, 2012, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of Exchangeable Note.(14)

4(o)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019.(10)

10(a)

Collateral Agency Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent and Wilmington Trust, National Association, as Collateral Agent. (18)

10(b)

Security Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent. (18)

10(c)

Pledge Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent. (18)

10(d)

Joinder to the Amended and Restated Intercreditor Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Trustee and Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent. (18)

10(e)

Second Amended and Restated Mortgage Tax Collateral Agency Agreement, dated as of July 27 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent. (18)

10(f)	Trademark Security Agreement, dated as of July 27, 2017, between K. HOV IP II, Inc. and Wilmington Trust, National Association, as Collateral Agent. (18)
10(g)	Amended and Restated Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, in its capacities as Senior Notes Trustee and Senior Notes Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacity as Administrative Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacities as 9.125% Junior Trustee and 9.125% Junior Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacities as 10.000% Junior Trustee and 10.000% Junior Collateral Agent (each as defined therein) and Wilmington Trust, National Association, in its capacity as Junior Joint Collateral Agent (as defined therein).(2)
10(h)	Amended and Restated First Lien Pledge Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)
10(i)	Amended and Restated First Lien Security Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)
10(j)	Credit Agreement, dated as of July 29, 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(2)

10(k)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian. (29)
10(l)*	Form of Nonqualified Stock Option Agreement (Class A shares).(24)
10(m)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(n)*	1983 Stock Option Plan (as amended and restated).(17)
10(o)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(p)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(20)
10(q)*	Executive Deferred Compensation Plan as amended and restated on May 24, 2012. (29)
10(r)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (26)
10(s)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(t)*	Form of Hovnanian Deferred Share Policy.(8)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Incentive Stock Option Agreement.(8)
10(w)*	Form of Stock Option Agreement for Directors.(8)
10(x)*	Form of Restricted Share Unit Agreement.(8)
10(y)*	Form of Incentive Stock Option Agreement.(25)
10(z)*	Form of Restricted Share Unit Agreement.(25)
10(aa)*	Form of Performance Vesting Incentive Stock Option Agreement.(25)
10(bb)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(25)
10(cc)*	Form of Restricted Share Unit Agreement for Directors.(24)
10(dd)*	Form of 2016 Long Term Incentive Program Award Agreement.(22)
10(ee)*	Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(27)
10(ff)*	Form of Amendment to Outstanding Stock Option Grants.(28)
10(gg)*	Form of Amendment to 2011 Restricted Share Unit Agreement for Ara K. Hovnanian and J. Larry Sorsby.(28)
10(hh)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(28)
10(ii)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(28)
10(jj)*	Form of Incentive Stock Option Agreement (2012).(29)
10(kk)*	Form of Restricted Share Unit Agreement (2012).(29)
10(ll)*	Form of Stock Option Agreement (2012) for Directors.(29)
10(mm)*	Form of Restricted Share Unit Agreement (2012) for Directors.(29)
10(nn)*	Form of 2013 Long-Term Incentive Program Award.(30)
10(oo)*	Form of 2013 Incentive Stock Option Agreement – Performance Option Grant (Class A shares).(31)
10(pp)*	Form of 2013 Non-Qualified Stock Option Agreement – Performance Option Grant (Class B shares).(31)
10(qq)*	Form of Market Share Unit Agreement Class A shares (2014 grants and thereafter).(9)

10(rr)*	Form of Market Share Unit Agreement Class B shares (2014 grants and thereafter).(9)
10(ss)*	Form of Market Share Unit Agreement (Performance Vesting) Class A (2014 grants and thereafter).(9)
10(tt)*	Form of Market Share Unit Agreement (Performance Vesting) Class B shares (2014 grants and thereafter) (9)
10(uu)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(9)
10(vv)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(9)
10(ww)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(9)
10(xx)*	Form of Restricted Share Unit Agreement for Directors (2014 grants and thereafter).(9)
10(yy)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(7)
10(zz)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
10(aaa)*	Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(19)
10(bbb)*	Market Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ccc)*	Market Share Unit Agreement Class B (2016 grants and thereafter).(2)
10(ddd)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter).(2)
10(eee)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter).(2)
10(fff)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter).(2)
10(ggg)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter).(2)
10(hhh)*	Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(iii)*	Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter).(2)
10(jjj)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(kkk)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(lll)*	Director Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(mmm)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class A (2017 grants and thereafter) (32)
10(nnn)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class B (2017 grants and thereafter) (32)
10(ooo)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class A (2017 grants and thereafter) (32)
10(ppp)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class B (2017 grants and thereafter) (32)
10(qqq)*	Form of Letter Agreement entered into with Lucian Theon Smith III
10(rrr)

First Lien Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association in its capacity as Super Priority Administrative Agent (as defined therein),Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), and Wilmington Trust, National Association, in its capacities as First Lien Trustee and First Lien Collateral Agent (each as defined therein).(2)

10(sss)

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

10(ttt)	Security Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
10(uuu)	Pledge Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
10(vvv)	First Lien Intellectual Property Agreement, dated as of September 8, 2016, relating to the Credit Agreement dated as of July 29, 2016.(2)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings, L.L.C.
99(b)	Financial Statements of GTIS – HOV Holdings V, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2017 and October 31, 2016, (ii) the Consolidated Statements of Operations for the years ended October 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Equity for years ended October 31, 2017, 2016 and 2015 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (No. 001-08551) of the Registrant.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on February 1, 2016.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed November 5, 2014.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 2, 2012.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on January 10, 2014.

(16)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 28, 2017.

(19)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant (No. 001-08551).

(20)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(21)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(22)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 (No. 001-08551), of the Registrant.

(23)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed March 11, 2015

(24)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(25)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(30)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 (No. 001-08551) of the Registrant.

(31)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (No. 001-08551) of the Registrant.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 28, 2017, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hovnanian Enterprises, Inc.

Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

December 28, 2017

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2017	October 31, 2016
ASSETS
Homebuilding:
Cash and cash equivalents	$463,697	$339,773
Restricted cash and cash equivalents	2,077	3,914
Inventories:
Sold and unsold homes and lots under development	744,119	899,082
Land and land options held for future development or sale	140,924	175,301
Consolidated inventory not owned	124,784	208,701
Total inventories	1,009,827	1,283,084
Investments in and advances to unconsolidated joint ventures	115,090	100,502
Receivables, deposits and notes, net	58,149	49,726
Property, plant and equipment, net	52,919	50,332
Prepaid expenses and other assets	37,026	46,762
Total homebuilding	1,738,785	1,874,093
Financial services cash and cash equivalents	5,623	6,992
Financial services other assets	156,490	190,238
Income taxes receivable – including net deferred tax benefits (Note 11)	-	283,633
Total assets	$1,900,898	$2,354,956

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$64,512	$82,115
Accounts payable and other liabilities	335,057	369,228
Customers’ deposits	33,772	37,429
Nonrecourse mortgages secured by operating properties	13,012	14,312
Liabilities from inventory not owned, net of debt issuance costs	91,101	150,179
Revolving credit facility	52,000	52,000
Notes payable and term loan, net of discount and debt issuance costs	1,627,674	1,605,758
Total homebuilding	2,217,128	2,311,021
Financial services	141,914	172,445
Income taxes payable	2,227	-
Total liabilities	2,361,269	2,483,466
Stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2017 and 2016	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 144,046,073 shares at October 31, 2017 and 143,806,775 shares at October 31, 2016	1,440	1,438
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 15,999,355 shares at October 31, 2017 and 15,942,809 shares at October 31, 2016	160	159
Paid in capital - common stock	706,466	706,137
Accumulated deficit	(1,188,376)	(856,183)
Treasury stock - at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at October 31, 2017 and 2016	(115,360)	(115,360)
Total stockholders' equity deficit	(460,371)	(128,510)
Total liabilities and equity	$1,900,898	$2,354,956

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2017	October 31, 2016	October 31, 2015
Revenues:
Homebuilding:
Sale of homes	$2,340,033	$2,600,790	$2,088,129
Land sales and other revenues	52,889	78,840	3,686
Total homebuilding	2,392,922	2,679,630	2,091,815
Financial services	58,743	72,617	56,665
Total revenues	2,451,665	2,752,247	2,148,480
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,961,804	2,230,457	1,722,038
Cost of sales interest	88,536	92,391	59,613
Inventory impairment loss and land option write-offs	17,813	33,353	12,044
Total cost of sales	2,068,153	2,356,201	1,793,695
Selling, general and administrative	196,320	192,938	188,403
Total homebuilding expenses	2,264,473	2,549,139	1,982,098
Financial services	32,346	37,144	31,972
Corporate general and administrative	59,367	60,141	62,506
Other interest	97,304	90,967	91,835
Other operations	1,518	4,874	6,003
Total expenses	2,455,008	2,742,265	2,174,414
Loss on extinguishment of debt	(34,854)	(3,200)	-
(Loss) income from unconsolidated joint ventures	(7,047)	(4,346)	4,169
(Loss) income before income taxes	(45,244)	2,436	(21,765)
State and federal income tax provision (benefit):
State	11,261	2,457	4,293
Federal	275,688	2,798	(9,958)
Total income taxes	286,949	5,255	(5,665)
Net loss	$(332,193)	$(2,819)	$(16,100)
Per share data:
Basic:
Loss per common share	$(2.25)	$(0.02)	$(0.11)
Weighted-average number of common shares outstanding	147,703	147,451	146,899
Assuming dilution:
Loss per common share	$(2.25)	$(0.02)	$(0.11)
Weighted-average number of common shares outstanding	147,703	147,451	146,899

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance, October 31, 2014	131,075,800	$1,428	14,805,795	$155	5,600	$135,299	$697,943	$(837,264)	$(115,360)	$(117,799)
Stock options, amortization and issuances	18,125						723			723
Restricted stock amortization, issuances and forfeitures	438,093	5	179,386	2			5,085			5,092
Conversion of Class B to Class A common stock	100		(100)							-
Net loss								(16,100)		(16,100)
Balance, October 31, 2015	131,532,118	1,433	14,985,081	157	5,600	135,299	703,751	(853,364)	(115,360)	(128,084)
Stock options, amortization and issuances							(1,502)			(1,502)
Restricted stock amortization, issuances and forfeitures	445,522	4	334,352	3			3,888			3,895
Conversion of Class B to Class A common stock	68,372	1	(68,372)	(1)						-
Net loss								(2,819)		(2,819)
Balance, October 31, 2016	132,046,012	1,438	15,251,061	159	5,600	135,299	706,137	(856,183)	(115,360)	(128,510)
Stock options, amortization and issuances	48,250						556			556
Restricted stock amortization, issuances and forfeitures	188,548	2	59,046	1			(227)			(224)
Conversion of Class B to Class A common stock	2,500		(2,500)							-
Net loss								(332,193)		(332,193)
Balance, October 31, 2017	132,285,310	$1,440	15,307,607	$160	5,600	$135,299	$706,466	$(1,188,376)	$(115,360)	$(460,371)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(332,193)	$(2,819)	$(16,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,249	3,565	3,388
Compensation from stock options and awards	557	2,921	8,816
Amortization of bond discounts and deferred financing costs	13,875	12,830	11,687
Gain on sale and retirement of property and assets	(166)	(632)	(1,119)
Loss (income) from unconsolidated joint ventures	7,047	4,346	(4,169)
Distributions of earnings from unconsolidated joint ventures	1,864	1,002	8,438
Loss on extinguishment of debt	34,854	3,200	-
Inventory impairment and land option write-offs	17,813	33,353	12,044
Deferred income tax provision (benefit)	285,578	6,851	(4,691)
(Increase) decrease in assets:
Origination of mortgage loans	(1,045,991)	(1,274,284)	(1,042,407)
Sale of mortgage loans	1,078,649	1,239,521	1,007,425
Restricted cash, receivables, prepaids, deposits and other assets	1,224	23,574	10,855
Inventories	255,444	328,141	(312,312)
(Decrease) increase in liabilities:
State and federal income tax payable	282	(205)	(1,045)
Customers’ deposits	(3,657)	(6,789)	9,249
Accounts payable, accrued interest and other accrued liabilities	(21,876)	13,090	(10,594)
Net cash provided by (used in) by operating activities	297,553	387,665	(320,535)
Cash flows from investing activities:
Proceeds from sale of property and assets	270	764	1,573
Purchase of property, equipment, and other fixed assets and acquisitions	(6,478)	(8,007)	(2,054)
Decrease in restricted cash related to mortgage company	2,555	2,034	1,555
Increase in restricted cash related to letters of credit	(3)	872	2,993
Investment in and advances to unconsolidated joint ventures	(36,803)	(49,905)	(18,707)
Distributions of capital from unconsolidated joint ventures	13,304	5,264	17,112
Net cash (used in) provided by investing activities	(27,155)	(48,978)	2,472
Cash flows from financing activities:
Proceeds from mortgages and notes	199,275	211,209	180,284
Payments related to mortgages and notes	(218,468)	(272,220)	(140,901)
Proceeds from model sale leaseback financing programs	10,270	24,297	43,181
Payments related to model sale leaseback financing programs	(28,798)	(41,435)	(20,197)
Proceeds from land bank financing programs	29,190	174,211	16,985
Payments related to land bank financing programs	(71,757)	(108,577)	(24,330)
Net (payments) proceeds related to mortgage warehouse lines of credit	(31,023)	36,713	31,956
Borrowings from revolving credit facility	-	5,000	47,000
Proceeds from senior secured term loan facility	-	75,000	-
Proceeds from senior secured notes	840,000	71,250	-
Proceeds from senior notes	-	-	250,000
Payments related to senior notes, senior exchangeable notes and senior amortizing notes	(861,976)	(409,646)	(65,053)
Deferred financing costs from land banking financing programs and note issuances	(14,556)	(11,469)	(9,015)
Net cash (used in) provided by financing activities	(147,843)	(245,667)	309,910
Net increase (decrease) in cash and cash equivalents	122,555	93,020	(8,153)
Cash and cash equivalents balance, beginning of year	346,765	253,745	261,898
Cash and cash equivalents balance, end of year	$469,320	$346,765	$253,745
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$89,836	$101,796	$85,719
Income taxes	$1,089	$(1,390)	$1,779

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

Reclassifications - In November 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of applicable unamortized debt issuance costs from “Prepaid expenses and other assets” of $24.5 million to “Nonrecourse mortgages secured by inventory” of $1.3 million, “Liabilities from inventory not owned” of $3.0 million and “Notes payable and term loan” of $20.2 million on our Consolidated Balance Sheets as of October 31, 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. Additionally, in November 2016, we adopted ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which was issued as a follow-up to ASU 2015-03. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Therefore, there was no change to the presentation of our “Revolving credit facility” on the Consolidated Balance Sheets for any of the periods presented.

2. Business

Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 98% of consolidated revenues for the year ended October 31, 2017 and approximately 97% for the years ended October 31, 2016 and 2015. We are a Delaware corporation, building and selling homes at October 31, 2017 in 130 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not typically retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and in the third quarter of fiscal 2016, we completed the sale of our portfolios in those markets. We are in the process of completing a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida by building and delivering homes to sell through our existing land position.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2017 and 2016, $13.3 million and $9.4 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2017, we did not mothball any communities, but we sold five previously mothballed communities and re-activated two previously mothballed communities. As of October 31, 2017 and 2016, the net book value associated with our 22 and 29 total mothballed communities was $36.7 million and $74.4 million, respectively, which was net of impairment charges recorded in prior periods of $214.1 million and $296.3 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2017 and 2016, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2017 and 2016, inventory of $58.5 million and $79.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.8 million and $69.7 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2017 and 2016, inventory of $66.3 million and $129.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $39.3 million and $80.5 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The recoverability of inventories and other long-lived assets is assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment – Overall.” ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2015 to October 31, 2017 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $23.6 million and $48.7 million of our total inventories at October 31, 2017 and 2016, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(In thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Interest capitalized at beginning of year	$96,688	$123,898	$109,158
Plus interest incurred(1)	160,203	166,824	166,188
Less cost of sales interest expensed	88,536	92,391	59,613
Less other interest expensed(2)(3)	97,304	90,967	91,835
Less interest contributed to unconsolidated joint venture(4)	-	10,676	-
Interest capitalized at end of year(5)	$71,051	$96,688	$123,898

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $69.1 million, $50.4 million and $77.6 million for the years ended October 31, 2017, 2016 and 2015, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $28.2 million, $40.6 million and $14.2 million for the years ended October 31, 2017, 2016 and 2015.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
(In thousands)	October 31, 2017	October 31, 2016	October 31, 2015
Other interest expensed	$97,304	$90,967	$91,835
Interest paid by our mortgage and finance subsidiaries	1,944	2,866	2,050
(Increase) decrease in accrued interest	(9,412)	7,963	(8,166)
Cash paid for interest, net of capitalized interest	$89,836	$101,796	$85,719

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2017, we wrote down certain joint venture investments by $2.8 million. There were no write-downs in fiscal 2016 or 2015.

Deferred Bond Issuance Costs - Costs associated with borrowings under our revolving credit facility and senior secured term loan and the issuance of senior secured, senior, senior amortizing and senior exchangeable notes are capitalized and amortized over the term of each note’s issuance. The capitalization of the costs are recorded as a contra liability within our debt balances, except for the revolving credit facility costs, which are recorded as a prepaid asset.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2017, 2016 and 2015, advertising costs expensed totaled $17.9 million, $21.4 million and $21.0 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $7.3 million and $7.6 million at October 31, 2017 and 2016, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2017 and 2016, we recorded $0.2 million and $0.8 million, respectively, in recoveries. In addition, there were $0.1 million and $0.2 million of write-offs in fiscal 2017 and 2016, respectively. During fiscal 2016, we recorded $1.0 million of additional reserves.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items. However, due to the nature of our operations, we expect to identify similar performance obligations in our contracts under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our recognition of revenues to remain generally the same. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change upon its adoption.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 was effective for the Company as of our fiscal year ending October 31, 2017 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is a primary beneficiary of that VIE. ASU 2016-17 is effective for the Company’s fiscal year beginning November 1, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU 2016-17 to have a material impact on our Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2018	$8,139
2019	7,882
2020	5,354
2021	2,915
2022	2,434
Thereafter	4,342
Total	$31,066

Net rental expense for the three years ended October 31, 2017, 2016 and 2015, was $10.8 million, $12.8 million and $11.6 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture and equipment. These amounts also include the amortization of abandoned lease costs for leased space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation. Included in these amounts are $1.0 million in land, $60.1 million in buildings and $26.4 million in accumulated depreciation for our current corporate headquarters, for a net book value of $34.7 million, which was held for sale at October 31, 2017 and sold on November 1, 2017 as discussed in Note 24.

Property, plant, and equipment balances as of October 31, 2017 and 2016 were as follows:

	October 31,
(In thousands)	2017	2016

Land and land improvements	$2,625	$2,398
Buildings	69,279	67,860
Building improvements	9,458	8,231
Furniture	5,571	5,788
Equipment, including capitalized software	35,328	35,770
Total	122,261	120,047
Less accumulated depreciation	69,342	69,715
Total	52,919	$50,332

6. Restricted Cash and Deposits

Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled to $24.4 million and $22.9 million as of October 31, 2017 and 2016, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 8. Also included in this balance were (1) homebuilding and financial services customers’ deposits of $0.4 million and $20.0 million at October 31, 2017, respectively, and $2.2 million and $15.1 million as of October 31, 2016, respectively, which are restricted from use by us, and (2) $2.3 million at October 31, 2017 and $3.9 million at October 31, 2016 of restricted cash under the terms of our mortgage warehouse lines of credit. Financial services restricted cash is included in Financial services other assets on the Consolidated Balance Sheets.

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

At October 31, 2017 and 2016, $119.6 million and $147.4 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services – Accounts payable and other liabilities” balances on the Consolidated Balance Sheets. As of October 31, 2017 and 2016, we had reserves specifically for 45 and 130 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us. In fiscal 2017, the adjustment to pre-existing provisions for losses from changes in estimates is primarily due to the settlement of a dispute for significantly less than the amount previously reserved.

The activity in our loan origination reserves in fiscal 2017 and 2016 was as follows:

	Year Ended
	October 31,
(In thousands)	2017	2016

Loan origination reserves, beginning of period	$8,137	$8,025
Provisions for losses during the period	165	261
Adjustments to pre-existing provisions for losses from changes in estimates	(4,571)	48
Payments/settlements	(573)	(197)
Loan origination reserves, end of period	$3,158	$8,137

8. Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $64.5 million and $82.1 million (net of debt issuance costs) at October 31, 2017 and 2016, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $157.8 million and $201.8 million, respectively. The weighted-average interest rate on these obligations was 5.3% and 4.9% at October 31, 2017 and 2016, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.0 million and $14.3 million at October 31, 2017 and 2016, respectively. These loans had a weighted-average interest rate of 8.9% at October 31, 2017 and 8.8% at October 31, 2016. As of October 31, 2017, these loans had installment obligations with annual principal maturities in the years ending October 31 of: $1.4 million in 2018, $1.5 million in 2019, $1.7 million in 2020, $1.8 million in 2021, $2.0 million in 2022 and $4.6 million after 2022. On November 1, 2017, the non-recourse loans on our corporate headquarters were paid in full in connection with the sale of the building.

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Credit Facility is available for both letters of credit and general corporate purposes. The Credit Facility does not contain any financial maintenance covenants, but does contain certain restrictive covenants that track those contained in our indenture governing the 8.0% Senior Notes due 2019, which are described in Note 9. The Credit Facility also contains certain customary events of default which would permit the administrative agent at the request of the required lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods, including the failure to make timely payments of amounts payable under the Credit Facility or other material indebtedness or the acceleration of other material indebtedness, the failure to comply with agreements and covenants or for representations or warranties to be correct in all material respects when made, specified events of bankruptcy and insolvency, and the entry of a material judgment against a loan party. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of October 31, 2017 there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Credit Facility. As of October 31, 2016, there were $52.0 million of borrowings and $17.9 million of letters of credit outstanding under the Credit Facility. As of October 31, 2017, we believe we were in compliance with the covenants under the Credit Facility.

In addition to the Credit Facility, which matures in 2018, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there were a total of $1.7 million letters of credit outstanding at both October 31, 2017 and 2016. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At both October 31, 2017 and October 31, 2016, the amount of cash collateral in these segregated accounts was $1.7 million, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which has a maturity date of July 31, 2018, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.24% at October 31, 2017, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of October 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $41.5 million and $44.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 16, 2018. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.5% to 5.25% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $40.7 million and $38.8 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which has a maturity date of June 21, 2018. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.5%. As of October 31, 2017 and October 31, 2016, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $32.4 million and $29.8 million, respectively.

K. Hovnanian Mortgage had a secured Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC which was a short-term borrowing facility that provided up to $50.0 million through its maturity on February 21, 2017. The facility was not renewed after maturity, therefore there were no outstanding borrowings thereunder as of October 31, 2017. As of October 31, 2016, the aggregate principal amount of all borrowings outstanding was $32.9 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2017, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Notes and Term Loan

Senior Notes and Term Loan balances as of October 31, 2017 and October 31, 2016, were as follows:

(In thousands)	October 31, 2017(1)(2)	October 31, 2016(1)(2)
Senior Secured Term Loan, net of debt issuance costs	$72,987	$72,646
Senior Secured Notes:
7.25% Senior Secured First Lien Notes due October 15, 2020	$-	$569,641
10.0% Senior Secured Second Lien Notes due October 15, 2018 (net of discount)	-	68,951
9.125% Senior Secured Second Lien Notes due November 15, 2020	-	143,337
9.50% Senior Secured Notes due November 15, 2020	74,350	74,140
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,058	53,022
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	133,732	131,998
10.0% Senior Secured Notes due July 15, 2022	434,543	-
10.5% Senior Secured Notes due July 15, 2024	394,953	-
Total Senior Secured Notes, net of debt issuance costs	$1,090,636	$1,041,089
Senior Notes:
7.0% Senior Notes due January 15, 2019	$131,957	$148,800
8.0% Senior Notes due November 1, 2019	234,293	247,348
Total Senior Notes, net of debt issuance costs	$366,250	$396,148
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$2,045	$6,152
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$53,919	$57,298

(1) “Notes payable and term loan” on our Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes and senior secured term loan shown above, as well as accrued interest of $41.8 million and $32.4 million, respectively.

(2) As discussed in Note 1, we adopted ASU 2015-03 in November 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2017 presentation. As a result, $20.2 million of debt issuance costs at October 31, 2016, were reclassified from prepaids and other assets to a reduction in our senior secured term loan, senior secured, senior, senior amortizing and senior exchangeable notes. Debt issuance costs at October 31, 2017 were $16.1 million.

As of October 31, 2017, future maturities of our borrowings (assuming no exchange of our senior exchangeable notes), were as follows (in thousands):

Fiscal Year Ended October 31,
2018	$56,002
2019	207,546
2020	235,961
2021	75,000
2022	635,000
Thereafter	400,000
Total	$1,609,509

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the senior secured term loan and senior secured, senior, senior amortizing and senior exchangeable notes outstanding at October 31, 2017 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% 2020 Notes (defined below) collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreement governing the Term Loans (defined below) and the indentures governing the notes outstanding at October 31, 2017 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Term Loans and the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Term Loans and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes (with respect to the 10.0% 2022 Notes and 10.5% 2024 Notes). The credit agreement governing the Term Loans and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans, material inaccuracy of representations and warranties and a change of control, and, with respect to the Term Loans and senior secured notes, the failure of the documents granting security for the Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Term Loans and senior secured notes to be valid and perfected. As of October 31, 2017, we believe we were in compliance with the covenants of the Term Loan Facility and the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments (other than the senior exchangeable note units discussed below), is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

Fiscal 2017

During the year ended October 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 senior exchangeable note units representing $6.9 million stated amount of senior exchangeable note units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations. This gain was offset by $0.4 million of costs associated with the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes”) issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the “7.25% First Lien Notes”), $87,321,000 principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes” and, together with the 7.25% First Lien Notes, the “ 2020 Secured Notes”) and all $75,000,000 principal amount of 10.0% Senior Secured Second Lien Notes due 2018 (the “10.0% Second Lien Notes”) that were tendered and accepted for purchase pursuant to K. Hovnanian’s offers to purchase for cash (the “Tender Offers”) any and all of the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

The 10.0% 2022 Notes have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2018, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.0% 2022 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2019 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.0% 2022 Notes at 105.0% of principal commencing July 15, 2019, at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of the 10.0% 2022 Notes prior to July 15, 2019 with the net cash proceeds from certain equity offerings at 110.0% of principal.

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

On September 8, 2016, the Company and K. Hovnanian completed certain financing transactions with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor (1) funded a $75.0 million senior secured term loan facility (the “Term Loan Facility”), which was borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, (2) purchased $75.0 million aggregate principal amount of 10.0% Second Lien Notes issued by K. Hovnanian and guaranteed by the Notes Guarantors (all such notes were subsequently purchased in the Tender Offers as described above under “-Fiscal 2017”), and (3) exchanged $75.0 million aggregate principal amount of 9.125% Second Lien Notes held by such Investor for $75.0 million of newly issued 9.50% 2020 Notes issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group, for aggregate cash proceeds of approximately $146.3 million, before expenses.

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

The 9.50% 2020 Notes have a maturity of November 15, 2020, and bear interest at a rate of 9.50% per annum, payable semi-annually on  February 15 and  August 15 of each year, to holders of record at the close of business on  February 1 and  August 1, as the case may be, immediately preceding such interest payment dates. The 9.50% 2020 Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the 9.50% 2020 Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the 9.50% 2020 Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.50% of principal.

All of K. Hovnanian’s obligations under the Term Loan Facility are guaranteed by the Notes Guarantors. The Term Loan Facility and the guarantees thereof are secured, subject to permitted liens and other exceptions, on a first lien priority basis relative to the 10.0% 2022 Notes and the 10.5% 2024 Notes (and on a first lien super priority basis relative to future first lien indebtedness). The 9.50% 2020 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The Exchange Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions.

At October 31, 2017, the aggregate book value of the real property that constituted collateral securing the Term Loans was $419.9 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the Term Loans was $381.1 million as of October 31, 2017, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries. In addition, collateral securing the Term Loans includes equity interest in K Hovnanian and the subsidiary Notes Guarantors.

Other Secured Obligations

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

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of October 31, 2017, the collateral securing the guarantees included (1) $84.3 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $128.9 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $88.2 million as of October 31, 2017; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and the Term Loan Facility, and thus have not guaranteed such indebtedness.

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

Each Senior Exchangeable Note had an initial principal amount of $768.51 (which will accrete to $1,000 over the term of the Senior Exchangeable Note at an annual rate of 5.17% from the date of issuance, calculated on a semi-annual bond equivalent yield basis). Holders may exchange their Senior Exchangeable Notes at their option at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2017. Each Senior Exchangeable Note will be exchangeable for shares of Class A Common Stock at an initial exchange rate of 185.5288 shares of Class A Common Stock per Senior Exchangeable Note (equivalent to an initial exchange price, based on $1,000 principal amount at maturity, of approximately $5.39 per share of Class A Common Stock). The exchange rate will be subject to adjustment in certain events. If certain corporate events occur prior to the maturity date, the Company will increase the applicable exchange rate for any holder who elects to exchange its Senior Exchangeable Notes in connection with such corporate event. In addition, holders of Senior Exchangeable Notes will also have the right to require K. Hovnanian to repurchase such holders’ Senior Exchangeable Notes upon the occurrence of certain of these corporate events. As of October 31, 2017, 18,305 Senior Exchangeable Notes have been converted into 3.4 million shares of our Class A Common Stock, all of which were converted during the first quarter of fiscal 2013. In September 2016, K. Hovnanian purchased a total of 20,823 Units for an aggregate purchase price of $20.6 million, in November 2016, K. Hovnanian purchased a total of 6,925 Units for an aggregate purchase price of $6.9 million and during the year ended October 31, 2017, K. Hovnanian purchased certain Units as discussed above under “—Fiscal 2017”.

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

Our homebuilding operating segments are aggregated into reportable segments based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. Our reportable segments consist of the following six homebuilding segments and a financial services segment noted below. During fiscal 2016, we decided to exit the Minneapolis, Minnesota and Raleigh, North Carolina markets and in the third quarter of fiscal 2016, we completed the sale of our portfolios in those markets.

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

Financial information relating to the Company’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2017	2016	2015
Revenues:
Northeast	$209,509	$278,028	$189,497
Mid-Atlantic	464,126	458,579	399,500
Midwest	199,770	311,322	311,449
Southeast	260,402	260,584	207,662
Southwest	827,503	1,028,529	823,853
West	430,546	342,447	159,969
Total homebuilding	2,391,856	2,679,489	2,091,930
Financial services	58,743	72,617	56,665
Corporate and unallocated	1,066	141	(115)
Total revenues	$2,451,665	$2,752,247	$2,148,480
(Loss) income before income taxes:
Northeast	$2,300	$(3,869)	$(7,742)
Mid-Atlantic	17,191	17,476	21,431
Midwest	(1,151)	(11,416)	14,012
Southeast	(6,199)	(17,791)	(6,330)
Southwest	71,540	84,424	67,437
West	19,636	3,445	(17,145)
Total homebuilding	103,317	72,269	71,663
Financial services	26,397	35,473	24,693
Corporate and unallocated (1)	(174,958)	(105,306)	(118,121)
(Loss) income before income taxes	$(45,244)	$2,436	$(21,765)

(1) Corporate and unallocated for the year ended October 31, 2017 included corporate general and administrative costs of $59.4 million, interest expense of $69.1 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $34.9 million, $12.5 million adjustment for construction defect reserves (discussed in Note 16) and $0.9 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation. Corporate and unallocated for the year ended October 31, 2016 included corporate general and administrative costs of $60.1 million, interest expense of $50.4 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $3.2 million, $(9.2) million adjustment for construction defect reserves (discussed in Note 16) and $0.8 million of other income and expenses primarily related to bond amortization, stock compensation and rental income. Corporate and unallocated for the year ended October 31, 2015 included corporate general and administrative costs of $62.5 million, interest expense of $64.5 million (a component of Other interest on our Consolidated Statements of Operations), $(14.4) million adjustment for construction defect reserves (discussed in Note 16) and $5.5 million of other income and expenses primarily related to bond amortization, stock compensation and rental income.

	October 31,
(In thousands)	2017	2016
Assets:
Northeast	$180,545	$219,363
Mid-Atlantic	224,398	292,899
Midwest	84,960	111,596
Southeast	231,644	226,124
Southwest	294,337	341,472
West	175,347	269,400
Total homebuilding	1,191,231	1,460,854
Financial services	162,113	197,230
Corporate and unallocated (1)	547,554	696,872
Total assets	$1,900,898	$2,354,956

(1)	Includes $283.6 million of income taxes receivable - including deferred tax assets in fiscal 2016.

	October 31,
(In thousands)	2017	2016
Investments in and advances to unconsolidated joint ventures:
Northeast	$36,411	$28,115
Mid-Atlantic	20,873	22,407
Midwest	4,268	5,516
Southeast	36,320	22,876
Southwest	11,832	3,625
West	4,451	17,547
Total homebuilding	114,155	100,086
Corporate and unallocated	935	416
Total investments in and advances to unconsolidated joint ventures	$115,090	$100,502

	Year Ended October 31,
(In thousands)	2017	2016	2015
Homebuilding interest expense:
Northeast	$20,308	$19,417	$14,150
Mid-Atlantic	23,886	23,662	16,268
Midwest	7,799	12,275	10,405
Southeast	13,646	16,770	9,552
Southwest	25,278	37,552	26,147
West	25,799	23,295	10,381
Total homebuilding	116,716	132,971	86,903
Corporate and unallocated	69,124	50,387	64,545
Financial services interest expense (1)	(630)	(763)	(1,066)
Total interest expense, net	$185,210	$182,595	$150,382

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2017	2016	2015
Depreciation:
Northeast	$71	$62	$136
Mid-Atlantic	50	56	28
Midwest	858	497	361
Southeast	83	82	40
Southwest	78	104	89
West	94	92	79
Total homebuilding	1,234	893	733
Financial services	16	41	47
Corporate and unallocated	2,999	2,631	2,608
Total depreciation	$4,249	$3,565	$3,388

	Year Ended October 31,
(In thousands)	2017	2016	2015
Net additions to operating properties and equipment:
Northeast	$442	$78	$-
Mid-Atlantic	71	208	58
Midwest	3,773	3,180	637
Southeast	28	233	227
Southwest	18	199	173
West	80	91	88
Total homebuilding	4,412	3,989	1,183
Financial services	-	30	-
Corporate and unallocated	2,066	3,988	871
Total net additions to operating properties and equipment	$6,478	$8,007	$2,054

	Year Ended October 31,
(In thousands)	2017	2016	2015
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(4,376)	$(2,639)	$856
Mid-Atlantic	1,180	(27)	4,502
Midwest	(1,424)	(1,304)	(105)
Southeast	837	(1,774)	1,213
Southwest	(306)	(64)	-
West	(2,958)	1,462	(2,297)
Total equity in (losses) earnings from unconsolidated joint ventures	$(7,047)	$(4,346)	$4,169

11. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2017	2016
State income taxes:
Current	$2,227	$1,945
Deferred	-	(9,890)
Federal income taxes:
Current	-	-
Deferred	-	(275,688)
Total	$2,227	$(283,633)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2017	2016	2015
Current income tax expense (benefit):
Federal (1)	$-	$(2,796)	$(1,497)
State (2)	1,371	1,200	523
Total current income tax expense (benefit):	1,371	(1,596)	(974)
Federal	275,688	5,594	(8,461)
State	9,890	1,257	3,770
Total deferred income tax expense (benefit):	285,578	6,851	(4,691)
Total	$286,949	$5,255	$(5,665)

(1)

The current federal income tax did not include the use of federal net operating losses for the year ended October 31, 2017. The current federal income tax benefit is net of the use of federal net operating losses totaling $4.4 million and $3.7 million for the years ended October 31, 2016 and 2015, respectively.

(2)

The current state income tax expense (benefit) is net of the use of state net operating losses totaling $18.2 million, $16.4 million and $12.3 million for the years ended October 31, 2017, 2016 and 2015, respectively.

The total income tax expense of $286.9 million for the period ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, the same periods were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses. The total income tax expense of $5.3 million for the period ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002. The total income tax benefit of $5.7 million recognized for the year ended October 31, 2015 was primarily due to deferred taxes resulting from the loss before income taxes plus the reversal of state tax reserves for uncertain state tax positions, partially offset by state tax expenses.

The permanent difference in fiscal 2016 related to stock compensation arose because for tax purposes, the amount of stock compensation the Company expenses is the amount reported on an associate’s W-2 when the equity award is exercised or received, whereas for accounting purposes, the amount the Company expenses is based on the fair value of the equity award on the date of grant. Therefore, the permanent difference due to stock compensation was because of this different treatment, which does not arise until the time the equity award is exercised or received by the associate and therefore reported on an associate’s W-2. The amount was significant because of the issuance in fiscal 2016 of stock to Company executives in respect of awards that had been granted over ten years ago at significantly higher stock prices and thus significantly higher fair values as compared to the time of issuance to the executive. As a result, at the time the stock awards were issued in fiscal 2016, a significant permanent difference between book and tax was created impacting the effective tax rate for 2016.

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

Our federal net operating losses of $1.6 billion expire between 2028 and 2037. Our state NOLs of $2.3 billion expire between 2018 and 2037. Of the total state amount, $247.1 million will expire between 2018 through 2022; $463.1 million will expire between 2023 through 2027; $1.2 billion will expire between 2028 through 2032; and $348.6 million will expire between 2033 through 2037.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from net operating loss carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2017, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, an additional valuation allowance for our DTAs was necessary in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we increased the valuation allowance against our DTAs such that we have a full valuation allowance and determined that the current valuation allowance for deferred taxes of $918.2 million as of October 31, 2017 is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year loss position as of July 31, 2017, and we are still in a cumulative three-year loss position as of October 31, 2017. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, we completed a debt refinancing/restructuring transaction which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	Recent financial results of $12.3 pre-tax income in the fourth quarter of 2017. (Positive Objective Evidence)
4.	The refinancing discussed above will increase our interest incurred in fiscal 2018 and future years (based on our longer term modeling) by $23.4 million per year. (Negative Objective Evidence)
5.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
6.

We exited two geographic markets and are winding down operations in two other markets that have historically had losses. By exiting these underperforming markets, the Company will be able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

7.

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

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2017	2016
Deferred tax assets:
Depreciation	$246	$1,729
Inventory impairment loss	122,584	174,489
Uniform capitalization of overhead	5,766	6,802
Warranty and legal reserves	8,763	13,238
Deferred income	2,341	5,061
Acquisition intangibles	4,420	8,829
Restricted stock bonus	4,202	4,526
Rent on abandoned space	101	1,006
Stock options	6,539	7,073
Provision for losses	38,831	34,505
Joint venture loss	12,028	4,171
Federal net operating losses	549,862	520,117
State net operating losses	172,307	170,014
Other	20,678	22,862
Total deferred tax assets	948,668	974,422
Deferred tax liabilities:
Debt repurchase income	30,465	60,901
Total deferred tax liabilities	30,465	60,901
Valuation allowance	(918,203)	(627,943)
Net deferred income taxes	$-	$285,578

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2017, 2016 and 2015 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2017	2016	2015
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	65.4	(15.6)
Permanent differences, net	(2.4)	222.2	(0.4)
Deferred tax asset valuation allowance impact	(667.8)	-	-
Tax contingencies	-	0.3	3.2
Adjustments to prior years’ tax accruals(1)	-	(107.2)	3.8
Effective tax rate	(634.2)%	215.7%	26.0%

(1)	The adjustments to prior years’ tax accruals includes the impact of a federal specified liability loss refund of taxes paid in fiscal year 2002 of (114.8%) for the year ended October 31, 2016.

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

Year Ended October 31,
	2017	2016
Unrecognized tax benefit—November 1,	$1.1	$1.1
Gross increases—tax positions in current period	0.2	0.2
Decrease related to tax positions taken during a prior period	-	-
Lapse of statute of limitations	(0.2)	(0.2)
Unrecognized tax benefit—October 31,	$1.1	$1.1

 Related to the unrecognized tax benefits noted above, as of October 31, 2017 and 2016, we have recognized a liability for interest and penalties of $0.3 million and $0.3 million, respectively. For the years ended October 31, 2017, 2016 and 2015, we recognized $(45) thousand, $(2) thousand and $(91) thousand respectively, of interest and penalties in income tax benefit.

It is likely that, within the next year, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.1 million as of both October 31, 2017 and 2016. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2016 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2013-2016.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2017, 2016 and 2015, our discount rates used for the impairments recorded ranged from 18.3% to 19.8%, 16.8% to 18.8% and 17.3% to 19.8%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2017 and 2016, we evaluated inventories of all 372 and 413 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2017 and 2016 for 12 and 30 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $98.0 million and $125.4 million, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2017 and 2016 were evaluated in more than one quarterly period. Of those communities tested for impairment during the years ended October 31, 2017 and 2016, two and nine communities with an aggregate carrying value of $45.0 million and $43.5 million, respectively, had undiscounted future cash flows that exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded aggregate impairment losses, which are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $15.1 million, $24.5 million and $7.3 million for the years ended October 31, 2017, 2016 and 2015, respectively. Impairments decreased for the year ended October 31, 2017 compared to the prior year as the impairments recorded for the year ended October 31, 2016 were mainly for land held for sale in the Midwest and Northeast. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The following table represents impairments by segment for fiscal 2017, 2016 and 2015:

(Dollars in millions)	Year Ended October 31, 2017
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$3.3	$22.2
Mid-Atlantic	1	1.5	8.5
Midwest	2	0.2	0.8
Southeast	3	8.1	18.3
Southwest	-	-	-
West	2	2.0	3.1
Total	10	$15.1	$52.9

(Dollars in millions)	Year Ended October 31, 2016
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	5	$9.5	$33.8
Mid-Atlantic	-	-	-
Midwest	12	13.5	43.7
Southeast	3	1.5	10.9
Southwest	-	-	-
West	-	-	-
Total	20	$24.5	$88.4

(Dollars in millions)	Year Ended October 31, 2015
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.8	$0.9
Mid-Atlantic	1	0.9	2.5
Midwest	4	1.3	8.4
Southeast	4	2.5	10.1
Southwest	-	-	-
West	1	1.8	7.5
Total	12	$7.3	$29.4

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $2.7 million, $8.9 million and $4.7 million for the years ended October 31, 2017, 2016 and 2015, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2017, 2016 and 2015:

	Year Ended October 31,
(In millions)	2017	2016	2015
Northeast	$0.5	$1.6	$0.9
Mid-Atlantic	0.6	0.8	0.2
Midwest	0.3	1.3	0.6
Southeast	0.8	1.8	1.3
Southwest	0.4	3.2	1.4
West	0.1	0.2	0.3
Total	$2.7	$8.9	$4.7

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 2.7 million and 0.2 million for the years ended October 31, 2017 and 2015 respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. Also, for the years ended October 31, 2017, 2016 and 2015, 10.0 million, 14.6 million and 15.2 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 4.6 million, 7.3 million and 3.0 million for the years ended October 31, 2017, 2016 and 2015, respectively, because to do so would have been anti-dilutive for the periods presented.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2017. As of October 31, 2017, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2017, 2016 and 2015, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $6.8 million, $6.6 million and $6.2 million for the years ended October 31, 2017, 2016 and 2015, respectively.

15. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2017, 2016 and 2015: risk free interest rate of 2.05%, 1.38% and 2.03%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.53, 0.61 and 0.58, respectively; a weighted-average expected life of the option of 7.64 years, 7.36 years and 7.22 years, respectively; and an estimated forfeiture rate of 9.92%, 10.90% and 8.84%, respectively.

For the years ended October 31, 2017, 2016 and 2015, total stock-based compensation expense was $0.6 million, $2.9 million ($2.3 million post tax) and $8.8 million ($6.5 million post tax), respectively. Included in this total stock-based compensation expense was expense from stock options of $0.5 million for year ended October 31, 2017, income for stock options of $1.5 million for the year ended October 31, 2016, and expense of $2.2 million for the year ended October 31, 2015. The fiscal 2017 expense includes income of $2.0 million from previously recognized expense of certain performance based restricted stock grants for which the performance metrics are no longer expected to be satisfied. This income was offset by the vesting of restricted stock of $2.1 million during the year ended October 31, 2017. The fiscal 2016 expense includes income of $2.1 million from previously recognized expense of certain performance based stock option grants for which the performance metrics are no longer expected to be satisfied. This income was slightly offset by the vesting of stock options of $0.5 million~~,~~ during the year ended October 31, 2016.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. During the year ended October 31, 2017, each of the five non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock units subject to a two-year post-vesting holding period, or a combination thereof, with restricted stock units based on the fair market value on the date of grant and stock options based on grant date Black-Scholes value. All such directors elected to receive restricted stock units. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2017	Weighted-Average Exercise Price	October 31, 2016	Weighted-Average Exercise Price	October 31, 2015	Weighted-Average Exercise Price
Options outstanding at beginning of period	7,373,951	$4.03	6,393,876	$4.78	6,720,251	$5.23
Granted	236,250	$2.34	1,148,481	$1.95	173,750	$2.47
Exercised	48,250	$2.07	-	$-	18,125	$2.48
Forfeited	452,375	$5.85	51,125	$2.73	203,436	$3.78
Expired	248,875	$16.68	117,281	$25.05	278,564	$15.04
Options outstanding at end of period	6,860,701	$3.40	7,373,951	$4.03	6,393,876	$4.78
Options exercisable at end of period	5,259,011		5,071,181		4,566,290

The total intrinsic value of options exercised during fiscal 2017 and 2015 was $12 thousand and $15 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At October 31, 2016, there were no options exercisable which had an intrinsic value. Exercise prices for options outstanding at October 31, 2017 ranged from $1.54 to $6.46.

The weighted-average fair value of grants made in fiscal 2017, 2016 and 2015 was $1.33, $1.00 and $1.47 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2017, 2016 and 2015 was $2.60, $2.55 and $2.78 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2017:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Outstanding	Exercise Price	Life
$1.54	–	$2.41	2,320,409	$2.01	6.71
$2.42	–	$4.41	2,496,542	$2.84	3.26
$4.42	–	$6.46	2,043,750	$5.70	2.57
			6,860,701	$3.41	4.22

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2017:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Exercisable	Exercise Price	Life
$1.54	–	$2.41	1,003,714	$2.00	4.02
$2.42	–	$4.41	2,322,797	$2.77	2.96
$4.42	–	$6.46	1,932,500	$5.66	2.40
			5,259,011	$3.69	2.96

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2017, 2016 and 2015, we granted 366,513 (including 298,388 units to certain of our non-employee directors), 456,070 (including 356,382 units to certain of our non-employee directors) and 1,018,558 (including 155,433 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 101,218, 176,944 and 97,854 units, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2017, 2016 and 2015, 452,500, 33,125 and 5,811 restricted stock units were forfeited, respectively.

For the years ended October 31, 2017, 2016 and 2015 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was $21 thousand, $4.3 million and $6.5 million, respectively. In addition to nonvested share awards summarized in the following table, there were 312,419, 224,326 and 538,892 vested share awards at October 31, 2017, 2016 and 2015, respectively, which were deferred at the participants' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2017, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	7,239,469	$2.80
Granted	1,233,700	$2.56
Vested	1,216,359	$4.92
Forfeited	1,082,333	$2.59
Nonvested at end of period	6,174,477	$2.36

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”) for certain officers and associates, which are performance based plans. This includes 2.4 million target 2016 LTIP shares which were granted during fiscal 2016 and were reduced from 2.8 million shares during fiscal 2017 due to a forfeiture. The awards included above for these plans remain at target, although based on our best estimate of the outcome for the performance criteria, the related expense of $2.0 million was reversed in the fourth quarter of fiscal 2017.

Also included in the table above are 2.7 million target Market Share Units (“MSUs”) of which 850,000 and 780,000 were granted to certain officers in fiscal 2017 and fiscal 2016, respectively. In addition, 700,000 and 400,000 MSUs are included from the fiscal 2015 and fiscal 2014 MSU Grants, which were adjusted by 25,000 and 200,000, respectively, in fiscal 2017, as certain performance conditions at the first and second measurement periods were not met and only a portion of the shares were vested, resulting in the reversal of $1.2 million of expense during the period. Additionally, 34,355 and 48,032 net shares were issued during fiscal 2017. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 175% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1st , three years after the MSU grant date (for example, January 1, 2020 for the 2017 MSU Grant) and the remaining annual installments commencing on the third anniversary of the Grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2017 and 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2019 compared to fiscal 2017) and (2) for the 2015 MSU grant, specified total revenue growth goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (for example, fiscal 2017 compared to fiscal 2015 for the 2015 MSU Grant).

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

The following assumptions were used for 2017 MSU Grants: historical volatility factor of the expected market price of our common stock of 57.93%, 54.61%, 52.66%, 48.85% and 50.78% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 1.35%, 1.43%, 1.49%, 1.63% and 1.76% for each vesting tranche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for 2016 MSU Grants: historical volatility factor of the expected market price of our common stock of 56.50%, 52.77%, 50.34%, 52.36% and 61.08% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 0.73%, 0.81%, 0.87%, 1.02% and 1.17% for each vesting tranche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for 2015 MSU Grants: historical volatility factor of the expected market price of our common stock of 38.28%, 42.01%, 45.73%, 59.08% and 57.77% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 0.74%, 0.95%, 1.12%, 1.44% and 1.75% for each vesting tranche, respectively; and dividend yield of zero for all time periods.

As of October 31, 2017, we had 7.2 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2017, there were $3.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.44 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2017 and 2016, we received $4.1 million and $4.2 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2017 and 2016, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2017 and 2016 is $0.25 million, up to a $5 million limit. Our aggregate retention in fiscal 2017 and 2016 is $21 million for construction defect, warranty and bodily injury claims. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2017 and 2016 were as follows:

	Year Ended October 31,
(In thousands)	2017	2016

Balance, beginning of period	$121,144	$135,053
Additions – Selling, general and administrative	10,870	17,363
Additions – Cost of sales	15,835	17,397
Charges incurred during the period	(28,019)	(29,965)
Changes to pre-existing reserves	7,872	(9,199)
Changes to reserves where corresponding amounts are recorded as receivables from insurance carriers	-	(9,505)
Balance, end of period	$127,702	$121,144

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. During the fourth quarter of fiscal 2017, we recorded a $12.5 million adjustment to increase our construction defect reserves related to litigation. We also recorded a $4.6 million reduction in our warranty accruals during the fourth quarter of fiscal 2017 and we had minor reductions in our warranty accruals during the fourth quarter of 2016 based on recent warranty claims history. As a result of reductions in our construction defect claims in recent years and the impact of those reductions on the actuarial analysis of our total reserves, we recorded a $9.2 million reduction in our construction defect reserves during the fourth quarter of fiscal 2016. These reductions are reflected in the changes to pre-existing reserves in the table above.

 Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.9 million and $4.0 million for the fiscal years ended October 31, 2017 and 2016, respectively, for prior year deliveries. During fiscal 2016, we settled two construction defect claims relating to the Northeast segment which made up the majority of the payments.

17. Transactions with Related Parties

During the years ended October 31, 2017, 2016 and 2015, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, provided services to the Company totaling $0.8 million, $1.0 million and $1.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our directors and executive officers, is employed by the Company’s mortgage subsidiary and his total commissions from the Company’s mortgage affiliate totaled approximately $191,000, $152,000 and $129,000 in fiscal 2017, 2016 and 2015, respectively.

   Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, is employed by the Company as an Area Vice President in the Company’s Hudson/North Jersey Area and his total compensation was approximately $336,000 and $166,000 in fiscal 2017 and 2016, respectively.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

 We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation, and a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

The Grandview at Riverwalk Port Imperial Condominium Association, Inc. (the “Grandview Plaintiff”) filed a construction defect lawsuit against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal II, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Enterprises, Inc., K. Hovnanian North East, Inc. aka and/or dba K. Hovnanian Companies North East, Inc., K. Hovnanian Construction II, Inc., K. Hovnanian Cooperative, Inc., K. Hovnanian Developments of New Jersey, Inc., and K. Hovnanian Holdings NJ, LLC, as well as the project architect, the geotechnical engineers and various construction contractors for the project alleging various construction defects, design defects and geotechnical issues totaling approximately $41.3 million. The lawsuit included claims against the geotechnical engineers for differential soil settlement under the building, against the architects for failing to design the correct type of structure allowable under the New Jersey Building Code, and against the Hovnanian-affiliated developer entity (K. Hovnanian at Port Imperial Urban Renewal II, LLC ) alleging that it: (1) had knowledge of and failed to disclose the improper building classification to unit purchasers and was therefore liable for treble damages under the New Jersey Consumer Fraud Act; and (2) breached an express warranty set forth in the Public Offering Statements that the common elements at the building were fit for their intended purpose. The Grandview Plaintiff further alleged that Hovnanian Enterprises, Inc., K. Hovnanian Holdings NJ, LLC, K. Hovnanian Developments of New Jersey, Inc., and K. Hovnanian Developments of New Jersey II, Inc. were jointly liable for any damages owed by the Hovnanian development entity under a veil piercing theory.

The parties reached a settlement on the construction defect issues prior to trial, but attempts to settle the subsidence, building classification issue and Consumer Fraud Act claims were unsuccessful. The trial commenced on April 17, 2017 in Hudson County, New Jersey. In the third week of the trial, all of the Hovnanian defendants resolved the geotechnical claims for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury. On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a to-be-determined portion of Grandview Plaintiff’s counsel fees, per the statute. The jury also found in favor of Grandview Plaintiff on its veil piercing theory. Certain Hovnanian-affiliated defendants filed post-trial motions on three issues: (1) a motion for a judgment notwithstanding the verdict or a new trial; (2) a motion addressing whether any of the Hovnanian-affiliated entities could be jointly liable under a veil piercing theory for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC; and (3) a motion for contractual indemnification against the project architect. On October 27, 2017, the Court addressed a number of post-trial motions. The Court denied the motion for a judgment notwithstanding the verdict or a new trial, and held that Hovnanian Enterprises, Inc. and its affiliate, K. Hovnanian Developments of New Jersey, Inc., are jointly liable for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC. On November 18, 2017, the Court awarded approximately $1.8 million in attorney fees and costs to Grandview Plaintiff out of the approximately $4.8 million it had sought. Certain Hovnanian-affiliated defendants filed a motion for reconsideration of the Court’s decision on attorney fees and costs, which remains pending.

Once a final judgment is entered, the relevant Hovnanian-affiliated defendants intend to appeal all aspects of the verdict against them. With respect to this case, depending on the outcome of all appeals, the range of loss is between $0 and $10.8 million, inclusive of attorneys’ fees and costs. Management believes that a loss is probable and reasonably estimable and that the Company has reserved for its estimated probable loss amount in its construction defect reserves. However, our assessment of the probable loss may differ from the ultimate resolution of this matter.

In 2014, the condominium association of the Grandview II at Riverwalk Port Imperial condominium building (the “Grandview II Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Hudson County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the building along with a claim for piercing the corporate veil as to certain defendants. The operative complaint (“Complaint”) brought claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal III, LLC, PI Investments I, LLC, K. Hovnanian Investments, LLC, K. Hovnanian Homes (not a legal entity but named as a defendant), K. Hovnanian Shore Acquisitions, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Northeast, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian Construction III, Inc. and K. Hovnanian Cooperative, Inc. The Complaint also brought claims against various other design professionals and contractors. Grandview II Plaintiff asserted damages of approximately $69 million to $79 million, which amount was potentially subject to treble damages. On December 7, 2017, the Court issued orders adjudicating various parties’ motions for summary judgment. The Court issued an order that granted Grandview II Plaintiff’s motion for partial summary judgment on the claim seeking to pierce the corporate veil of K. Hovnanian at Port Imperial Urban Renewal III, LLC and ordered that Hovnanian Enterprises, Inc. shall be jointly and severally liable for any damages awarded against K. Hovnanian at Port Imperial Urban Renewal III, LLC, including any treble damages and attorney’s fees and costs. The Court also issued an order dismissing Grandview II Plaintiff’s claims for negligence and breach of implied warranties against certain Hovnanian-affiliated defendants. As of December 14, 2017, the Hovnanian-affiliated defendants reached a settlement with Grandview II Plaintiff that resolved all claims in the case involving the Hovnanian-affiliated defendants. As of October 31, 2017, the Company had fully reserved for this settlement amount. On December 15, 2017, the Court issued an order dismissing the action.

On December 21, 2016, the members of the Company’s Board were named as defendants in a derivative and class action lawsuit filed in the Delaware Court of Chancery by Plaintiff Joseph Hong ("Plaintiff Hong").  Plaintiff Hong had previously made a demand for inspection of the books and records of the Company pursuant to Delaware law.  The Company had provided certain company documents in response to Plaintiff Hong’s demand. The complaint relates to the Board of Directors’ decisions to grant Ara K. Hovnanian equity awards in the form of Class B Common Stock, alleging that the defendants breached their fiduciary duties to the Company and its stockholders; that the equity awards granted in Class B Common Stock amounted to corporate waste; and that Ara. K Hovnanian was unjustly enriched by equity awards granted to him in Class B Common Stock.  The complaint seeks a declaration that the equity awards granted to Ara K. Hovnanian in Class B Common Stock between June 13, 2014 and June 10, 2016 were ultra vires, invalidation or rescission of those awards, injunctive relief, and unspecified damages.

On December 18, 2017, the parties finalized a settlement agreement to resolve the litigation.  Pursuant to the settlement agreement, which remains subject to approval by the Chancery Court, the Company will submit for stockholder approval at the next Annual Meeting of Stockholders a resolution to amend the Company’s Certificate of Incorporation to affirm that in the event of a merger, consolidation, acquisition, tender offer, recapitalization, reorganization or other business combination, the same consideration will be provided for shares of Class A Common Stock and Class B Common Stock unless different treatment of the shares of each such class is approved separately by a majority of each class.  The Company has also agreed to implement certain operational and corporate governance measures regarding the granting of equity awards in Class B Common Stock and, further, that it will not oppose an application by Plaintiff Hong for attorney’s fees up to $275,000, the amount of which is subject to approval by the Court.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2017 and 2016, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2017, we had total cash and letters of credit deposits amounting to $57.1 million to purchase land and lots with a total purchase price of $1.0 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

	October 31, 2017
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$60,580	$194	$60,774
Inventories	666,017	9,162	675,179
Other assets	36,026	-	36,026
Total assets	$762,623	$9,356	$771,979
Liabilities and equity:
Accounts payable and accrued liabilities	$121,646	$429	$122,075
Notes payable	330,642	-	330,642
Total liabilities	452,288	429	452,717
Equity of:
Hovnanian Enterprises, Inc.	88,884	3,746	92,630
Others	221,451	5,181	226,632
Total equity	310,335	8,927	319,262
Total liabilities and equity	$762,623	$9,356	$771,979
Debt to capitalization ratio	52%	0%	51%

	October 31, 2016
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$48,542	$1,478	$50,020
Inventories	516,947	11,010	527,957
Other assets	25,865	-	25,865
Total assets	$591,354	$12,488	$603,842
Liabilities and equity:
Accounts payable and accrued liabilities	$72,302	$1,812	$74,114
Notes payable	214,911	2,261	217,172
Total liabilities	287,213	4,073	291,286
Equity of:
Hovnanian Enterprises, Inc.	88,379	3,220	91,599
Others	215,762	5,195	220,957
Total equity	304,141	8,415	312,556
Total liabilities and equity	$591,354	$12,488	$603,842
Debt to capitalization ratio	41%	21%	41%

As of October 31, 2017 and 2016, we had advances and a note receivable outstanding of $22.4 million and $8.9 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $115.1 million and $100.5 million at October 31, 2017 and 2016, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During fiscal 2017, we wrote-down certain joint venture investments by $2.8 million based on our determination that the investment in these joint ventures has sustained an other than temporary impairment.

	For The Year Ended October 31, 2017
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$312,164	$5,685	$317,849
Cost of sales and expenses	(324,514)	(4,633)	(329,147)
Joint venture net (loss) income	$(12,350)	$1,052	$(11,298)
Our share of net (loss) income	$(7,189)	$526	$(6,663)

	For The Year Ended October 31, 2016
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$141,418	$6,299	$147,717
Cost of sales and expenses	(159,431)	(6,103)	(165,534)
Joint venture net (loss) income	$(18,013)	$196	$(17,817)
Our share of net (loss) income	$(4,424)	$98	$(4,326)

	For The Year Ended October 31, 2015
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$122,192	$6,782	$128,974
Cost of sales and expenses	(125,652)	(6,518)	(132,170)
Joint venture net (loss) income	$(3,460)	$264	$(3,196)
Our share of net income	$4,087	$132	$4,219

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $11.3 million, $5.8 million and $5.2 million for the years ended October 31, 2017, 2016 and 2015, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 51%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2017	Fair Value at October 31, 2016

Mortgage loans held for sale (1)	Level 2	$132,424	$165,077
Interest rate lock commitments	Level 2	(14)	(80)
Forward contracts	Level 2	15	86
Total		$132,425	$165,083

(1)  The aggregate unpaid principal balance was $128.4 million and $149.4 million at October 31, 2017 and 2016, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $486.5 million at October 31, 2017. Loans in process for which interest rates were committed to the borrowers totaled $31.2 million as of October 31, 2017. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2017, the segment had open commitments amounting to $19.5 million to sell MBS with varying settlement dates through December 13, 2017.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2017
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,256	$(14)	$15

	Year Ended October 31, 2016
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,711	$(73)	$(422)

	Year Ended October 31, 2015
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(284)	$(22)	$829

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2017 and 2016. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2017
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$30,022	$(11,658)	$18,364
Land and land options held for future development or sale	Level 3	$22,850	$(3,403)	$19,447

Nonfinancial Assets

	Year Ended
	October 31, 2016
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$61,584	$(19,006)	$42,578
Land and land options held for future development or sale	Level 3	$26,783	$(5,466)	$21,317

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $15.1 million, $24.5 million and $7.3 million for the years ended October 31, 2017, 2016 and 2015, respectively. See Note 12 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents and restricted cash and cash equivalents approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes, was estimated at $383.7 million and $251.7 million as of October 31, 2017 and 2016, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $1.2 billion, $2.1 million and $54.2 million, respectively, as of October 31, 2017. As of October 31, 2016, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $883.0 million, $6.3 million and $55.2 million, respectively.

22. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that, as of October 31, 2017, had issued and outstanding $1,110.0 million of senior secured notes ($1,090.6 million, net of discount and debt issuance costs), $368.5 million senior notes ($366.3 million net of debt issuance costs) and $2.1 million senior amortizing notes ($2.0 million net of debt issuance costs) and $53.9 million senior exchangeable notes ($53.9 million net of debt issuance costs) (issued as components of our Units). The senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Notes Guarantors”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes (other than the 2021 Notes and the 9.50% 2020 Notes), senior notes, senior exchangeable notes and senior amortizing notes. The Notes Guarantors are directly or indirectly 100% owned subsidiaries of the Parent. The 2021 Notes and the 9.50% 2020 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group (see Note 9).

The senior amortizing notes and senior exchangeable notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The 7.0% Notes, the 8.0% Notes and our senior secured notes (see Note 9) are not, pursuant to the indentures under which such notes were issued, required to be registered under the Securities Act. The Consolidating Condensed Financial Statements presented below are in respect of our registered notes only and not the 7.0% Notes, the 8.0% Notes or the senior secured notes (however, the Notes Guarantors for the 7.0% Notes, the 8.0% Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes are the same as those represented by the accompanying Consolidating “Condensed” Financial Statements). In lieu of providing separate financial statements for the Notes Guarantors of our registered notes, we have included the accompanying Consolidating Financial Statements. Therefore, separate financial statements and other disclosures concerning such Notes Guarantors are not presented.

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Notes Guarantors, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET OCTOBER 31, 2017

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$389,456	$949,032	$400,297	$-	$1,738,785
Financial services			19,001	143,112		162,113
Intercompany receivable		1,046,796		25,580	(1,072,376)	-
Investments in and amounts due from consolidated subsidiaries			376,964		(376,964)	-
Total assets	$-	$1,436,252	$1,344,997	$568,989	$(1,449,340)	$1,900,898
Liabilities and equity:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$740	$236	$467,613	$68,865	$-	$537,454
Financial services			19,160	122,754		141,914
Income taxes (receivable) payable	(2)		2,229			2,227
Notes payable and term loan and Revolving credit facility		1,677,891	1,377	406		1,679,674
Intercompany payable	148,385		923,994		(1,072,379)	-
Amounts due to consolidated subsidiaries	311,248	37,175			(348,423)	-
Stockholders’ (deficit) equity	(460,371)	(279,050)	(69,376)	376,964	(28,538)	(460,371)
Total liabilities and equity	$-	$1,436,252	$1,344,997	$568,989	$(1,449,340)	$1,900,898

CONSOLIDATING CONDENSED BALANCE SHEET OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$-	$271,216	$1,194,267	$408,610	$-	$1,874,093
Financial services			13,453	183,777		197,230
Income taxes receivable	115,940	(58,597)	226,258	32		283,633
Intercompany receivable		1,227,334		88,112	(1,315,446)	-
Investments in and amounts due from consolidated subsidiaries		4,914	437,628		(442,542)	-
Total assets	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956
Liabilities and equity:
Homebuilding, excluding Notes payable and term loan and Revolving credit facility	$3,506	$1,118	$565,163	$83,476	$-	$653,263
Financial services			13,338	159,107		172,445
Notes payable and term loan and Revolving credit facility		1,652,357	5,084	317		1,657,758
Intercompany payable	157,993		1,157,453		(1,315,446)	-
Amounts due to consolidated subsidiaries	82,951				(82,951)	-
Stockholders’ (deficit) equity	(128,510)	(208,608)	130,568	437,631	(359,591)	(128,510)
Total liabilities and equity	$115,940	$1,444,867	$1,871,606	$680,531	$(1,757,988)	$2,354,956

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2017

\

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$2,027,485	$365,437	$-	$2,392,922
Financial services			10,910	47,833		58,743
Intercompany charges		88,601			(88,601)	-
Total revenues	-	88,601	2,038,395	413,270	(88,601)	2,451,665
Expenses:
Homebuilding	(3,135)	140,696	1,946,395	338,706		2,422,662
Financial services	20		6,975	25,351		32,346
Intercompany charges			88,601		(88,601)	-
Total expenses	(3,115)	140,696	2,041,971	364,057	(88,601)	2,455,008
Loss on extinguishment of debt		(34,854)				(34,854)
Income (loss) from unconsolidated joint ventures			142	(7,189)		(7,047)
(Loss) income before income taxes	3,115	(86,949)	(3,434)	42,024	-	(45,244)
State and federal income tax (benefit) provision	107,011	(58,596)	238,502	32		286,949
Equity in (loss) income from subsidiaries	(228,297)	(42,089)	41,992		228,394	-
Net (loss) income	$(332,193)	$(70,442)	$(199,944)	$41,992	$228,394	$(332,193)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$2,232,906	$446,724	$-	$2,679,630
Financial services			11,038	61,579		72,617
Intercompany charges		112,207			(112,207)	-
Total revenues	-	112,207	2,243,944	508,303	(112,207)	2,752,247
Expenses:
Homebuilding	1,688	136,796	2,147,123	419,514		2,705,121
Financial services	16		7,387	29,741		37,144
Intercompany charges			112,169	38	(112,207)	-
Total expenses	1,704	136,796	2,266,679	449,293	(112,207)	2,742,265
Loss on extinguishment of debt		(3,200)				(3,200)
Income (loss) from unconsolidated joint ventures			78	(4,424)		(4,346)
(Loss) income before income taxes	(1,704)	(27,789)	(22,657)	54,586	-	2,436
State and federal income tax (benefit) provision	(9,333)	(30,615)	45,213	(10)		5,255
Equity in (loss) income from subsidiaries	(10,448)	3,901	54,596		(48,049)	-
Net (loss) income	$(2,819)	$6,727	$(13,274)	$54,596	$(48,049)	$(2,819)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$-	$-	$1,778,700	$313,115	$-	$2,091,815
Financial services			8,685	47,980		56,665
Intercompany charges		124,361			(124,361)	-
Total revenues	-	124,361	1,787,385	361,095	(124,361)	2,148,480
Expenses:
Homebuilding	5,125	155,773	1,686,726	294,818		2,142,442
Financial services	105		6,490	25,377		31,972
Intercompany charges			124,360	1	(124,361)	-
Total expenses	5,230	155,773	1,817,576	320,196	(124,361)	2,174,414
Income from unconsolidated joint ventures			82	4,087		4,169
(Loss) income before income taxes	(5,230)	(31,412)	(30,109)	44,986	-	(21,765)
State and federal income tax (benefit) provision	(10,985)	(30,486)	35,808	(2)		(5,665)
Equity in (loss) income from subsidiaries	(21,855)	12,915	44,988		(36,048)	-
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2017

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(332,193)	$(70,442)	$(199,944)	$41,992	$228,394	$(332,193)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	113,504	1,339	796,416	(53,119)	(228,394)	629,746
Net cash (used in) provided by operating activities	(218,689)	(69,103)	596,472	(11,127)	-	297,553
Cash flows from investing activities:
Proceeds from sale of property and assets			245	25		270
Purchase of property, equipment and other fixed assets and acquisitions			(6,478)			(6,478)
Increase in restricted cash related to mortgage company				2,555		2,555
Decrease in restricted cash related to letters of credit		(3)				(3)
Investments in and advances to unconsolidated joint ventures		(521)	(13,407)	(22,875)		(36,803)
Distributions of capital from unconsolidated joint ventures			45	13,259		13,304
Intercompany investing activities		222,627			(222,627)	-
Net cash provided by (used in) investing activities	-	222,103	(19,595)	(7,036)	(222,627)	(27,155)
Cash flows from financing activities:
Net payments from mortgages and notes			(15,907)	(3,286)		(19,193)
Net payments from model sale leaseback financing programs			(12,973)	(5,555)		(18,528)
Net proceeds from land bank financing programs			(42,652)	85		(42,567)
Net proceeds from senior secured notes		840,000				840,000
Payments related to senior notes, senior exchangeable notes and senior amortizing notes		(861,976)				(861,976)
Net proceeds related to mortgage warehouse lines of credit				(31,023)		(31,023)
Deferred financing costs from land bank financing program and note issuance		(12,836)	(1,462)	(258)		(14,556)
Intercompany financing activities – net	218,689		(503,848)	62,532	222,627	-
Net cash provided by (used in) financing activities	218,689	(34,812)	(576,842)	22,495	222,627	(147,843)
Net increase in cash	-	118,188	35	4,332	-	122,555
Cash and cash equivalents balance, beginning of period	-	261,553	(395)	85,607	-	346,765
Cash and cash equivalents balance, end of period	$-	$379,741	$(360)	$89,939	$-	$469,320

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2016

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,819)	$6,727	$(13,274)	$54,596	$(48,049)	$(2,819)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	15,059	(26,032)	353,149	259	48,049	390,484
Net cash provided by (used in) operating activities	12,240	(19,305)	339,875	54,855	-	387,665
Cash flows from investing activities:
Proceeds from sale of property and assets			685	79		764
Purchase of property, equipment and other fixed assets and acquisitions			(7,977)	(30)		(8,007)
Decrease in restricted cash related to mortgage company				2,034		2,034
Decrease in restricted cash related to letters of credit		872				872
Investments in and advances to unconsolidated joint ventures		(290)	(74)	(49,541)		(49,905)
Distributions of capital from unconsolidated joint ventures				5,264		5,264
Intercompany investing activities		344,479			(344,479)	-
Net cash (used in) provided by investing activities	-	345,061	(7,366)	(42,194)	(344,479)	(48,978)
Cash flows from financing activities:
Net payments from mortgages and notes			(60,535)	(476)		(61,011)
Net payments from model sale leaseback financing programs			(14,004)	(3,134)		(17,138)
Net proceeds from land bank financing programs			53,654	11,980		65,634
Borrowings from revolving credit facility		5,000				5,000
Proceeds from senior secured term loan facility		75,000				75,000
Net proceeds from senior secured notes		71,250				71,250
Payments related to senior notes, senior exchangeable notes and senior amortizing notes		(409,646)				(409,646)
Net proceeds related to mortgage warehouse lines of credit				36,713		36,713
Deferred financing costs from land bank financing program and note issuance		(5,125)	(4,812)	(1,532)		(11,469)
Intercompany financing activities – net	(12,240)		(302,407)	(29,832)	344,479	-
Net cash (used in) provided by financing activities	(12,240)	(263,521)	(328,104)	13,719	344,479	(245,667)
Net increase in cash	-	62,235	4,405	26,380	-	93,020
Cash and cash equivalents balance, beginning of period	-	199,318	(4,800)	59,227	-	253,745
Cash and cash equivalents balance, end of period	$-	$261,553	$(395)	$85,607	$-	$346,765

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS YEAR ENDED OCTOBER 31, 2015

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,100)	$11,989	$(20,929)	$44,988	$(36,048)	$(16,100)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	122,264	110,820	(456,704)	(116,863)	36,048	(304,435)
Net cash (used in) provided by operating activities	106,164	122,809	(477,633)	(71,875)	-	(320,535)
Cash flows from investing activities:
Proceeds from sale of property and assets			1,556	17		1,573
Purchase of property, equipment and other fixed assets and acquisitions			(2,054)			(2,054)
Decrease in restricted cash related to mortgage company				1,555		1,555
Decrease in restricted cash related to letters of credit		2,993				2,993
Investments in and advances to unconsolidated joint ventures		16	(114)	(18,609)		(18,707)
Distributions of capital from unconsolidated joint ventures		315	646	16,151		17,112
Intercompany investing activities		(313,174)			313,174	-
Net cash provided by (used in) investing activities	-	(309,850)	34	(886)	313,174	2,472
Cash flows from financing activities:
Net proceeds from mortgages and notes			27,881	11,502		39,383
Net proceeds from model sale leaseback financing programs			17,117	5,867		22,984
Net payments from land bank financing programs			(6,198)	(1,147)		(7,345)
Proceeds from senior notes		250,000				250,000
Payments related to senior notes and senior amortizing notes		(65,053)				(65,053)
Borrowings from revolving credit facility		47,000				47,000
Net proceeds related to mortgage warehouse lines of credit				31,956		31,956
Deferred financing costs from land bank financing programs and note issuances		(5,096)	(2,732)	(1,187)		(9,015)
Intercompany financing activities	(106,164)		441,457	(22,119)	(313,174)	-
Net cash provided by (used in) financing activities	(106,164)	226,851	477,525	24,872	(313,174)	309,910
Net (decrease) increase in cash	-	39,810	(74)	(47,889)	-	(8,153)
Cash and cash equivalents balance, beginning of period	-	159,508	(4,726)	107,116	-	261,898
Cash and cash equivalents balance, end of period	$-	$199,318	$(4,800)	$59,227	$-	$253,745

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2017 and 2016 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Revenues	$721,686	$592,035	$585,935	$552,009
Expenses	703,964	591,872	586,877	554,482
Inventory impairment loss and land option write-offs	8,479	4,197	1,953	3,184
(Loss) gain on extinguishment of debt	-	(42,258)	(242)	7,646
Income (loss) from unconsolidated joint ventures	3,062	(3,881)	(4,562)	(1,666)
Income (loss) before income taxes	12,305	(50,173)	(7,699)	323
State and federal income tax provision (benefit)	464	287,036	(1,017)	466
Net income (loss)	$11,841	$(337,209)	$(6,682)	$(143)
Per share data:
Basic:
Income (loss) per common share	$0.08	$(2.28)	$(0.05)	$(0.00)
Weighted-average number of common shares outstanding	147,905	147,748	147,558	147,535
Assuming dilution:
Income (loss) per common share	$0.08	$(2.28)	$(0.05)	$(0.00)
Weighted-average number of common shares outstanding	160,548	147,748	147,558	147,535

	Three Months Ended
(In thousands, except per share data)	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Revenues	$805,069	$716,850	$654,723	$575,605
Expenses	760,171	711,791	661,312	575,638
Inventory impairment loss and land option write-offs	10,438	1,565	9,669	11,681
Loss on extinguishment of debt	3,200	-	-	-
Income (loss) from unconsolidated joint ventures	881	(2,401)	(1,346)	(1,480)
Income (loss) before income taxes	32,141	1,093	(17,604)	(13,194)
State and federal income tax provision (benefit)	9,852	1,567	(9,143)	2,979
Net income (loss)	$22,289	$(474)	$(8,461)	$(16,173)
Per share data:
Basic:
Income (loss) per common share	$0.14	$(0.00)	$(0.06)	$(0.11)
Weighted-average number of common shares outstanding	147,521	147,412	147,334	147,139
Assuming dilution:
Income (loss) per common share	$0.14	$(0.00)	$(0.06)	$(0.11)
Weighted-average number of common shares outstanding	160,590	147,412	147,334	147,139

24. Subsequent events

On November 1, 2017, we sold our corporate headquarters building and land in Red Bank, New Jersey, which had a net book value of $34.7 million for $42.5 million. We used a portion of the proceeds to pay off our nonrecourse loans on the building of $13.0 million.

On December 1, 2017 we made our final installment payment of $56.1 million on our senior exchangeable note units, as described in Note 9.

On December 14, 2017, the Company settled a lawsuit with the condominium association of the Grandview II at Riverwalk Port Imperial condominium building, for which the company had fully reserved the settlement amount as of October 31, 2017. Also, on December 18, 2017, the parties finalized a settlement agreement to resolve the litigation of a class action lawsuit filed against the Company’s Board. See Note 18 for further information on these settlements.