Form 10-Q
period 2018-01-31
HOVNANIAN ENTERPRISES INC
filed 2018-03-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2018

OR

[    ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)

22-1851059 (I.R.S. Employer Identification No.)

90 Matawan Road, 5th Floor, Matawan, NJ 07747 (Address of Principal Executive Offices)

732-747-7800 (Registrant’s Telephone Number, Including Area Code)

110 West Front Street, P.O. Box 500, Red Bank, NJ  07701 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]  Accelerated Filer  [ X ]

Non-Accelerated Filer  [   ]  (Do not check if smaller reporting company)   Smaller Reporting Company [   ]     Emerging Growth Company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 132,643,015 shares of Class A Common Stock and 15,470,480 shares of Class B Common Stock were outstanding as of March 2, 2018.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2018	October 31, 2017
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$278,158	$463,697
Restricted cash and cash equivalents	3,213	2,077
Inventories:
Sold and unsold homes and lots under development	807,714	744,119
Land and land options held for future development or sale	151,925	140,924
Consolidated inventory not owned	93,875	124,784
Total inventories	1,053,514	1,009,827
Investments in and advances to unconsolidated joint ventures	92,262	115,090
Receivables, deposits and notes, net	53,816	58,149
Property, plant and equipment, net	19,505	52,919
Prepaid expenses and other assets	43,544	37,026
Total homebuilding	1,544,012	1,738,785

Financial services cash and cash equivalents	4,130	5,623
Financial services other assets	97,795	156,490
Total assets	$1,645,937	$1,900,898

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$64,450	$64,512
Accounts payable and other liabilities	289,099	335,057
Customers’ deposits	34,389	33,772
Nonrecourse mortgages secured by operating properties	-	13,012
Liabilities from inventory not owned, net of debt issuance costs	68,040	91,101
Revolving credit facility	52,000	52,000
Notes payable and term loan (net of discount and debt issuance costs) and accrued interest	1,545,324	1,627,674
Total homebuilding	2,053,302	2,217,128

Financial services	81,638	141,914
Income taxes payable	2,186	2,227
Total liabilities	2,137,126	2,361,269

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2018 and at October 31, 2017	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 144,403,778 shares at January 31, 2018 and 144,046,073 shares at October 31, 2017	1,444	1,440
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 16,162,230 shares at January 31, 2018 and 15,999,355 shares at October 31, 2017	162	160
Paid in capital – common stock	706,451	706,466
Accumulated deficit	(1,219,185)	(1,188,376)
Treasury stock – at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at January 31, 2018 and October 31, 2017	(115,360)	(115,360)
Total stockholders’ equity deficit	(491,189)	(460,371)
Total liabilities and equity	$1,645,937	$1,900,898

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2018	2017
Revenues:
Homebuilding:
Sale of homes	$401,577	$531,415
Land sales and other revenues	4,701	7,745
Total homebuilding	406,278	539,160
Financial services	10,888	12,849
Total revenues	417,166	552,009

Expenses:
Homebuilding:
Cost of sales, excluding interest	329,527	445,027
Cost of sales interest	12,292	18,322
Inventory impairment loss and land option write-offs	414	3,184
Total cost of sales	342,233	466,533
Selling, general and administrative	43,231	44,408
Total homebuilding expenses	385,464	510,941

Financial services	8,341	6,855
Corporate general and administrative	19,135	15,656
Other interest	29,131	22,627
Other operations	390	1,587
Total expenses	442,461	557,666
Gain on extinguishment of debt	-	7,646
(Loss) from unconsolidated joint ventures	(5,176)	(1,666)
(Loss) income before income taxes	(30,471)	323
State and federal income tax provision (benefit):
State	338	(18)
Federal	-	484
Total income taxes	338	466
Net (loss)	$(30,809)	$(143)

Per share data:
Basic:
Net (loss) per common share	$(0.21)	$(0.00)
Weighted-average number of common shares outstanding	148,028	147,535
Assuming dilution:
Net (loss) per common share	$(0.21)	$(0.00)
Weighted-average number of common shares outstanding	148,028	147,535

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2017	132,285,310	$1,440	15,307,607	$160	5,600	$135,299	$706,466	$(1,188,376)	$(115,360)	$(460,371)

Stock options, amortization and issuances	24,000						210			210

Restricted stock amortization, issuances and forfeitures	332,264	4	164,316	2			(225)			(219)

Conversion of Class B to Class A common stock	1,441		(1,441)							-
Net (loss)								(30,809)		(30,809)

Balance, January 31, 2018	132,643,015	$1,444	15,470,482	$162	5,600	$135,299	$706,451	$(1,219,185)	$(115,360)	$(491,189)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(30,809)	$(143)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	790	1,013
Compensation from stock options and awards	1,039	452
Amortization of bond discounts and deferred financing costs	2,337	4,129
Gain on sale and retirement of property and assets	(3,628)	(56)
Loss from unconsolidated joint ventures	5,176	1,666
Distributions of earnings from unconsolidated joint ventures	-	185
Gain on extinguishment of debt	-	(7,646)
Inventory impairment and land option write-offs	414	3,184
Deferred income tax provision	-	20
(Increase) decrease in assets:
Origination of mortgage loans	(198,878)	(229,537)
Sale of mortgage loans	251,055	312,027
Restricted cash, receivables, prepaids, deposits and other assets	3,011	4,833
Inventories	(31,063)	(13,526)
(Decrease) increase in liabilities:
State income tax payable	(41)	291
Customers’ deposits	617	(1,476)
Accounts payable, accrued interest and other accrued liabilities	(82,544)	(49,500)
Net cash (used in) provided by operating activities	(82,524)	25,916
Cash flows from investing activities:
Proceeds from sale of property and assets	38,170	60
Purchase of property, equipment and other fixed assets and acquisitions	(1,916)	(560)
Decrease (increase) in restricted cash related to mortgage company	174	(2,324)
Decrease (increase) in restricted cash related to letters of credit	9	(1)
Investments in and advances to unconsolidated joint ventures	(2,032)	(14,639)
Distributions of capital from unconsolidated joint ventures	6,646	1,939
Net cash provided by (used in) investing activities	41,051	(15,525)
Cash flows from financing activities:
Proceeds from mortgages and notes	33,802	54,396
Payments related to mortgages and notes	(46,596)	(63,307)
Proceeds from model sale leaseback financing programs	746	747
Payments related to model sale leaseback financing programs	(16,934)	(4,268)
Proceeds from land bank financing programs	2,204	4,788
Payments related to land bank financing programs	(9,449)	(27,650)
Payments for senior notes and senior amortizing notes	(56,002)	(33,086)
Net payments related to mortgage warehouse lines of credit	(51,487)	(86,058)
Deferred financing costs from land bank financing program and note issuances	(1,843)	(938)
Net cash used in financing activities	(145,559)	(155,376)
Net decrease in cash and cash equivalents	(187,032)	(144,985)
Cash and cash equivalents balance, beginning of period	469,320	346,765
Cash and cash equivalents balance, end of period	$282,288	$201,780

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended January 31,
	2018	2017
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$56,482	$24,019
Income taxes	$379	$154

See notes to condensed consolidated financial statements (unaudited).

Supplemental disclosure of noncash investing activities:

In the first quarter of fiscal 2018, we acquired the remaining assets of one of our joint ventures, resulting in a $13.6 million reduction in our investment in the joint venture and a corresponding increase to inventory.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $1.0 million and $0.5 million for the three months ended January 31, 2018 and 2017, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.2 million and $0.1 million for the three months ended January 31, 2018 and 2017, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2018	2017
Interest capitalized at beginning of period	$71,051	$96,688
Plus interest incurred(1)	41,165	38,699
Less cost of sales interest expensed	12,292	18,322
Less other interest expensed(2)(3)	29,131	22,627
Interest capitalized at end of period(4)	$70,793	$94,438

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $19.6 million and $13.3 million for the three months ended January 31, 2018 and 2017, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $9.6 million and $9.3 million for the three months ended January 31, 2018 and 2017, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2018	2017
Other interest expensed	$29,131	$22,627
Interest paid by our mortgage and finance subsidiaries	601	629
Decrease in accrued interest	26,750	763
Cash paid for interest, net of capitalized interest	$56,482	$24,019

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2018, we did not record impairment losses, therefore, no discount rate was used for impairments. In the first quarter of fiscal 2017, our discount rate used for impairments recorded ranged from 18.3% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2018 and 2017, we evaluated inventories of all 387 and 390 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. During the three months ended January 31, 2018, we did not find any indicators of impairment and therefore did not perform any detailed impairment calculations.We performed detailed impairment calculations during the three months ended January 31, 2017 for six of those communities (i.e., those with a projected operating loss or other impairment indicators), with an aggregate carrying value of $13.8 million. Of those communities tested for impairment during the three months ended January 31, 2017, one community with an aggregate carrying value of $1.2 million, had undiscounted future cash flow that only exceeded the carrying amount by less than 20%. As a result of our impairment analysis, we recorded impairment losses for the three months ended January 31, 2017, which are included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.7 million for five communities, with a pre-impairment value of $12.6 million. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.4 million and $0.5 million for the three months ended January 31, 2018 and 2017, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2018 and 2017 were 627 and 1,061, respectively. The walk-aways were located in all segments except the Southeast in the first quarter of fiscal 2018 and located in all segments except the Southwest and West in the first quarter of 2017.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2018, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community. As of January 31, 2018 and October 31, 2017, the net book value associated with our 21 and 22 total mothballed communities was $35.6 million and $36.7 million, respectively, which was net of impairment charges recorded in prior periods of $206.5 million and $214.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2018 and October 31, 2017, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2018 and October 31, 2017, inventory of $39.4 million and $58.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $35.8 million and $51.8 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2018 and October 31, 2017, inventory of $54.5 million and $66.3 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $32.2 million and $39.3 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2018 and October 31, 2017, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2018, we had total cash deposits amounting to $56.3 million to purchase land and lots with a total purchase price of $1.0 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2018 and 2017, we received $1.0 million and $0.9 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2018 and 2017, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2018 and 2017 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2018 and $21 million for fiscal 2017. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,
(In thousands)	2018	2017

Balance, beginning of period	$127,702	$121,144
Additions – Selling, general and administrative	2,169	2,908
Additions – Cost of sales	5,745	3,487
Charges incurred during the period	(6,302)	(9,526)
Changes to pre-existing reserves	-	-
Balance, end of period	$129,314	$118,013

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the three months ended January 31, 2018 and 2017 for prior year deliveries.

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

 We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation, a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue and a February 2018 rule delaying the effective date of the June 2015 rule until February 2020 (which is being challenged in federal court by a number of states). It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company has responded to its information requests.

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

The parties reached a settlement on the construction defect issues prior to trial, but attempts to settle the subsidence, building classification issue and Consumer Fraud Act claims were unsuccessful. The trial commenced on April 17, 2017 in Hudson County, New Jersey. In the third week of the trial, all of the Hovnanian defendants resolved the geotechnical claims for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury. On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a to-be-determined portion of Grandview Plaintiff’s counsel fees, per the statute. The jury also found in favor of Grandview Plaintiff on its veil piercing theory. Certain Hovnanian-affiliated defendants filed post-trial motions on three issues: (1) a motion for a judgment notwithstanding the verdict or a new trial; (2) a motion addressing whether any of the Hovnanian-affiliated entities could be jointly liable under a veil piercing theory for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC; and (3) a motion for contractual indemnification against the project architect. On October 27, 2017, the Court addressed a number of post-trial motions. The Court denied the motion for a judgment notwithstanding the verdict or a new trial, and held that Hovnanian Enterprises, Inc. and its affiliate, K. Hovnanian Developments of New Jersey, Inc., are jointly liable for the damages awarded against K. Hovnanian at Port Imperial Urban Renewal II, LLC. On November 18, 2017, the Court awarded approximately $1.8 million in attorney fees and costs to Grandview Plaintiff out of the approximately $4.8 million it had sought. Certain Hovnanian-affiliated defendants filed a motion for reconsideration of the Court’s decision on attorney fees and costs. In an order dated December 15, 2017, the Court granted the motion for reconsideration and reduced its award of attorney fees and costs to approximately $1.4 million. Final judgement in the amount of approximately $10.4 million was entered on January 12, 2018.

On January 24, 2018, the relevant Hovnanian-affiliated defendants filed a notice of appeal of all aspects of the verdict against them and a motion seeking a stay of execution of the judgement pending appeal. On February 16, 2018, the Court entered an order staying execution of the judgement provided that the Hovnanian-affiliated defendants post a supersedeas bond in the amount of approximately $11.1 million. On February 23, 2018, the Hovnanian-affiliated defendants timely submitted the bond for the Court's approval. With respect to this case, depending on the outcome of all appeals, the range of loss is between $0 and $11.1 million, inclusive of attorney fees and costs. Management believes that a loss is probable and reasonably estimable and that the Company has reserved for its estimated probable loss amount in its construction defect reserves. However, our assessment of the probable loss may differ from the ultimate resolution of this matter.

In 2014, the condominium association of the Grandview II at Riverwalk Port Imperial condominium building (the “Grandview II Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Hudson County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the building along with a claim for piercing the corporate veil as to certain defendants. The operative complaint (“Complaint”) brought claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Port Imperial Urban Renewal III, LLC, PI Investments I, LLC, K. Hovnanian Investments, LLC, K. Hovnanian Homes (not a legal entity but named as a defendant), K. Hovnanian Shore Acquisitions, LLC, K. Hovnanian Construction Management, Inc., K. Hovnanian Companies, LLC, K. Hovnanian Northeast, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian Construction III, Inc. and K. Hovnanian Cooperative, Inc. The Complaint also brought claims against various other design professionals and contractors. Grandview II Plaintiff asserted damages of approximately $69 million to $79 million, which amount was potentially subject to treble damages. On December 7, 2017, the Court issued orders adjudicating various parties’ motions for summary judgment. The Court issued an order that granted Grandview II Plaintiff’s motion for partial summary judgment on the claim seeking to pierce the corporate veil of K. Hovnanian at Port Imperial Urban Renewal III, LLC and ordered that Hovnanian Enterprises, Inc. shall be jointly and severally liable for any damages awarded against K. Hovnanian at Port Imperial Urban Renewal III, LLC, including any treble damages and attorney fees and costs. The Court also issued an order dismissing Grandview II Plaintiff’s claims for negligence and breach of implied warranties against certain Hovnanian-affiliated defendants. As of December 14, 2017, the Hovnanian-affiliated defendants reached a settlement with Grandview II Plaintiff that resolved all claims in the case involving the Hovnanian-affiliated defendants. As of October 31, 2017, the Company had fully reserved for this settlement amount. On December 15, 2017, the Court issued an order dismissing the action.

On December 21, 2016, the members of the Company’s Board were named as defendants in a derivative and class action lawsuit filed in the Delaware Court of Chancery by Plaintiff Joseph Hong (“Plaintiff Hong”). Plaintiff Hong had previously made a demand for inspection of the books and records of the Company pursuant to Delaware law. The Company had provided certain company documents in response to Plaintiff Hong’s demand. The complaint relates to the Board of Directors’ decisions to grant Ara K. Hovnanian equity awards in the form of Class B Common Stock, alleging that the defendants breached their fiduciary duties to the Company and its stockholders; that the equity awards granted in Class B Common Stock amounted to corporate waste; and that Ara. K Hovnanian was unjustly enriched by equity awards granted to him in Class B Common Stock. The complaint seeks a declaration that the equity awards granted to Ara K. Hovnanian in Class B Common Stock between June 13, 2014 and June 10, 2016 were ultra vires, invalidation or rescission of those awards, injunctive relief, and unspecified damages.

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

On January 11, 2018, Solus Alternative Asset Management LP (“Solus”) filed a complaint in the United States District Court for the Southern District of New York against GSO Capital Partners L.P., Hovnanian Enterprises, Inc. (“Hovnanian”), K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), K. Hovnanian at Sunrise Trail III, LLC, Ara K. Hovnanian and J. Larry Sorsby. The complaint related to K. Hovnanian’s offer to exchange up to $185.0 million aggregate principal amount of its 8.0% Senior Notes due 2019 for a combination of (i) cash, (ii) K. Hovnanian’s newly issued 13.5% Senior Notes due 2026 and (iii) K. Hovnanian’s newly issued 5.0% Senior Notes due 2040 and related transactions that were previously disclosed in Hovnanian’s Current Report on Form 8-K filed on December 28, 2017. The complaint alleged, among other things, inadequate disclosure in the exchange offer documents, improper and fraudulent structuring of the transactions to impact the credit default swap market, violations of Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, and tortious interference with prospective economic advantage. Solus sought, among other things, additional disclosures regarding the transactions, compensatory and punitive damages, and a preliminary and permanent injunction to stop the transactions from going forward. The court held a hearing on Solus’ motion for a preliminary injunction on January 25, 2018. On January 29, 2018, the court denied the motion, finding that Solus failed to show that it would be irreparably harmed in the absence of an injunction.

Solus filed an amended complaint on February 1, 2018, against the same defendants. Like the initial complaint, the amended complaint alleges improper and fraudulent structuring of the transactions to impact the credit default swap market, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and tortious interference with prospective economic advantage. Solus no longer asserts inadequate disclosure claims under Sections 10(b) and 14(e). In place of injunctive relief, Solus seeks a declaratory judgment that Sunrise Trail III, LLC has waived its entitlement to interest payments under the indenture governing the 8.0% Senior Notes due 2019 and that the exchange offer breached this indenture. The defendants moved to dismiss the amended complaint on March 2, 2018.

Hovnanian believes that the claims and allegations set forth in the Solus complaint are without merit and intends to defend against them vigorously. Hovnanian is actively seeking insurance coverage for the litigation costs related to the Solus claims.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2018 and October 31, 2017, $12.5 million and $13.3 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $3.2 million and $2.1 million as of January 31, 2018 and October 31, 2017, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 11. Also included in this balance were homebuilding customers’ deposits of $0.5 million and $0.4 million at January 31, 2018 and October 31, 2017, respectively, which are subject to restrictions on our use.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Condensed Consolidated Balance Sheets, totaled $15.9 million and $22.3 million as of January 31, 2018 and October 31, 2017, respectively. Included in this balance were (1) financial services customers’ deposits of $13.9 million at January 31, 2018 and $20.0 million as of October 31, 2017 which are subject to restrictions on our use, and (2) $2.0 million at January 31, 2018 and $2.3 million at October 31, 2017, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

Total Homebuilding Customers’ deposits are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

9.	Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“ K. Hovnanian Mortgage”) originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.”

At January 31, 2018 and October 31, 2017, $64.5 million and $119.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2018 and 2017, we had reserves specifically for 45 and 93 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us. In fiscal 2017, the adjustment to pre-existing provisions for losses from changes in estimates is primarily due to the settlement of a dispute for significantly less than the amount that had been previously reserved.

The activity in our loan origination reserves during the three months ended January 31, 2018 and 2017 was as follows:

	Three Months Ended January 31,
(In thousands)	2018	2017

Loan origination reserves, beginning of period	$3,158	$8,137
Provisions for losses during the period	30	34
Adjustments to pre-existing provisions for losses from changes in estimates	0	(3,094)
Loan origination reserves, end of period	$3,188	$5,077

10.	Mortgages

We have nonrecourse mortgage loans for certain communities totaling $64.5 million (net of debt issuance costs) at both January 31, 2018 and October 31, 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $172.7 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 5.3% at both January 31, 2018 and October 31, 2017 and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of our corporate headquarters building.

K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2018 to extend the maturity to January 31, 2019, is a short-term borrowing facility that provides up to $50.0 million through maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.58% at January 31, 2018, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of January 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $21.3 million and $41.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on February 16, 2018. The Customers Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 15, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.375% to 5.125% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $29.6 million and $40.7 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on December 22, 2017, that is a short-term borrowing facility that provides up to $50.0 million through December 20, 2018. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.375%. As of January 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $12.1 million and $32.4 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2018, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2018 and October 31, 2017, were as follows:

(In thousands)	January 31, 2018(1)(2)	October 31, 2017(1)(2)
Senior Secured Term Loan due 2019, net of debt issuance costs	$73,275	$72,987
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,403	$74,350
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,067	53,058
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	134,185	133,732
10.0% Senior Secured Notes due July 15, 2022	434,620	434,543
10.5% Senior Secured Notes due July 15, 2024	394,111	394,953
Total Senior Secured Notes, net of debt issuance costs	$1,090,386	$1,090,636
Senior Notes:
7.0% Senior Notes due January 15, 2019	$132,074	$131,957
8.0% Senior Notes due November 1, 2019	234,501	234,293
Total Senior Notes, net of debt issuance costs	$366,575	$366,250
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$-	$2,045
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$-	$53,919
Unsecured Revolving Credit Facility	$52,000	$52,000

(1) “Notes payable and term loan” on our Condensed Consolidated Balance Sheets as of January 31, 2018 and October 31, 2017 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes and senior secured term loan shown above, as well as accrued interest of $15.1 million and $41.8 million, respectively.

(2) Debt issuance costs at both January 31, 2018 and October 31, 2017 were $16.1 million.

General

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Existing Term Loan Facility (as defined below), the Unsecured Revolving Credit Facility (as defined below) and senior secured notes and senior notes outstanding at January 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% 2020 Notes (defined below) collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreement governing the Existing Term Loan Facility, the Unsecured Revolving Credit Facility and the indentures governing the notes outstanding at January 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Existing Term Loans (as defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated pursuant to the Supplemental Indenture (as defined below) to the indenture governing the 10.0% 2022 Notes and 10.5% 2024 Notes as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Existing Term Loans, the Unsecured Revolving Credit Facility and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof  (with respect to the 10.0% 2022 Notes). The credit agreements governing the Existing Term Loan Facility and the Unsecured Revolving Credit Facility and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Existing Term Loan Facility (the “Existing Term Loans") and loans made under the Unsecured Revolving Credit Facility (the Unsecured Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Existing Term Loans or Unsecured Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Existing Term Loans and the Unsecured Loans, material inaccuracy of representations and warranties and with respect to the Existing Term Loans, a change of control, and, with respect to the Existing Term Loans and senior secured notes, the failure of the documents granting security for the Existing Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Existing Term Loans and senior secured notes to be valid and perfected. As of January 31, 2018, we believe we were in compliance with the covenants of the Existing Term Loan Facility, the Unsecured Revolving Credit Facility and the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

Fiscal 2018

On December 1, 2017, our 6.0% Senior Exchangeable Note Units were paid in full, which units consisted of $53.9 million principal amount of our Senior Exchangeable Notes that matured and the final installment payment of $2.1 million on our 11.0% Senior Amortizing Notes.

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with GSO Capital Partners LP on its own behalf and on behalf of one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”), and had commenced a private offer to exchange with respect to the 8.0% Notes (the “Exchange Offer”).

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “New Term Loan Credit Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “New Term Loans”) for purposes of refinancing certain of K. Hovnanian’s 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “New Secured Credit Facility” and together with the New Term Loan Credit Facility, the “New Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities have committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans (the “New Secured Loans”) to fund the repayment of K. Hovnanian’s Existing Term Loans and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities have committed to purchase, and K. Hovnanian has agreed to issue and sell, on January 15, 2019 (or such later date within five business days as mutually agreed by the parties working in good faith), $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”) at a purchase price, for each $1,000 principal amount of Additional 10.5% 2024 Notes, that would imply a yield equal to (a) the volume weighted average yield to maturity (calculated based on the yield to maturity during the 30 calendar day period ending on one business day prior to January 15, 2019) for the 10.5% 2024 Notes, minus (b) 0.50%, upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Company, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “New Term Loan Administrative Agent”), and the GSO Entities entered into the New Term Loan Credit Facility. As discussed in Note 21, K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes. The New Term Loans bear interest at a rate equal to 5.0% per annum and interest will be payable in arrears, on the last business day of each fiscal quarter. The New Term Loans will mature on February 1, 2027, which is the ninth anniversary of the first closing date of the New Term Loan Credit Facility.

The New Term Loan Credit Facility contains representations and warranties, with the accuracy of certain specified representations and warranties being a condition to the funding of the New Term Loans on each date of funding, and affirmative and restrictive covenants that limit, among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The New Term Loan Credit Facility also contains customary events of default which would permit the New Term Loan Administrative Agent thereunder to declare New Term Loans made thereunder to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the New Term Loans, including any interest and fees due in connection therewith, or other material indebtedness, the failure to satisfy covenants, the material inaccuracy of representations or warranties made, cross acceleration of other material indebtedness, and specified events of bankruptcy and insolvency.

On January 29, 2018, K. Hovnanian, the Company, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Secured Administrative Agent”), and the GSO Entities entered into the New Secured Credit Facility. Availability under the New Secured Credit Facility will terminate on December 28, 2019 and any outstanding New Secured Loans on such date shall convert to secured term loans maturing on December 28, 2022. When available to be drawn, the New Secured Loans and the guarantees thereof will be secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes pursuant to an existing intercreditor agreement to which the collateral agent for the New Secured Credit Facility shall become a party.

 The Secured Loans will bear interest at a rate per annum equal to the lesser of (a) 10.0% per annum and (b) (i) the volume weighted average yield (calculated based on the yield to maturity during the 30 calendar day period ending on the business day before the closing date of the first borrowings under the New Secured Credit Facility (the “Applicable Period”)) of the 10.5% 2024 Notes, if available, or if such rate is not available for the 10.5% 2024 Notes, such rate in respect of K. Hovnanian’s secured debt securities having the largest traded volume during the Applicable Period (the “VWAY Rate”), minus (ii) 0.50%, and interest will be payable in arrears, on the last business day of each fiscal quarter. If adequate and reasonable means do not exist for ascertaining the VWAY Rate as set forth in the preceding sentence, it shall instead be the rate calculated using the average of three quotations for the 10.5% 2024 Notes provided by three brokers of recognized standing.

The New Secured Credit Facility contains representations and warranties, with the accuracy of certain specified representations and warranties being a condition to the funding of the New Secured Loans on each date of funding, and affirmative and restrictive covenants that limit, among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The New Secured Credit Facility also contains customary events of default which would permit the Secured Administrative Agent thereunder to exercise remedies with respect to the collateral securing the New Secured Loans and declare New Secured Loans to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the New Secured Loans, including any interest and fees due in connection therewith, or other material indebtedness, the failure to satisfy covenants, the material inaccuracy of representations or warranties made, cross acceleration to other material indebtedness, and specified events of bankruptcy and insolvency.

The terms and covenants of the New Secured Credit Facility are effective as of January 29, 2018, the date of execution of the New Secured Credit Facility. However, the obligations of the lenders thereunder to make New Secured Loans under the New Secured Credit Facility on the applicable borrowing dates are subject to the satisfaction of certain terms and conditions precedent set forth therein, including requiring K. Hovnanian to use the net cash proceeds therefrom to repay K. Hovnanian’s Existing Term Loan Facility.

As discussed in Note 21, on February 1, 2018, K. Hovnanian closed the Exchange Offer and issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. See Note 21 for a discussion of the New 2026 Notes and the New 2040. Also as further discussed in Note 21, as part of the Exchange Offer, on February 1, 2018, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”).

On January 16, 2018, K. Hovnanian, the Company, Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent, executed the Second Supplemental Indenture, dated as of January 16, 2018 (the “Supplemental Indenture”), to the indenture governing the 10.0% 2022 Notes and 10.5% 2024 Notes, dated as of July 27, 2017 (as supplemented, amended or otherwise modified), among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and the trustee and collateral agent thereto, giving effect to the proposed amendments to such indenture solely with respect to the 10.5% 2024 Notes, which were obtained in a consent solicitation of the holders of the 10.5% 2024 Notes, and which eliminated the restrictions on K. Hovnanian’s ability to purchase, repurchase, redeem, acquire or retire for value the 2019 Notes and refinancing or replacement indebtedness in respect thereof.

Secured Obligations

Our $75.0 million senior secured term loan facility (the “Existing Term Loan Facility”) has a maturity of August 1, 2019 and bears interest at a rate equal to LIBOR plus an applicable margin of 7.0% or, at K. Hovnanian’s option, a base rate plus an applicable margin of 6.0%, payable monthly. At any time from and after September 8, 2018, K. Hovnanian may voluntarily repay outstanding Existing Term Loans, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto are subject to customary breakage costs and voluntary prepayments made prior to February 1, 2019 are subject to a premium equal to 1.0% of the aggregate principal amount of the Existing Term Loans so prepaid (any prepayment of the Existing Term Loans made on or after February 1, 2019 are without any prepayment premium).

The 10.0% 2022 Notes have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.0% 2022 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2019 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.0% 2022 Notes at 105.0% of principal commencing July 15, 2019, at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of the 10.0% 2022 Notes prior to July 15, 2019 with the net cash proceeds from certain equity offerings at 110.0% of principal.

The 10.5% 2024 Notes have a maturity of July 15, 2024 and bear interest at a rate of 10.5% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. The 10.5% 2024 Notes are redeemable in whole or in part at our option at any time prior to July 15, 2020 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” K. Hovnanian may also redeem some or all of the 10.5% 2024 Notes at 105.25% of principal commencing July 15, 2020, at 102.625% of principal commencing July 15, 2021 and at 100.0% of principal commencing July 15, 2022. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of the 10.5% 2024 Notes prior to July 15, 2020 with the net cash proceeds from certain equity offerings at 110.50% of principal.

All of K. Hovnanian’s obligations under the Existing Term Loan Facility are guaranteed by the Notes Guarantors. The Existing Term Loan Facility and the guarantees thereof are secured, subject to permitted liens and other exceptions, on a first lien priority basis relative to the 10.0% 2022 Notes and the 10.5% 2024 Notes (and on a first lien super priority basis relative to future first lien indebtedness). At January 31, 2018, the aggregate book value of the real property that constituted collateral securing the Existing Term Loans was $454.8 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the Existing Term Loans was $198.1 million as of January 31, 2018, which included $1.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries. In addition, collateral securing the Existing Term Loans includes equity interest in K Hovnanian and the subsidiary Notes Guarantors.

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof will also be secured in accordance with the terms of the indenture and security documents governing such Notes by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes will be the same as that securing the Existing Term Loans). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Existing Term Loans and any other future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

Our 9.5% Senior Secured Notes (the “9.5% 2020 Notes”) have a maturity of November 15, 2020, and bear interest at a rate of 9.5% per annum, payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 9.5% 2020 Notes are redeemable in whole or in part at our option at any time prior to November 15, 2018 at 100% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after November 15, 2018, K. Hovnanian may also redeem some or all of the 9.5% 2020 Notes at a redemption price equal to 100% of their principal amount. In addition, we may also redeem up to 35% of the aggregate principal amount of the 9.5% 2020 Notes prior to November 15, 2018 with the net cash proceeds from certain equity offerings at 109.5% of principal.

The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and vote together as a single class. The 5.0% 2021 Notes bear interest at a rate of 5.0% per annum and mature on November 1, 2021 and the 2.0% 2021 Notes bear interest at a rate of 2.0% per annum and mature on November 1, 2021. Interest on the 2021 Notes is payable semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding such interest payment dates. The 2021 Notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”

The 9.5% 2020 Notes and the 2021 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of January 31, 2018, the collateral securing the guarantees included (1) $82.8 million of cash and cash equivalents, which included $1.0 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $140.3 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $65.4 million as of January 31, 2018; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, the Unsecured Revolving Credit Facility and the Existing Term Loan Facility, and thus have not guaranteed such indebtedness.

Senior Notes

As discussed in Note 21, on February 1, 2018, K. Hovnanian redeemed all of its outstanding $132.5 million aggregate principal amount of 7.0% Notes.

K. Hovnanian’s 8.0% Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to August 1, 2019 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after August 1, 2019, K. Hovnanian may also redeem some or all of the notes at a redemption price equal to 100.0% of their principal amount. As discussed in Note 21, on February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8% Notes validly tendered and not validly withdrawn in the Exchange Offer, (representing 72.14% of the aggregate principal amount of 8% Notes outstanding prior to the Exchange Offer), issued the New Notes and as part of the Exchange Offer, the Subsidiary Purchaser purchased for $26.5 million in cash the Purchased 8.0% Notes, in each case, in accordance with the terms and conditions described in the Exchange Offer Documents.

Unsecured Revolving Credit Facility

In June 2013, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Unsecured Revolving Credit Facility is available for both letters of credit and general corporate purposes. Outstanding borrowings under the Unsecured Revolving Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2018 there were $52.0 million of borrowings and $11.9 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of January 31, 2018, we believe we were in compliance with the covenants under the Unsecured Revolving Credit Facility.

In addition to the Unsecured Revolving Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $2.7 million and $1.7 million letters of credit outstanding at January 31, 2018 and October 31, 2017, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2018 and October 31, 2017, the amount of cash collateral in these segregated accounts was $2.7 million and $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

12.	Per Share Calculation

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, and, for the first quarter of fiscal 2017, common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

There were 3.4 million and 4.2 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended January 31, 2018 and January 31, 2017, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period. Also, for the three months ended January 31, 2018 and 2017, 3.3 million and 10.0 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because the Company had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 3.2 million and 4.8 million for the three months ended January 31, 2018 and 2017, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2018 and 2017, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (NOL) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2021 (or August 14, 2019 if the stockholders of the Company have not approved the amendment by such date), unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to initially adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2018. As of January 31, 2018, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax expense of $0.3 million recognized for the three months ended January 31, 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $0.5 million recognized for the three months ended January 31, 2017 was primarily related to the impact of permanent differences between book income and taxable income and the conversion of deductible charitable contributions to net operating losses, which increased the Company’s valuation allowances.

Our federal net operating losses of $1.6 billion expire between 2028 and 2037. Our state NOLs of $2.6 billion expire between 2018 and 2037. Of the total state amount, $247.1 million will expire between 2018 through 2022; $463.1 million will expire between 2023 through 2027; $1.5 billion will expire between 2028 through 2032; and $350.0 million will expire between 2033 through 2037.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the comprehensive U.S. tax reform package, among other things, lowered the corporate tax rate from 35% to 21%. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of the Act on the Company include one major category which is the remeasurement of deferred taxes. Our accounting for the U.S. federal corporate tax rate is complete. Consequently, we have recorded a decrease related to deferred tax assets and liabilities of $298.5 million and $12.2 million, respectively, with a corresponding net adjustment to the valuation allowance for the period ending January 31, 2018, therefore there was no income tax expense or benefit as a result of the tax law changes. We will continue to evaluate the impact of the tax reform as additional regulatory guidance is obtained. The ultimate impact of tax reform may differ from our interpretations and assumptions due to additional regulatory guidance that may be issued.

Deferred federal and state income tax assets (“DTAs”) primarily represent the deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our DTAs quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of January 31, 2018, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $661.1 million as of January 31, 2018, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year loss position as of July 31, 2017. We are still in a cumulative three-year loss position as of January 31, 2018. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, we completed a debt refinancing/restructuring transaction which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

The refinancing discussed in item 2 above will increase our interest incurred in fiscal 2018 and future years (based on our longer term modeling) by $23.4 million per year. (Negative Objective Evidence)

4.	Recent financial results of $30.5 million pre-tax loss in the first quarter of 2018. (Negative Objective Evidence)
5.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
6.

We exited two geographic markets in fiscal 2016, one in fiscal 2017, and are winding down operations in one other market that have historically had losses. By exiting these underperforming markets, the Company will be able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

7.

Evidence of a sustained recovery in the housing markets in which we operate, supported by economic data showing housing starts, homebuilding volume and prices all increasing and forecasted to continue to increase. (Positive Subjective Evidence)

8.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a faster, stronger recovery of the housing market. (Negative Subjective Evidence)

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

Corporate and unallocated primarily represents operations at our headquarters in New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments, as well as the gains or losses on extinguishment of debt from any debt repurchases or exchanges.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2018	2017

Revenues:
Northeast	$20,199	$58,575
Mid-Atlantic	71,297	100,226
Midwest	40,579	43,702
Southeast	56,668	56,584
Southwest	128,305	183,409
West	85,050	96,531
Total homebuilding	402,098	539,027
Financial services	10,888	12,849
Corporate and unallocated (1)	4,180	133
Total revenues	$417,166	$552,009

(Loss) income before income taxes:
Northeast	$(9,701)	$906
Mid-Atlantic	1,952	3,882
Midwest	(2,344)	712
Southeast	(1,661)	(294)
Southwest	5,511	11,923
West	8,067	(754)
Homebuilding income before income taxes	1,824	16,375
Financial services	2,547	5,994
Corporate and unallocated (1)	(34,842)	(22,046)
(Loss) income before income taxes	$(30,471)	$323

 (1)  Corporate and unallocated for the three months ended January 31, 2018 included corporate general and administrative costs of $19.1 million, interest expense of $19.6 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(3.9) million of other income and expenses primarily related to interest income, gain on the sale of our corporate headquarters building and stock compensation. Corporate and unallocated for the three months ended January 31, 2017 included corporate general and administrative costs of $15.7 million, interest expense of $13.3 million (a component of Other interest on our Condensed Consolidated Statements of Operations), gain on extinguishment of debt of $(7.6) million and $0.6 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation.

(In thousands)	January 31, 2018	October 31, 2017

Assets:
Northeast	$168,967	$180,545
Mid-Atlantic	222,284	224,398
Midwest	86,909	84,960
Southeast	234,358	231,644
Southwest	325,296	294,337
West	171,372	175,347
Total homebuilding	1,209,186	1,191,231
Financial services	101,925	162,113
Corporate and unallocated	334,826	547,554
Total assets	$1,645,937	$1,900,898

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

During the first quarter of fiscal 2017, we transferred one community we owned and our option to buy three communities to an existing joint venture, resulting in the receipt of $11.2 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	January 31, 2018
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$36,994	$823	$37,817
Inventories	652,030	8,370	660,400
Other assets	34,438	-	34,438
Total assets	$723,462	$9,193	$732,655

Liabilities and equity:
Accounts payable and accrued liabilities	$106,971	$298	$107,269
Notes payable	364,886	-	364,886
Total liabilities	471,857	298	472,155
Equity of:
Hovnanian Enterprises, Inc.	78,613	3,805	82,418
Others	172,992	5,090	178,082
Total equity	251,605	8,895	260,500
Total liabilities and equity	$723,462	$9,193	$732,655
Debt to capitalization ratio	59%	0%	58%

(Dollars in thousands)	October 31, 2017
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$60,580	$194	$60,774
Inventories	666,017	9,162	675,179
Other assets	36,026	-	36,026
Total assets	$762,623	$9,356	$771,979

Liabilities and equity:
Accounts payable and accrued liabilities	$121,646	$429	$122,075
Notes payable	330,642	-	330,642
Total liabilities	452,288	429	452,717
Equity of:
Hovnanian Enterprises, Inc.	88,884	3,746	92,630
Others	221,451	5,181	226,632
Total equity	310,335	8,927	319,262
Total liabilities and equity	$762,623	$9,356	$771,979
Debt to capitalization ratio	52%	0%	51%

As of January 31, 2018 and October 31, 2017, we had advances and a note receivable outstanding of $23.1 million and $22.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $92.3 million and $115.1 million at January 31, 2018 and October 31, 2017, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the three months ended January 31, 2018, we did not write-down any of our joint venture investments; however, one of our joint ventures in the Northeast recorded an asset impairment. We recorded our proportionate share of this impairment charge of $0.7 million as part of our share of the net loss of the venture.

	For the Three Months Ended January 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$58,565	$1,275	$59,840
Cost of sales and expenses	(72,136)	(1,158)	(73,294)
Joint venture net (loss) income	$(13,571)	$117	$(13,454)
Our share of net (loss) income	$(5,199)	$59	$(5,140)

	For the Three Months Ended January 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$64,937	$1,202	$66,139
Cost of sales and expenses	(67,226)	(982)	(68,208)
Joint venture net (loss) income	$(2,289)	$220	$(2,069)
Our share of net (loss) income	$(1,681)	$110	$(1,571)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $1.9 million and $2.2 million for the three months ended January 31, 2018 and 2017, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statement of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 58%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14 on this same topic, which defers for one year the effective date of ASU 2014-09, therefore making the guidance effective for the Company beginning November 1, 2018. Additionally, the FASB also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements, and have been involved in industry-specific discussions with the FASB on the treatment of certain items. However, due to the nature of our operations, we expect to identify similar performance obligations in our contracts under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our recognition of revenues to remain generally the same. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change upon its adoption.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is a primary beneficiary of that VIE. ASU 2016-17 was effective for the Company’s fiscal year beginning November 1, 2017 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2018	Fair Value at October 31, 2017

Mortgage loans held for sale (1)	Level 2	$80,228	$132,424
Interest rate lock commitments	Level 2	(248)	(14)
Forward contracts	Level 2	268	15
Total		$80,248	$132,425

(1)  The aggregate unpaid principal balance was $78.0 million and $128.4 million at January 31, 2018 and October 31, 2017, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $537.7 million at January 31, 2018. Loans in process for which interest rates were committed to the borrowers totaled $56.2 million as of January 31, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2018, the segment had open commitments amounting to $19.5 million to sell MBS with varying settlement dates through February 21, 2018.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s income. The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,434	$(248)	$268

	Three Months Ended January 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(3,024)	$70	$31

The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2018. The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2017. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended January 31, 2017
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$6,302	$(2,587)	$3,715

Land and land options held for future development or sale	Level 3	$6,326	$(81)	$6,245

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We did not record any inventory impairments for the three months ended January 31, 2018. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory of $2.7 million for the three months ended January 31, 2017. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes outstanding at October 31, 2017) is estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes outstanding at October 31, 2017 was estimated at $396.6 million and $383.7 million as of January 31, 2018 and October 31, 2017, respectively.

The fair value of each of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes outstanding at October 31, 2017 is estimated based on third party broker quotes, a Level 3 measurement. The fair value of the senior secured notes (all series in the aggregate) were estimated at $1.2 billion as of January 31, 2018. As of October 31, 2017, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $1.2 billion, $2.1 million and $54.2 million, respectively.

20.	Transactions with Related Parties

During the three months ended January 31, 2018 and 2017, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.1 million and $0.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

21.	Subsequent events

On February 1, 2018, K. Hovnanian closed certain of the previously announced financing transactions (see Note 11) as follows: (i) K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the New Term Loan Credit Agreement, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled);  and (ii) K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer, and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of New 2026 Notes and $90.1 million aggregate principal amount of New 2040 Notes under the New Indenture (as defined below), and as part of the Exchange Offer, the Subsidiary Purchaser purchased for $26.5 million in cash the Purchased 8.0% Notes.

K. Hovnanian issued the New 2026 Notes and the New 2040 Notes under an indenture (the “New Indenture”) dated as of February 1, 2018 among K. Hovnanian, the Company, the other guarantors party thereto and Wilmington Trust, National Association, as trustee.

The New Notes are issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2018, to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date.

The New Indenture contains restrictive covenants that limit, among other things, and in each case subject to certain exceptions, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The New Indenture also contains customary events of default which would permit the holders of the applicable series of New Notes to declare those New Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the applicable series of New Notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.

The New Indenture also contains limitations on actions with respect to the Purchased 8.0% Notes, including that, (A) K. Hovnanian and the guarantors of the New Notes shall not, (i) prior to June 6, 2018, redeem, cancel or otherwise retire, purchase or acquire any Purchased 8.0% Notes or (ii) make any interest payments on the Purchased 8.0% Notes prior to their stated maturity, and (B) K. Hovnanian and the guarantors of the New Notes shall not, and shall not permit any of their subsidiaries to, (i) sell, transfer, convey, lease or otherwise dispose of any Purchased 8.0% Notes other than to any subsidiary of Hovnanian that is not K. Hovnanian or a guarantor of the New Notes or (ii) amend, supplement or otherwise modify the Purchased 8% Notes or the indenture under which they were issued with respect to the Purchased 8% Notes, subject to certain exceptions. In addition, the New Indenture provides that notwithstanding the above, at all times on or after June 6, 2018 and prior to the stated maturity of the Purchased 8% Notes, the Subsidiary Purchaser shall continue to own and hold at least the minimum denomination thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As we have discussed for the past several quarters, our inability to buy land in fiscal 2016 and 2017, as a result of paying off $320 million of debt maturities from October 2015 through May 2016 has led to a reduction in community count and revenues, which impacts our overall profitability. However, for the first time since the first quarter of 2016, we increased the number of total lots we controlled during the first quarter of fiscal 2018 sequentially from the fourth quarter of fiscal 2017 and year over year from the first quarter of fiscal 2017. Continued growth in lots controlled should ultimately lead to community count growth. Recent refinancing transactions (discussed further below) provide much needed stability to our capital structure. Although the Company continues to transition from reducing our land position in order to pay off debt to growing through land acquisition and investment, we expect to see improved results over the remainder of fiscal 2018.

Our cash position during the first quarter of fiscal 2018 allowed us to spend $158.8 million on land purchases and land development during the period and still have $278.2 million of homebuilding cash and cash equivalents as of January 31, 2018. This cash and our recent refinancing transactions, by extending our debt maturities, will enable us to allocate additional cash to further grow our business. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The factors discussed above for fiscal 2016 and 2017 led to a 10.8% decline in our community count over last year’s first quarter and as a result, during the first quarter of fiscal 2018, we experienced mixed operating results compared to the prior year. Net contracts per average active selling community decreased slightly to 7.3 for the three months ended January 31, 2018 compared to 7.5 in the same period in the prior year. Active selling communities decreased from 157 at January 31, 2017 to 140 at January 31, 2018, and net contracts decreased 12.4% for the three months ended January 31, 2018, compared to the same period of the prior year. For the three months ended January 31, 2018, sale of homes revenues decreased 24.4% as compared to the same period of the prior year, as a result of a 20.5% decrease in deliveries, along with our decreased community count. Gross margin percentage increased from 13.5% for the three months ended January 31, 2017 to 14.8% for the three months ended January 31, 2018. Gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 17.2% for the three months ended January 31, 2017 to 17.9% for the three months ended January 31, 2018. The improvements in both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, are primarily the result of the mix of communities delivering. The improvement in gross margin percentage is also due to decreased land charges compared to the same period of the prior year. Selling, general and administrative costs (including corporate general and administrative expenses) increased $2.3 million for the three months ended January 31, 2018 as compared to the prior year. As a percentage of total revenue, such costs increased from 10.9% for the three months ended January 31, 2017 to 14.9% for the three months ended January 31, 2018. The increase is primarily due to legal (including litigation) fees incurred related to our recent financing transactions. We are actively seeking insurance coverage for the litigation costs. Also contributing to the increase were higher stock compensation costs and rent expense related to the sale and leaseback of our corporate headquarters building that was sold on November 1, 2017.

When comparing sequentially from the fourth quarter of fiscal 2017 to the first quarter of fiscal 2018, our gross margin percentage increased from 13.7% to 14.8%, however, our gross margin percentage, before cost of sales interest expense and land charges, decreased from 18.2% to 17.9%. Gross margin percentage increased primarily as a result of decreased land charges. Gross margin percentage, before cost of sales interest expense and land charges, decreased primarily due to delivery volume. Cost of sales include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues decreased from the fourth quarter of fiscal 2017 to the first quarter of fiscal 2018, consistent with our normal seasonality trends, gross margin decreased. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues increased from 10.1% (8.4% excluding the fourth quarter fiscal 2017 adjustment to our construction defect reserves) to 14.9%, as compared to the fourth quarter of fiscal 2017. Selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. The increase is primarily due to legal (including litigation) fees incurred with our recent financing transactions, and higher stock compensation costs. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 2,004 homes in backlog with a dollar value of $814.4 million at January 31, 2018 (a decrease of 20.2% in dollar value compared to the same period in the prior year). As discussed above, we have invested $158.8 million in land purchases and land development during first quarter of fiscal 2018, which along with continued land acquisitions, is expected to lead to future community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five years (in a market such as New Jersey). Although our community count increased sequentially in the first quarter of fiscal 2018 from the fourth quarter of fiscal 2017, we do not anticipate sustaining this level of community count growth over the next several quarters. We previously believed sustainable community count growth would begin in the second half of fiscal 2018, however given the mix of land that we currently control and the land investment we currently anticipate, we now believe it will occur in the early part of fiscal 2019. Once our community count grows, absent adverse market factors, we expect delivery and revenue growth will follow.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2017, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; post-development completion, warranty and insurance reserves; and deferred income taxes. Since October 31, 2017, there have been no significant changes to those critical accounting policies.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at January 31, 2018 decreased $185.5 million from October 31, 2017. In addition to using $56.0 million to pay down debt during the period, we spent $158.8 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $82.5 million of cash from operations. During the first quarter of fiscal 2018, cash provided by investing activities was $41.1 million, primarily related to the sale of our corporate headquarters building, along with distributions from a joint venture. Cash used in financing activities was $145.6 million during the first quarter of fiscal 2018 which included payments for debt maturities, $13.0 million to pay-off nonrecourse mortgage loans on our corporate headquarters, $23.4 million for land banking and model sale leaseback programs and a $51.5 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2018 and 2017 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash taken together with the refinancing transactions discussed below will be sufficient through fiscal 2018 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease (which happened in the first quarter of 2017), causing us to generate positive cash flow from operations. In fiscal 2018, we used cash from operations due to increased spending on land purchases and land development compared to the past several quarters. As we continue to increase spending on land purchases and land development, cash flow from operations will decrease. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

As of January 31, 2018, we had a $75.0 million outstanding senior secured term loan facility (the “Existing Term Loan Facility”) ($73.3 million net of debt issuance costs), and $1,110.0 million of outstanding senior secured notes ($1,090.4 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $400.0 million 10.5% Senior Secured Notes due 2024. As of January 31, 2018, we also had $368.5 million of outstanding senior notes ($366.6 million net of debt issuance costs), comprised of $132.5 million 7.0% Senior Notes due 2019 and $236.0 million 8.0% Senior Notes due 2019. In addition, as of January 31, 2018, there were $52.0 million of borrowings and $11.9 million of letters of credit outstanding under our unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”).

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Existing Term Loan Facility, the Unsecured Revolving Credit Facility, senior secured notes and senior notes outstanding at January 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% Senior Secured Notes due 2010 (the “9.5% 2020 Notes”, collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreement governing the Existing Term Loan Facility, the Unsecured Revolving Credit Facility and the indentures governing the notes outstanding at January 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Existing Term Loans (as defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) may not be scheduled to mature earlier than July 16, 2024, pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the Existing Term Loans, the Unsecured Revolving Credit Facility and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The credit agreements governing the Existing Term Loan Facility and the Unsecured Revolving Credit Facility and the indentures also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Existing Term Loan Facility (the “Existing Term Loans”) and loans made under the Unsecured Revolving Credit Facility (the “Unsecured Loans”) /notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Existing Term Loans or Unsecured Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Existing Term Loans and the Unsecured Loans, material inaccuracy of representations and warranties and with respect to the Existing Term Loans, a change of control, and, with respect to the Existing Term Loans and senior secured notes, the failure of the documents granting security for the Existing Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Existing Term Loans and senior secured notes to be valid and perfected. As of January 31, 2018, we believe we were in compliance with the covenants of the Existing Term Loan Facility, the Unsecured Revolving Credit Facility and the indentures governing our outstanding notes.

If our consolidated fixed charge coverage ratio, as defined in the agreements governing our debt instruments, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our debt instruments or otherwise affect compliance with any of the covenants contained in our debt instruments.

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

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into the five-year, $75.0 million Unsecured Revolving Credit Facility with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Unsecured Revolving Credit Facility is available for both letters of credit and general corporate purposes.  Outstanding borrowings under the Unsecured Revolving Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of January 31, 2018 there were $52.0 million of borrowings and $11.9 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of January 31, 2018, we believe we were in compliance with the covenants under the Unsecured Revolving Credit Facility.

In addition to the Unsecured Revolving Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $2.7 million and $1.7 million letters of credit outstanding at January 31, 2018 and October 31, 2017, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2018 and October 31, 2017, the amount of cash collateral in these segregated accounts was $2.7 million and $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 11 and Note 21 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Existing Term Loan Facility, the Unsecured Revolving Credit Facility and K. Hovnanian’s senior secured notes and senior notes and the recently completed financing transactions, including the new credit facilities and notes issuances.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $64.5 million (net of debt issuance costs) at both January 31, 2018 and October 31, 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $172.7 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 5.3% at both January 31, 2018 and October 31, 2017 and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of our corporate headquarters building.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2018 and October 31, 2017, we had an aggregate of $63.0 million and $114.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $74.6 million during the three months ended January 31, 2018 from October 31, 2017. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $0.5 million, in the Mid-Atlantic by $15.6 million, in the Midwest by $4.6 million, in the Southeast by $7.1 million, in the Southwest by $40.9 million and in the West by $5.9 million. The increases were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the three months ended January 31, 2018, we had no impairments. We wrote-off costs in the amount of $0.4 million during the three months ended January 31, 2018 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2018 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned decreased $30.9 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2017 to January 31, 2018 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2018, inventory of $54.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $32.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2018, inventory of $39.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $35.8 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheet. As of January 31, 2018, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2018, we had mothballed land in 21 communities. The book value associated with these communities at January 31, 2018 was $35.6 million, which was net of impairment charges recorded in prior periods of $206.5 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2018, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $18.5 million and $23.6 million, respectively, of our total inventories at January 31, 2018 and October 31, 2017, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at January 31, 2018 compared to October 31, 2017 is attributable to signing new land option agreements and acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2018:

Northeast	4	295	4,325	4,620
Mid-Atlantic	25	1,696	2,567	4,263
Midwest	17	1,619	2,033	3,652
Southeast	15	1,840	1,804	3,644
Southwest	66	3,942	2,250	6,192
West	13	1,545	3,483	5,028

Consolidated total	140	10,937	16,462	27,399

Unconsolidated joint ventures (2)	25	3,362	803	4,165

Owned		6,853	6,070	12,923
Optioned		3,868	10,392	14,260

Controlled lots		10,721	16,462	27,183

Construction to permanent financing lots		216	-	216

Consolidated total		10,937	16,462	27,399

(1)	Active communities are open for sale communities with ten or more home sites available.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2017:

Northeast	3	319	4,208	4,527
Mid-Atlantic	24	1,488	2,753	4,241
Midwest	15	1,654	1,738	3,392
Southeast	15	1,972	1,384	3,356
Southwest	59	3,233	2,200	5,433
West	14	1,306	3,294	4,600

Consolidated total	130	9,972	15,577	25,549

Unconsolidated joint ventures (2)	27	3,667	2,103	5,770

Owned		5,675	5,747	11,422
Optioned		4,077	9,830	13,907

Controlled lots		9,752	15,577	25,329

Construction to permanent financing lots		220	-	220

Consolidated total		9,972	15,577	25,549

(1)	Active communities are open for sale communities with ten or more home sites available.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. Started unsold homes per active selling community decreased from October 31, 2017 to January 31, 2018. The decrease is attributed to our ability to start less homes in the winter months in certain segments.

	January 31, 2018			October 31, 2017

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	8	6	14	11	6	17
Mid-Atlantic	53	17	70	81	11	92
Midwest	18	12	30	21	13	34
Southeast	118	28	146	118	28	146
Southwest	319	30	349	348	15	363
West	33	19	52	23	10	33

Total	549	112	661	602	83	685

Started or completed unsold homes and models per active selling communities (1)	3.9	0.8	4.7	4.6	0.7	5.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 140 and 130 at January 31, 2018 and October 31, 2017, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures decreased $22.8 million to $92.3 million at January 31, 2018 compared to October 31, 2017. The decrease was primarily due to the acquisition of the remaining assets of one of our joint ventures in the first quarter of fiscal 2018, along with partner distributions on another joint venture during the period. As of January 31, 2018 and October 31, 2017, we had investments in nine and ten homebuilding joint ventures, respectively, and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $4.3 million from October 31, 2017 to $53.8 million at January 31, 2018. The decrease was primarily due to the timing of home closings during the period, along with a decrease in certain insurance receivables.

Property, Plant, and Equipment decreased $33.4 million from October 31, 2017 to January 31, 2018. The decrease was primarily due to our sale of our corporate headquarters building on November 1, 2017, totaling $34.7 million, net of accumulated depreciation.

Prepaid expenses and other assets were as follows as of:

(In thousands)	January 31, 2018	October 31, 2017	Dollar Change

Prepaid insurance	$3,180	$1,893	$1,287
Prepaid project costs	30,870	30,360	510
Other prepaids	9,072	4,245	4,827
Other assets	422	528	(106)
Total	$43,544	37,026	6,518

Prepaid insurance increased during the three months ended January 31, 2018 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined. Other prepaids increased primarily due to costs related to our recent refinancing transactions, partially offset by amortization of various prepaid costs, including annual software licenses.

Financial Services (other assets) consist primarily of residential mortgages receivable held for sale of which $77.7 million and $131.5 million at January 31, 2018 and October 31, 2017, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2017 is related to a decrease in the volume of loans originated during the first quarter of 2018 compared to the fourth quarter of 2017, primarily due to the decrease in deliveries, partially offset by an increase in the average loan value. Also contributing to the decrease in financial services other assets was a decrease in restricted cash due to the timing of home closings at the end of the fourth quarter of fiscal 2017 compared to the end of the first quarter of fiscal 2018.

Accounts payable and other liabilities are as follows as of:

(In thousands)	January 31, 2018	October 31, 2017	Dollar Change

Accounts payable	$107,185	$128,844	$(21,659)
Reserves	134,823	134,089	734
Accrued expenses	14,350	12,900	1,450
Accrued compensation	21,874	47,209	(25,335)
Other liabilities	10,867	12,015	(1,148)
Total	$289,099	$335,057	$(45,958)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2017 bonuses during the first quarter of fiscal 2018, partially offset by the accrual of the first quarter fiscal 2018 bonuses.

Liabilities from inventory not owned decreased $23.1 million to $68.0 million at January 31, 2018. The decrease was primarily due to a decrease in land banking activity during the period, along with a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $60.3 million from $141.9 million at October 31, 2017, to $81.6 million at January 31, 2018. The decrease is primarily due to a decrease in our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2018 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2017

Total Revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended

(Dollars in thousands)	January 31, 2018	January 31, 2017	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$401,577	$531,415	$(129,838)	(24.4)%
Land sales and other revenues	4,701	7,745	(3,044)	(39.3)%
Financial services	10,888	12,849	(1,961)	(15.3)%

Total revenues	$417,166	$552,009	$(134,843)	(24.4)%

Homebuilding

For the three months ended January 31, 2018, sale of homes revenues decreased $129.8 million, or 24.4%, as compared to the same period of the prior year. This decrease was due to the number of home deliveries decreasing 20.5% for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, along with a 4.9% decrease in the average price per home. The decrease in the number of deliveries was due to the decrease in active selling communities year over year. The average price per home decreased to $391,782 in the three months ended January 31, 2018 from $411,949 in the three months ended January 31, 2017. The decrease in average price was the result of the geographic and community mix of our deliveries, as opposed to home price decreases (which we increase or decrease in communities depending on the respective community’s performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2018	2017	% Change

Northeast:
Dollars	$20,192	$52,907	(61.8)%
Homes	40	104	(61.5)%

Mid-Atlantic:
Dollars	$71,009	$100,159	(29.1)%
Homes	135	204	(33.8)%

Midwest:
Dollars	$40,517	$43,651	(7.2%)
Homes	140	150	(6.7)%

Southeast:
Dollars	$56,674	$56,386	0.5%
Homes	132	138	(4.3)%

Southwest:
Dollars	$128,204	$183,260	(30.0)%
Homes	384	531	(27.7)%

West:
Dollars	$84,981	$95,052	(10.6%)
Homes	194	163	19.0%

Consolidated total:
Dollars	$401,577	$531,415	(24.4)%
Homes	1,025	1,290	(20.5)%

Unconsolidated joint ventures (1)
Dollars	$58,099	$64,641	(10.1)%
Homes	116	108	7.4%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three months ended January 31, 2018 as compared to the same period of the prior year was attributed to a decrease in deliveries as our community count has decreased year over year.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2018	2017	2018	2017

Northeast:
Dollars	$25,363	$38,045	$56,949	$84,649
Homes	46	83	104	183

Mid-Atlantic:
Dollars	$63,213	$102,246	$185,939	$251,062
Homes	125	190	318	416

Midwest:
Dollars	$49,416	$45,566	$107,869	$106,443
Homes	165	145	407	369

Southeast:
Dollars	$50,455	$46,451	$114,163	$135,236
Homes	127	108	280	302

Southwest:
Dollars	$141,458	$170,884	$191,071	$273,268
Homes	411	485	536	717

West:
Dollars	$69,397	$84,423	$158,379	$169,512
Homes	153	162	359	285

Consolidated total:
Dollars	$399,302	$487,615	$814,370	$1,020,170
Homes	1,027	1,173	2,004	2,272

Unconsolidated joint ventures:(2)
Dollars	$137,221	$80,300	$354,038	$173,222
Homes	223	139	542	291

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

In the first quarter of 2018, our open for sale community count increased to 140 from 130 at October 31, 2017, which is the net result of opening 18 new communities, closing 10 communities and purchasing two communities from an existing joint venture since the beginning of fiscal 2018. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count in the first quarter of fiscal 2018 as compared to the same period of the prior year. In addition to the decrease in community count, net contracts per average active selling community for the three months ended January 31, 2018 decreased slightly to 7.3 compared to 7.5 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2018	2017	2016	2015	2014

First	18%	19%	20%	16%	18%
Second		18%	19%	16%	17%
Third		19%	21%	20%	22%
Fourth		22%	20%	20%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2018	2017	2016	2015	2014

First	12%	12%	13%	11%	11%
Second		16%	14%	14%	17%
Third		13%	12%	13%	13%
Fourth		12%	11%	12%	14%

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

	Three Months Ended January 31,
(Dollars in thousands)	2018	2017

Sale of homes	$401,577	$531,415

Cost of sales, excluding interest expense and land charges	329,527	439,917

Homebuilding gross margin, before cost of sales interest expense and land charges	72,050	91,498

Cost of sales interest expense, excluding land sales interest expense	12,292	16,574

Homebuilding gross margin, after cost of sales interest expense, before land charges	59,758	74,924

Land charges	414	3,184

Homebuilding gross margin	$59,344	$71,740

Gross margin percentage	14.8%	13.5%

Gross margin percentage, before cost of sales interest expense and land charges	17.9%	17.2%

Gross margin percentage, after cost of sales interest expense, before land charges	14.9%	14.1%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2018	2017

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.6%	72.6%
Commissions	3.6%	3.4%
Financing concessions	1.2%	1.2%
Overheads	5.7%	5.6%
Total cost of sales, before interest expense and land charges	82.1%	82.8%
Cost of sales interest	3.0%	3.1%
Land charges	0.1%	0.6%

Gross margin percentage	14.8%	13.5%
Gross margin percentage, before cost of sales interest expense and land charges	17.9%	17.2%
Gross margin percentage, after cost of sales interest expense and before land charges	14.9%	14.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 14.8% during the three months ended January 31, 2018 compared to 13.5% for the same period last year. The increase in gross margin percentage for the three months ended January 31, 2018 is primarily due to the mix of communities delivering and decreased land charges compared to the same period of the prior year. For the three months ended January 31, 2018 and 2017, gross margin was favorably impacted by the reversal of prior period inventory impairments of $14.5 million and $10.2 million, respectively, which represented 3.6% and 1.9%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, increased from 17.2% for the three months ended January 31, 2017 to 17.9% for the three months ended January 31, 2018, primarily due to the mix of communities delivering homes in each period.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $0.4 million and $3.2 million during the three months ended January 31, 2018 and 2017, respectively, to their estimated fair value. During the three months ended January 31, 2018, we wrote-off residential land options and approval and engineering costs amounting to $0.4 million compared to $0.5 million for the three months ended January 31, 2017, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option. Such write-offs were located in our Northeast, Mid-Atlantic and West segments in the first quarter of fiscal 2018, and in our Midwest and Southeast segments in the first quarter of fiscal 2017. We did not record inventory impairments during the three months ended January 31, 2018. We recorded $2.7 million of inventory impairments during the three months ended January 31, 2017. The impairments recorded in the first quarter of fiscal 2017 were primarily related to two communities in the West. It is difficult to predict whether impairment levels will remain low. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2018	2017

Land and lot sales	$-	$7,001
Cost of sales, excluding interest	-	5,110
Land and lot sales gross margin, excluding interest	-	1,891
Land and lot sales interest expense	-	1,748
Land and lot sales gross margin, including interest	$-	$143

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were no land sales in the first quarter of fiscal 2018 compared to two land sales in the same period of the prior year, resulting in a decrease of $7.0 million in land sales revenues.

Land sales and other revenues decreased $3.0 million for the three months ended January 31, 2018 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, proceeds from the sale of assets, cash discounts and miscellaneous one-time receipts. The decrease for the three months ended January 31, 2018, compared to the three months ended January 31, 2017, was due to the decrease in land sales discussed above, slightly offset by the $3.6 million gain recognized from the sale of our corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $1.2 million to $43.2 million for the three months ended January 31, 2018 compared to the same period last year. The decrease can be attributed to the reduction of our community count and the decrease in insurance costs. Despite this decrease, SGA expenses as a percentage of homebuilding revenues increased to 10.6% for the three months ended January 31, 2018 compared to 8.2% for the three months ended January 31, 2017, as a result of the 24.6% decline in homebuilding revenue for the same periods.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2018	2017	Variance	Variance %

Northeast
Homebuilding revenue	$20,199	$58,575	$(38,376)	(65.5)%
(Loss) income before income taxes	$(9,701)	$906	$(10,607)	(1,170.8)%
Homes delivered	40	104	(64)	(61.5)%
Average sales price	$504,810	$508,726	$(3,916)	(0.8)%

Mid-Atlantic
Homebuilding revenue	$71,297	$100,226	$(28,929)	(28.9)%
Income before income taxes	$1,952	$3,882	$(1,930)	(49.7)%
Homes delivered	135	204	(69)	(33.8)%
Average sales price	$525,988	$490,975	$35,013	7.1%

Midwest
Homebuilding revenue	$40,579	$43,702	$(3,123)	(7.1)%
(Loss) income before income taxes	$(2,344)	$712	$(3,056)	(429.2)%
Homes delivered	140	150	(10)	(6.7)%
Average sales price	$289,405	$291,007	$(1,602)	(0.6)%

Southeast
Homebuilding revenue	$56,668	$56,584	$84	0.1%
(Loss) before income taxes	$(1,661)	$(294)	$(1,367)	(465.0)%
Homes delivered	132	138	(6)	(4.3)%
Average sales price	$429,351	$408,594	$20,757	5.1%

Southwest
Homebuilding revenue	$128,305	$183,409	$(55,104)	(30.0)%
Income before income taxes	$5,511	$11,923	$(6,412)	(53.8)%
Homes delivered	384	531	(147)	(27.7)%
Average sales price	$333,865	$345,123	$(11,258)	(3.3)%

West
Homebuilding revenue	$85,050	$96,531	$(11,481)	(11.9)%
Income (loss) before income taxes	$8,067	$(754)	$8,821	1,169.9%
Homes delivered	194	163	31	19.0%
Average sales price	$438,046	$583,140	$(145,094)	(24.9)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 65.5% for the three months ended January 31, 2018 compared to the same period of the prior year. The decrease for the three months ended January 31, 2018 was attributed to a 61.5% decrease in homes delivered, while average sales price was relatively flat. In addition, there was a $5.7 million decrease in land sales and other revenue.

Income before income taxes decreased $10.6 million compared to the prior year to a loss of $9.7 million for the three months ended January 31, 2018, which was mainly due to the decrease in homebuilding revenue discussed above, a $1.8 million increase in loss from unconsolidated joint ventures and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues decreased 28.9% for the three months ended January 31, 2018 compared to the same period in the prior year. The decrease was primarily due to a 33.8% decrease in homes delivered, partially offset by a 7.1% increase in average sales price for the three months ended January 31, 2018 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2018 compared to some communities delivering in the three months ended January 31, 2017 that are no longer delivering that had lower priced, entry-level single family homes and townhomes in lower-end submarkets of the segment.

Income before income taxes decreased $1.9 million to income of $2.0 million for the three months ended January 31, 2018 compared to the same period in the prior year, which was primarily due to the decrease in homebuilding revenue discussed above and a $0.9 million increase in loss from unconsolidated joint ventures. Partially offsetting the decrease is an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 7.1% for the three months ended January 31, 2018 compared to the same period in the prior year. The decrease was due to a 6.7% decrease in homes delivered, while the average sales price was relatively flat for the three months ended January 31, 2018.

Income before income taxes decreased $3.1 million to a loss of $2.3 million for the three months ended January 31, 2018 compared to the same period in the prior year, which was mainly due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage before interest expense.

Southeast - Homebuilding revenues increased 0.1% for the three months ended January 31, 2018 compared to the same period in the prior year. The slight increase was attributed to a 5.1% increase in average sales price, partially offset by a 4.3% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2018 compared to some communities that are no longer delivering that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended January 31, 2017.

Loss before income taxes increased $1.4 million to a loss of $1.7 million for the three months ended January 31, 2018 primarily due to a $0.8 million decrease in income from unconsolidated joint ventures and a decrease in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 30.0% for the three months ended January 31, 2018 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 27.7% decrease in homes delivered and a 3.3% decrease in average sales price for the three months ended January 31, 2018. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended January 31, 2018 compared to some communities that are no longer delivering that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2017.

Income before income taxes decreased $6.4 million to $5.5 million for the three months ended January 31, 2018. The decrease was primarily due to the decrease in homebuilding revenue discussed above, while gross margin percentage before interest expense was flat for the three months ended January 31, 2018 compared to the same period of the prior year.

West - Homebuilding revenues decreased 11.9% for the three months ended January 31, 2018 compared to the same period in the prior year. The decrease for the three months ended January 31, 2018 was primarily attributed to a 24.9% decrease average sales price and a $1.4 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the three months ended January 31, 2018 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended January 31, 2017. The decrease was partially offset by a 19.0% increase in homes delivered.

Loss before income taxes decreased $8.8 million to income of $8.1 million for the three months ended January 31, 2018. The decreased loss for the three months ended January 31, 2018 was primarily due to a $1.9 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2018 and 2017, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 27.2% and 24.8%, respectively, of our total loans. The origination of FHA/VA loans have increased from the first quarter of fiscal 2017 to the first quarter of fiscal 2018 and our conforming conventional loan originations as a percentage of our total loans increased from 66.3% to 67.7% for these periods, respectively. The origination of loans which exceed conforming conventions have decreased from 8.8% for the first quarter of fiscal 2017 to 5.1% for the first quarter of fiscal 2018. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2018, financial services provided a $2.5 million pretax profit compared to $6.0 million of pretax profit for the same period of fiscal 2017. Revenues were down 15.3% for the first quarter of fiscal 2018 from the first quarter of fiscal 2017 and costs were up 21.7% for such period. The decrease in revenues was attributable to the decrease in the number of loans originated due to a decrease in deliveries for the three months ended January 31, 2018 compared to the same period in the prior year. The increase in costs was attributed to a settlement received in the prior year first quarter that offset the financial services costs, which did not recur in the current year first quarter. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.7% and 65.3% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2018 and 2017, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $19.1 million for the three months ended January 31, 2018 compared to $15.7 million for the three months ended January 31, 2017, primarily due to increased legal (including litigation) fees related to our recent financing transactions and higher costs for ongoing litigations involving the Company. Additionally, there was an increase in stock compensation expense, as a result of higher stock prices for grants that are currently being expensed, along with lower expense in the first quarter of fiscal 2017, resulting from the forfeiture of compensation under our long-term incentive plan as a result of the retirement of a senior executive. Also contributing to the increase in corporate general and administrative expenses was rent expense incurred during the three months ended January 31, 2018, related to the sale and leaseback of our corporate headquarters building that was sold on November 1, 2017.

Other Interest

Other interest increased $6.5 million for the three months ended January 31, 2018 compared to the three months ended January 31, 2017. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. Other interest increased for the three months ended January 31, 2018 compared to the three months ended January 31, 2017 mainly due to more interest incurred as a result of the senior secured notes issued in July 2017 that have a higher interest rate than the senior secured notes which they refinanced. In addition, our qualifying assets for interest capitalization decreased by more than our debt, therefore directly expensed interest increased for the three months ended January 31, 2018 compared to the same period in the prior year.

Gain on Extinguishment of Debt

During the three months ended January 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Senior Notes due 2019, $14.0 million aggregate principal amount of 8.0% Senior Notes due 2019 and 6,925 6.0% Senior Exchangeable Note Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. This gain was slightly offset by $0.2 million of additional costs associated with the 9.5% Secured Notes issued during the fourth quarter of fiscal 2016. There were no transactions during the three months ended January 31, 2018.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Loss from unconsolidated joint ventures increased $3.5 million to a loss of $5.2 million for the three months ended January 31, 2018 compared to the same period of the prior year. The increase in loss is due to the recognition of our share of loss on our newly formed joint ventures, some of which have not delivered any homes and some of which have just begun delivering homes and our share of an inventory impairment recorded in one of our joint ventures.

Total Taxes

The total income tax expense of $0.3 million recognized for the three months ended January 31, 2018 was primarily related to state tax expense from income that was generated but not offset by tax benefits in other states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $0.5 million recognized for the three months ended January 31, 2017 was primarily related to the impact of permanent differences between book income and taxable income and the conversion of deductible charitable contributions to net operating losses, which increased the Company’s valuation allowances.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 55% of our homebuilding cost of sales for the three months ended January 31, 2018.

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2018, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2018 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	FV at 1/31/18

Long term debt(1)(2):
Fixed rate	$52,000	$207,546	$235,961	$75,000	$635,000	$400,000	$1,605,507	$1,712,958
Weighted average interest rate	1.97%	7.57%	8.00%	9.50%	8.21%	10.50%	8.53%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $11.9 million of letters of credit issued as of January 31, 2018 under our $75.0 million Unsecured Revolving Credit Facility.

(2)	Does not include $64.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2018. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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

4(f)	Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc.and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2.(7)
4(g)	Indenture, dated as of February 1, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Note due 2040, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the forms of 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040.(8)
4(h)	Second Supplemental Indenture, dated January 16, 2018, relating to 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent.(9)
10(a)	Commitment Letter, dated December 28, 2017, by and among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc. K. Hovnanian at Sunrise Trail III, LLC and GSO Capital Partners LP, on its own behalf and on behalf of certain funds managed, advised or sub-advised by GSO Capital Partners LP.(10)
10(b)	$125,000,000 Credit Agreement, dated as of January 29, 2018, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(8)
10(c)	$212,500,000 Credit Agreement, dated as of January 29, 2018, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(8)
10(d)*	Amendment to Form of Letter Agreement entered into with Lucian Theon Smith III.
10(e)*	Form of 2018 Long-Term Incentive Program Award Agreement.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 11, 2015.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed January 11, 2018.

(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed February 2, 2018.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed January 16, 2018.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed December 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 9, 2018
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 9, 2018
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller