Form 10-Q
period 2018-07-31
HOVNANIAN ENTERPRISES INC
filed 2018-09-10
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2018

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

Non-Accelerated Filer  [   ]   Smaller Reporting Company [   ]     Emerging Growth Company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 132,834,798 shares of Class A Common Stock and 15,551,023 shares of Class B Common Stock were outstanding as of September 4, 2018.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2018	October 31, 2017
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$216,707	$463,697
Restricted cash and cash equivalents	25,345	2,077
Inventories:
Sold and unsold homes and lots under development	913,469	744,119
Land and land options held for future development or sale	98,585	140,924
Consolidated inventory not owned	96,989	124,784
Total inventories	1,109,043	1,009,827
Investments in and advances to unconsolidated joint ventures	104,752	115,090
Receivables, deposits and notes, net	37,911	58,149
Property, plant and equipment, net	20,138	52,919
Prepaid expenses and other assets	41,470	37,026
Total homebuilding	1,555,366	1,738,785

Financial services cash and cash equivalents	5,232	5,623
Financial services other assets	107,890	156,490
Total assets	$1,668,488	$1,900,898

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$95,368	$64,512
Accounts payable and other liabilities	311,230	335,057
Customers’ deposits	38,052	33,772
Nonrecourse mortgages secured by operating properties	-	13,012
Liabilities from inventory not owned, net of debt issuance costs	72,416	91,101
Revolving and term loan credit facilities, net of debt issuance costs	301,460	124,987
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,255,158	1,554,687
Total homebuilding	2,073,684	2,217,128

Financial services	93,195	141,914
Income taxes payable	2,240	2,227
Total liabilities	2,169,119	2,361,269

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2018 and at October 31, 2017	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 144,523,768 shares at July 31, 2018 and 144,046,073 shares at October 31, 2017	1,445	1,440
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 16,243,454 shares at July 31, 2018 and 15,999,355 shares at October 31, 2017	162	160
Paid in capital - common stock	707,857	706,466
Accumulated deficit	(1,230,034)	(1,188,376)
Treasury stock - at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at July 31, 2018 and October 31, 2017	(115,360)	(115,360)
Total stockholders’ equity deficit	(500,631)	(460,371)
Total liabilities and equity	$1,668,488	$1,900,898

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Revenues:
Homebuilding:
Sale of homes	$442,859	$574,282	$1,312,553	$1,673,250
Land sales and other revenues	844	2,760	26,918	14,393
Total homebuilding	443,703	577,042	1,339,471	1,687,643
Financial services	13,009	14,993	36,951	42,336
Total revenues	456,712	592,035	1,376,422	1,729,979

Expenses:
Homebuilding:
Cost of sales, excluding interest	361,303	478,886	1,083,842	1,399,353
Cost of sales interest	13,424	19,371	45,080	58,030
Inventory impairment loss and land option write-offs	96	4,197	3,183	9,334
Total cost of sales	374,823	502,454	1,132,105	1,466,717
Selling, general and administrative	37,544	45,517	126,319	135,392
Total homebuilding expenses	412,367	547,971	1,258,424	1,602,109

Financial services	8,986	8,867	26,125	23,082
Corporate general and administrative	16,393	15,698	51,672	47,425
Other interest	24,859	23,559	80,078	68,483
Other operations	495	(26)	1,287	1,466
Total expenses	463,100	596,069	1,417,586	1,742,565
Loss on extinguishment of debt	(4,266)	(42,258)	(5,706)	(34,854)
Income (loss) from unconsolidated joint ventures	10,732	(3,881)	6,899	(10,109)
Income (loss) before income taxes	78	(50,173)	(39,971)	(57,549)
State and federal income tax provision:
State	1,104	8,523	1,687	10,797
Federal	-	278,513	-	275,688
Total income taxes	1,104	287,036	1,687	286,485
Net (loss)	$(1,026)	$(337,209)	$(41,658)	$(344,034)

Per share data:
Basic:
Net (loss) per common share	$(0.01)	$(2.28)	$(0.28)	$(2.33)
Weighted-average number of common shares outstanding	148,669	147,748	148,377	147,628
Assuming dilution:
Net (loss) per common share	$(0.01)	$(2.28)	$(0.28)	$(2.33)
Weighted-average number of common shares outstanding	148,669	147,748	148,377	147,628

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2017	132,285,310	$1,440	15,307,607	$160	5,600	$135,299	$706,466	$(1,188,376)	$(115,360)	$(460,371)

Stock options, amortization and issuances	30,250						1,169			1,169

Restricted stock amortization, issuances and forfeitures	445,704	5	245,840	2			222			229

Conversion of Class B to class A common stock	1,741		(1,741)							-

Net (loss)								(41,658)		(41,658)

Balance, July 31, 2018	132,763,005	$1,445	15,551,706	$162	5,600	$135,299	$707,857	$(1,230,034)	$(115,360)	$(500,631)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(41,658)	$(344,034)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	2,320	3,212
Compensation from stock options and awards	2,706	1,606
Amortization of bond discounts, premiums and deferred financing costs	5,900	11,385
Gain on sale and retirement of property and assets	(3,620)	(123)
(Income) loss from unconsolidated joint ventures	(6,899)	10,109
Distributions of earnings from unconsolidated joint ventures	-	1,260
Loss on extinguishment of debt	5,706	34,854
Inventory impairment and land option write-offs	3,183	9,334
Deferred income tax provision	-	285,579
(Increase) decrease in assets:
Origination of mortgage loans	(716,954)	(743,467)
Sale of mortgage loans	766,925	831,079
Restricted cash, receivables, prepaids, deposits and other assets	14,558	14,235
Inventories	(89,361)	84,901
Increase (decrease) in liabilities:
State income tax payable	13	(149)
Customers’ deposits	4,280	424
Accounts payable, accrued interest and other accrued liabilities	(44,670)	(54,753)
Net cash (used in) provided by operating activities	(97,571)	145,452
Cash flows from investing activities:
Proceeds from sale of property and assets	38,302	209
Purchase of property, equipment and other fixed assets and acquisitions	(4,211)	(5,034)
Decrease in restricted cash related to mortgage company	139	1,686
Increase in restricted cash related to letters of credit and bonds	(23,553)	(2)
Investments in and advances to unconsolidated joint ventures	(24,337)	(33,403)
Distributions of capital from unconsolidated joint ventures	28,536	13,976
Net cash provided by (used in) investing activities	14,876	(22,568)
Cash flows from financing activities:
Proceeds from mortgages and notes	129,411	153,517
Payments related to mortgages and notes	(110,570)	(165,935)
Proceeds from model sale leaseback financing programs	22,244	10,177
Payments related to model sale leaseback financing programs	(26,835)	(17,544)
Proceeds from land bank financing programs	16,957	10,663
Payments related to land bank financing programs	(30,577)	(56,683)
Net payments related to mortgage warehouse lines of credit	(49,758)	(83,525)
Payments related to unsecured revolving credit facility	(26,000)	-
Proceeds from senior unsecured term loan facility	202,547	-
Proceeds from senior secured notes	-	840,000
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes	(285,095)	(861,976)
Deferred financing costs from land bank financing programs and note issuances	(7,010)	(12,611)
Net cash used in financing activities	(164,686)	(183,917)
Net decrease in cash and cash equivalents	(247,381)	(61,033)
Cash and cash equivalents balance, beginning of period	469,320	346,765
Cash and cash equivalents balance, end of period	$221,939	$285,732

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2018	2017
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$105,854	$88,914
Income taxes	$1,674	$1,055

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

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). HEI has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 16).

The accompanying unaudited Condensed Consolidated Financial Statements include HEI's accounts and those of all of its wholly-owned subsidiaries after elimination of all of its significant intercompany balances and transactions.

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

Reclassifications - In fiscal 2018, we reclassified our Senior Secured Term Loan due 2019 on the Condensed Consolidated Balance Sheets from the line item “Notes payable (net of discount, premium and debt issuance costs) and accrued interest” to “Revolving and term loan credit facilities, net of debt issuance costs”, resulting in a reclassification of the October 31, 2017 balance of $73.0 million.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $0.6 million and $2.7 million for the three and nine months ended July 31, 2018, respectively, and $0.1 million and $1.6 million for the three and nine months ended July 31, 2017, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.9 million and $1.1 million for the three and nine months ended July 31, 2018, respectively, and $0.2 million and $0.4 million for the three and nine months ended July 31, 2017, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2018	2017	2018	2017

Interest capitalized at beginning of period	$65,355	$90,960	$71,051	$96,688
Plus interest incurred (1)	40,438	39,089	121,617	116,944
Less cost of sales interest expensed	13,424	19,371	45,080	58,030
Less other interest expensed (2)(3)	24,859	23,559	80,078	68,483
Interest capitalized at end of period (4)	$67,510	$87,119	$67,510	$87,119

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $20.2 million and $17.2 million for the three months ended July 31, 2018 and 2017, respectively, and $59.7 million and $46.5 million for the nine months ended July 31, 2018 and 2017, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $4.6 million and $6.4 million for the three months ended July 31, 2018 and 2017, respectively, and $20.4 million and $22.0 million for the nine months ended July 31, 2018 and 2017, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2018	2017	2018	2017
Other interest expensed	$24,859	$23,559	$80,078	$68,483
Interest paid by our mortgage and finance subsidiaries	616	465	1,802	1,549
Decrease in accrued interest	20,672	17,528	23,974	18,882
Cash paid for interest, net of capitalized interest	$46,147	$41,552	$105,854	$88,914

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2018, our discount rate used for the impairments recorded ranged from 16.8% to 19.8%. For the nine months ended July 31, 2017, our discount rate used for the impairments recorded ranged from 18.3% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2018 and 2017, we evaluated inventories of all 405 and 380 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the nine months ended July 31, 2018 and 2017 for five and ten of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $11.2 million and $82.7 million, respectively. As a result of our impairment analysis, we recorded aggregate impairment losses of $2.1 million for all five communities that we tested for impairment (which had an aggregate pre-impairment value of $11.2 million) for the nine months ended July 31, 2018. We did not record impairment losses for the three months ended July 31, 2018. We also recorded aggregate impairment losses of $3.2 million and $7.4 million, in one and seven communities, respectively, (which had aggregate pre-impairment values of $15.9 million and $37.0 million, respectively) for the three and nine months ended July 31, 2017, respectively. These impairment losses are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment. Of those communities tested for impairment during the nine months ended July 31, 2017, three communities with an aggregate carrying value of $45.8 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.1 million and $1.0 million for the three months ended July 31, 2018 and 2017, respectively, and $1.1 million and $1.9 million for the nine months ended July 31, 2018 and 2017, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2018 and 2017 were 76 and 1,200, respectively, and 1,417 and 2,739 during the nine months ended July 31, 2018 and 2017, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2018, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated one previously mothballed community. As of July 31, 2018 and October 31, 2017, the net book value associated with our 19 and 22 total mothballed communities was $24.5 million and $36.7 million, respectively, which was net of impairment charges recorded in prior periods of $186.1 million and $214.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2018 and October 31, 2017, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2018 and October 31, 2017, inventory of $53.3 million and $58.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $46.5 million and $51.8 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2018 and October 31, 2017, inventory of $43.7 million and $66.3 million, respectively, was recorded as “Consolidated inventory not owned,” with a corresponding amount of $25.9 million and $39.3 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2018 and October 31, 2017, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2018, we had total cash deposits amounting to $57.3 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended July 31, 2018 and 2017, we received $1.3 million and $1.1 million, respectively, and for the nine months ended July 31, 2018 and 2017, we received $3.3 million and $3.0 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2018 and 2017, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2018 and 2017 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2018 and $21 million for fiscal 2017. In addition, we establish a warranty accrual for lower cost related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2018	2017	2018	2017

Balance, beginning of period	$115,775	$117,207	$127,702	$121,144

Additions - Selling, general and administrative	2,346	2,639	6,684	8,403
Additions - Cost of sales	3,386	4,434	13,285	11,436
Charges incurred during the period	(3,765)	(5,489)	(29,929)	(22,192)
Changes to pre-existing reserves	(2,314)	-	(2,314)	-
Balance, end of period	$115,428	$118,791	$115,428	$118,791

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The charges incurred during the first nine months of fiscal 2018 are higher than those for the first nine months of 2017 due to the payment for construction defect reserves related to the settlement of a litigation matter in the second quarter of fiscal 2018.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, for prior year deliveries were less than $0.1 million and $0.5 million for the three months ended July 31, 2018 and 2017, respectively, and $0.1 million and $0.7 million for the nine months ended July 31, 2018 and 2017, respectively.

7.	Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. Our estimated losses from litigation matters, if any, are included in our legal or construction defect reserves.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation; a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue; and a February 2018 rule delaying the effective date of the June 2015 rule until February 2020, which was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to some commentators, is that the June 2015 rule applies in 26 states and the pre-June 2015 regime applies in the rest). It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. We believe that we have adequate reserves for this matter.

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

After the parties reached a pre-trial settlement on the construction defect issues, trial commenced on April 17, 2017 in Hudson County, New Jersey. The Hovnanian-affiliated defendants resolved the geotechnical claims mid-trial for an amount immaterial to the Company, but the balance of the case continued to be tried before the jury. On June 1, 2017, the jury rendered a verdict against K. Hovnanian at Port Imperial Urban Renewal II, LLC on the breach of warranty and New Jersey Consumer Fraud claims in the total amount of $3 million, which resulted in a total verdict of $9 million against that entity due to statutory trebling, plus a portion of Grandview Plaintiff’s attorneys’ fees and costs. The Court subsequently awarded $1.4 million in attorneys’ fees and costs. The jury also found in favor of Grandview Plaintiff on its veil piercing theory. After the Court denied the Hovnanian-affiliated defendants’ filed post-trial motions, including a motion for contractual indemnification against the project architect, the Court entered final judgment in the amount of approximately $10.4 million on January 12, 2018.

On January 24, 2018, the relevant Hovnanian-affiliated defendants appealed all aspects of the verdict against them. On February 16, 2018, the Court entered an order staying execution of the judgment provided that the Hovnanian-affiliated defendants post a bond in the amount of approximately $11.1 million. On March 9, 2018, the Hovnanian-affiliated defendants filed the Court-approved bond. On July 30, 2018, during the pendency of the appeal, the Hovnanian-affiliated defendants settled the Grandview Plaintiff's claims for an amount less than the bond, which amount is scheduled to be paid in September 2018.  As part of the settlement, all appeals are to be dismissed other than the appeal of the Court’s denial of the Hovnanian-affiliated defendant’s contractual indemnification claim against the project architect. As of October 31, 2017, the Company had reserved in excess of the settlement amount. Therefore, during the three months ended July 31, 2018, the reserve was reduced to the agreed settlement amount.

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

On January 11, 2018, Solus Alternative Asset Management LP (“Solus”) filed a complaint in the United States District Court for the Southern District of New York against GSO Capital Partners L.P., Hovnanian Enterprises, Inc. (“Hovnanian”), K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), K. Hovnanian at Sunrise Trail III, LLC (“Sunrise Trail”), Ara K. Hovnanian and J. Larry Sorsby. The complaint related to K. Hovnanian’s offer to exchange up to $185.0 million aggregate principal amount of its 8.0% Senior Notes due 2019 for a combination of (i) cash, (ii) K. Hovnanian’s newly issued 13.5% Senior Notes due 2026 and (iii) K. Hovnanian’s newly issued 5.0% Senior Notes due 2040 and related transactions that were previously disclosed in Hovnanian’s Current Report on Form 8-K filed on December 28, 2017. The complaint alleged, among other things, inadequate disclosure in the exchange offer documents, improper and fraudulent structuring of the transactions to impact the credit default swap market, violations of Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, and tortious interference with prospective economic advantage. Solus sought, among other things, additional disclosures regarding the transactions, compensatory and punitive damages, and a preliminary and permanent injunction to stop the transactions from going forward. On January 29, 2018, the court denied the motion for preliminary injunction, finding that Solus failed to show that it would be irreparably harmed in the absence of an injunction.

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

Hovnanian received insurance coverage, less the deductible, for the litigation costs related to the Solus claims.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff recently asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which has a return date of September 14, 2018. Trial is currently scheduled for October 15, 2018. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer’s Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2018 and October 31, 2017, $11.1 million and $13.3 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $25.3 million and $2.1 million as of July 31, 2018 and October 31, 2017, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 11. Also included in these balances were homebuilding customers’ deposits of $0.1 million and $0.4 million at July 31, 2018 and October 31, 2017, respectively, which are subject to restrictions on our use. The July 31, 2018 balance also included cash collateral of $11.1 million for a bond related to the Grandview litigation as discussed in Note 7.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Condensed Consolidated Balance Sheets, totaled $23.5 million and $22.3 million as of July 31, 2018 and October 31, 2017, respectively. Included in these balances were (1) financial services customers’ deposits of $21.5 million at July 31, 2018 and $20.0 million as of October 31, 2017, which are subject to restrictions on our use, and (2) $2.0 million at July 31, 2018 and $2.3 million at October 31, 2017, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At July 31, 2018 and October 31, 2017, $66.5 million and $119.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” liability balances on the Condensed Consolidated Balance Sheets. As of July 31, 2018 and 2017, we had reserves specifically for 45 and 94 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us. In fiscal 2017, the adjustment to pre-existing provisions for losses from changes in estimates was primarily due to the settlement of a dispute for significantly less than the amount that had been previously reserved.

The activity in our loan origination reserves during the three and nine months ended July 31, 2018 and 2017 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2018	2017	2018	2017

Loan origination reserves, beginning of period	$3,271	$3,782	$3,158	$8,137
Provisions for losses during the period	39	41	107	120
Adjustments to pre-existing provisions for losses from changes in estimates	-	(51)	$45	(4,485)
Payments/settlements	-	-	-	-
Loan origination reserves, end of period	$3,310	$3,772	$3,310	$3,772

10.	Mortgages

We have nonrecourse mortgage loans for certain communities totaling $95.4 million and $64.5 million (net of debt issuance costs) at July 31, 2018 and October 31, 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $218.1 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 6.4% and 5.3% at July 31, 2018 and October 31, 2017, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our former corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of this corporate headquarters building.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2018, is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 31, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.08% at July 31, 2018, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of July 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $26.1 million and $41.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 15, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.38% to 5.13% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $26.4 million and $40.7 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on July 3, 2018. The Comerica Master Repurchase Agreement is a short-term borrowing facility that provides up to $50.0 million through June 10, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.25% or 3.25% based upon the type of loan. As of July 31, 2018 and October 31, 2017, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $12.3 million and $32.4 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2018, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2018 and October 31, 2017, were as follows:

(In thousands)	July 31, 2018(1)(2)	October 31, 2017(1)(2)
Senior Secured Term Loan due 2019, net of debt issuance costs	$73,850	$72,987
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,508	$74,350
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,085	53,058
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	135,105	133,732
10.0% Senior Secured Notes due July 15, 2022	435,158	434,543
10.5% Senior Secured Notes due July 15, 2024	394,507	394,953
Total Senior Secured Notes, net of debt issuance costs	$1,092,363	$1,090,636
Senior Notes:
7.0% Senior Notes due January 15, 2019	$-	$131,957
8.0% Senior Notes due November 1, 2019 (3)	-	234,293
13.5% Senior Notes due February 1, 2026 (including premium)	101,607	-
5.0% Senior Notes due February 1, 2040 (net of discount)	43,330	-
Total Senior Notes, net of debt issuance costs	$144,937	$366,250
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$-	$2,045
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$-	$53,919
Senior Unsecured Term Loan Credit Facility due 2027, net of debt issuance costs	$201,610	$-
Unsecured Revolving Credit Facility	$26,000	$52,000

(1) “Notes payable” on our Condensed Consolidated Balance Sheets as of July 31, 2018 and October 31, 2017 consists of the total senior secured, senior and senior amortizing and senior exchangeable notes shown above, as well as accrued interest of $17.9 million and $41.8 million, respectively.

(2) Unamortized debt issuance costs at July 31, 2018 and October 31, 2017 were $15.3 million and $16.1 million, respectively.

(3) $26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

General

Except for K. Hovnanian, the issuer of the notes and borrower under our credit facilities, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Secured Term Loan Facility (as defined below), the Unsecured Term Loan Facility (as defined below), the Unsecured Revolving Credit Facility (as defined below) and the senior secured notes and senior notes outstanding at July 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% 2020 Notes (defined below) collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Secured Term Loan Facility, the Unsecured Term Loan Facility, the Unsecured Revolving Credit Facility (collectively, the “credit facilities”) and the indentures governing the notes outstanding at July 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Secured Term Loans (as defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Unsecured Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Unsecured Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the credit facilities and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof  (with respect to the 10.0% 2022 Notes). The credit agreements governing the Secured Term Loan Facility, the Unsecured Term Loan Facility and the Unsecured Revolving Credit Facility and the indentures governing the notes also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Secured Term Loan Facility (the “Secured Term Loans”), loans made under the Unsecured Term Loan Facility (the “Unsecured Term Loans”) and loans made under the Unsecured Revolving Credit Facility (the “Unsecured Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, the Unsecured Term Loans or Unsecured Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans, the Unsecured Term Loans and the Unsecured Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and the Unsecured Term Loans, a change of control, and, with respect to the Secured Term Loans and senior secured notes, the failure of the documents granting security for the Secured Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Term Loans and senior secured notes to be valid and perfected. As of July 31, 2018, we believe we were in compliance with the covenants of the credit facilities and the indentures governing our outstanding notes.

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

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Unsecured Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian Unsecured Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of K. Hovnanian’s 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “New Secured Credit Facility” and together with the Unsecured Term Loan Facility, the “New Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities have committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans (the “New Secured Loans”) to fund the repayment of K. Hovnanian’s Secured Term Loans (K. Hovnanian may voluntarily repay the Secured Term Loans at any time from and after September 8, 2018) and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities have committed to purchase, and K. Hovnanian has agreed to issue and sell, on January 15, 2019 (or such later date within five business days as mutually agreed by the parties working in good faith), $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”) at a purchase price, for each $1,000 principal amount of Additional 10.5% 2024 Notes, that would imply a yield equal to (a) the volume weighted average yield to maturity (calculated based on the yield to maturity during the 30 calendar day period ending on one business day prior to January 15, 2019) for the 10.5% 2024 Notes, minus (b) 0.50%, upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Unsecured Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for the three months ended July 31, 2018. The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest will be payable in arrears, on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027, which is the ninth anniversary of the first closing date of the Unsecured Term Loan Facility.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Secured Administrative Agent”), and the GSO Entities entered into the New Secured Credit Facility. Availability under the New Secured Credit Facility will terminate on December 28, 2019 and any outstanding New Secured Loans on such date shall convert to secured term loans maturing on December 28, 2022. When drawn, the New Secured Loans and the guarantees thereof will be secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes pursuant to an existing intercreditor agreement to which the collateral agent for the New Secured Credit Facility shall become a party.

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

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes are issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2018, to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes, which equaled $103.0 million for the New 2026 Notes and $44.0 million for the New 2040 Notes, resulting in a premium on the New 2026 Notes and a discount on the New 2040 Notes, and a loss on extinguishment of debt of $0.9 million for the nine months ended July 31, 2018.

On May 30, 2018, K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as Trustee, executed the Second Supplemental Indenture, dated as of May 30, 2018 (the “Supplemental Indenture”), to the Indenture governing the New Notes.  The Supplemental Indenture eliminated the covenant restricting certain actions with respect to the Purchased 8.0% Notes, which covenant had included requirements that (A) K. Hovnanian and the guarantors of the New Notes would not, (i) prior to June 6, 2018, redeem, cancel or otherwise retire, purchase or acquire any Purchased 8.0% Notes or (ii) make any interest payments on the Purchased 8.0% Notes prior to their stated maturity, and (B) K. Hovnanian and the guarantors of the New Notes would not, and would not permit any of their subsidiaries to (i) sell, transfer, convey, lease or otherwise dispose of any Purchased 8.0% Notes other than to any subsidiary of the Company that is not K. Hovnanian or a guarantor of the New Notes or (ii) amend, supplement or otherwise modify the Purchased 8.0% Notes or the indenture under which they were issued with respect to the Purchased 8.0% Notes, subject to certain exceptions. In addition, the Supplemental Indenture eliminated events of default related to the eliminated covenant.  On May 30, 2018, K. Hovnanian paid the overdue interest on the Purchased 8.0% Notes that was originally due on May 1, 2018 and as a result of such payment, the “Default” under the Indenture governing the 8.0% Notes was cured.

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

All of K. Hovnanian’s obligations under the Secured Term Loan Facility are guaranteed by the Notes Guarantors. The Secured Term Loan Facility and the guarantees thereof are secured in accordance with the terms of the Secured Term Loan Facility and security documents relating thereto by liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien priority basis relative to the 10.0% 2022 Notes and the 10.5% 2024 Notes (and on a first lien super priority basis relative to future first lien indebtedness). At July 31, 2018, the aggregate book value of the real property that constituted collateral securing the Secured Term Loans was $456.7 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the Secured Term Loans was $155.4 million as of July 31, 2018, which included $24.4 million of restricted cash collateralizing a bond and certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries. In addition, collateral securing the Secured Term Loans includes equity interest in K Hovnanian and the subsidiary Notes Guarantors.

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof are also secured in accordance with the terms of the indenture governing such Notes and security documents related thereto by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes is the same as that securing the Secured Term Loans). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Secured Term Loans and any other future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

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

The 9.5% 2020 Notes and the 2021 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and certain exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of July 31, 2018, the collateral securing the guarantees included (1) $86.6 million of cash and cash equivalents, which included $0.8 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $164.2 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $96.0 million as of July 31, 2018; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes, the Unsecured Revolving Credit Facility, the Unsecured Term Loan Facility and the Secured Term Loan Facility, and thus have not guaranteed such indebtedness.

Senior Notes

On February 1, 2018, K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Unsecured Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of its outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled).

As discussed above, the 8.0% Notes were the subject of the Exchange Offer that closed on February 1, 2018 and, on May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes, which was funded with borrowings of the Delayed Draw Term Loans under the Unsecured Term Loan Facility (upon redemption, such redeemed 8.0% Notes were cancelled).

Unsecured Revolving Credit Facility

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Unsecured Revolving Credit Facility, which facility size was reduced to $26.0 million in June 2018, is available for both letters of credit and general corporate purposes. Outstanding borrowings under the Unsecured Revolving Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2018, there were $26.0 million of borrowings and $3.8 million of letters of credit outstanding, which were collateralized by $3.9 million of cash, under the Unsecured Revolving Credit Facility. As of October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of July 31, 2018, we believe we were in compliance with the covenants under the Unsecured Revolving Credit Facility. This facility has a final maturity date in September 2018.

In addition to the Unsecured Revolving Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $10.0 million and $1.7 million letters of credit outstanding at July 31, 2018 and October 31, 2017, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2018 and October 31, 2017, the amount of cash collateral in these segregated accounts was $10.3 million and $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

12.	Per Share Calculation

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, and, for the first nine months of fiscal 2017, common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 2.8 million and 3.0 million for the three and nine months ended July 31, 2018, respectively, and 4.3 million and 3.4 million for the three and nine months ended July 31, 2017, respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the periods. Also, 1.1 million shares for the nine months ended July 31, 2018, and 10.0 million and 10.1 million shares for the three and nine months ended July 31, 2017, respectively, of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because the Company had a net loss for the periods.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 6.4 million and 5.3 million for the three and nine months ended July 31, 2018, respectively, and 4.5 million and 4.6 million for the three and nine months ended July 31, 2017, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2018 and 2017, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2018. As of July 31, 2018, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax expense of $1.1 million and $1.7 million recognized for the three and nine months ended July 31, 2018, respectively, was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

 The total income tax expense of $287.0 million and $286.5 million for the three and nine months ended July 31, 2017, respectively, was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, income tax for the same periods were impacted by state tax expense from income generated in certain states, which was not offset by tax benefits in other states that had losses (for which we fully reserve the tax benefit from net operating losses).

Our federal net operating losses of $1.6 billion expire between 2028 and 2037. Our state NOLs of $2.6 billion expire between 2018 and 2037. Of the total state amount, $247.1 million will expire between 2018 through 2022; $463.1 million will expire between 2023 through 2027; $1.5 billion will expire between 2028 through 2032; and $348.6 million will expire between 2033 through 2037.

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

As of July 31, 2018, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $659.9 million as of July 31, 2018, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year loss position as of July 31, 2017. We are still in a cumulative three-year loss position as of July 31, 2018. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017 and second and third quarters of fiscal 2018, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

The refinancing in the third quarter of fiscal 2017 discussed in item 2 above will increase our interest incurred in fiscal 2018 and future years (based on our longer term modeling) by $23.4 million per year. (Negative Objective Evidence)

4.	Recent financial results of $40.0 million pre-tax loss for the first nine months of 2018. (Negative Objective Evidence)
5.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
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

HEI’s operating segments are components of the Company’s business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance and make operating decisions. Based on this criteria, each of the Company's communities qualifies as an operating segment, and therefore, it is impractical to provide segment disclosures for this many segments. As such, HEI has aggregated the homebuilding operating segments into six reportable segments.

HEI’s homebuilding operating segments are aggregated into reportable segments based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. HEI’s reportable segments consist of the following six homebuilding segments and a financial services segment noted below.

Homebuilding:

(1)	Northeast (New Jersey and Pennsylvania)
(2)	Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C. and West Virginia)
(3)	Midwest (Illinois and Ohio)
(4)	Southeast (Florida, Georgia and South Carolina)
(5)	Southwest (Arizona and Texas)
(6)	West (California)

Financial Services

Operations of the Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Operations of the Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2018	2017	2018	2017

Revenues:
Northeast	$26,705	$39,956	$90,675	$144,481
Mid-Atlantic	79,712	113,298	255,169	314,124
Midwest	45,659	41,052	129,176	126,773
Southeast	47,498	68,435	165,067	181,654
Southwest	157,514	209,295	444,966	617,959
West	86,105	104,523	249,253	301,897
Total homebuilding	443,193	576,559	1,334,306	1,686,888
Financial services	13,009	14,993	36,951	42,336
Corporate and unallocated (1)	510	483	5,165	755
Total revenues	$456,712	$592,035	$1,376,422	$1,729,979

Income (loss) before income taxes:
Northeast	$8,995	$(5,737)	$5,254	$(7,553)
Mid-Atlantic	3,401	3,714	12,053	8,514
Midwest	66	(3,313)	(3,388)	(5,771)
Southeast	(4,752)	(1,580)	(11,699)	(1,446)
Southwest	12,461	19,010	28,019	50,718
West	14,442	5,873	29,681	7,436
Homebuilding income before income taxes	34,613	17,967	59,920	51,898
Financial services	4,023	6,126	10,826	19,254
Corporate and unallocated (1)	(38,558)	(74,266)	(110,717)	(128,701)
Income (loss) before income taxes	$78	$(50,173)	$(39,971)	$(57,549)

(1)  Corporate and unallocated for the three months ended July 31, 2018 included corporate general and administrative costs of $16.4 million, interest expense of $20.2 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $4.3 million and $(2.3) million of other income and expenses primarily related to an adjustment to our insurance reserves, resulting from the recent Grandview legal settlement discussed in Note 7. Corporate and unallocated for the nine months ended July 31, 2018 included corporate general and administrative costs of $51.7 million, interest expense of $59.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $5.7 million and $(6.4) million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building, along with the adjustment to our insurance reserves, discussed above. Corporate and unallocated for the three months ended July 31, 2017 included corporate general and administrative costs of $15.7 million, interest expense of $17.2 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $42.3 million and $0.9 million of other income and expenses primarily related to interest income, rental income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2017 included corporate general and administrative costs of $47.4 million, interest expense of $46.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $34.9 million and $0.1 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation.

(In thousands)	July 31, 2018	October 31, 2017

Assets:
Northeast	$136,264	$180,545
Mid-Atlantic	223,382	224,398
Midwest	87,105	84,960
Southeast	253,235	231,644
Southwest	343,168	294,337
West	236,354	175,347
Total homebuilding	1,279,508	1,191,231
Financial services	113,122	162,113
Corporate and unallocated	275,858	547,554
Total assets	$1,668,488	$1,900,898

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

(Dollars in thousands)	July 31, 2018
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,512	$2,619	$32,131
Inventories	621,322	7,105	628,427
Other assets	33,734	-	33,734
Total assets	$684,568	$9,724	$694,292

Liabilities and equity:
Accounts payable and accrued liabilities	$86,935	$713	$87,648
Notes payable	333,692	-	333,692
Total liabilities	420,627	713	421,340
Equity of:
Hovnanian Enterprises, Inc.	96,869	4,069	100,938
Others	167,072	4,942	172,014
Total equity	263,941	9,011	272,952
Total liabilities and equity	$684,568	$9,724	$694,292
Debt to capitalization ratio	56%	0%	55%

(Dollars in thousands)	October 31, 2017
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$60,580	$194	$60,774
Inventories	666,017	9,162	675,179
Other assets	36,026	-	36,026
Total assets	$762,623	$9,356	$771,979

Liabilities and equity:
Accounts payable and accrued liabilities	$121,646	$429	$122,075
Notes payable	330,642	-	330,642
Total liabilities	452,288	429	452,717
Equity of:
Hovnanian Enterprises, Inc.	88,884	3,746	92,630
Others	221,451	5,181	226,632
Total equity	310,335	8,927	319,262
Total liabilities and equity	$762,623	$9,356	$771,979
Debt to capitalization ratio	52%	0%	51%

As of July 31, 2018 and October 31, 2017, we had advances and a note receivable outstanding of $4.7 million and $22.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $104.8 million and $115.1 million at July 31, 2018 and October 31, 2017, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the nine months ended July 31, 2018, we did not write-down any of our joint venture investments; however, one of our joint ventures in the Northeast recorded an asset impairment. We recorded our proportionate share of this impairment charge of $0.7 million as part of our share of the net loss of the venture.

	For the Three Months Ended July 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$194,539	$1,367	$195,906
Cost of sales and expenses	(173,073)	(1,057)	(174,130)
Joint venture net income	$21,466	$310	$21,776
Our share of net income	$10,705	$155	$10,860

	For the Three Months Ended July 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$62,610	$1,789	$64,399
Cost of sales and expenses	(70,411)	(1,873)	(72,284)
Joint venture net (loss)	$(7,801)	$(84)	$(7,885)
Our share of net (loss)	$(3,966)	$(42)	$(4,008)

	For the Nine Months Ended July 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$350,035	$4,985	$355,020
Cost of sales and expenses	(347,439)	(4,338)	(351,777)
Joint venture net income	$2,596	$647	$3,243
Our share of net income	$6,802	$323	$7,125

	For the Nine Months Ended July 31, 2017
(In thousands)	Homebuilding	Land Development	Total

Revenues	$214,103	$4,649	$218,752
Cost of sales and expenses	(225,594)	(4,696)	(230,290)
Joint venture net (loss)	$(11,491)	$(47)	$(11,538)
Our share of net (loss)	$(10,230)	$(24)	$(10,254)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $7.2 million and $2.5 million for the three months ended July 31, 2018 and 2017, respectively, and $12.1 million and $7.6 million for the nine months ended July 31, 2018 and 2017, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 55%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning November 1, 2018, and at that time, we expect to apply the modified retrospective method of adoption. We have been involved in industry-specific discussions with the FASB and within our industry on the treatment of certain items. Due to the nature of our operations, we expect to identify similar performance obligations in our contracts under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our recognition of revenues to remain generally the same. We do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard. We also do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change upon its adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate nonlease components from the associated lease component if certain conditions are met. We are currently evaluating both the method and the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance on our Condensed Consolidated Financial Statements.

19.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2018	Fair Value at October 31, 2017

Mortgage loans held for sale (1)	Level 2	$82,388	$132,424
Interest rate lock commitments	Level 2	(17)	(14)
Forward contracts	Level 2	83	15
Total		$82,454	$132,425

(1)  The aggregate unpaid principal balance was $80.3 million and $128.4 million at July 31, 2018 and October 31, 2017, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $604.9 million at July 31, 2018. Loans in process for which interest rates were committed to the borrowers totaled $73.8 million as of July 31, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2018, the segment had open commitments amounting to $23.0 million to sell MBS with varying settlement dates through August 21, 2018.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(315)	$53	$(41)

	Three Months Ended July 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(532)	$(34)	$206

	Nine Months Ended July 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,226	$(17)	$83

	Nine Months Ended July 31, 2017
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,681	$66	$(99)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2018 and 2017. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

Three Months Ended
July 31, 2018
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

		Nine Months Ended
		July 31, 2018
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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory of $2.1 million for the nine months ended July 31, 2018, and $3.2 million and $7.4 million for the three and nine months ended July 31, 2017, respectively. We did not record any inventory impairments for the three months ended July 31, 2018. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of our borrowings under the revolving credit and term loan facilities approximates their carrying amount based on Level 2 inputs. The fair value of each series of the senior unsecured notes (other than the senior exchangeable notes and the senior amortizing notes outstanding at  October 31, 2017) was estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields, which are Level 2 measurements. The fair value of the senior unsecured notes (all series in the aggregate), other than the senior exchangeable notes and senior amortizing notes outstanding at October 31, 2017, was estimated at $128.9 and $383.7 million as of July 31, 2018 and October 31, 2017, respectively.

The fair value of the senior secured notes (all series in the aggregate) at July 31, 2018 and October 31, 2017, and the senior amortizing notes and the senior exchangeable notes outstanding at October 31, 2017 are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments, which are Level 3 measurements. The fair value of the senior secured notes (all series in the aggregate) was estimated at $1.1 billion as of July 31, 2018. As of October 31, 2017, the fair value of the senior secured notes (all series in the aggregate), the senior amortizing notes and the senior exchangeable notes were estimated at $1.2 billion, $2.1 million and $54.2 million, respectively.

20.	Transactions with Related Parties

During both the three months ended July 31, 2018 and 2017, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million. During the nine months ended July 31, 2018 and 2017, the services provided by such engineering firm to the Company totaled $0.5 million and $0.6 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries).

OVERVIEW

As we have discussed for the past several quarters, our inability to buy land in fiscal 2016 and 2017, as a result of paying off $320 million of debt maturities from October 2015 through May 2016 has led to a reduction in community count and revenues, which impacts our overall profitability. Our total number of lots controlled increased in the quarter ended July 31, 2018, as compared to the same period of the prior year, which is the third consecutive quarter for which we have experienced a year over year quarterly increase. Our total number of lots controlled in the third quarter of 2018 was also a sequential increase of 16.7% compared to April 30, 2018. We believe continued growth in lots controlled should ultimately lead to community count growth and our recent refinancing transactions (discussed further below) provide much needed stability to our capital structure.

Our cash position during the first three quarters of fiscal 2018 allowed us to spend $404.9 million on land purchases and land development during the period, along with using $108.5 million of cash to pay down debt, and still have $216.7 million of homebuilding cash and cash equivalents as of July 31, 2018. This cash and our recent refinancing transactions, by extending our debt maturities, will enable us to allocate additional cash to further grow our business. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The factors discussed above for fiscal 2016 and 2017 led to a decrease in our community count over last year’s third quarter from 141 at July 31, 2017 to 123 at July 31, 2018, and as a result, for the first three quarters of fiscal 2018 we experienced mixed operating results compared to the prior year. More specifically:

● Net contracts per average active selling community increased slightly to 10.0 for the three months ended July 31, 2018 compared to 9.4 in the same period in the prior year, and increased slightly to 27.9 for the nine months ended July 31, 2018 compared to 26.7 in the same period in the prior year. In July 2018, we had a national advertising campaign for which sales incentives were determined at the community level and overall such incentives were not significant.

● Active selling communities decreased 12.8% over last year's third quarter, and net contracts decreased 6.4% and 10.2%, respectively, for the three and nine months ended July 31, 2018, compared to the same periods of the prior year.

● For the three and nine months ended July 31, 2018, sale of homes revenues decreased 22.9% and 21.6%, respectively, as compared to the same periods of the prior year, as a result of a 15.4% decrease in deliveries in both periods, as a result of our decreased community count.

● Gross margin percentage increased from 12.8% and 12.9% for the three and nine months ended July 31, 2017, respectively, to 15.4% and 14.6% for the three and nine months ended July 31, 2018, respectively. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.8% for both the three and nine months ended July 31, 2017 to 18.4% and 18.0% for the three and nine months ended July 31, 2018, respectively. The improvements in both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, are primarily the result of the mix of communities delivering, as well as the benefit of price increases in a number of communities primarily in the West, along with decreased land charges compared to the same periods of the prior year.

● Selling, general and administrative costs (including corporate general and administrative expenses) decreased $7.3 million for the three months ended July 31, 2018 and $4.8 million for the nine months ended July 31, 2018, respectively, as compared to the same periods of the prior year. As a percentage of total revenue, such costs increased from 10.3% for the three months ended July 31, 2017 to 11.8% for the three months ended July 31, 2018 and increased from 10.6% for the nine months ended July 31, 2017 to 12.9% for the nine months ended July 31, 2018. The dollar decrease for the three and nine months ended July 31, 2018 was primarily due to an increase in management fees received from our joint ventures, due to increased unconsolidated joint venture deliveries during the period. Also contributing to the dollar decrease in these periods was an adjustment to our insurance reserves in the third quarter of fiscal 2018, resulting from the recent Grandview legal settlement as discussed in Note 7 to the Condensed Consolidated Financial Statements. Partially offsetting the decreases for the nine months ended July 31, 2018, were higher stock compensation costs and legal (including litigation) fees incurred related to our recent financing transactions. We received insurance coverage, less the deductible, for the litigation costs. Also offsetting the decrease for the nine months ended July 31, 2018 was rent expense related to (i) the sale and leaseback of our former corporate headquarters building for the period from November 2017 to February 2018 and (ii) rent on our new headquarters building. The increases in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue for the three and nine months ended July 31, 2018 were mainly due to the decrease in total revenues for these periods as compared to the prior year periods.

When comparing sequentially from the second quarter of fiscal 2018 to the third quarter of fiscal 2018, our gross margin percentage increased from 13.8% to 15.4%, and our gross margin percentage, before cost of sales interest expense and land charges, increased slightly from 17.7% to 18.4%. Our gross margin percentage increased primarily as a result of product mix, as well as the benefit of price increases in a number of communities primarily in the West, and decreased land charges. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased from 12.3% to 11.8%, as compared to the second quarter of fiscal 2018 primarily due to an increase in management fees received from our joint ventures, due to increased unconsolidated joint venture deliveries during the period. Also contributing to the decrease was an adjustment to our insurance reserves in the third quarter of fiscal 2018, resulting from the recent Grandview legal settlement as discussed in Note 7 to the Condensed Consolidated Financial Statements. Additionally, in the second quarter of fiscal 2018, we incurred higher legal (including litigation) fees with respect to our recent financing transactions. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 2,287 homes in backlog with a dollar value of $946.5 million at July 31, 2018 (a decrease of 9.4% in dollar value compared to the same period in the prior year). As discussed above, we have invested $404.9 million in land purchases and land development during first three quarters of fiscal 2018, which along with continued land acquisitions, is expected to lead to future community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five years (in a market such as New Jersey). As expected, due to our use of cash for debt repayments as discussed above, our community count decreased during the first nine months of fiscal 2018. Given the mix of land that we currently control and the land investment we currently anticipate, we believe community count growth will begin in the early part of fiscal 2019. Once our community count grows, absent adverse market factors, we expect delivery and revenue growth will follow.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at July 31, 2018 decreased $247.0 million from October 31, 2017. We spent $404.9 million on land and land development during the first nine months of fiscal 2018. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $97.6 million of cash from operations. During the first three quarters of fiscal 2018, cash provided by investing activities was $14.9 million, primarily related to the sale of our former corporate headquarters building, along with distributions from a joint venture, partially offset by investments in new and existing joint ventures, and increases in restricted cash related to letters of credit. Cash used in financing activities was $164.7 million during the first three quarters of fiscal 2018 which included net payments of $108.5 million for debt repayments, $13.0 million to pay-off nonrecourse mortgage loans on our former corporate headquarters, $18.2 million net payments for land banking and model sale leaseback programs and a $49.8 million net reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2018 and 2017 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash taken together with the refinancing transactions discussed below will be sufficient through fiscal 2018 and 2019 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease (which happened in fiscal 2016 and 2017), causing us to generate positive cash flow from operations. In fiscal 2018, we used cash from operations due to continued spending on land purchases and land development. As we continue to increase spending on land purchases and land development, cash flow from operations will decrease. As we continue to actively seek land investment opportunities, we will also remain focused on maintaining sufficient liquidity to support our operations.

Debt Transactions

As of July 31, 2018, we had a $75.0 million outstanding senior secured term loan facility (the “Secured Term Loan Facility”) ($73.9 million net of debt issuance costs), and $1,110.0 million of outstanding senior secured notes ($1,092.4 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $400.0 million 10.5% Senior Secured Notes due 2024. As of July 31, 2018, we also had $180.7 million of outstanding senior notes ($144.9 million net of discount, premium and debt issuance costs), comprised of $90.1 million 5.0% Senior Notes due 2040 and $90.6 million 13.5% Senior Notes due 2026. In addition, as of July 31, 2018, there were $202.5 million ($201.6 million net of debt issuance costs) of borrowings on our senior unsecured term loan facility (“Unsecured Term Loan Facility”) and $26.0 million of borrowings and $3.8 million of letters of credit outstanding under our unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”).

Except for K. Hovnanian, the issuer of the notes and borrower under our credit facilities, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Secured Term Loan Facility (as defined below), the Unsecured Term Loan Facility (as defined below), the Unsecured Revolving Credit Facility (as defined below) and the senior secured notes and senior notes outstanding at July 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.5% 2020 Notes (defined below) collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Secured Term Loan Facility, the Unsecured Term Loan Facility, the Unsecured Revolving Credit Facility (collectively, the “credit facilities”) and the indentures governing the notes outstanding at July 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the Secured Term Loans (as defined below) and the 9.5% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Unsecured Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Unsecured Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness (with respect to the credit facilities and certain of the senior secured and senior notes) and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof  (with respect to the 10.0% 2022 Notes). The credit agreements governing the Secured Term Loan Facility, the Unsecured Term Loan Facility and the Unsecured Revolving Credit Facility and the indentures governing the notes also contain events of default which would permit the lenders/holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Secured Term Loan Facility (the “Secured Term Loans”), loans made under the Unsecured Term Loan Facility (the “Unsecured Term Loans”) and loans made under the Unsecured Revolving Credit Facility (the “Unsecured Loans”)/notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, the Unsecured Term Loans or Unsecured Loans/notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans, the Unsecured Term Loans and the Unsecured Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and the Unsecured Term Loans, a change of control, and, with respect to the Secured Term Loans and senior secured notes, the failure of the documents granting security for the Secured Term Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Term Loans and senior secured notes to be valid and perfected. As of July 31, 2018, we believe we were in compliance with the covenants of the credit facilities and the indentures governing our outstanding notes.

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

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Unsecured Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for the three months ended July 31, 2018. The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest will be payable in arrears, on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027, which is the ninth anniversary of the first closing date of the Unsecured Term Loan Facility.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent (the “Secured Administrative Agent”), and the GSO Entities entered into the New Secured Credit Facility. Availability under the New Secured Credit Facility will terminate on December 28, 2019 and any outstanding New Secured Loans on such date shall convert to secured term loans maturing on December 28, 2022. The New Secured Loans are available to fund the repayment of K. Hovnanian’s Secured Term Loan Facility (K. Hovnanian may voluntarily repay amounts outstanding under the Secured Term Loan Facility at any time from and after September 8, 2018) and for general corporate purposes, upon the terms and subject to the conditions set forth in the New Secured Credit Facility. When drawn, the New Secured Loans and the guarantees thereof will be secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes pursuant to an existing intercreditor agreement to which the collateral agent for the New Secured Credit Facility shall become a party. K. Hovnanian expects to use borrowings under the New Secured Credit Facility together with cash on hand to repay all amounts outstanding under the Secured Term Loan Facility shortly after such term loans become repayable.

On February 1, 2018, K. Hovnanian closed certain of the previously announced financing transactions as follows: (i) K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Unsecured Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled); and (ii) K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes,” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The Exchange Offer was treated as a substantial modification of debt. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes, which equaled $103.0 million for the New 2026 Notes and $44.0 million for the New 2040 Notes, resulting in a premium on the New 2026 Notes and a discount on the New 2040 Notes, and a loss on extinguishment of debt of $0.9 million for the nine months ended July 31, 2018.

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

On May 30, 2018, K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as Trustee, executed the Second Supplemental Indenture, dated as of May 30, 2018 (the “Supplemental Indenture”), to the Indenture governing the New Notes. The Supplemental Indenture eliminated the covenant restricting certain actions with respect to the Purchased 8.0% Notes, which covenant had included requirements that (A) K. Hovnanian and the guarantors of the New Notes would not, (i) prior to June 6, 2018, redeem, cancel or otherwise retire, purchase or acquire any Purchased 8.0% Notes or (ii) make any interest payments on the Purchased 8.0% Notes prior to their stated maturity, and (B) K. Hovnanian and the guarantors of the New Notes would not, and would not permit any of their subsidiaries to (i) sell, transfer, convey, lease or otherwise dispose of any Purchased 8.0% Notes other than to any subsidiary of the Company that is not K. Hovnanian or a guarantor of the New Notes or (ii) amend, supplement or otherwise modify the Purchased 8.0% Notes or the indenture under which they were issued with respect to the Purchased 8.0% Notes, subject to certain exceptions. In addition, the Supplemental Indenture eliminated events of default related to the eliminated covenant.  On May 30, 2018, K. Hovnanian paid the overdue interest on the Purchased 8.0% Notes that was originally due on May 1, 2018 and as a result of such payment, the “Default” under the Indenture governing the 8.0% Notes was cured.

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. The Unsecured Revolving Credit Facility, which facility size was reduced to $26.0 million in June 2018, is available for both letters of credit and general corporate purposes. Outstanding borrowings under the Unsecured Revolving Credit Facility accrue interest at an annual rate equal to either, as selected by K. Hovnanian, (i) the alternate base rate plus the applicable spread determined on the date of such borrowing or (ii) an adjusted London Interbank Offered Rate (“LIBOR”) rate plus the applicable spread determined as of the date two business days prior to the first day of the interest period for such borrowing. As of July 31, 2018, there were $26.0 million of borrowings and $3.8 million of letters of credit outstanding, which were collateralized by $3.9 million of cash, under the Unsecured Revolving Credit Facility. As of October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Unsecured Revolving Credit Facility. As of July 31, 2018, we believe we were in compliance with the covenants under the Unsecured Revolving Credit Facility. This facility has a final maturity date in September 2018.

In addition to the Unsecured Revolving Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $10.0 million and $1.7 million letters of credit outstanding at July 31, 2018 and October 31, 2017, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2018 and October 31, 2017, the amount of cash collateral in these segregated accounts was $10.3 million and $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of K. Hovnanian's credit facilities and senior secured notes and senior notes and the recently completed financing transactions.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $95.4 million and $64.5 million (net of debt issuance costs) at July 31, 2018 and October 31, 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $218.1 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 6.4% and 5.3% at July 31, 2018 and October 31, 2017, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our former corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of this corporate headquarters building.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2018 and October 31, 2017, we had an aggregate of $64.8 million and $114.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $127.0 million during the nine months ended July 31, 2018 from October 31, 2017. Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $19.2 million, in the Midwest by $6.1 million, in the Southeast by $8.6 million, in the Southwest by $59.7 million and in the West by $50.3 million. These increases were partially offset by a decrease in the Northeast of $16.9 million. The increases in inventory were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the nine months ended July 31, 2018, we had impairments in the amount of $2.1 million. We wrote-off costs in the amount of $1.1 million during the nine months ended July 31, 2018 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2018 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned decreased $27.8 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheets in accordance with US GAAP. The decrease from October 31, 2017 to July 31, 2018 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2018, inventory of $43.7 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $25.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2018, inventory of $53.3 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $46.5 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2018, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2018, we had mothballed land in 19 communities. The book value associated with these communities at July 31, 2018 was $24.5 million, which was net of impairment charges recorded in prior periods of $186.1 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2018, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $7.2 million and $23.6 million, respectively, of our total inventories at July 31, 2018 and October 31, 2017, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2018:

Northeast	4	735	3,788	4,523
Mid-Atlantic	20	1,924	3,284	5,208
Midwest	14	1,630	2,787	4,417
Southeast	14	2,165	2,628	4,793
Southwest	56	3,861	3,129	6,990
West	15	1,771	3,532	5,303

Consolidated total	123	12,086	19,148	31,234

Unconsolidated joint ventures(2)	20	3,043	1,073	4,116

Owned		7,811	4,747	12,558
Optioned		4,015	14,401	18,416

Controlled lots		11,826	19,148	30,974

Construction to permanent financing lots		260	-	260

Consolidated total		12,086	19,148	31,234

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

	July 31, 2018			October 31, 2017
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	13	5	18	11	6	17
Mid-Atlantic	33	13	46	81	11	92
Midwest	17	7	24	21	13	34
Southeast	67	12	79	118	28	146
Southwest	341	13	354	348	15	363
West	84	11	95	23	10	33
Total	555	61	616	602	83	685
Started or completed unsold homes and models per active selling communities (1)	4.5	0.5	5.0	4.6	0.7	5.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 123 and 130 at July 31, 2018 and October 31, 2017, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents increased $23.3 million from October 31, 2017 to $25.3 million at July 31, 2018. The increase was due to cash collateral required to collateralize certain of our letters of credit under our stand alone letter of credit facilities which had been previously issued under and collateralized by our Unsecured Revolving Credit Facility, along with cash collateral for a bond related to the Grandview litigation discussed in Note 7 to the Condensed Consolidated Financial Statements.

Investments in and advances to unconsolidated joint ventures decreased $10.3 million to $104.8 million at July 31, 2018 compared to October 31, 2017. These decreases were primarily due to the acquisition of the remaining assets of one of our joint ventures in the first quarter of fiscal 2018, along with partner distributions on another joint venture during the period. The decrease was partially offset by an increase for an investment in a new joint venture in the third quarter of fiscal 2018, along with increases related to our share of income and additional capital contributions on several existing joint ventures during the period. As of July 31, 2018 and October 31, 2017, we had investments in nine and ten homebuilding joint ventures, respectively, and one land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $20.2 million from October 31, 2017 to $37.9 million at July 31, 2018. The decrease was primarily due to funds received in the third quarter of fiscal 2018 for receivables related to land sales in the fourth quarter of fiscal 2017 and the second quarter of fiscal 2018.

Property, Plant, and Equipment decreased $32.8 million from October 31, 2017 to July 31, 2018. The decrease was primarily due to our sale of our former corporate headquarters building on November 1, 2017, totaling $34.7 million, net of accumulated depreciation. The decrease was slightly offset by an increase for software costs capitalized during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2018	2017	Change

Prepaid insurance	$4,446	$1,893	$2,553
Prepaid project costs	30,338	30,360	(22)
Other prepaids	6,527	4,245	2,282
Other assets	159	528	(369)
Total	$41,470	$37,026	$4,444

Prepaid insurance increased during the nine months ended July 31, 2018 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids increased primarily due to costs related to our Unsecured Term Loan Facility, along with new premiums for the renewal of certain software and related services during the period, partially offset by amortization of these costs.

Financial services (other assets) consist primarily of residential mortgages receivable held for sale of which $80.4 million and $131.5 million at July 31, 2018 and October 31, 2017, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2017 is related to a decrease in the volume of loans originated during the third quarter of 2018 compared to the fourth quarter of 2017, due to the decrease in deliveries, partially offset by an increase in the average loan value.

Nonrecourse mortgages increased to $95.4 million at July 31, 2018 from $64.5 million at October 31, 2017. The increase was primarily due to new mortgages for communities in all segments obtained during the nine months ended July 31, 2018, along with additional loan draws on existing mortgages, partially offset by the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2018	2017	Change

Accounts payable	$131,019	$128,844	$2,175
Reserves	120,479	134,089	(13,610)
Accrued expenses	12,940	12,900	40
Accrued compensation	38,906	47,209	(8,303)
Other liabilities	7,886	12,015	(4,129)
Total	$311,230	$335,057	$(23,827)

The increase in accounts payable was primarily due to increased construction spending on homes expected to be delivered in the fourth quarter of fiscal 2018. Reserves decreased during the period as payments for construction defect claims exceeded new accruals primarily due to the settlements of litigations. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2017 bonuses during the first quarter of fiscal 2018, partially offset by the new accruals for bonuses for nine months of fiscal 2018. Other liabilities decreased primarily due to deferred income recognized during the period for home closings that had been previously delayed in connection with the remediation of the Weyerhaeuser-manufacture I-joist issue disclosed in our Form 10-K for the fiscal year ended October 31, 2017.

Customers’ deposits increased $4.3 million to $38.1 million at July 31, 2018. The increase was primarily due to more homes with cash buyers in backlog during the period, resulting in larger than normal deposits on the related homes.

Nonrecourse mortgages secured by operating properties decreased $13.0 million from October 31, 2017 to July 31, 2018. The decrease was due to the payoff of our mortgage loans on our former corporate headquarters building, which was sold on November 1, 2017.

Liabilities from inventory not owned decreased $18.7 million to $72.4 million at July 31, 2018. The decrease was primarily due to a decrease in land banking activity during the period, along with a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $48.7 million from $141.9 million at October 31, 2017, to $93.2 million at July 31, 2018. The decrease was primarily due to a decrease in our mortgage warehouse lines of credit, and correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2018 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2017

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2018	July 31, 2017	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$442,859	$574,282	$(131,423)	(22.9)%
Land sales and other revenues	844	2,760	(1,916)	(69.4)%
Financial services	13,009	14,993	(1,984)	(13.2)%

Total revenues	$456,712	$592,035	$(135,323)	(22.9)%

	Nine Months Ended
(Dollars in thousands)	July 31, 2018	July 31, 2017	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,312,553	$1,673,250	$(360,697)	(21.6)%
Land sales and other revenues	26,918	14,393	12,525	87.0%
Financial services	36,951	42,336	(5,385)	(12.7)%

Total revenues	$1,376,422	$1,729,979	$(353,557)	(20.4)%

Homebuilding

For the three and nine months ended July 31, 2018, sale of homes revenues decreased $131.4 million, or 22.9%, and $360.7 million or 21.6%, respectively, as compared to the same periods of the prior year. These decreases were primarily due to the number of home deliveries decreasing 15.4% for both the three and nine months ended July 31, 2018, respectively, as compared to the prior year periods as our community count decreased. The average price per home decreased to $387,793 in the three months ended July 31, 2018 from $425,394 in the three months ended July 31, 2017. The average price per home decreased to $388,100 in the nine months ended July 31, 2018 from $418,522 in the nine months ended July 31, 2017. The decrease in average price was primarily the result of the geographic and community mix of our deliveries, as opposed to home price decreases (which we increase or decrease in communities depending on the respective community’s performance), partially offset by price increases in some communities primarily in the West. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the changes in segment revenues, see “Homebuilding Operations by Segment” below. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change

Northeast:
Dollars	$26,701	$40,015	(33.3)%	$70,406	$138,839	(49.3)%
Homes	47	86	(45.3)%	134	289	(53.6)%

Mid-Atlantic:
Dollars	$79,593	$113,111	(29.6)%	$254,660	$313,390	(18.7)%
Homes	144	194	(25.8)%	485	600	(19.2)%

Midwest:
Dollars	$45,579	$40,620	12.2%	$128,912	$126,065	2.3%
Homes	157	127	23.6%	440	411	7.1%

Southeast:
Dollars	$47,472	$68,408	(30.6)%	$165,120	$178,799	(7.7)%
Homes	121	166	(27.1)%	411	431	(4.6)%

Southwest:
Dollars	$157,406	$209,041	(24.7)%	$444,568	$617,199	(28.0)%
Homes	469	581	(19.3)%	1,319	1,751	(24.7)%

West:
Dollars	$86,108	$103,087	(16.5)%	$248,887	$298,958	(16.7)%
Homes	204	196	4.1%	593	516	14.9%

Consolidated total:
Dollars	$442,859	$574,282	(22.9)%	$1,312,553	$1,673,250	(21.6)%
Homes	1,142	1,350	(15.4)%	3,382	3,998	(15.4)%

Unconsolidated joint ventures(1)
Dollars	$193,796	$62,127	211.9%	$348,191	$212,983	63.5%
Homes	296	117	153.0%	620	364	70.3%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three and nine months ended July 31, 2018 as compared to the same periods of the prior year was primarily attributed to a decrease in deliveries as our community count has decreased year over year.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended July 31,		Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017

Northeast:
Dollars	$18,045	$26,648	$58,686	$94,611	$40,058	$55,284
Homes	32	52	104	201	68	116

Mid-Atlantic:
Dollars	$76,324	$97,017	$256,936	$322,308	$196,011	$257,891
Homes	144	173	481	589	324	419

Midwest:
Dollars	$43,596	$48,257	$160,320	$155,312	$130,377	$133,775
Homes	143	170	528	511	470	474

Southeast:
Dollars	$71,381	$73,896	$184,577	$175,924	$139,840	$142,296
Homes	175	172	456	421	330	322

Southwest:
Dollars	$177,174	$177,285	$517,119	$575,669	$250,369	$244,114
Homes	518	522	1,516	1,678	706	690

West:
Dollars	$102,183	$103,342	$264,793	$330,287	$189,868	$211,470
Homes	224	232	582	684	389	454

Consolidated total:
Dollars	$488,703	$526,445	$1,442,431	$1,654,111	$946,523	$1,044,830
Homes	1,236	1,321	3,667	4,084	2,287	2,475

Unconsolidated joint ventures(2)
Dollars	$127,195	$132,037	$443,389	$299,654	$370,113	$244,234
Homes	215	212	740	509	555	405

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

In the nine months of fiscal 2018, our open for sale community count decreased to 123 from 130 at October 31, 2017, which is the net result of opening 43 new communities, closing 52 communities and purchasing two communities from an existing joint venture since the beginning of fiscal 2018. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count for the nine months ended July 31, 2018 as compared to the same period of the prior year. However, as a sign of improvement in our sales absorption, net contracts per average active selling community for the nine months ended July 31, 2018 was 27.9 compared to 26.7 for the same period of the prior year. Net contracts per average active selling community was 10.0 for the three months ended July 31, 2018 compared to 9.4 for the three months ended July 31, 2017.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2018	2017	2016	2015	2014

First	18%	19%	20%	16%	18%
Second	17%	18%	19%	16%	17%
Third	19%	19%	21%	20%	22%
Fourth		22%	20%	20%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2018	2017	2016	2015	2014

First	12%	12%	13%	11%	11%
Second	15%	16%	14%	14%	17%
Third	14%	13%	12%	13%	13%
Fourth		12%	11%	12%	14%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2018	2017	2018	2017

Sale of homes	$442,859	$574,282	$1,312,553	$1,673,250

Cost of sales, excluding interest expense and land charges	361,303	478,069	1,076,132	1,391,966

Homebuilding gross margin, before cost of sales interest expense and land charges	81,556	96,213	236,421	281,284

Cost of sales interest expense, excluding land sales interest expense	13,424	18,397	41,025	55,284

Homebuilding gross margin, after cost of sales interest expense, before land charges	68,132	77,816	195,396	226,000

Land charges	96	4,197	3,183	9,334

Homebuilding gross margin	$68,036	$73,619	$192,213	$216,666

Gross margin percentage	15.4%	12.8%	14.6%	12.9%

Gross margin percentage, before cost of sales interest expense and land charges	18.4%	16.8%	18.0%	16.8%

Gross margin percentage, after cost of sales interest expense, before land charges	15.4%	13.6%	14.9%	13.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Sale of homes	100%	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.9%	74.0%	72.0%	73.4%
Commissions	3.6%	3.5%	3.6%	3.4%
Financing concessions	1.2%	1.2%	1.2%	1.2%
Overheads	4.9%	4.6%	5.2%	5.2%
Total cost of sales, before interest expense and land charges	81.6%	83.3%	82.0%	83.2%
Cost of sales interest	3.0%	3.2%	3.1%	3.3%
Land charges	0.0%	0.7%	0.3%	0.6%

Gross margin percentage	15.4%	12.8%	14.6%	12.9%
Gross margin percentage, before cost of sales interest expense and land charges	18.4%	16.8%	18.0%	16.8%
Gross margin percentage, after cost of sales interest expense, before land charges	15.4%	13.6%	14.9%	13.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 15.4% during the three months ended July 31, 2018 compared to 12.8% for the same period last year and increased to 14.6% during the nine months ended July 31, 2018 compared to 12.9% for the same period last year. The increase in gross margin percentage for the three and nine months ended July 31, 2018 compared to the same periods of the prior year was primarily due to the mix of communities delivering homes in each period and the benefit of price increases in some communities primarily in the West, along with decreased land charges. For the nine months ended July 31, 2018 and 2017, gross margin was favorably impacted by prior period inventory impairments of $41.1 million and $48.6 million, respectively, which represented 3.1% and 2.9%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.8% for the three months ended July 31, 2017 to 18.4% for the three months ended July 31, 2018, and increased from 16.8% for the nine months ended July 31, 2017 to 18.0% for the nine months ended July 31, 2018, primarily due to the mix of communities delivering homes in each period and the benefit of price increases in some communities primarily in the West.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $0.1 million and $4.2 million during the three months ended July 31, 2018 and 2017, respectively, and $3.2 million and $9.3 million during the nine months ended July 31, 2018 and 2017, respectively, to their estimated fair value. During the three and nine months ended July 31, 2018, we wrote-off residential land options and approval and engineering costs amounting to $0.1 million and $1.1 million compared to $1.0 million and $1.9 million for the three and nine months ended July 31, 2017, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments except the Southeast for the first three quarters of fiscal 2018, and were located in our Northeast, Mid-Atlantic, Midwest and Southeast segments for the first three quarters of fiscal 2017. We did not record inventory impairments during the three months ended July 31, 2018. We recorded $3.2 million of inventory impairments during the three months ended July 31, 2017, and $2.1 million and $7.4 million in inventory impairments during the nine months ended July 31, 2018 and July 31, 2017, respectively. The impairments recorded in the first three quarters of fiscal 2018 were primarily related to three communities in the Southeast. The impairments recorded in the first three quarters of fiscal 2017 were primarily related to two communities in the Northeast, one community in the Mid-Atlantic, two communities in the Southeast and two communities in the West. It is difficult to predict whether impairment levels will remain low. Should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2018	2017	2018	2017

Land and lot sales	$-	$1,785	$20,505	$11,497
Cost of sales, excluding interest	-	817	7,710	7,387
Land and lot sales gross margin, excluding interest	-	968	12,795	4,110
Land and lot sales interest expense	-	974	4,055	2,746
Land and lot sales gross margin, including interest	$-	$(6)	$8,740	$1,364

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were no land sales in the three months ended July 31, 2018 compared to three in the same period of the prior year, resulting in a decrease of $1.8 million in land sales revenue. There were two land sales in the nine months ended July 31, 2018 compared to eight in the same period of the prior year. The increase in revenues for the first nine months of fiscal 2018 occurred despite the decrease in the number of land sales, demonstrating the impact the mix of land sales can have on land sale revenues.

Land sales and other revenues decreased $1.9 million and increased $12.5 million for the three and nine months ended July 31, 2018, respectively, compared to the same periods in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease for the three months ended July 31, 2018 and the increase for the nine months ended July 31, 2018, compared to the three and nine months ended July 31, 2017, was mainly due to the fluctuation in land sales revenues noted above. The increase for the nine months ended July 31, 2018 was also partially due to the $3.6 million gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $8.0 million and $9.1 million for the three and nine months ended July 31, 2018, respectively, compared to the same periods last year. The decrease was attributed to the reduction of our community count, a decrease in insurance costs and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. Also contributing to the decrease in these periods was an adjustment to our insurance reserves in the third quarter of fiscal 2018, resulting from the recent Grandview legal settlement as discussed in Note 7 to the Condensed Consolidated Financial Statements. SGA expenses as a percentage of homebuilding revenues increased to 8.5% and 9.4% for the three and nine months ended July 31, 2018, respectively, compared to 7.9% and 8.0% for the three and nine months ended July 31, 2017, respectively, as a result of the 23.1% and 20.6% decline in homebuilding revenue for the same periods, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2018	2017	Variance	Variance %

Northeast
Homebuilding revenue	$26,705	$39,956	$(13,251)	(33.2)%
Income (loss) before income taxes	$8,995	$(5,737)	$14,732	256.8%
Homes delivered	47	86	(39)	(45.3)%
Average sales price	$568,106	$465,289	$102,817	22.1%

Mid-Atlantic
Homebuilding revenue	$79,712	$113,298	$(33,586)	(29.6)%
Income before income taxes	$3,401	$3,714	$(313)	(8.4)%
Homes delivered	144	194	(50)	(25.8)%
Average sales price	$552,726	$583,050	$(30,324)	(5.2)%

Midwest
Homebuilding revenue	$45,659	$41,052	$4,607	11.2%
Income (loss) before income taxes	$66	$(3,313)	$3,379	102.0%
Homes delivered	157	127	30	23.6%
Average sales price	$290,313	$319,839	$(29,526)	(9.2)%

Southeast
Homebuilding revenue	$47,498	$68,435	$(20,937)	(30.6)%
Loss before income taxes	$(4,752)	$(1,580)	$(3,172)	(200.8)%
Homes delivered	121	166	(45)	(27.1)%
Average sales price	$392,330	$412,098	$(19,768)	(4.8)%

Southwest
Homebuilding revenue	$157,514	$209,295	$(51,781)	(24.7)%
Income before income taxes	$12,461	$19,010	$(6,549)	(34.5)%
Homes delivered	469	581	(112)	(19.3)%
Average sales price	$335,620	$359,793	$(24,173)	(6.7)%

West
Homebuilding revenue	$86,105	$104,523	$(18,418)	(17.6)%
Income before income taxes	$14,442	$5,873	$8,569	145.9%
Homes delivered	204	196	8	4.1%
Average sales price	$422,099	$525,956	$(103,857)	(19.7)%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2018	2017	Variance	Variance %

Northeast
Homebuilding revenue	$90,675	$144,481	$(53,806)	(37.2)%
Income (loss) before income taxes	$5,254	$(7,553)	$12,807	169.6%
Homes delivered	134	289	(155)	(53.6)%
Average sales price	$525,421	$480,412	$45,009	9.4%

Mid-Atlantic
Homebuilding revenue	$255,169	$314,124	$(58,955)	(18.8)%
Income before income taxes	$12,053	$8,514	$3,539	41.6%
Homes delivered	485	600	(115)	(19.2)%
Average sales price	$525,071	$522,317	$2,754	0.5%

Midwest
Homebuilding revenue	$129,176	$126,773	$2,403	1.9%
Loss before income taxes	$(3,388)	$(5,771)	$2,383	41.3%
Homes delivered	440	411	29	7.1%
Average sales price	$292,982	$306,727	$(13,745)	(4.5)%

Southeast
Homebuilding revenue	$165,067	$181,654	$(16,587)	(9.1)%
Loss before income taxes	$(11,699)	$(1,446)	$(10,253)	(709.1)%
Homes delivered	411	431	(20)	(4.6)%
Average sales price	$401,751	$414,847	$(13,096)	(3.2)%

Southwest
Homebuilding revenue	$444,966	$617,959	$(172,993)	(28.0)%
Income before income taxes	$28,019	$50,718	$(22,699)	(44.8)%
Homes delivered	1,319	1,751	(432)	(24.7)%
Average sales price	$337,049	$352,484	$(15,435)	(4.4)%

West
Homebuilding revenue	$249,253	$301,897	$(52,644)	(17.4)%
Income before income taxes	$29,681	$7,436	$22,245	299.2%
Homes delivered	593	516	77	14.9%
Average sales price	$419,708	$579,376	$(159,668)	(27.6)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 33.2% for the three months ended July 31, 2018 compared to the same period of the prior year. The decrease for the three months ended July 31, 2018 was attributed to a 45.3% decrease in homes delivered, partially offset by a 22.1% increase in average sales price. The increase in average sales price was the result of delivering higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2018 compared to communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2017.

Income before income taxes improved $14.7 million to $9.0 million for the three months ended July 31, 2018 compared to a loss of $5.7 million in the same period of the prior year. The improvement was mainly due to a $10.8 million improvement in loss from unconsolidated joint ventures to income, a $3.6 million decrease in inventory impairment loss and land option write-offs and a $4.1 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense for the period decreased compared to the same period of the prior year.

Homebuilding revenues decreased 37.2% for the nine months ended July 31, 2018 compared to the same period of the prior year. The decrease was attributed to a 53.6% decrease in homes delivered, partially offset by a 9.4% increase in average sales price. The increase in average sales price was the result of delivering higher priced, single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2018 compared to communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in the nine months ended July 31, 2017.

Income before income taxes improved $12.8 million to $5.3 million for the nine months ended July 31, 2018 compared to a loss of $7.6 million in the same period of the prior year. The improvement was mainly due to a $15.2 million improvement in loss from unconsolidated joint ventures to income, a $3.0 million decrease in inventory impairment loss and land option write-offs, a $4.1 million decrease in selling, general and administrative costs, and a $14.6 million increase in land sales and other revenue, while gross margin percentage before interest expense for the period decreased compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues decreased 29.6% for the three months ended July 31, 2018 compared to the same period in the prior year. The decrease was primarily due to a 25.8% decrease in homes delivered and a 5.2% decrease in average sales price for the three months ended July 31, 2018 compared to the same period in the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 compared to some communities delivering in the three months ended July 31, 2017 that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment.

Income before income taxes decreased $0.3 million compared to the prior year to $3.4 million for the three months ended July 31, 2018, which was primarily due to the decrease in homebuilding revenues discussed above, partially offset by a $0.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 18.8% for the nine months ended July 31, 2018 compared to the same period in the prior year. The decrease was primarily due to a 19.2% decrease in homes delivered, while average sales price was relatively flat with a 0.5% increase for the nine months ended July 31, 2018.

Income before income taxes increased $3.5 million compared to the prior year to $12.1 million for the nine months ended July 31, 2018 due primarily to a $1.8 million decrease in inventory impairment loss and land option write-offs, a $1.4 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 11.2% for the three months ended July 31, 2018 compared to the same period in the prior year. The increase was primarily due to a 23.6% increase in homes delivered, partially offset by a 9.2% decrease in average sales price for the three months ended July 31, 2018. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017.

Income before income taxes improved $3.4 million to income of $0.1 million for the three months ended July 31, 2018 compared to a loss of $3.3 million in the same period in the prior year. The improvement for the three months ended July 31, 2018 was primarily due to the increase in homebuilding revenue discussed above, a $1.8 million improvement in the loss from unconsolidated joint ventures to income and a $0.6 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense was flat compared to the same period of the prior year.

Homebuilding revenues increased 1.9% for the nine months ended July 31, 2018 compared to the same period in the prior year. The increase was primarily due to a 7.1% increase in homes delivered, partially offset by a 4.5% decrease in average sales price for the nine months ended July 31, 2018. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017.

Loss before income taxes improved $2.4 million compared to the prior year to a loss of $3.4 million for the nine months ended July 31, 2018, primarily due to the increase in homebuilding revenue discussed above, a $1.8 million improvement in the loss from unconsolidated joint ventures and a $1.7 million decrease in selling, general and administrative costs, partially offset by a decrease in gross margin percentage before interest expense for the period.

Southeast - Homebuilding revenues decreased 30.6% for the three months ended July 31, 2018 compared to the same period in the prior year. The decrease for the three months ended July 31, 2018 was attributed a 27.1% decrease in homes delivered and a 4.8% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2017.

Loss before income taxes increased $3.2 million to a loss of $4.8 million for the three months ended July 31, 2018 primarily due to the decrease in homebuilding revenue discussed above, a $0.7 million decrease in income from unconsolidated joint ventures to a loss and a $0.5 million increase in selling, general and administrative costs, while gross margin percentage before interest expense was flat compared to the same period of the prior year.

Homebuilding revenues decreased 9.1% for the nine months ended July 31, 2018 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2018 was attributed to a 4.6% decrease in homes delivered and a 3.2% decrease in average sales price and a $2.9 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in the nine months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the nine months ended July 31, 2017.

Loss before income taxes increased $10.3 million to a loss of $11.7 million for the nine months ended July 31, 2018 primarily due to the decrease in homebuilding revenue discussed above, a $3.7 million decrease in income from unconsolidated joint ventures to a loss, and a $0.9 million increase in selling, general and administrative costs, while gross margin percentage before interest expense remained flat compared to the same period of the prior year.

Southwest - Homebuilding revenues decreased 24.7% for the three months ended July 31, 2018 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 19.3% decrease in homes delivered and a 6.7% decrease in average sales price for the three months ended July 31, 2018. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2017.

Income before income taxes decreased $6.5 million to $12.5 million for the three months ended July 31, 2018. The decrease was primarily due to the decrease in homebuilding revenue discussed above. Partially offsetting the decrease in income before income taxes was a $1.8 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense remained flat compared to the same period of the prior year.

Homebuilding revenues decreased 28.0% for the nine months ended July 31, 2018 compared to the same period in the prior year. The decrease was primarily due to a 24.7% decrease in homes delivered and a 4.4% decrease in average sales price for the nine months ended July 31, 2018. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017.

Income before income taxes decreased $22.7 million compared to the prior year to $28.0 million for the nine months ended July 31, 2018. The decrease was due to the decrease in homebuilding revenues discussed above. Partially offsetting the decrease in income before income taxes was a $4.2 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense remained flat compared to the same period of the prior year.

West - Homebuilding revenues decreased 17.6% for the three months ended July 31, 2018 compared to the same period in the prior year. The decrease for the three months ended July 31, 2018 was primarily attributed to a 19.7% decrease average sales price, partially offset by a 4.1% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2017. Partially offsetting the decrease in average sales price was the impact of price increases in certain communities within the segment.

Income before income taxes increased $8.6 million to $14.4 million for the three months ended July 31, 2018. The increase was primarily due to a $1.5 million improvement in the loss from unconsolidated joint ventures to income and an increase in gross margin percentage before interest expense for the three months ended July 31, 2018 compared to the same period in the prior year.

Homebuilding revenues decreased 17.4% for the nine months ended July 31, 2018 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2018 was primarily attributed to a 27.6% decrease in average sales price, partially offset by a 14.9% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2018 compared to some communities that are no longer delivering and which had higher priced, single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2017. Partially offsetting the decrease in average sales price was the impact of price increases in certain communities within the segment.

Income before income taxes increased $22.2 million to $29.7 million for the nine months ended July 31, 2018. The increase was due to a $1.8 million decrease in inventory impairments and land option write-offs, a $3.0 million improvement in the loss from unconsolidated joint ventures to income and an increase in gross margin percentage before interest expense for the nine months ended July 31, 2018 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first three quarters of fiscal 2018 and 2017, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 25.2% and 26.0%, respectively, of our total loans. The origination of FHA/VA loans have decreased slightly from the first three quarters of fiscal 2017 to the first three quarters of fiscal 2018 and our conforming conventional loan originations as a percentage of our total loans increased from 69.1% to 69.7% for these periods, respectively. The origination of loans which exceed conforming conventions have increased slightly from 4.9% for the first three quarters of fiscal 2017 to 5.0% for the first three quarters of fiscal 2018. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2018, financial services provided $4.0 million and $10.8 million of pretax profit compared to $6.1 million and $19.3 million of pretax profit for the same periods of fiscal 2017. Revenues were down 13.2% and 12.7% and costs were flat and up 13.2% for the three and nine months ended July 31, 2018 compared to the three and nine months ended July 31, 2017, respectively. Due to the competitive financial services market and recent increases in mortgage rates, the basis point spread between the loans originated and the implied rate from the sale of the loans has decreased for the three and nine months ended July 31, 2018 compared to the same periods in the prior year, which resulted in a decrease in financial services revenue. The increase in costs in the nine months ended July 31, 2018 was attributed to the reversal of a reserve in the first three quarters of fiscal 2017 due to the settlement of a dispute for significantly less than the amount that had been previously reserved, which did not recur in the current fiscal year. In the market areas served by our wholly owned mortgage banking subsidiaries, 71.7% and 68.0% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2018 and 2017, respectively, and 70.9% and 67.3% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2018 and 2017, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, legal expenses, rent and facility costs and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $16.4 million for the three months ended July 31, 2018 compared to $15.7 million for the three months ended July 31, 2017, and increased to $51.7 million for the nine months ended July 31, 2018 compared to $47.4 million for the nine months ended July 31, 2017. The increases in the three and nine months ended July 31, 2018 from the prior year periods were primarily due to increased legal (including litigation) fees related to our recent financing transactions and higher costs for ongoing litigations involving the Company. Also contributing to the increase in corporate general and administrative expenses was rent expense incurred during the three and nine months ended July 31, 2018, related to (i) the sale and leaseback of our former corporate headquarters building for the period from November 2017 to February 2018, and (ii) our new corporate headquarters building which we moved into in February 2018. Additionally impacting the nine months ended July 31, 2018 increase was an increase in stock compensation expense, as a result of higher stock prices for grants that are currently being expensed, along with lower expense in the first three quarters of fiscal 2017, resulting from the forfeiture of compensation under our long-term incentive plan as a result of the retirement of a senior executive, along with the cancelation of certain stock awards that did not meet their performance criteria.

Other Interest

Other interest increased $1.3 million for the three months ended July 31, 2018 compared to the three months ended July 31, 2017 and increased $11.6 million for the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase for the three and nine months ended July 31, 2018 was attributed to more interest incurred as a result of the senior secured notes issued in July 2017 that have a higher interest rate than the senior secured notes which they refinanced. In addition, our qualifying assets for interest capitalization decreased by more than our debt, therefore directly expensed interest increased for the three and nine months ended July 31, 2018 compared to the same periods in the prior year.

Loss on Extinguishment of Debt

On February 1, 2018, K. Hovnanian closed certain of the previously announced financing transactions as follows: (i) K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Unsecured Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled); and (ii) K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the exchange offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of New 2026 Notes and $90.1 million aggregate principal amount of New 2040 Notes, and as part of the Exchange Offer, the Subsidiary Purchaser, purchased for $26.5 million in cash the Purchased 8.0% Notes. These transactions resulted in a loss on extinguishment of debt of $1.4 million for the nine months ended July 31, 2018, which is included in "Loss on extinguishment of debt" on the Condensed Consolidated Statement of Operations. In addition, on May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (upon redemption, such 8.0% Notes were cancelled) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility. This transaction resulted in a loss on extinguishment of debt of $4.3 million for the three and nine months ended July 31, 2018, which is included in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Operations. See Note 11 to the Condensed Consolidated Financial Statements.

During the nine months ended July 31, 2017, we repurchased in open market transactions $17.5 million aggregate principal amount of 7.0% Notes, $14.0 million aggregate principal amount of 8.0% Notes and 6,925 6.0% Senior Exchangeable Note Units representing $6.9 million stated amount of Units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. This gain was offset by $0.4 million of additional costs associated with the 9.5% Senior Secured Notes issued during the fourth quarter of fiscal 2016 and the debt transactions during the third quarter of fiscal 2017 discussed below.

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances, together with available cash, were used to (i) purchase $575,912,000 principal amount of 7.25% senior secured first lien notes, $87,321,000 principal amount of 9.125% senior secured second lien notes and all $75,000,000 principal amount of 10.0% senior secured second lien notes that were tendered and accepted for purchase pursuant to the tender offers and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which such secured notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% senior secured first lien notes and all remaining $57,679,000 principal amount of 9.125% senior secured second lien notes, respectively, that were not validly tendered and purchased in the applicable tender offer in accordance with the redemption provisions of the indentures governing such notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million, which is included as “Loss on extinguishment of debt” on the Condensed Consolidated Statement of Operations.

Income (loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures of $10.7 million for the three months ended July 31, 2018 improved by $14.6 million compared to a loss of $3.9 million for the same period of the prior year. Income from unconsolidated joint ventures of $6.9 million for the nine months ended July 31, 2018 improved $17.0 million compared to a loss of $10.1 million for the same period of the prior year. The improvement for both the three and nine months is due to the recognition of our share of income from certain of our joint ventures delivering more homes and increased profits in the current fiscal year as compared to the prior fiscal year when they reported losses primarily due to startup costs.

Total Taxes

The total income tax expense of $1.1 million and $1.7 million recognized for the three and nine months ended July 31, 2018, respectively, was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $287.0 million and $286.5 million for the three and nine months ended July 31, 2017, respectively, was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, income tax for the same periods were impacted by state tax expense from income generated in certain states, which was not offset by tax benefits in other states that had losses (for which we fully reserve the tax benefit from net operating losses).

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. We also have certain national contracts whereby the prices are applicable for time periods ranging from one to three years. Construction costs for residential buildings represent approximately 54.7% of our homebuilding cost of sales for the nine months ended July 31, 2018.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of July 31, 2018, our principal cash payment obligations on our long-term debt obligations by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2018 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	FV at 7/31/18

Long term debt (1)(2):
Fixed rate	$26,000	$75,000	$-	$75,000	$635,000	$783,257	$1,594,257	$1,531,914
Weighted average interest rate	2.72%	9.09%	-%	9.5%	8.21%	8.79%	8.51%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include $3.8 million of letters of credit issued as of July 31, 2018 under our $75.0 million Unsecured Revolving Credit Facility.

(2)	Does not include $95.4 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2018. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

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

4(f)	Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2. (8)
4(g)	Second Supplemental Indenture, dated as of May 30, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (9)
10(a)*	Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter)
10(b)*	Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter)
10(c)*	Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter)
10(d)*	Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter)
10(e)*	Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter)
10(f)*	Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter)
10(g)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter)
10(h)*	Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter)
10(i)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter)
10(j)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter)
10(k)*	Director Stock Option Agreement Class A (2018 grants and thereafter)
10(l)	First Amendment, dated as of May 14, 2018, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (10)
10(m)	First Amendment, dated as of May 14, 2018, to the $125,000,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (10)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2018 and 2017, (iii) the Condensed Consolidated Statement of Equity for the nine months ended July 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*Management contracts or compensatory plan or arrangements

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 15, 2013.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 11, 2015.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q (001-08551) of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed March 14, 2018.

(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed January 11, 2018.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed May 30, 2018.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed May 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 10, 2018
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 10, 2018
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller