Form 10-K
period 2018-10-31
HOVNANIAN ENTERPRISES INC
filed 2018-12-20
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Matawan Road, Fifth Floor, Matawan, NJ	07747
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $244,113,849.

As of the close of business on December 14, 2018, there were outstanding 132,835,722 shares of the Registrant’s Class A Common Stock and 15,550,099 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 19, 2019, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 336,000 homes, including 5,831 homes in fiscal 2018. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 123 communities in 25 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $144,000 to $2,252,000 with an average sales price, including options, of $393,000 nationwide in fiscal 2018.

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

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida.

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

Employees

We employed 1,851 full-time employees (whom we refer to as associates) as of October 31, 2018.

Corporate Offices and Available Information

Our corporate offices are located at 90 Matawan Road, Fifth Floor, Matawan, New Jersey 07747 (See Item 2-Properties). Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available free of charge through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

Given the relatively low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which are critical to improving our financial performance. As discussed in previous quarters, we were limited in our ability to invest in land purchases in fiscal 2016 and 2017 due to significant debt maturities that we were unable to refinance and therefore had to pay at maturity. This reduction of investment has led to a decrease in community count and revenues, which impacts our overall profitability. In the fourth quarter of fiscal 2016 and in July 2017, we were able to refinance certain of our debt maturities and in fiscal 2018 the Company entered into certain financing transactions with GSO Capital Partners LP (“GSO”) which extended our debt maturities. These transactions provided us with the long term capital needed to implement our strategy to invest in land to grow the business to more significant profitability. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

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

Our strategy includes homebuilding and land development joint ventures as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to home buyers. Our land development joint ventures include those with developers and other homebuilders, as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2018, 2017 and 2016, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 2,777 lots, 3,930 lots and 6,102 lots, respectively, out of 20,387 total lots, 17,837 total lots and 19,210 total lots, respectively, under option, resulting in pretax charges of $1.4 million, $2.7 million and $8.9 million, respectively.

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

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston, Dallas and Northern California; and we cannot predict the extent to which shortages in necessary materials or labor may occur in these or other markets in the future.

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

During the year ended October 31, 2018, for the markets in which our mortgage subsidiaries originated loans, 12.9% of our home buyers paid in cash and 72.4% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2018 were 69.8% prime and 24.6% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 5.6% of our loan originations represent jumbo and/or USDA loans.

We sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

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

Current base prices for our homes in contract backlog at October 31, 2018, range from $403,000 to $866,000 in the Northeast, from $235,000 to $2,252,000 in the Mid-Atlantic, from $144,000 to $831,000 in the Midwest, from $239,000 to $997,000 in the Southeast, from $183,000 to $582,000 in the Southwest and from $231,000 to $962,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2018, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$96,012	178	$539,393
Mid-Atlantic	354,153	672	527,013
Midwest	196,307	662	296,536
Southeast	237,948	596	399,242
Southwest	637,568	1,873	340,399
West	384,240	866	443,695
Consolidated total	$1,906,228	4,847	$393,280
Unconsolidated joint ventures (1)	$599,979	984	$609,735

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 11.9% to $1.8 billion for the year ended October 31, 2018 from $2.1 billion for the year ended October 31, 2017. The number of homes contracted decreased 10.1% to 4,671 in fiscal 2018 from 5,196 in fiscal 2017. The decrease in the number of homes contracted occurred along with a 12.2% decrease in the average number of open-for-sale communities from 148 for fiscal 2017 to 130 for fiscal 2018. We contracted an average of 35.9 homes per average active selling community in fiscal 2018 compared to 35.1 homes per average active selling community in fiscal 2017, a 2.3% increase in sales pace per community as our performance per community improved in fiscal 2018 as compared to fiscal 2017.

 Information on the value of net sales contracts by segment for the years ended October 31, 2018 and 2017, is set forth below:

(Value of net sales contracts in thousands)	2018	2017	Percentage of Change
Northeast	$74,730	$119,018	(37.2%)
Mid-Atlantic	340,963	399,420	(14.6%)
Midwest	204,487	193,451	5.7%
Southeast	225,703	232,278	(2.8%)
Southwest	640,604	718,595	(10.9%)
West	348,726	421,335	(17.2%)
Consolidated total	$1,835,213	$2,084,097	(11.9%)
Unconsolidated joint ventures(1)	$556,745	$436,538	27.5%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our active selling communities under development as of October 31, 2018. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	4	975	284	51	640
Mid-Atlantic	20	3,436	1,755	296	1,385
Midwest	14	2,669	895	394	1,380
Southeast	14	3,236	913	251	2,072
Southwest	56	10,220	6,336	523	3,361
West	15	3,628	1,588	311	1,729
Total	123	24,164	11,771	1,826	10,567

(1)	Includes 252 home sites under option.
(2)	Of the total remaining homes available, 642 were under construction or completed (including 71 models and sales offices), and 3,905 were under option.

Backlog

At October 31, 2018 and 2017, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,192 homes and 2,437 homes, respectively, with sales values aggregating $977.3 million and $1.1 billion, respectively. The majority of our backlog at October 31, 2018 is expected to be completed and closed within the next six to nine months. At November 30, 2018 and 2017, our backlog of signed contracts, including unconsolidated joint ventures, was 2,248 homes and 2,606 homes, respectively, with sales values aggregating $1.0 billion and $1.2 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 43 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, and some sections of the Mid-Atlantic and Midwest, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. In most markets, an additional deposit is required when a customer selects and commits to optional upgrades in the home. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statements of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2018, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 30,557 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value	(1)
Northeast:
Under option	28	3,038	$233,739	$6,564
Owned	4	191		$9,099
Total	32	3,229		$15,663
Mid-Atlantic:
Under option	22	1,749	$186,537	$5,364
Owned	12	1,365		$36,786
Total	34	3,114		$42,150
Midwest:
Under option	18	2,601	$105,098	$2,404
Owned	8	383		$5,782
Total	26	2,984		$8,186
Southeast:
Under option	16	2,333	$84,844	$2,417
Owned	2	15		$5,633
Total	18	2,348		$8,050
Southwest:
Under option	33	2,714	$157,662	$9,529
Owned	2	185		$6,907
Total	35	2,899		$16,436
West:
Under option	9	1,018	$80,678	$2,690
Owned	16	2,572		$18,191
Total	25	3,590		$20,881
Totals:
Under option	126	13,453	$848,558	$28,968
Owned	44	4,711		$82,398
Combined total	170	18,164		$111,366

For comparison, below are the combined totals as of October 31, 2017. We are providing this information to demonstrate the growth in our total controlled lots during fiscal 2018.

(Dollars in thousands)
Combined total	143	15,557	$140,924

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2018, option fees and deposits aggregated approximately $19.2 million. As of October 31, 2018, we spent an additional $9.8 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During the declining homebuilding market, we decided to mothball (or stop development on) certain communities where we determined that current market conditions did not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from Sold and unsold homes and lots under development to Land and land options held for future development or sale. See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities. For additional financial information regarding our homebuilding segments, see Note 10 to the Consolidated Financial Statements.

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In recent years, we have experienced some construction delays due to shortage of labor in certain markets like Houston, Dallas and Northern California. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors.

Seasonality

Our business is seasonal in nature and, historically, weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs.

Competition

Our homebuilding operations are highly competitive. We are among the top 15 homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	Employment levels and wage and job growth;

●	Availability and affordability of financing for home buyers;

●	Interest rates;

●	Adverse changes in tax laws;

●	Foreclosure rates;

●	Inflation;

●	Consumer confidence;

●	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	Population growth; and

●	Availability of water supply in locations in which we operate.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and letters of credit may not be issued under our current revolving credit facility. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. For example, subsequent to our fiscal year-end, there have been significant wildfires throughout Southern California. While none of our communities have been directly affected, we could experience labor shortages, construction delays or utility company delays, which in turn could impact our fiscal 2019 results. In addition, in September 2017, Hurricane Harvey and Hurricane Irma caused disruption and delays in Houston and Florida. Similarly, our production process slowed and our cost of operations increased in Texas during fiscal 2015 as a result of record wet conditions in this state and, in August 2011 and October 2012, Hurricane Irene and Hurricane Sandy, respectively, caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during those months.

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

A significant downturn in the homebuilding industry could materially and adversely affect our business.

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011. Further, we had substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. Although the homebuilding market has improved in the last few years, the recovery has been slow by historical standards and the volume of housing starts is still below normal historical averages and our business, liquidity and results of operations continue to be impacted by the lasting effects of the significant and sustained downturn and it may continue to materially adverse our business and results of operations in future years. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.

Several challenges, such as general U.S. economic uncertainty and the potential for more rapid inflation, extreme weather conditions, increasing cycle times due to labor shortages, increasing labor and materials costs, the restrictive mortgage lending environment and rising mortgage interest rates and regulatory changes, could further impact the housing market and, consequently, our performance. For example, if rising house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sales prices, which may result in lower gross margins.

Our high leverage may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2018, including the debt of the subsidiaries that guarantee our debt, was $1,493.3 million ($1,453.3 million net of discount and premiums). Additionally, we have a $125.0 million senior secured credit facility, which was fully available for borrowing as of October 31, 2018.

●

Our debt service payments for the year ended October 31, 2018, were $322.8 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

As of October 31, 2018, we had $12.5 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $12.7 million of cash. Our fees for these letters of credit for the year ended October 31, 2018, which are based on both the used and unused portion of the facilities and agreements, were $1.3 million. We also had substantial contractual commitments and contingent obligations, including $192.5 million of performance bonds as of October 31, 2018. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business, and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity or debt securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations to the extent we have any floating rate indebtedness. A higher interest rate on our debt service obligations could result in lower earnings or increased losses.

Our sources of liquidity are limited and may not be sufficient to meet our needs.

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Cash used in and provided from operating activities in fiscal 2018 and fiscal 2017 were $66.8 million and $301.6 million, respectively. Depending on the levels of our land purchases, we could generate negative or positive cash flow in future years. In 2016, we used a significant portion of cash to repay debt because financing was unavailable to us in the capital and loan markets. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, letters of credit may not be issued under our current revolving credit facility and we may need additional letters of credit above the amounts provided under these stand-alone facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future (including a requirement in the 9.50% Senior Secured Notes due 2020 that any new or refinancing indebtedness may not be scheduled to mature earlier than specified dates in 2021) and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our revolving credit facility and our senior secured notes may make it more difficult to raise additional financing in the future.

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

Under the terms of our indebtedness under our indentures and credit facilities, we have the ability, subject to our debt covenants, to incur additional amounts of debt, including secured debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations, such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our debt instruments (and may be secured), and therefore, are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. Negative rating actions by credit agencies, including downgrades, may make it more difficult and costly for us to access capital. Therefore, any downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

Our business is seasonal in nature and our quarterly operating results fluctuate.

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

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The homebuilding industry is highly competitive for land that is suitable for residential development and the availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive overbidding on land and lots, geographical or topographical constraints and restrictive governmental regulation. Should suitable land opportunities become less available, our ability to implement our strategies and operational actions would be limited and the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land compared to others who have more substantial cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry is vulnerable to raw material and labor shortages and has from time to time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year, and there is a potential for significant future price increases. Delays or cost increases caused by raw material and labor shortages and price fluctuations, including as a result of inflation or wage increases, could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years, including fiscal 2017 and 2018 during which we also experienced increased materials and construction costs. It is uncertain whether these shortages will continue as is, improve or worsen. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. If rising labor and house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sale prices, which may result in lower gross margins.

We rely on subcontractors to construct our homes and may incur costs or losses if these subcontractors fail to properly construct our homes or manage and pay their employees.

We engage subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Despite our quality control efforts, we may discover that our subcontractors failed to properly construct our homes or may use defective materials. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors and insurers.

We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws. When we learn about possibly improper practices by subcontractors, we attempt to cause the subcontractors to discontinue them and may terminate the use of such subcontractors. However, attempts at mitigation may not avoid claims against us relating to actions of or matters relating to our subcontractors that are out of our control. For example, although we do not have the ability to control what these independent subcontractors pay their own employees, or their own subcontractors, or the work rules they impose on such personnel, federal and state governmental agencies, including the U.S. National Labor Relations Board, have sought, and may in the future seek, to hold contracting parties like us responsible for subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces. Governmental agency determinations or attempts by others to make us responsible for subcontractors’ labor practices or obligations, could create substantial adverse exposure for us in these types of situations even though not within our control.

We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving actions or matters that are not within our control.

When we learn about possibly improper practices by subcontractors, we attempt to cause the subcontractors to discontinue them and may terminate the use of such subcontractors. However, attempts at mitigation may not avoid claims against us relating to actions of or matters relating to our subcontractors.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.

We rely on subcontractors to perform the actual construction of our homes, and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

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

We conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Ohio, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Ohio, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected. See also “—The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets, and weather and other environmental conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured, could result in cancellation of sales contracts, and could affect our liquidity.”

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, his or her inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2018, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,192 homes with a sales value aggregating $977.3 million. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Interest rates have been at historic lows over the last several years and are expected to increase. Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The "Tax Cuts and Jobs Act" which was signed into law in December 2017 includes provisions which impose significant limitations with respect to these income tax deductions. For instance, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2018, we had invested an aggregate of $123.7 million in these joint ventures, including advances and a note receivable to these joint ventures of $4.6 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

We are subject to extensive and complex laws and regulations that affect the development of land and homebuilding, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any of the above delays or costs could have a negative effect on our future revenues and earnings.

 We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community's site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions, and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule delays the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). The district court’s August 2018 decision is being appealed, and the EPA and U.S. Army Corps of Engineers are seeking a stay of the decision. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

Legal claims not resolved in our favor, such as product liability litigation and warranty claims may be costly.

As discussed in Item 3 – “Legal Proceedings,” in the ordinary course of business we are involved in litigation from time to time, including with home owners associations, home buyers and other persons with whom we have relationships. For example, as a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China (“Chinese Drywall”) that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation.

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Item 3 – “Legal Proceedings” and Note 18 to our Consolidated Financial Statements for the year ended October 31, 2018). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

We compete not only for home buyers but also for desirable properties, financing, raw materials, and skilled labor often within larger subdivisions designed, planned, and developed by other homebuilders. Our competitors include other local, regional and national homebuilders, some of which have greater sales and financial resources or more established relationships with suppliers and subcontractors in the markets in which we operate. In addition, we compete with other housing alternatives, such as existing homes and rental housing. In the homebuilding industry, we compete primarily on the basis of reputation, price, location, design, quality, service and amenities. Our financial services segment competes with other mortgage providers, primarily on the basis of fees, interest rates and other features of mortgage loan products.

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:

●

difficulty in acquiring suitable land at acceptable prices (see also “−Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to fund such investments”);

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock that enabled them to cast approximately 57% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2018. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.6 billion through the fiscal year ended October 31, 2018, and we may generate net operating loss carryforwards in future years.

Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

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

The value of our deferred tax assets is also dependent upon the tax rates expected to be in effect at the time the taxable income is expected to be generated. A decrease in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate rate, would decrease the value of our deferred tax assets, which could be material.

 Our Board of Directors has adopted, and our shareholders have approved, a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board of Directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $16.60 per share (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights. After the distribution date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the purchase price, that number of shares of Class A common stock or Class B common stock, as the case may be, having a market value of two times the purchase price. After the distribution date, our Board of Directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Junior Preferred Stock (or of a share of a similar class or series of Hovnanian’s preferred stock having similar rights, preferences and privileges) of equivalent value, per right (subject to adjustment).

In addition, our Restated Certificate of Incorporation restricts certain transfers of our common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of the Company’s stock that result from the transfer of interests in other entities that own the Company’s stock) if the effect would be to: (i) increase the direct or indirect ownership of the Company’s stock by any person (or public group) from less than 5% to 5% or more of the Company’s stock; (ii) increase the percentage of the Company’s stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the Company’s stock; or (iii) create a new “public group” (as defined in the applicable United States Treasury regulations).

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

We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third-parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through data-theft and cyber-attack), usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. If our computer systems and our backup systems, or those of the third-parties on whose systems we rely, are breached, compromised, damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or the misappropriation of proprietary or confidential information, including information about our business partners and home buyers. Our failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages. Further, we are continuously working to develop and maintain our systems and protect them from the threats enumerated above. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third-parties on whose systems we rely.

Negative publicity could adversely affect our reputation and our business, financial results and stock price.

Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, "tweets", and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 57,000 square feet of office space in the Northeast for our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 346,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Included in this amount is 6,800 square feet of abandoned lease space.

ITEM 3

LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. The significant majority of our litigation matters are related to construction defect claims. Our estimated losses from construction defect litigation matters, if any, are included in our construction defect reserves as discussed in Note 16 to the Consolidated Financial Statements.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule delays the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia and the United States territories, and that the pre-June 2015 regime applies in the rest). The district court’s August 2018 decision is being appealed, and the EPA and U.S. Army Corps of Engineers are seeking a stay of the decision. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

On January 24, 2018, the relevant Hovnanian-affiliated defendants appealed all aspects of the verdict against them. On February 16, 2018, the Court entered an order staying execution of the judgment provided that the Hovnanian-affiliated defendants post a bond in the amount of approximately $11.1 million. On March 9, 2018, the Hovnanian-affiliated defendants filed the Court-approved bond. On July 30, 2018, during the pendency of the appeal, the Hovnanian-affiliated defendants settled the Grandview Plaintiff's claims for an amount less than the bond, which amount was paid on September 12, 2018.  As part of the settlement, all appeals were dismissed other than the appeal of the Court’s denial of the Hovnanian-affiliated defendant’s contractual indemnification claim against the project architect.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff recently asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which remains pending. Trial is currently scheduled for March 25, 2019. Court ordered mediation sessions have been scheduled for January 2019. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 436 stockholders of record at December 14, 2018. There is no established public trading market for our Class B Common Stock, which was held by 227 stockholders of record at December 14, 2018. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

Recent Sales of Unregistered Equity Securities

 None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2018. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 0.5 million.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data (In thousands, except per share data)	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014
Revenues	$1,991,233	$2,451,665	$2,752,247	$2,148,480	$2,063,380
Expenses excluding inventory impairment loss and land option write-offs	1,996,083	2,437,195	2,708,912	2,162,370	2,044,718
Inventory impairment loss and land option write-offs	3,501	17,813	33,353	12,044	5,224
Total expenses	1,999,584	2,455,008	2,742,265	2,174,414	2,049,942
Loss on extinguishment of debt	(7,536)	(34,854)	(3,200)	-	(1,155)
Income (loss) from unconsolidated joint ventures	24,033	(7,047)	(4,346)	4,169	7,897
Income (loss) before income taxes	8,146	(45,244)	2,436	(21,765)	20,180
State and federal income tax provision (benefit)	3,626	286,949	5,255	(5,665)	(286,964)
Net Income (loss)	$4,520	$(332,193)	$(2,819)	$(16,100)	$307,144
Per share data:
Basic:
Net income (loss) per common share	$0.03	$(2.25)	$(0.02)	$(0.11)	$2.05
Weighted-average number of common shares outstanding	148,515	147,703	147,451	146,899	146,271
Assuming dilution:
Net income (loss) per common share	$0.03	$(2.25)	$(0.02)	$(0.11)	$1.87
Weighted-average number of common shares outstanding	151,786	147,703	147,451	146,899	162,441

Summary of Consolidated Balance Sheet Data

(In thousands)	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015	October 31, 2014
Total assets(1)	$1,662,042	$1,900,898	$2,354,956	$2,577,398	$2,264,433
Mortgages and lines of credit (1)	$208,733	$244,088	$294,015	$310,672	$193,104
Term loans and revolving loans, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing notes (net of discount and premium)	$1,439,238	$1,585,837	$1,573,333	$1,827,924	$1,636,402
Total equity deficit	$(453,504)	$(460,371)	$(128,510)	$(128,084)	$(117,799)

(1) In connection with our adoption of Accounting Standards Update 2015-03 in November 2016, certain prior year amounts for unamortized debt issuance costs were reclassified between the lines “Total assets” and “Mortgages and lines of credit” and “Term loans and revolving loans, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing note (net of discount and premium)”.

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

Overview

As discussed in previous quarters, we were limited in our ability to invest in land purchases in fiscal 2016 and 2017 due to significant debt maturities that we were unable to refinance and therefore had to pay at maturity. This reduction of investment has led to a decrease in community count and revenues, which impacts our overall profitability. Our total number of lots controlled increased in the quarter ended October 31, 2018, as compared to the same period of the prior year, which is the fourth consecutive quarter for which we have experienced a year-over-year quarterly increase. We believe continued growth in lots controlled should ultimately lead to community count growth and our fiscal 2017 and 2018 financing transactions have provided us with the long term capital needed to implement our investment strategy to grow our business. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale.

Our cash position in fiscal 2018 allowed us to spend $566.8 million on land purchases and land development during fiscal 2018, along with using $211.4 million of cash to pay down debt, and still have $187.9 million of homebuilding cash and cash equivalents as of October 31, 2018. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

The factors discussed above for fiscal 2016 and 2017 led to a decrease in our community count from 130 at October 31, 2017 to 123 at October 31, 2018, and as a result, for the year ended October 31, 2018 we experienced mixed operating results compared to the prior year. More specifically:

● Net contracts per average active selling community increased slightly to 35.9 for the year ended October 31, 2018 compared to 35.1 in the prior year.

● Active selling communities decreased 5.4% over last year, and our average active selling communities decreased by 12.2% over last year. Net contracts decreased 10.1% for the year ended October 31, 2018, compared to the prior year.

● For the year ended October 31, 2018, sale of homes revenues decreased 18.5% as compared to the prior year, as a result of a 13.5% decrease in deliveries, primarily due to our decreased community count.

● Gross margin percentage increased from 13.2% for the year ended October 31, 2017 to 15.2% for the year ended October 31, 2018. Gross margin percentage, before cost of sales interest expense and land charges, increased from 17.2% for the year ended October 31, 2017 to 18.4% for the year ended October 31, 2018. The improvements in both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, are primarily the result of the mix of communities delivering, as well as the benefit of a one-time $6.3 million credit related to a land development reimbursement from a municipality in California.

● Selling, general and administrative costs (including corporate general and administrative expenses) decreased $26.9 million for the year ended October 31, 2018 as compared to the prior year. As a percentage of total revenue, such costs increased from 10.4% for the year ended October 31, 2017 to 11.5% for the year ended October 31, 2018. The dollar decrease for year ended October 31, 2018 was primarily due to the reduction of our warranty reserves, as a result of our annual actuarial analysis, along with an adjustment to our insurance reserves in the third quarter of fiscal 2018, resulting from a recent legal settlement. There was also an increase in management fees received from our joint ventures, due to increased unconsolidated joint venture deliveries during the period, and $12.5 million of additional reserves recorded in fiscal 2017 related to the Grandview litigation discussed in Note 18 to the Consolidated Financial Statements. Partially offsetting the decrease for the year ended October 31, 2018, were higher stock compensation costs and legal (including litigation) fees incurred related to our fiscal 2018 financing transactions. We received insurance coverage, less the deductible, for these litigation costs. Also offsetting the decreased costs for the year ended October 31, 2018 was rent expense related to (i) the sale and leaseback of our former corporate headquarters building for the period from November 2017 to February 2018 and (ii) rent on our new headquarters building. The increase in selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue for the year ended October 31, 2018 was mainly due to the decrease in total revenues for fiscal 2018 as compared to the prior year.

When comparing sequentially from the third quarter of fiscal 2018 to the fourth quarter of fiscal 2018, our gross margin percentage increased from 15.4% to 16.5% and our gross margin percentage, before cost of sales interest expense and land charges, increased from 18.4% to 19.2%. Our gross margin percentage, and gross margin percentage, before cost of sales interest expense and land charges, increased primarily as a result of product mix, as well as the benefit of a one-time $6.3 million credit related to a land development reimbursement from a municipality in California. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased from 11.8% to 8.3%, as compared to the third quarter of fiscal 2018 primarily due to a $10.2 million reduction in our construction defect reserves in the fourth quarter of fiscal 2018, as a result of our annual actuarial analysis, along with an increase in management fees received from our joint ventures, due to increased unconsolidated joint venture deliveries during the period. Partially offsetting the decrease was an adjustment to our insurance reserves in the third quarter of fiscal 2018, resulting from a recent legal settlement. Improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.

We had 1,826 homes in backlog with a dollar value of $745.6 million at October 31, 2018 (a decrease of 7.7% in dollar value compared to the prior year). As expected, due to our use of cash for significant debt repayments in prior fiscal years as discussed above, our community count decreased during fiscal 2018. Further, our net contracts per community declined in the fourth quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017 consistent with data for the overall housing market. In light of these results, we remain cautious and are carefully evaluating market conditions when evaluating new land acquisitions. As discussed above, we have invested $566.8 million in land purchases and land development during fiscal 2018, which along with continued land acquisitions, is expected to lead to future community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. Given the mix of land that we currently control and the land investment we currently anticipate, we currently believe that our community count growth will begin in the first half of fiscal 2019. Ultimately, community count growth, absent adverse market factors, should lead to delivery and revenue growth in the future.

Subsequent to our fiscal year-end, there have been significant wildfires throughout Southern California. While none of our communities have been directly affected, we could experience labor shortages, construction delays or utility company delays, which in turn could impact our fiscal 2019 results.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” As of October 31, 2018, the net book value associated with our 18 mothballed communities was $24.5 million, net of impairment charges recorded in prior periods of $186.1 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2018, we did not mothball any communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2018, we had no specific performance options recorded on our Consolidated Balance Sheets. Consolidated inventory not owned also consists of other options that were included on our Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2018, inventory of $50.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $43.9 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2018, inventory of $37.4 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $19.5 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2016 to October 31, 2018 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $6.4 million and $23.6 million of our total inventories at October 31, 2018 and 2017, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2017, we wrote down certain joint venture investments by $2.8 million. There were no write-downs in fiscal 2018 or 2016.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business. In fiscal 2017, we transferred four communities to an existing joint venture, which resulted in $11.2 million of net cash proceeds to us during the period. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida. Any liquidity-enhancing or other capital raising/refinancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals.

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance, including $12.7 million of cash collateralizing our letter of credit agreements, at October 31, 2018 was $200.6 million, a decrease of $264.8 million from October 31, 2017. However, as of October 31, 2018 we have $125.0 million of borrowing capacity under our Secured Credit Facility (defined below), and therefore, our total liquidity at October 31, 2018 was $325.6 million, which is above our target liquidity range of $170.0 million to $245.0 million. In addition to using cash to pay down debt during fiscal 2018, we spent $566.8 million on land and land development. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $66.8 million of cash in operations. During fiscal 2018, cash provided by investing activities was $35.5 million, primarily related to the sale of our former corporate headquarters building, along with distributions from joint ventures, partially offset by investments in new and existing joint ventures. Cash used in financing activities was $229.4 million during fiscal 2018, which included net payments of $211.4 million for debt repayments and $27.5 million used for model finance and land banking programs. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the year ended October 31, 2018 and 2017 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with our Secured Credit Facility will be sufficient through fiscal 2019 to finance our working capital requirements.

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

Debt Transactions

As of October 31, 2018, we had $1,111.0 million of outstanding senior secured notes ($1,093.4 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $400.0 million 10.5% Senior Secured Notes due 2024. As of October 31, 2018, we also had $180.7 million of outstanding senior notes ($144.4 million net of discount, premium and debt issuance costs), comprised of $90.1 million 5.0% Senior Notes due 2040 and $90.6 million 13.5% Senior Notes due 2026 ($26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI and therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI). In addition, as of October 31, 2018, there were $202.5 million ($201.4 million net of debt issuance costs) of borrowings under our senior unsecured term loan facility (“Term Loan Facility”).

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities, (as defined below) our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at October 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of October 31, 2018, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

On December 1, 2017, our 6.0% Senior Exchangeable Note Units were paid in full, which units consisted of $53.9 million principal amount of our Senior Exchangeable Notes that matured and the final installment payment of $2.1 million on our 11.0% Senior Amortizing Notes.

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with GSO Capital Partners LP (“GSO”) on its own behalf and on behalf of one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”), and had commenced a private offer to exchange with respect to the 8.0% Notes (the “Exchange Offer”).

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of K. Hovnanian’s 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities committed to lend to K. Hovnanian the Secured Revolving Loans, consisting of up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then outstanding secured term loans (the “Secured Term Loans”) and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities have committed to purchase, and K. Hovnanian has agreed to issue and sell, on January 15, 2019 (or such later date within five business days as mutually agreed by the parties working in good faith), $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”) at a purchase price, for each $1,000 principal amount of Additional 10.5% 2024 Notes, that would imply a yield to maturity equal to (a) the volume weighted average yield to maturity (calculated based on the yield to maturity during the 30 calendar day period ending on one business day prior to the settlement date of the Additional 10.5% 2024 Notes, which is expected to be January 15, 2019) for the 10.5% 2024 Notes, minus (b) 0.50%, upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for year ended October 31, 2018. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027, which is the ninth anniversary of the first closing date of the Term Loan Facility.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Secured Credit Facility. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any outstanding Secured Revolving Loans on such date shall convert to secured term loans maturing on December 28, 2022. On September 10, 2018, K. Hovnanian borrowed $35.0 million of Secured Revolving Loans under the Secured Credit Facility and used $41.0 million of cash on hand to repay the Secured Term Loans in full, plus unpaid interest and closing costs (in the fourth quarter of fiscal 2018, K. Hovnanian repaid the borrowed Secured Revolving Loans and as of October 31, 2018 there were no amounts outstanding under the Secured Credit Facility). This transaction resulted in a loss on extinguishment of debt of $1.8 million for the year ended October 31, 2018. The Secured Revolving Loans and the guarantees thereof are secured (subject to perfection requirements under the terms of the Secured Credit Facility) by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes pursuant to an intercreditor agreement. The collateral securing the Secured Revolving Loans will be the same as that securing the 10.0% 2022 Notes and the 10.5% 2024 Notes. The Secured Revolving Loans bear interest at a rate equal to 10.0% per annum, and interest is payable in arrears, on the last business day of each fiscal quarter.

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes, which equaled $103.0 million for the New 2026 Notes and $44.0 million for the New 2040 Notes, resulting in a premium on the New 2026 Notes and a discount on the New 2040 Notes, and a loss on extinguishment of debt of $0.9 million for the year ended October 31, 2018.

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

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $95.6 million and $64.5 million (net of debt issuance costs) at October 31, 2018 and October 31, 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $241.9 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 6.1% and 5.3% at October 31, 2018 and October 31, 2017, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our former corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of this corporate headquarters building.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2018 and October 31, 2017, we had an aggregate of $113.2 million and $114.6 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2018 or 2017. As of October 31, 2018, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2018, 2017 and 2016, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $105.2 million during the year ended October 31, 2018 from October 31, 2017. Total inventory, excluding consolidated inventory not owned, increased in the Mid-Atlantic by $15.8 million, in the Midwest by $5.8 million, in the Southwest by $38.8 million and in the West by $57.9 million. These increases were partially offset by decreases in the Northeast of $10.7 million and in the Southeast of $2.4 million. These inventory fluctuations were primarily attributable to home deliveries and land sales during the period, partially offset by new land purchases and land development. During the year ended October 31, 2018, we had aggregate impairments in the amount of $2.1 million. We wrote-off costs in the amount of $1.4 million during the year ended October 31, 2018 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2018 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $36.9 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Consolidated Balance Sheets in accordance with US GAAP. The decrease from October 31, 2017 to October 31, 2018 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2018, inventory of $50.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $43.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2018, inventory of $37.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $19.5 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2018, we had mothballed land in 18 communities. The book value associated with these communities at October 31, 2018 was $24.5 million, which was net of impairment charges recorded in prior periods of $186.1 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2018, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $6.4 million and $23.6 million, respectively, of our total inventories at October 31, 2018 and October 31, 2017, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in remaining home sites available at October 31, 2018 compared to October 31, 2017 was primarily attributable to our ability to control new land during fiscal 2018. As previously discussed, we expect to continue to actively seek new land investment opportunities in fiscal 2019.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2018:
Northeast	3,920	51	3,869
Mid-Atlantic	4,795	296	4,499
Midwest	4,758	394	4,364
Southeast	4,671	251	4,420
Southwest	6,783	523	6,260
West	5,630	311	5,319
Consolidated total	30,557	1,826	28,731
Unconsolidated joint ventures	4,029	366	3,663
Owned	12,729	1,356	11,373
Optioned	17,610	252	17,358
Construction to permanent financing lots	218	218	-
Consolidated total	30,557	1,826	28,731
Lots controlled by unconsolidated joint ventures	4,029	366	3,663

October 31, 2017:
Northeast	4,527	98	4,429
Mid-Atlantic	4,241	309	3,932
Midwest	3,392	382	3,010
Southeast	3,356	285	3,071
Southwest	5,433	509	4,924
West	4,600	400	4,200
Consolidated total	25,549	1,983	23,566
Unconsolidated joint ventures	5,770	454	5,316
Owned	11,422	1,462	9,960
Optioned	13,907	301	13,606
Construction to permanent financing lots	220	220	-
Consolidated total	25,549	1,983	23,566
Lots controlled by unconsolidated joint ventures	5,770	454	5,316

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the total homes from October 31, 2017 to October 31, 2018 is due to the decrease in community count during the period.

	October 31, 2018			October 31, 2017
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	24	5	29	11	6	17
Mid-Atlantic	38	19	57	81	11	92
Midwest	19	10	29	21	13	34
Southeast	62	11	73	118	28	146
Southwest	335	14	349	348	15	363
West	93	12	105	23	10	33
Total	571	71	642	602	83	685
Started or completed unsold homes and models per active selling communities(1)	4.6	0.6	5.2	4.6	0.7	5.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 123 and 130 at October 31, 2018 and 2017, respectively. Ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents increased $10.7 million from October 31, 2017 to $12.8 million at October 31, 2018. The increase was primarily due to cash collateral required to collateralize certain of our letters of credit under our stand alone letter of credit facilities which had been previously issued under and collateralized by our unsecured revolving credit facility that had a final maturity in September 2018.

Investments in and advances to unconsolidated joint ventures increased $8.6 million during the fiscal year ended October 31, 2018 compared to October 31, 2017. The increase was primarily due to recording our share of income in excess of distributions and additional capital contributions on several existing joint ventures during the period, along with an increase for an investment in a new joint venture in the third quarter of fiscal 2018. These increases were partially offset by decreases related to the acquisition of the remaining assets of one of our joint ventures in the first quarter of fiscal 2018, along with partner distributions on another joint venture during the period. As of October 31, 2018 and October 31, 2017, we had investments in nine and ten homebuilding joint ventures, respectively, and one land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $23.0 million from October 31, 2017 to $35.2 million at October 31, 2018. The decrease was primarily due to funds received in the third quarter of fiscal 2018 for receivables related to land sales in the fourth quarter of fiscal 2017 and the second quarter of fiscal 2018.

Property, Plant, and Equipment decreased $32.6 million from October 31, 2017 to October 31, 2018. The decrease was primarily due to the sale of our former corporate headquarters building on November 1, 2017, totaling $34.7 million, net of accumulated depreciation. The decrease was slightly offset by an increase for software costs capitalized during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2018	October 31, 2017	Dollar Change
Prepaid insurance	$2,514	$1,893	$621
Prepaid project costs	28,667	30,360	(1,693)
Other prepaids	7,505	4,245	3,260
Other assets	464	528	(64)
Total	$39,150	$37,026	$2,124

Prepaid insurance increased due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have declined as our community count has declined. Other prepaids increased primarily due to costs related to our Term Loan Facility, along with new premiums for the renewal of certain software and related services during the period, partially offset by amortization of these costs.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $129.0 million and $131.5 million at October 31, 2018 and 2017, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The slight decrease in mortgage loans held for sale from October 31, 2017 was related to a decrease in the volume of loans originated during the fourth quarter of 2018 compared to the fourth quarter of 2017, partially offset by an increase in the average loan value.

Nonrecourse mortgages increased to $95.6 million at October 31, 2018, from $64.5 million at October 31, 2017. The increase was primarily due to new mortgages for communities in all segments obtained during the fiscal 2018, along with additional loan draws on existing mortgages, partially offset by the payment of existing mortgages, including a mortgage on a community which was transferred to a joint venture.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2018	October 31, 2017	Dollar Change
Accounts payable	$127,795	$128,844	$(1,049)
Reserves	99,229	134,089	(34,860)
Accrued expenses	14,884	12,900	1,984
Accrued compensation	53,200	47,209	5,991
Other liabilities	9,791	12,015	(2,224)
Total	$304,899	$335,057	$(30,158)

Reserves decreased during the period as payments for construction defect claims exceeded new accruals primarily due to litigation settlements, along with a reduction in our warranty reserves based on our annual assessment. Accrued expenses increased due to the timing of various accruals primarily related to legal and marketing services during the fourth quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017. The increase in accrued compensation was primarily due to accrued bonuses being higher in fiscal 2018 as compared to fiscal 2017 as a result of financial performance in 2018. Other liabilities decreased primarily due to deferred income recognized during the period for home closings that had been previously delayed in connection with the remediation of the Weyerhaeuser-manufacture I-joist issue as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2017.

Customers’ deposits decreased $3.7 million from October 31, 2017 to $30.1 million at October 31, 2018. The decrease was primarily related to the decrease in backlog during the year.

Nonrecourse mortgages secured by operating properties decreased $13.0 million from October 31, 2017 to October 31, 2018. The decrease was due to the payoff of our mortgage loans on our former corporate headquarters building, which was sold on November 1, 2017.

Liabilities from inventory not owned decreased $27.7 million to $63.4 million at October 31, 2018. The decrease was due a decrease in land banking transactions during the period, along with a decrease in the sale and leaseback of certain model homes, both of which are accounted for as financing transactions as described above.

Accrued interest decreased $6.2 million to $35.6 million at October 31, 2018. The decrease was primarily due to a combination of the timing of interest payments on our senior notes issued in fiscal 2018 as compared to our senior notes that were refinanced in fiscal 2018.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Homebuilding:
Sale of homes	$(433,805)	$(260,757)	$512,661
Land sales	(24,319)	(27,445)	75,191
Other revenues	3,080	1,494	(37)
Financial services	(5,388)	(13,874)	15,952
Total change	$(460,432)	$(300,582)	$603,767
Total revenues percent change	(18.8)%	(10.9)%	28.1%

Homebuilding

Sale of homes revenues decreased $433.8 million, or 18.5%, for the year ended October 31, 2018, decreased $260.8 million, or 10.0%, for the year ended October 31, 2017, and increased $512.7 million, or 24.6%, for the year ended October 31, 2016 as compared to the same period of the prior year. The decreased revenues in fiscal 2018 were primarily due to the number of home deliveries decreasing 13.5%, and the average price per home decreasing to $393,280 in fiscal 2018 from $417,714 in fiscal 2017. The decrease in deliveries in fiscal 2018 was primarily the result of a reduction in community count in fiscal 2018 by 5.4%. The decreased revenues in fiscal 2017 were primarily due to the number of home deliveries decreasing 13.3%, partially offset by the average price per home increasing to $417,714 in fiscal 2017 from $402,350 in fiscal 2016. The decrease in fiscal 2017 deliveries was primarily the result of a reduction in community count by 22.2%. The increased revenues in fiscal 2016 were primarily due to the 17.4% increase in deliveries, as well as the average price per home increasing to $402,350 in fiscal 2016 from $379,177 in fiscal 2015. For fiscal 2018, the fluctuations in average prices were primarily the result of geographic and community mix of our deliveries and home price decreases (which we increase or decrease in communities depending on the respective community’s performance), partially offset by price increases in some communities primarily in the West. For fiscal 2017, the fluctuations in average prices were primarily the result of the geographic and community mix of our deliveries, along with our ability to raise home prices in certain communities. For fiscal 2016, the fluctuations in average prices were primarily a result of the geographic and community mix of our deliveries, as opposed to home price increases. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. For further detail on land sales and other revenue, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Northeast:
Housing revenues	$96,012	$166,752	$274,126
Homes delivered	178	351	557
Average price	$539,393	$475,077	$492,147
Mid-Atlantic:
Housing revenues	$354,153	$463,271	$457,906
Homes delivered	672	856	960
Average price	$527,013	$541,205	$476,985
Midwest:
Housing revenues	$196,307	$199,009	$287,469
Homes delivered	662	640	921
Average price	$296,536	$310,951	$312,127
Southeast:
Housing revenues	$237,948	$257,066	$214,585
Homes delivered	596	614	581
Average price	$399,242	$418,675	$369,339
Southwest:
Housing revenues	$637,568	$826,422	$1,024,410
Homes delivered	1,873	2,357	2,750
Average price	$340,399	$350,624	$372,512
West:
Housing revenues	$384,240	$427,513	$342,294
Homes delivered	866	784	695
Average price	$443,695	$545,297	$492,509
Consolidated total:
Housing revenues	$1,906,228	$2,340,033	$2,600,790
Homes delivered	4,847	5,602	6,464
Average price	$393,280	$417,714	$402,350
Unconsolidated joint ventures:(1)
Housing revenues	$599,979	$310,573	$140,576
Homes delivered	984	547	248
Average price	$609,735	$567,774	$566,836

(1) Represents housing revenue and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

The decrease in housing revenues during year ended October 31, 2018, as compared to year ended October 31, 2017, was primarily attributed to our decreased deliveries, as our community count has decreased year over year, and by the decrease in average sales price. Housing revenues in fiscal 2018 decreased in all of our homebuilding segments combined by 18.5%, and average sales price decreased by 5.8%, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered decreased in fiscal 2018 as compared to fiscal 2017 by 49.3%, 21.5%, 2.9% and 20.5% in the Northeast, Mid-Atlantic, Southeast and Southwest, respectively, and increased by 3.4% and 10.5% in the Midwest and West, respectively. Overall in fiscal 2018 as compared to fiscal 2017 homes delivered decreased 13.5% across all our segments, excluding unconsolidated joint ventures.

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

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2018, 2017 and 2016 are set forth below (Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period):

	Quarter Ended
(In thousands)	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Housing revenues:
Northeast	$25,606	$26,701	$23,513	$20,192
Mid-Atlantic	99,493	79,593	104,058	71,009
Midwest	67,395	45,579	42,816	40,517
Southeast	72,828	47,472	60,974	56,674
Southwest	193,000	157,406	158,958	128,204
West	135,353	86,108	77,798	84,981
Consolidated total	$593,675	$442,859	$468,117	$401,577
Sales contracts (net of cancellations):
Northeast	$16,044	$18,045	$15,278	$25,363
Mid-Atlantic	84,027	76,324	117,399	63,213
Midwest	44,167	43,596	67,308	49,416
Southeast	41,126	71,381	62,741	50,455
Southwest	123,485	177,174	198,487	141,458
West	83,933	102,183	93,213	69,397
Consolidated total	$392,782	$488,703	$554,426	$399,302

	Quarter Ended
(In thousands)	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Housing revenues:
Northeast	$27,913	$40,015	$45,917	$52,907
Mid-Atlantic	149,881	113,111	100,120	100,159
Midwest	72,944	40,620	41,794	43,651
Southeast	78,267	68,408	54,005	56,386
Southwest	209,223	209,041	224,898	183,260
West	128,555	103,087	100,819	95,052
Consolidated total	$666,783	$574,282	$567,553	$531,415
Sales contracts (net of cancellations):
Northeast	$24,407	$26,648	$29,918	$38,045
Mid-Atlantic	77,112	97,017	123,045	102,246
Midwest	38,139	48,257	61,489	45,566
Southeast	56,354	73,896	55,577	46,451
Southwest	142,926	177,285	227,500	170,884
West	91,048	103,342	142,522	84,423
Consolidated total	$429,986	$526,445	$640,051	$487,615

	Quarter Ended
(In thousands)	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Housing revenues:
Northeast	$81,467	$66,308	$53,913	$72,438
Mid-Atlantic	162,902	111,579	89,873	93,552
Midwest	62,193	56,643	76,793	91,840
Southeast	67,690	56,471	51,230	39,194
Southwest	298,689	248,228	273,304	204,189
West	104,531	101,157	81,044	55,562
Consolidated total	$777,472	$640,386	$626,157	$556,775
Sales contracts (net of cancellations):
Northeast	$50,179	$61,945	$74,727	$39,784
Mid-Atlantic	99,179	97,338	150,369	130,316
Midwest(1)	38,339	54,318	69,445	67,569
Southeast(2)	53,372	59,242	84,665	90,259
Southwest	190,426	225,929	262,344	208,642
West	102,819	99,284	126,505	92,073
Consolidated total	$534,314	$598,056	$768,055	$628,643

(1)	The Midwest net contracts include $1.9 million, $7.1 million and $18.4 million, respectively, for the quarters ended July 31, 2016, April 30, 2016 and January 31, 2016, from Minneapolis, Minnesota.
(2)	The Southeast net contracts include $9.9 million and $21.7 million, respectively, for the quarters ended April 30, 2016 and January 31, 2016, from Raleigh, North Carolina.

Contracts per average active selling community in fiscal 2018 were 35.9 compared to fiscal 2017 of 35.1. Our reported level of sales contracts (net of cancellations) has been impacted by a slight increase in the pace of sales in most of the Company’s segments during fiscal 2018. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2018	2017	2016	2015	2014
First	18%	19%	20%	16%	18%
Second	17%	18%	19%	16%	17%
Third	19%	19%	21%	20%	22%
Fourth	23%	22%	20%	20%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2018	2017	2016	2015	2014
First	12%	12%	13%	11%	11%
Second	15%	16%	14%	14%	17%
Third	14%	13%	12%	13%	13%
Fourth	13%	12%	11%	12%	14%

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

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars in thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Northeast:
Total contract backlog	$30,496	$51,778	$99,512
Number of homes	51	98	204
Mid-Atlantic:
Total contract backlog	$180,546	$185,123	$248,974
Number of homes	296	309	430
Midwest: (1)(3)
Total contract backlog	$107,149	$98,969	$104,527
Number of homes	394	382	374
Southeast: (2)
Total contract backlog	$108,137	$120,382	$145,171
Number of homes	251	285	332
Southwest:
Total contract backlog	$180,854	$177,818	$285,644
Number of homes	523	509	763
West:
Total contract backlog	$138,448	$173,963	$185,274
Number of homes	311	400	295
Totals:
Total consolidated contract backlog	$745,630	$808,033	$1,069,102
Number of homes	1,826	1,983	2,398

(1)	The Midwest contract backlog as of October 31, 2016 reflects the reduction of 64 homes and $24.1 million related to the sale of our land portfolio in Minneapolis, Minnesota.
(2)	The Southeast contract backlog as of October 31, 2016 reflects the reduction of 67 homes and $33.7 million related to the sale of our land portfolio in Raleigh, North Carolina.
(3)	Contract backlog as of October 31, 2016 excluded 9 homes that were sold to one of our joint ventures at the time of the joint venture formation.

Contract backlog dollars decreased 7.7% as of October 31, 2018 compared to October 31, 2017, and the number of homes in backlog decreased 7.9% for the same period. The decrease in backlog was driven by a 10.1% decrease in net contracts and the decrease in community count for the year ended October 31, 2018 compared to the prior fiscal year. In the month of November 2018, excluding unconsolidated joint ventures, we signed an additional 285 net contracts amounting to $112.4 million in contract value.

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

	Year Ended
(Dollars in thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Sale of homes	$1,906,228	$2,340,033	$2,600,790
Cost of sales, excluding interest expense and land charges	1,555,894	1,937,116	2,162,284
Homebuilding gross margin, before cost of sales interest expense and land charges	350,334	402,917	438,506
Cost of sales interest expense, excluding land sales interest expense	56,588	76,902	86,593
Homebuilding gross margin, after cost of sales interest expense, before land charges	293,746	326,015	351,913
Land charges	3,501	17,813	33,353
Homebuilding gross margin	$290,245	$308,202	$318,560
Gross margin percentage	15.2%	13.2%	12.2%
Gross margin percentage, before cost of sales interest expense and land charges	18.4%	17.2%	16.9%
Gross margin percentage, after cost of sales interest expense, before land charges	15.4%	13.9%	13.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016
Sale of homes	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.9%	73.1%	73.2%
Commissions	3.6%	3.4%	3.5%
Financing concessions	1.2%	1.2%	1.3%
Overheads	4.9%	5.1%	5.1%
Total cost of sales, before interest expense and land charges	81.6%	82.8%	83.1%
Cost of sales interest	3.0%	3.3%	3.4%
Land charges	0.2%	0.7%	1.3%
Gross margin percentage	15.2%	13.2%	12.2%
Gross margin percentage, before cost of sales interest expense and land charges	18.4%	17.2%	16.9%
Gross margin percentage, after cost of sales interest expense and before land charges	15.4%	13.9%	13.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 15.2% for the year ended October 31, 2018 compared to 13.2% for the same period last year. This increase was primarily due to the mix of communities delivering homes and the reduction of our warranty reserves, as a result of our annual analysis performed in the fourth quarter of each year, along with a $6.3 million benefit from a one-time credit related to a land development reimbursement from a municipality in California. Total homebuilding gross margin percentage increased to 13.2% for the year ended October 31, 2017 compared to 12.2% for the year ended October 31, 2016. This increase was primarily attributed to the mix of communities delivering homes, and the reduction of our warranty reserves, as the result of our annual analysis. Additionally, there was a decrease in land charges compared to the prior year because of the impairments recorded in the prior year, which related to the sale of our land portfolio in Minneapolis, Minnesota. For the years ended October 31, 2018, 2017 and 2016, gross margin was favorably impacted by the reversal of prior period inventory impairments of $51.7 million, $74.4 million and $57.9 million, respectively, which represented 2.7%, 3.2% and 2.2%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $3.5 million, $17.8 million and $33.4 million during the years ended October 31, 2018, 2017 and 2016, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2018, 2017 and 2016, we wrote off residential land options and approval and engineering costs totaling $1.4 million, $2.7 million and $8.9 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2018, 2017 and 2016. The inventory impairments amounted to $2.1 million, $15.1 million and $24.5 million for the years ended October 31, 2018, 2017 and 2016, respectively. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2018. In fiscal 2018, we walked away from 13.6% of all the lots we controlled under option contracts. The remaining 86.4% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2018:

(Dollars in millions)	Dollar Amount of Walk Away	Number of Walk- Away Lots	% of Walk- Away Lots	Total Option Lots(1)	Walk- Away Lots as a % of Total Option Lots
Northeast	$0.6	909	32.7%	4,063	22.4%
Mid-Atlantic	0.2	887	32.0%	3,465	25.6%
Midwest	0.1	217	7.8%	3,269	6.6%
Southeast	-	-	-%	2,928	-%
Southwest	0.2	580	20.9%	4,971	11.7%
West	0.3	184	6.6%	1,691	10.9%
Total	$1.4	2,777	100.0%	20,387	13.6%

(1)	Includes lots optioned at October 31, 2018 and lots optioned that the Company walked away from in the year ended October 31, 2018.

The following table represents impairments by segment for the year ended October 31, 2018:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$0.4	19.0%	$1.0	40.0%
Mid-Atlantic	-	-%	-	-%
Midwest	0.1	4.8%	0.5	20.0%
Southeast	1.6	76.2%	9.7	16.5%
Southwest	-	-%	-	-%
West	-	-%	-	-%
Total	$2.1	100.0%	$11.2	18.8%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Land and lot sales	$24,277	$48,596	$76,041
Cost of sales, excluding interest	10,661	24,688	68,173
Land and lot sales gross margin, excluding interest	13,616	23,908	7,868
Land and lot sales interest expense	4,097	11,634	5,798
Land and lot sales gross margin, including interest	$9,519	$12,274	$2,070

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were four land sales in the year ended October 31, 2018, compared to ten in the same period of the prior year, resulting in a $24.3 million decrease in land sales revenue. There were ten land sales in the year ended October 31, 2017, compared to 26 in the same period of the prior year, resulting in a $27.4 million decrease in land sales revenue. This decrease was primarily due to the sale of six land parcels in the Midwest and ten land parcels in the Southeast in the third quarter of fiscal 2016 in connection with our previously discussed strategy to exit the Minneapolis, Minnesota and Raleigh, North Carolina markets.

Land sales and other revenues decreased $21.2 million for the year ended October 31, 2018 and decreased $26.0 million for the year ended October 31, 2017 compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease from fiscal 2017 to fiscal 2018 and the decrease from fiscal 2016 to fiscal 2017 was mainly due to the fluctuations in land sales revenue noted above. Slightly offsetting the decrease from fiscal 2017 to fiscal 2018 was the gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $37.1 million to $159.2 million for the year ended October 31, 2018 as compared to the year ended October 31, 2017. The decrease was primarily related to a $10.2 million reduction in our construction defect reserves based on our annual actuarial analysis, along with a $2.3 million reduction for a litigation settlement, and $12.5 million of additional reserves recorded in fiscal 2017 related to the Grandview II litigation. The remaining decrease is due to the reduction of our community count, a decrease in insurance costs and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. SGA increased $3.4 million to $196.3 million for the year ended October 31, 2017 as compared to the year ended October 31, 2016. The increase was primarily due to a $12.5 million adjustment in the fourth quarter of fiscal 2017 in our construction defect reserves related to litigation. Excluding this adjustment, SGA expenses decreased $9.1 million to $183.8 million for the year ended October 31, 2017 as compared to the year ended October 31, 2016. The decrease was mainly due to our decision to exit four markets during 2016, the reduction of our community count and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2018	Variance 2018 Compared to 2017	2017	Variance 2017 Compared to 2016	2016
Northeast
Homebuilding revenue	$116,296	$(93,213)	$209,509	$(68,519)	$278,028
Income (loss) before income taxes	$20,869	$18,569	$2,300	$6,169	$(3,869)
Homes delivered	178	(173)	351	(206)	557
Average sales price	$539,393	$64,316	$475,077	$(17,070)	$492,147
Mid-Atlantic
Homebuilding revenue	$354,690	$(109,436)	$464,126	$5,547	$458,579
Income before income taxes	$18,757	$1,566	$17,191	$(285)	$17,476
Homes delivered	672	(184)	856	(104)	960
Average sales price	$527,013	$(14,192)	$541,205	$64,220	$476,985
Midwest
Homebuilding revenue	$196,599	$(3,171)	$199,770	$(111,552)	$311,322
Income (loss) before income taxes	$1,528	$2,679	$(1,151)	$10,265	$(11,416)
Homes delivered	662	22	640	(281)	921
Average sales price	$296,536	$(14,415)	$310,951	$(1,176)	$312,127
Southeast
Homebuilding revenue	$241,620	$(18,782)	$260,402	$(182)	$260,584
Loss before income taxes	$(9,914)	$(3,715)	$(6,199)	$11,592	$(17,791)
Homes delivered	596	(18)	614	33	581
Average sales price	$399,242	$(19,433)	$418,675	$49,336	$369,339
Southwest
Homebuilding revenue	$638,282	$(189,221)	$827,503	$(201,026)	$1,028,529
Income before income taxes	$49,852	$(21,688)	$71,540	$(12,884)	$84,424
Homes delivered	1,873	(484)	2,357	(393)	2,750
Average sales price	$340,399	$(10,225)	$350,624	$(21,888)	$372,512
West
Homebuilding revenue	$384,627	$(45,919)	$430,546	$88,099	$342,447
Income before income taxes	$47,987	$28,351	$19,636	$16,191	$3,445
Homes delivered	866	82	784	89	695
Average sales price	$443,695	$(101,602)	$545,297	$52,788	$492,509

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 44.5% in fiscal 2018 compared to fiscal 2017 primarily due to a 49.3% decrease in homes delivered, partially offset by a 13.5% increase in average selling price. The increase in average sales price was the result of some new communities delivering higher priced single family homes in higher-end submarkets of the segment in fiscal 2018 compared to some communities that are no longer delivering that had lower priced single family homes in similar submarkets of the segment in fiscal 2017. Also impacting the increase in average sales price was higher option revenue and location premiums and the result of our ability to raise prices in fiscal 2018 in certain communities that were delivering homes during both periods.

Income before income taxes increased $18.6 million to $20.9 million, which was mainly due a $24.6 million improvement in loss from unconsolidated joint ventures to income, along with a $10.6 million decrease in selling, general and administrative costs and a $2.8 million decrease in inventory impairment loss and land option write-offs. The increase was partially offset by the decrease in homebuilding revenues discussed above and the decrease in gross margin percentage before interest expense for fiscal 2018 compared to fiscal 2017.

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

Mid-Atlantic – Homebuilding revenues decreased 23.6% in fiscal 2018 compared to fiscal 2017 primarily due to a 21.5% decrease in homes delivered and a 2.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities delivering in fiscal 2017 that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment.

Income before income taxes increased $1.6 million to $18.8 million, due mainly to a $2.3 million decrease in selling, general and administrative costs and a $1.9 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense for fiscal 2018 compared to fiscal 2017.

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

Midwest – Homebuilding revenues decreased 1.6% in fiscal 2018 compared to fiscal 2017. There was a 4.6% decrease in average sales price, partially offset by a 3.4% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2017.

Loss before income taxes improved $2.7 million to income of $1.5 million. The improvement was primarily due to a $2.7 million decrease in selling, general and administrative costs and the $0.6 million decrease in loss from unconsolidated joint ventures, partially offset by a slight decrease in gross margin percentage before interest expense.

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

Southeast – Homebuilding revenues decreased 7.2% in fiscal 2018 compared to fiscal 2017. The decrease was primarily due to a 2.9% decrease in homes delivered and a 4.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in fiscal 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2017.

Loss before income taxes increased $3.7 million to a loss of $9.9 million due to the decrease in homebuilding revenue discussed above, a $1.6 million increase in selling, general and administrative costs and a $2.9 million decrease in income from unconsolidated joint ventures to a loss, partially offset by a $7.3 million decrease in inventory impairment loss and land option write-offs. Additionally, the gross margin percentage before interest expense was flat for fiscal 2018 compared to fiscal 2017.

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

Southwest – Homebuilding revenues decreased 22.9% in fiscal 2018 compared to fiscal 2017 primarily due to a 20.5% decrease in homes delivered and a 2.9% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities that are no longer delivering and which had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2017.

Income before income taxes decreased $21.7 million to $49.9 million in fiscal 2018 mainly due to the decrease in homebuilding revenues discussed above, partially offset by a $5.5 million increase in income from unconsolidated joint ventures. Additionally, the gross margin percentage before interest expense was flat for fiscal 2018 compared to fiscal 2017.

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

West – Homebuilding revenues decreased 10.7% in fiscal 2018 compared to fiscal 2017 primarily due to an 18.6% decrease in average sales price and a $2.6 million decrease in land sales and other revenue, partially offset by 10.5% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities that are no longer delivering and which had higher priced, single family homes in higher-end submarkets of the segment in fiscal 2017. Partially offsetting the decrease in average sales price was the impact of price increases in certain communities within the segment.

Income before income taxes increased $28.4 million to $48.0 million in fiscal 2018 due mainly to an increase in gross margin percentage before interest expense, along with a $3.6 million increase in income from unconsolidated joint ventures and a $1.8 million decrease in inventory impairment loss and land option write-offs. This increase in income was partially offset by a $4.7 million increase in selling, general and administrative costs.

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

Financial Services

Financial services consist primarily of originating mortgages from our home-buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2018, 2017 and 2016, FHA/VA loans represented 24.6%, 25.1%, and 25.5%, respectively, of our total loans. The origination of FHA/VA loans have decreased over the last three fiscal years and our conforming conventional loan originations as a percentage of our total loans also decreased slightly from 69.6% for fiscal 2016 to 69.0% for fiscal 2017, but increased slightly to 69.8% for fiscal 2018. The remaining 5.6%, 5.9% and 4.9% of our loan originations represent jumbo and/or USDA loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2018, 2017, and 2016, financial services provided a $18.2 million, $26.4 million and $35.5 million pretax profit, respectively. In fiscal 2018, financial services pretax profit decreased $8.2 million due to the decrease in the homebuilding deliveries, and the decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans as a result of the competitive financial services market and recent increases in mortgage rates. In fiscal 2017, financial services pretax profit decreased $9.1 million compared to fiscal 2016 due to the decrease in homebuilding deliveries, along with a decrease in the average price of loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, 72.4%, 67.8%, and 67.3% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2018, 2017, and 2016, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, legal expenses, rent and facility costs and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased $10.3 million for the year ended October 31, 2018 compared to the year ended October 31, 2017, and decreased $0.8 million for the year ended October 31, 2017 compared to the year ended October 31, 2016. The increase in expense for fiscal 2018 was primarily due to increased legal (including litigation) fees related to our fiscal 2018 financing transactions and higher costs for ongoing litigations involving the Company. Also contributing to the increase in corporate general and administrative expenses was rent expense incurred during the year ended October 31, 2018, related to (i) the sale and leaseback of our former corporate headquarters building for the period from November 2017 to February 2018, and (ii) our new corporate headquarters building which we moved into in February 2018. Additionally impacting the increase was an increase in stock compensation expense in fiscal 2018, as a result of lower expense in fiscal 2017, resulting from the forfeiture of compensation under our long-term incentive plan due to the retirement of a senior executive, along with the cancelation of certain stock awards that did not meet their performance criteria. The minor decrease in expense for fiscal 2017 compared to fiscal 2016 was due mainly to the reversal of previously recognized expense for certain performance based stock compensation plans for which certain requirements are not expected to be satisfied, partially offset by the increase from an adjustment to reserves for self-insured medical claims that were reduced based on claim estimates that occurred in the prior year and which did not recur in 2017.

Other Interest

Other interest increased $6.0 million to $103.3 million for the year ended October 31, 2018 compared to October 31, 2017 and increased $6.3 million to $97.3 million for the year ended October 31, 2017 compared to October 31, 2016. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2018, the increase was attributed to more interest incurred as a result of the senior secured notes issued in July 2017 that have a higher interest rate than the senior secured notes which they refinanced and additional amounts outstanding under the term loan facility in fiscal 2018 compared to fiscal 2017. In fiscal 2017, our qualifying assets for interest capitalization decreased by more than our debt, therefore directly expensed interest increased for the year ended October 31, 2017 compared to the year ended October 31, 2016. Also contributing to the increase was the higher interest rate on our secured debt that was refinanced in July 2017.

Loss on Extinguishment of Debt

We incurred a $7.5 million loss on extinguishment of debt during the year ended October 31, 2018 due to (i) borrowings of the Initial Term Loans in the amount of $132.5 million under the Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled); and (ii) the exchange of all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the exchange offer), and the issuance of $90.6 million aggregate principal amount of New 2026 Notes and $90.1 million aggregate principal amount of New 2040 Notes, and as part of the Exchange Offer, the Subsidiary Purchaser, purchased for $26.5 million in cash the Purchased 8.0% Notes. These transactions resulted in a loss on extinguishment of debt of $1.4 million. In addition, on May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (upon redemption, such 8.0% Notes were cancelled) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Term Loan Facility. This transaction resulted in a loss on extinguishment of debt of $4.3 million. Third, on September 10, 2018, K. Hovnanian drew $35.0 million on the Secured Credit Facility and used $41.0 million of cash on hand to repay the secured term loans in full, plus unpaid interest and closing costs. This transaction resulted in a loss on extinguishment of debt of $1.8 million for the year ended October 31, 2018.

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

Income (Loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income (loss) from unconsolidated joint ventures increased $31.0 million for the year ended October 31, 2018 from a loss of $7.0 million for the year ended October 31, 2017 to income of $24.0 million. The increase is due to the recognition of our share of income from certain of our joint ventures delivering more homes and increased profits in the current fiscal year as compared to the prior fiscal year when they reported losses primarily due to startup costs. Loss from unconsolidated joint ventures increased $2.7 million for the year ended October 31, 2017 from a loss of $4.3 million for the year ended October 31, 2016 to a loss of $7.0 million. The increase in loss was due to the recognition of our share of losses on our newly formed joint ventures, some of which had not delivered any homes, and the write-off of our investment on a joint venture that delivered its last home during fiscal 2017 and we have determined that we will not receive any future distributions.

Total Taxes

The total income tax expense of $3.6 million for the year ended October 31, 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $286.9 million for the year ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, this period was also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses. The total income tax expense of $5.3 million for the year ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002.

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

As of October 31, 2018, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. As listed in Note 11 to the Consolidated Financial Statements, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $638.2 million as of October 31, 2018, which fully reserves for our DTAs, is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2018, we had $59.0 million in option deposits in cash to purchase land and lots with a total purchase price of $1.2 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

 Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2018.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (2)(3)(4)	$2,209,270	$128,142	$324,753	$805,726	$950,649
Operating leases	27,042	9,297	10,291	4,972	2,482
Purchase obligations (5)	-	-	-	-	-
Total	$2,236,312	$137,439	$335,044	$810,698	$953,131

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.5 million recorded for financial reporting purposes as of October 31, 2018 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)	Represents our senior unsecured term loan credit facility, senior secured and senior notes and other notes payable and $716.0 million of related interest payments for the life of such debt.

(3)	Does not include $95.6 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2018.

(5)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of $12.5 million and $192.5 million, respectively, at October 31, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. We also have certain national contracts whereby the prices are applicable for time periods ranging from one to three years. Construction costs for residential buildings represent approximately 55% of our homebuilding cost of sales for fiscal 2018.

 Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Adverse weather and other environmental conditions and natural disasters;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Shortages in, and price fluctuations of, raw materials and labor;
●	Reliance on, and the performance of, subcontractors;
●

Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Increases in cancellations of agreements of sale;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through unconsolidated joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Negative publicity.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2018 and 2017, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2018 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	FV at 10/31/18
Long term debt(1)(2):
Fixed rate	$-	$-	$75,000	$635,000	$-	$783,257	$1,493,257	$1,357,179

Weighted-average interest rate	-%	-%	9.50%	8.21%	-%	8.79%	8.58%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2018.

(2) Does not include $95.6 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2018 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2019, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	61	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Lucian T. Smith, III	58	Chief Operating Officer	2007
J. Larry Sorsby	63	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	48	Vice President, Chief Accounting Officer and Corporate Controller	2004

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

We have posted our Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance.” We have also posted our Corporate Governance Guidelines on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 90 Matawan Road, Fifth Floor, Matawan, NJ 07747 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 90 Matawan Road, Fifth Floor, Matawan, NJ 07747 or calling corporate headquarters at 732-747-7800.

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2019.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2019.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2019.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2019.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

ITEM 16

Form 10-K Summary

None.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant.(5)
3(b)	Certificate of Amendment of the Restated Certificate of Incorporation of Hovnanian Enterprises, Inc., dated March 13, 2018. (14)
3(c)	Amended and Restated Bylaws of the Registrant.(22)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(13)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(20)

4(f)	Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2. (15)
4(g)	Indenture, dated as of February 1, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Note due 2040, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the forms of 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040.(29)
4(h)	Second Supplemental Indenture, dated as of May 30, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee.(34)
4(i)

Indenture dated as of July 27, 2017, relating to the 10.0% Senior Secured Notes due 2022 and the 10.5% Senior Secured Notes due 2024, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 10.0% Senior Secured Note due 2022 and the 10.5% Senior Secured Note due 2024.(17)

4(j)	Second Supplemental Indenture, dated January 16, 2018, relating to 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent.(30)
4(k)

Indenture dated as of September 8, 2016, relating to the 9.50% Senior Secured Notes due 2020, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., and the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including form of 9.50% Senior Secured Notes due 2020.(2)

4(l)

Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(m)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Note due 2019.(10)

10(a)	Commitment Letter, dated December 28, 2017, by and among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., K. Hovnanian at Sunrise Trail III, LLC and GSO Capital Partners LP, on its own behalf and on behalf of certain funds managed, advised or sub-advised by GSO Capital Partners LP.(31)
10(b)	$125,000,000 Credit Agreement, dated as of January 29, 2018, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(29)
10(c)	First Amendment, dated as of May 14, 2018, to the $125,000,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.(33)
10(d)	$212,500,000 Credit Agreement, dated as of January 29, 2018, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(29)
10(e)	First Amendment, dated as of May 14, 2018, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.(33)
10(f)

Collateral Agency Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent and Wilmington Trust, National Association, as Collateral Agent.(17)

10(g)

Security Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent.(17)

10(h)

Pledge Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Collateral Agent.(17)

10(i)

Joinder to the Amended and Restated Intercreditor Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Trustee and Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent.(17)

10(j)

Second Amended and Restated Mortgage Tax Collateral Agency Agreement, dated as of July 27 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the Subsidiary Guarantors named therein, Wilmington Trust, National Association, as Notes Collateral Agent, Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, Wilmington Trust, National Association, as Junior Joint Collateral Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent.(17)

10(k)	Trademark Security Agreement, dated as of July 27, 2017, between K. HOV IP II, Inc. and Wilmington Trust, National Association, as Collateral Agent.(17)

10(l)

Amended and Restated Intercreditor Agreement, dated September 8, 2016, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, in its capacities as Senior Notes Trustee and Senior Notes Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacity as Administrative Agent (as defined therein), Wilmington Trust, National Association, in its capacity as Mortgage Tax Collateral Agent (as defined therein), Wilmington Trust, National Association, in its capacities as 9.125% Junior Trustee and 9.125% Junior Collateral Agent (each as defined therein), Wilmington Trust, National Association, in its capacities as 10.000% Junior Trustee and 10.000% Junior Collateral Agent (each as defined therein) and Wilmington Trust, National Association, in its capacity as Junior Joint Collateral Agent (as defined therein).(2)

10(m)

Amended and Restated First Lien Pledge Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)

10(n)

Amended and Restated First Lien Security Agreement, dated as of September 8, 2016, relating to the 5.0% Senior Secured Notes due 2021, the 2.0% Senior Secured Notes due 2021 and the 9.50% Senior Secured Notes due 2020.(2)

10(o)	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian.(27)
10(p)	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(q)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(r)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(19)
10(s)*	Executive Deferred Compensation Plan as amended and restated on January 1, 2014.
10(t)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(24)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Stock Option Agreement for Directors.(8)
10(w)*	Form of Incentive Stock Option Agreement.(23)
10(x)*	Form of Performance Vesting Incentive Stock Option Agreement.(23)
10(y)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(23)
10(z)*	Form of 2018 Long-Term Incentive Program Award Agreement.(32)
10(aa)*	Form of 2016 Long Term Incentive Program Award Agreement.(21)
10(bb)*	Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(25)
10(cc)*	Form of Amendment to Outstanding Stock Option Grants.(26)
10(dd)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(26)
10(ee)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(26)
10(ff)*	Form of Incentive Stock Option Agreement (2012).(27)
10(gg)*	Form of Stock Option Agreement (2012) for Directors.(27)
10(hh)*	Form of Market Share Unit Agreement Class A shares (2014 grants and thereafter).(9)
10(ii)*	Form of Market Share Unit Agreement Class B shares (2014 grants and thereafter).(9)
10(jj)*	Form of Market Share Unit Agreement (Performance Vesting) Class A (2014 grants and thereafter).(9)
10(kk)*	Form of Market Share Unit Agreement (Performance Vesting) Class B shares (2014 grants and thereafter) (9)
10(ll)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(9)
10(mm)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(9)
10(nn)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(9)
10(oo)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(7)
10(pp)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
10(qq)*	Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(18)

10(rr)*	Market Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ss)*	Market Share Unit Agreement Class B (2016 grants and thereafter).(2)
10(tt)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter).(2)
10(uu)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter).(2)
10(vv)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter).(2)
10(ww)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter).(2)
10(xx)*	Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(yy)*	Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter).(2)
10(zz)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(aaa)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(bbb)*	Director Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ccc)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class A (2017 grants and thereafter).(28)
10(ddd)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class B (2017 grants and thereafter).(28)
10(eee)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class A (2017 grants and thereafter).(28)
10(fff)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class B (2017 grants and thereafter).(28)
10(ggg)*	Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter).(35)
10(hhh)*	Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter).(35)
10(iii)*	Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter).(35)
10(jjj)*	Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter).(35)
10(kkk)*	Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter).(35)
10(lll)*	Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter).(35)
10(mmm)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(nnn)*	Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter).(35)
10(ooo)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(ppp)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter).(35)
10(qqq)*	Director Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(rrr)*	Form of Letter Agreement entered into with Lucian Theon Smith III.(12)
10(sss)*	Amendment to Form of Letter Agreement entered into with Lucian Theon Smith III.(32)
10(ttt)

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

10(uuu)	First Supplemental Guarantee, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as administrative agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.
10(vvv)	Security Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other grantors party thereto and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.
10(www)	Trademark Security Agreement, dated as of September 10, 2018, between K HOV IP, II, Inc. and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.
10(xxx)	Pledge Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the pledgors party thereto and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.
10(yyy)	Joinder to Intercreditor Agreement and Mortgage Tax Collateral Agency Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, Wilmington Trust, National Association, as administrative agent, Wilmington Trust, National Association, as junior joint collateral agent and Wilmington Trust, National Association, as mortgage tax collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C.
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2018 and October 31, 2017, (ii) the Consolidated Statements of Operations for the years ended October 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Equity for years ended October 31, 2018, 2017 and 2016 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (No. 001-08551) of the Registrant.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on February 1, 2016.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed November 5, 2014.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2017 (No. 001-08551), of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed March 14, 2018.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed January 11, 2018.

(16)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 28, 2017.

(18)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant (No. 001-08551).

(19)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(20)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(21)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 3, 2018.

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(25)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed February 2, 2018.

(30)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed January 16, 2018.

(31)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed December 28, 2017.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 (No. 001-08551) of the Registrant.

(33)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed May 14, 2018.

(34)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed May 30, 2018.

(35)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 20, 2018, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ J. LARRY SORSBY	Executive Vice President, Chief Financial Officer and Director
J. Larry Sorsby	(Principal Financial Officer)

/s/ BRAD G. O’CONNOR	Vice President – Chief Accounting Officer and Corporate Controller
Brad G. O’Connor	(Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ STEPHEN D. WEINROTH	Chairman of Compensation Committee and Director
Stephen D. Weinroth

/s/ VINCENT PAGANO JR.	Chairman of Corporate Governance and Nominating Committee and Director
Vincent Pagano Jr.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 20, 2018

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2018	October 31, 2017
ASSETS
Homebuilding:
Cash and cash equivalents	$187,871	$463,697
Restricted cash and cash equivalents	12,808	2,077
Inventories:
Sold and unsold homes and lots under development	878,876	744,119
Land and land options held for future development or sale	111,368	140,924
Consolidated inventory not owned	87,921	124,784
Total inventories	1,078,165	1,009,827
Investments in and advances to unconsolidated joint ventures	123,694	115,090
Receivables, deposits and notes, net	35,189	58,149
Property, plant and equipment, net	20,285	52,919
Prepaid expenses and other assets	39,150	37,026
Total homebuilding	1,497,162	1,738,785
Financial services	164,880	162,113
Total assets	$1,662,042	$1,900,898

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$95,557	$64,512
Accounts payable and other liabilities	304,899	335,057
Customers’ deposits	30,086	33,772
Nonrecourse mortgages secured by operating properties	-	13,012
Liabilities from inventory not owned, net of debt issuance costs	63,387	91,101
Revolving and term loan credit facilities, net of debt issuance costs	201,389	124,987
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,273,446	1,554,687
Total homebuilding	1,968,764	2,217,128
Financial services	143,448	141,914
Income taxes payable	3,334	2,227
Total liabilities	2,115,546	2,361,269
Stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2018 and 2017	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 400,000,000 shares; issued 144,596,485 shares at October 31, 2018 and 144,046,073 shares at October 31, 2017	1,446	1,440
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 60,000,000 shares; issued 16,241,847 shares at October 31, 2018 and 15,999,355 shares at October 31, 2017	162	160
Paid in capital - common stock	708,805	706,466
Accumulated deficit	(1,183,856)	(1,188,376)
Treasury stock - at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at October 31, 2018 and 2017	(115,360)	(115,360)
Total stockholders' equity deficit	(453,504)	(460,371)
Total liabilities and equity	$1,662,042	$1,900,898

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2018	October 31, 2017	October 31, 2016
Revenues:
Homebuilding:
Sale of homes	$1,906,228	$2,340,033	$2,600,790
Land sales and other revenues	31,650	52,889	78,840
Total homebuilding	1,937,878	2,392,922	2,679,630
Financial services	53,355	58,743	72,617
Total revenues	1,991,233	2,451,665	2,752,247
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,566,555	1,961,804	2,230,457
Cost of sales interest	60,685	88,536	92,391
Inventory impairment loss and land option write-offs	3,501	17,813	33,353
Total cost of sales	1,630,741	2,068,153	2,356,201
Selling, general and administrative	159,202	196,320	192,938
Total homebuilding expenses	1,789,943	2,264,473	2,549,139
Financial services	35,128	32,346	37,144
Corporate general and administrative	69,632	59,367	60,141
Other interest	103,297	97,304	90,967
Other operations	1,584	1,518	4,874
Total expenses	1,999,584	2,455,008	2,742,265
Loss on extinguishment of debt	(7,536)	(34,854)	(3,200)
Income (loss) from unconsolidated joint ventures	24,033	(7,047)	(4,346)
Income (loss) before income taxes	8,146	(45,244)	2,436
State and federal income tax provision:
State	3,626	11,261	2,457
Federal	-	275,688	2,798
Total income taxes	3,626	286,949	5,255
Net income (loss)	$4,520	$(332,193)	$(2,819)
Per share data:
Basic:
Net income (loss) per common share	$0.03	$(2.25)	$(0.02)
Weighted-average number of common shares outstanding	148,515	147,703	147,451
Assuming dilution:
Net income (loss) per common share	$0.03	$(2.25)	$(0.02)
Weighted-average number of common shares outstanding	151,786	147,703	147,451

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance, November 1, 2015	131,532,118	$1,433	14,985,081	$157	5,600	$135,299	$703,751	$(853,364)	$(115,360)	$(128,084)
Stock options, amortization and issuances							(1,502)			(1,502)
Restricted stock amortization, issuances and forfeitures	445,522	4	334,352	3			3,888			3,895
Conversion of Class B to Class A common stock	68,372	1	(68,372)	(1)						-
Net (loss)								(2,819)		(2,819)
Balance, October 31, 2016	132,046,012	1,438	15,251,061	159	5,600	135,299	706,137	(856,183)	(115,360)	(128,510)
Stock options, amortization and issuances	48,250						556			556
Restricted stock amortization, issuances and forfeitures	188,548	2	59,046	1			(227)			(224)
Conversion of Class B to Class A common stock	2,500		(2,500)							-
Net (loss)								(332,193)		(332,193)
Balance, October 31, 2017	132,285,310	1,440	15,307,607	160	5,600	135,299	706,466	(1,188,376)	(115,360)	(460,371)
Stock options, amortization and issuances	30,250						802			802
Restricted stock amortization, issuances and forfeitures	516,814	6	245,840	2			1,537			1,545
Conversion of Class B to Class A common stock	3,348		(3,348)							-
Net income								4,520		4,520
Balance, October 31, 2018	132,835,722	$1,446	15,550,099	$162	5,600	$135,299	$708,805	$(1,183,856)	$(115,360)	$(453,504)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Cash flows from operating activities:
Net income (loss)	$4,520	$(332,193)	$(2,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,156	4,249	3,565
Compensation from stock options and awards	3,669	557	2,921
Amortization of bond discounts, premiums and deferred financing costs	8,822	13,875	12,830
Gain on sale and retirement of property and assets	(3,619)	(166)	(632)
(Income) loss from unconsolidated joint ventures	(24,033)	7,047	4,346
Distributions of earnings from unconsolidated joint ventures	-	1,864	1,002
Loss on extinguishment of debt	7,536	34,854	3,200
Inventory impairment and land option write-offs	3,501	17,813	33,353
Deferred income tax provision	-	285,578	6,851
(Increase) decrease in assets:
Origination of mortgage loans	(1,069,519)	(1,045,991)	(1,274,284)
Sale of mortgage loans	1,071,250	1,078,649	1,239,521
Receivables, prepaids, deposits and other assets	20,669	5,249	22,905
Inventories	(58,801)	255,444	328,141
Increase (decrease) in liabilities:
State and federal income tax payable	1,107	282	(205)
Customers’ deposits	(3,686)	(3,657)	(6,789)
Accounts payable, accrued interest and other accrued liabilities	(31,394)	(21,876)	13,090
Net cash (used in) provided by operating activities	(66,822)	301,578	386,996
Cash flows from investing activities:
Proceeds from sale of property and assets	38,303	270	764
Purchase of property, equipment, and other fixed assets and acquisitions	(5,193)	(6,478)	(8,007)
Investment in and advances to unconsolidated joint ventures	(26,271)	(36,803)	(49,905)
Distributions of capital from unconsolidated joint ventures	28,662	13,304	5,264
Net cash provided by (used in) investing activities	35,501	(29,707)	(51,884)
Cash flows from financing activities:
Proceeds from mortgages and notes	181,101	199,275	211,209
Payments related to mortgages and notes	(162,192)	(218,468)	(272,220)
Proceeds from model sale leaseback financing programs	22,749	10,270	24,297
Payments related to model sale leaseback financing programs	(30,123)	(28,798)	(41,435)
Proceeds from land bank financing programs	18,827	29,190	174,211
Payments related to land bank financing programs	(38,991)	(71,757)	(108,577)
Net (payments) proceeds related to mortgage warehouse lines of credit	(1,388)	(31,023)	36,713
Borrowings from revolving credit facility	-	-	5,000
Payments related to unsecured revolving credit facility	(52,000)	-	-
Proceeds from senior secured term loan facility	-	-	75,000
Payments related to senior secured term loan facility	(76,829)	-	-
Proceeds from senior unsecured term loan facility	202,547	-	-
Proceeds from senior secured notes	-	840,000	71,250
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes	(285,095)	(861,976)	(409,646)
Deferred financing costs from land banking financing programs and note issuances	(8,035)	(14,556)	(11,469)
Net cash used in financing activities	(229,429)	(147,843)	(245,667)
Net (decrease) increase in cash and cash equivalents	(260,750)	124,028	89,445
Cash, cash equivalents and restricted cash and cash equivalents balance, beginning of year	493,742	369,714	280,268
Cash, cash equivalents and restricted cash and cash equivalents balance, end of year	$232,992	$493,742	$369,713

Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$112,016	$89,836	$101,796
Income taxes	$2,520	$1,089	$(1,390)

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$187,871	$463,697	$339,773
Homebuilding: Restricted cash and cash equivalents	12,808	2,077	3,914
Financial Service: Cash and cash equivalents, included in Financial services assets	6,948	5,623	6,992
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	25,365	22,345	19,035
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$232,992	$493,742	$369,714

See notes to consolidated financial statements.

Supplemental disclosure of noncash investing activities:

In the first quarter of fiscal 2018, we acquired the remaining assets of one of our joint ventures, resulting in a $13.0 million reduction in our investment in the joint venture and a corresponding increase to inventory.

Supplemental disclosure of noncash financing activities:

In the second quarter of fiscal 2018, we completed a debt for debt exchange of existing 8.0% Senior Notes due November 1, 2019 for newly issued 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040. See Note 9 for further information.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all wholly owned subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends October 31.

Reclassifications - In fiscal 2018, we reclassified our Senior Secured Term Loan due 2019 on the Consolidated Balance Sheets from the line item “Notes payable (net of discount, premium and debt issuance costs) and accrued interest” to “Revolving and term loan credit facilities, net of debt issuance costs”, resulting in a reclassification of the October 31, 2017 balance of $73.0 million.

Effective October 31, 2018 we early adopted Accounting Standards Update (“ASU”) 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). As a result, restricted cash amounts are no longer shown within the operating and investing activities as these balances are now included in the beginning and ending cash balances in our Consolidated Statements of Cash Flows. The adoption also resulted in the reclassification of restricted cash in operating and investing activities of $4.0 million and $2.6 million, respectively, for the year ended October 31, 2017, and $0.7 million and $2.9 million, respectively, for the year ended October 31, 2016. These amounts are now included in the beginning and ending cash balances for the respective periods. See also the reconciliation of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows.

The Company has changed the presentation of our consolidated balance sheets to present its financial services assets on a combined basis. Prior year amounts have also been combined to reflect this presentation. As a result, “Financial services cash and cash equivalents” of $5.6 million at October 31, 2017 is now included in “Financial Services” under the new presentation. Financial services cash and cash equivalents balances are now included in the reconciliation of cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows.

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for the year ended October 31, 2018, approximately 98% for the year ended October 31, 2017 and approximately 97% for the year ended October 31, 2016. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes at October 31, 2018 in 123 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and in the third quarter of fiscal 2016, we completed the sale of our portfolios in those markets. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2018 and 2017, $199.6 million and $13.3 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, revolving credit facility, accrued interest, senior secured term loan and the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes. The fair value of the senior secured notes, senior notes, senior amortizing notes and senior exchangeable notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of all of our other financial instruments approximates their carrying amounts.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2018, we did not mothball any communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities. As of October 31, 2018 and 2017, the net book value associated with our 18 and 22 total mothballed communities was $24.5 million and $36.7 million, respectively, which was net of impairment charges recorded in prior periods of $186.1 million and $214.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Consolidated Balance Sheets. As of October 31, 2018 and 2017, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 360-20-40-38, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2018 and 2017, inventory of $50.5 million and $58.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $43.9 million and $51.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 360-20-40-38, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2018 and 2017, inventory of $37.4 million and $66.3 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $19.5 million and $39.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2016 to October 31, 2018 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $6.4 million and $23.6 million of our total inventories at October 31, 2018 and 2017, respectively, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(In thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Interest capitalized at beginning of year	$71,051	$96,688	$123,898
Plus interest incurred(1)	161,048	160,203	166,824
Less cost of sales interest expensed	60,685	88,536	92,391
Less other interest expensed(2)(3)	103,297	97,304	90,967
Less interest contributed to unconsolidated joint venture(4)	-	-	10,676
Interest capitalized at end of year(5)	$68,117	$71,051	$96,688

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $76.2 million, $69.1 million and $50.4 million for the years ended October 31, 2018, 2017 and 2016, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $27.1 million, $28.2 million and $40.6 million for the years ended October 31, 2018, 2017 and 2016.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
(In thousands)	October 31, 2018	October 31, 2017	October 31, 2016
Other interest expensed	$103,297	$97,304	$90,967
Interest paid by our mortgage and finance subsidiaries	2,478	1,944	2,866
Decrease (increase) in accrued interest	6,241	(9,412)	7,963
Cash paid for interest, net of capitalized interest	$112,016	$89,836	$101,796

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2017, we wrote down certain joint venture investments by $2.8 million. There were no write-downs in fiscal 2018 or 2016.

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

Debt Issued At a Premium - Debt issued at a premium to the face amount is accreted down to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2018, 2017 and 2016, advertising costs expensed totaled $16.4 million, $17.9 million and $21.4 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $11.4 million and $7.3 million at October 31, 2018 and 2017, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2018 and 2017, we recorded $0.6 million and $0.2 million, respectively, in recoveries. In addition, there were $0.1 million and $0.1 million of write-offs in fiscal 2018 and 2017, respectively. During fiscal 2018, we recorded $4.8 million of additional reserves.

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

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units (which matured and were paid in full in fiscal 2018). Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning November 1, 2018, and at that time, we expect to apply the modified retrospective method of adoption. We have substantially completed our evaluation of the impact of adopting ASU 2014-09. Based on our assessment, we do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard. We also do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate nonlease components from the associated lease component if certain conditions are met. We are currently evaluating both the method and the impact of adopting this guidance on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We early adopted ASU 2016-15 effective October 31, 2018 and there was no impact of adopting this guidance on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. We early adopted ASU 2016-18 effective October 31, 2018. See Note 1 for further information on the reclassification of prior period amounts.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides guidance for the accounting of income taxes related to intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company’s fiscal year beginning November 1, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance on our Consolidated Financial Statements.

In August 2018, the FASB issued No. ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework” (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. ASU 2018-13 is effective for us beginning November 1, 2020. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the impact of adopting this guidance on our Consolidated Financial Statements.

In August 2018, the FASB issued No. ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning November 1, 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Years Ending October 31,	(In Thousands)
2019	$9,297
2020	6,388
2021	3,903
2022	2,946
2023	2,026
Thereafter	2,482
Total	$27,042

Net rental expense for the three years ended October 31, 2018, 2017 and 2016, was $14.4 million, $10.8 million and $12.8 million, respectively. These amounts represent all of the above described lease types and also include rent expense for our corporate headquarters and various month-to-month leases on model homes, furniture and equipment. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation. Included in the October 31, 2017 amounts are $1.0 million in land, $60.1 million in buildings and $26.4 million in accumulated depreciation for our former corporate headquarters, for a net book value of $34.7 million, which was held for sale at October 31, 2017 and sold on November 1, 2017.

Property, plant, and equipment balances as of October 31, 2018 and 2017 were as follows:

	October 31,
(In thousands)	2018	2017

Land and land improvements	$1,639	$2,625
Buildings	9,155	69,279
Building improvements	10,958	9,458
Furniture	5,305	5,571
Equipment, including capitalized software	33,015	35,328
Total	60,072	122,261
Less accumulated depreciation	39,787	69,342
Total	20,285	$52,919

6. Restricted Cash and Deposits

Homebuilding - Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled $12.8 million and $2.1 million as of October 31, 2018 and 2017, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 9. Also included in these balances were homebuilding customers’ deposits of $0.1 million and $0.4 million at October 31, 2018 and 2017, respectively, which are subject to restrictions on our use.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Consolidated Balance Sheets, totaled $25.4 million and $22.3 million as of October 31, 2018 and 2017, respectively. Included in these balances were (1) financial services customers’ deposits of $23.4 million at October 31, 2018 and $20.0 million as of October 31, 2017, which are subject to restrictions on our use, and (2) $2.0 million at October 31, 2018 and $2.3 million at October 31, 2017, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2018 and 2017, $115.2 million and $119.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” liability balances on the Consolidated Balance Sheets. As of October 31, 2018 and 2017, we had reserves specifically for 46 and 45 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us. In both fiscal 2018 and 2017, the adjustments to pre-existing provisions for losses from changes in estimates were primarily due to the settlements of disputes for significantly less than the amounts that had been previously reserved.

The activity in our loan origination reserves in fiscal 2018 and 2017 was as follows:

	Year Ended
	October 31,
(In thousands)	2018	2017

Loan origination reserves, beginning of period	$3,158	$8,137
Provisions for losses during the period	160	165
Adjustments to pre-existing provisions for losses from changes in estimates	(755)	(4,571)
Payments/settlements	-	(573)
Loan origination reserves, end of period	$2,563	$3,158

8. Mortgages

We have nonrecourse mortgage loans for certain communities totaling $95.6 million and $64.5 million (net of debt issuance costs) at October 31, 2018 and 2017, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $241.9 million and $157.8 million, respectively. The weighted-average interest rate on these obligations was 6.1% and 5.3% at October 31, 2018 and 2017, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries. We also had nonrecourse mortgage loans on our former corporate headquarters totaling $13.0 million at October 31, 2017. On November 1, 2017, these loans were paid in full in connection with the sale of this corporate headquarters building.

K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 31, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.31% at October 31, 2018, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of October 31, 2018 and 2017, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $40.3 million and $41.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 15, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.38% to 5.13% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2018 and 2017, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $40.2 million and $40.7 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through June 10, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.25% or 3.25% based upon the type of loan. As of October 31, 2018 and 2017, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $32.7 million and $32.4 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2018, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of October 31, 2018 and October 31, 2017, were as follows:

(In thousands)	October 31, 2018(1)(2)	October 31, 2017(1)(2)
Senior Secured Term Loan due 2019, net of debt issuance costs	$-	$72,987
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,561	$74,350
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,094	53,058
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	135,571	133,732
10.0% Senior Secured Notes due July 15, 2022	435,461	434,543
10.5% Senior Secured Notes due July 15, 2024	394,736	394,953
Total Senior Secured Notes, net of debt issuance costs	$1,093,423	$1,090,636
Senior Notes:
7.0% Senior Notes due January 15, 2019	$-	$131,957
8.0% Senior Notes due November 1, 2019 (3)	-	234,293
13.5% Senior Notes due February 1, 2026 (including premium)	101,162	-
5.0% Senior Notes due February 1, 2040 (net of discount)	43,264	-
Total Senior Notes, net of debt issuance costs	$144,426	$366,250
11.0% Senior Amortizing Notes due December 1, 2017, net of debt issuance costs	$-	$2,045
Senior Exchangeable Notes due December 1, 2017, net of debt issuance costs	$-	$53,919
Senior Unsecured Term Loan Credit Facility due February 1, 2027, net of debt issuance costs	$201,389	$-
Unsecured Revolving Credit Facility due September 2018	$-	$52,000
Senior Secured Revolving Credit Facility (4)	$-	$-

(1) “Notes payable” on our Consolidated Balance Sheets as of October 31, 2018 and 2017 consists of the total senior secured, senior, senior amortizing and senior exchangeable notes shown above, as well as accrued interest of $35.6 million and $41.8 million, respectively.

(2) Unamortized debt issuance costs at October 31, 2018 and 2017 were $14.1 million and $16.1 million, respectively.

(3) $26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI.

(4) Availability under the Senior Secured Revolving Credit Facility will terminate on December 28, 2019 and any loans thereunder on such date shall convert to secured term loans maturing on December 28, 2022.

As of October 31, 2018, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ended October 31, (1)
2019	$-
2020	-
2021	75,000
2022	635,000
2023	-
Thereafter	783,257
Total	$1,493,257

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2018.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2018 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at October 31, 2018 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of the 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of October 31, 2018, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Any liquidity-enhancing or other capital raising or refinancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our Debt Instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness with certain maturity requirements as discussed above (a limitation that we expect to continue for the foreseeable future), even if market conditions would otherwise be favorable, which could also impact our ability to grow our business.

 Fiscal 2018

On December 1, 2017, our 6.0% Senior Exchangeable Note Units were paid in full, which units consisted of $53.9 million principal amount of our Senior Exchangeable Notes that matured and the final installment payment of $2.1 million on our 11.0% Senior Amortizing Notes.

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with GSO Capital Partners LP (“GSO”) on its own behalf and on behalf of one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”), and had commenced a private offer to exchange with respect to the 8.0% Notes (the “Exchange Offer”).

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of K. Hovnanian’s 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities committed to lend to K. Hovnanian the Secured Revolving Loans, consisting of up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then-outstanding secured term loans (the “Secured Term Loans”) and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities have committed to purchase, and K. Hovnanian has agreed to issue and sell, on January 15, 2019 (or such later date within five business days as mutually agreed by the parties working in good faith), $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”) at a purchase price, for each $1,000 principal amount of Additional 10.5% 2024 Notes, that would imply a yield to maturity equal to (a) the volume weighted average yield to maturity (calculated based on the yield to maturity during the 30 calendar day period ending on one business day prior to the settlement date of the Additional 10.5% 2024 Notes, which is expected to be January 15, 2019) for the 10.5% 2024 Notes, minus (b) 0.50%, upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for year ended October 31, 2018. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027, which is the ninth anniversary of the first closing date of the Term Loan Facility.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Secured Credit Facility. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any outstanding Secured Revolving Loans on such date shall convert to secured term loans maturing on December 28, 2022. On September 10, 2018, K. Hovnanian borrowed $35.0 million of Secured Revolving Loans under the Secured Credit Facility and used $41.0 million of cash on hand to repay the Secured Term Loans in full, plus unpaid interest and closing costs (in the fourth quarter of fiscal 2018, K. Hovnanian repaid the borrowed Secured Revolving Loans and as of October 31, 2018, there were no amounts outstanding under the Secured Credit Facility). This transaction resulted in a loss on extinguishment of debt of $1.8 million for the year ended October 31, 2018. The Secured Revolving Loans and the guarantees thereof are secured (subject to perfection requirements under the terms of the Secured Credit Facility) by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes pursuant to an intercreditor agreement. The collateral securing the Secured Revolving Loans will be the same as that securing the 10.0% 2022 Notes and the 10.5% 2024 Notes (see –“Fiscal 2017” below). The Secured Revolving Loans bear interest at a rate equal to 10.0% per annum, and interest is payable in arrears, on the last business day of each fiscal quarter.

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes, which equaled $103.0 million for the New 2026 Notes and $44.0 million for the New 2040 Notes, resulting in a premium on the New 2026 Notes and a discount on the New 2040 Notes, and a loss on extinguishment of debt of $0.9 million for the year ended October 31, 2018.

K. Hovnanian’s New 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2026 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after February 1, 2019, K. Hovnanian may also redeem some or all of the New 2026 Notes at a redemption price equal to 100.0% of their principal amount.

K. Hovnanian’s New 2040 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2040 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount.” At any time and from time to time on or after February 1, 2040, K. Hovnanian may also redeem some or all of the New 2040 Notes at a redemption price equal to 100.0% of their principal amount.

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

On July 27, 2017, K. Hovnanian issued $440.0 million aggregate principal amount of 10.0% 2022 Notes and $400.0 million aggregate principal amount of 10.5% 2024 Notes. The net proceeds from these issuances together with available cash were used to (i) purchase $575,912,000 principal amount of 7.25% Senior Secured First Lien Notes due 2020 (the “7.25% First Lien Notes”), $87,321,000 principal amount of 9.125% Senior Secured Second Lien Notes due 2020 (the “9.125% Second Lien Notes” and, together with the 7.25% First Lien Notes, the “ 2020 Secured Notes”) and all $75,000,000 principal amount of 10.0% Senior Secured Second Lien Notes due 2018 (the “10.0% Second Lien Notes”) that were tendered and accepted for purchase pursuant to K. Hovnanian’s offers to purchase for cash (the “Tender Offers”) any and all of the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes and to pay related tender premiums and accrued and unpaid interest thereon to the date of purchase and (ii) satisfy and discharge all obligations (and cause the release of the liens on the collateral securing such indebtedness) under the indentures under which the 7.25% First Lien Notes, the 9.125% Second Lien Notes and the 10.0% Second Lien Notes were issued and in connection therewith to call for redemption on October 15, 2017 and on November 15, 2017 all remaining $1,088,000 principal amount of 7.25% First Lien Notes and all remaining $57,679,000 principal amount of 9.125% Second Lien Notes, respectively, that were not validly tendered and purchased in the applicable Tender Offer in accordance with the redemption provisions of the indentures governing the 2020 Secured Notes. These transactions resulted in a loss on extinguishment of debt of $42.3 million for fiscal 2017, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

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

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof are also secured in accordance with the terms of the indenture governing such Notes and the security documents related thereto by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case, subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes is the same as that which will secure the Secured Revolving Loans). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Secured Revolving Loans and any other future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

At October 31, 2018, the aggregate book value of the real property that constituted collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes was $437.9 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the 10.0% 2022 Notes and the 10.5% 2024 Notes was $125.6 million as of October 31, 2018, which included $11.9 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

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

On September 8, 2016, the Company and K. Hovnanian completed certain financing transactions with certain investment funds managed by affiliates of H/2 Capital Partners LLC (collectively, the “Investor”) pursuant to which the Investor (1) funded a $75.0 million senior secured term loan facility, which was borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, (2) purchased $75.0 million aggregate principal amount of 10.0% Second Lien Notes issued by K. Hovnanian and guaranteed by the Notes Guarantors (all such notes were subsequently purchased in the Tender Offers as described above under “-Fiscal 2017”), and (3) exchanged $75.0 million aggregate principal amount of 9.125% Second Lien Notes held by such Investor for $75.0 million of newly issued 9.50% 2020 Notes issued by K. Hovnanian and guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group, for aggregate cash proceeds of approximately $146.3 million, before expenses. On September 10, 2018, K. Hovnanian repaid the Secured Term Loans in full, as described under “—Fiscal 2018.”

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

The 9.50% 2020 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The 9.50% 2020 Notes are secured on a pari passu first lien basis with K. Hovnanian’s 2021 Notes, by substantially all of the assets of the members of the JV Holdings Secured Group, subject to permitted liens and certain exceptions. See “—Other Secured Obligations” below.

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

The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and certain exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of October 31, 2018, the collateral securing the guarantees included (1) $75.0 million of cash and cash equivalents, which included $0.8 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $139.2 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $114.8 million as of October 31, 2018; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and the Credit Facilities, and thus have not guaranteed such indebtedness.

Senior Notes

On February 1, 2018, K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of its outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled).

As discussed above, the 8.0% Notes were the subject of the Exchange Offer that closed on February 1, 2018 and, on May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes, which was funded with borrowings of the Delayed Draw Term Loans under the Term Loan Facility (upon redemption, such redeemed 8.0% Notes were cancelled).

Other

 In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. This facility matured and was paid in full in September 2018 with borrowings under the Secured Credit Facility and cash on hand. As of October 31, 2017, there were $52.0 million of borrowings and $14.6 million of letters of credit outstanding under the Unsecured Revolving Credit Facility.

We have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $12.5 million and $1.7 million letters of credit outstanding at October 31, 2018 and October 31, 2017, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2018 and October 31, 2017, the amount of cash collateral in these segregated accounts was $12.7 million and $1.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

10. Operating and Reporting Segments

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

Financial information relating to HEI’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2018	2017	2016
Revenues:
Northeast	$116,296	$209,509	$278,028
Mid-Atlantic	354,690	464,126	458,579
Midwest	196,599	199,770	311,322
Southeast	241,620	260,402	260,584
Southwest	638,282	827,503	1,028,529
West	384,627	430,546	342,447
Total homebuilding	1,932,114	2,391,856	2,679,489
Financial services	53,355	58,743	72,617
Corporate and unallocated	5,764	1,066	141
Total revenues	$1,991,233	$2,451,665	$2,752,247
Income (loss) before income taxes:
Northeast	$20,869	$2,300	$(3,869)
Mid-Atlantic	18,757	17,191	17,476
Midwest	1,528	(1,151)	(11,416)
Southeast	(9,914)	(6,199)	(17,791)
Southwest	49,852	71,540	84,424
West	47,987	19,636	3,445
Total homebuilding	129,079	103,317	72,269
Financial services	18,227	26,397	35,473
Corporate and unallocated (1)	(139,160)	(174,958)	(105,306)
Income (loss) before income taxes	$8,146	$(45,244)	$2,436

(1) Corporate and unallocated for the year ended October 31, 2018 included corporate general and administrative costs of $69.6 million, interest expense of $76.2 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $7.5 million, and $14.1 million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building, along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2017 included corporate general and administrative costs of $59.4 million, interest expense of $69.1 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $34.9 million, $12.5 million adjustment for construction defect reserves (discussed in Note 16) and $0.9 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation. Corporate and unallocated for the year ended October 31, 2016 included corporate general and administrative costs of $60.1 million, interest expense of $50.4 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $3.2 million, $(9.2) million adjustment for construction defect reserves (discussed in Note 16) and $0.8 million of other income and expenses primarily related to bond amortization, stock compensation and rental income.

	October 31,
(In thousands)	2018	2017
Assets:
Northeast	$152,607	$180,545
Mid-Atlantic	217,807	224,398
Midwest	85,398	84,960
Southeast	246,497	231,644
Southwest	320,452	294,337
West	244,886	175,347
Total homebuilding	1,267,647	1,191,231
Financial services	164,880	162,113
Corporate and unallocated	229,515	547,554
Total assets	$1,662,042	$1,900,898

	October 31,
(In thousands)	2018	2017
Investments in and advances to unconsolidated joint ventures:
Northeast	$51,094	$36,411
Mid-Atlantic	7,307	20,873
Midwest	3,738	4,268
Southeast	39,509	36,320
Southwest	18,219	11,832
West	2,445	4,451
Total homebuilding	122,312	114,155
Corporate and unallocated	1,382	935
Total investments in and advances to unconsolidated joint ventures	$123,694	$115,090

	Year Ended October 31,
(In thousands)	2018	2017	2016
Homebuilding interest expense:
Northeast	$11,811	$20,308	$19,417
Mid-Atlantic	15,051	23,886	23,662
Midwest	5,874	7,799	12,275
Southeast	14,934	13,646	16,770
Southwest	21,820	25,278	37,552
West	18,309	25,799	23,295
Total homebuilding	87,799	116,716	132,971
Corporate and unallocated	76,183	69,124	50,387
Financial services interest expense (1)	104	(630)	(763)
Total interest expense, net	$164,086	$185,210	$182,595

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2018	2017	2016
Depreciation:
Northeast	$135	$71	$62
Mid-Atlantic	63	50	56
Midwest	1,106	858	497
Southeast	124	83	82
Southwest	70	78	104
West	45	94	92
Total homebuilding	1,543	1,234	893
Financial services	14	16	41
Corporate and unallocated	1,599	2,999	2,631
Total depreciation	$3,156	$4,249	$3,565

	Year Ended October 31,
(In thousands)	2018	2017	2016
Net additions to operating properties and equipment:
Northeast	$142	$442	$78
Mid-Atlantic	318	71	208
Midwest	621	3,773	3,180
Southeast	701	28	233
Southwest	23	18	199
West	55	80	91
Total homebuilding	1,860	4,412	3,989
Financial services	-	-	30
Corporate and unallocated	3,333	2,066	3,988
Total net additions to operating properties and equipment	$5,193	$6,478	$8,007

	Year Ended October 31,
(In thousands)	2018	2017	2016
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$20,231	$(4,376)	$(2,639)
Mid-Atlantic	799	1,180	(27)
Midwest	(775)	(1,424)	(1,304)
Southeast	(2,032)	837	(1,774)
Southwest	5,165	(306)	(64)
West	645	(2,958)	1,462
Total equity in earnings (losses) from unconsolidated joint ventures	$24,033	$(7,047)	$(4,346)

11. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2018	2017
State income taxes:
Current	$3,334	$2,227
Deferred	-	-
Federal income taxes:
Current	-	-
Deferred	-	-
Total	$3,334	$2,227

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2018	2017	2016
Current income tax expense (benefit):
Federal (1)	$-	$-	$(2,796)
State (2)	3,626	1,371	1,200
Total current income tax expense (benefit):	3,626	1,371	(1,596)
Federal	-	275,688	5,594
State	-	9,890	1,257
Total deferred income tax expense (benefit):	-	285,578	6,851
Total	$3,626	$286,949	$5,255

(1)

The current federal income tax expense did not include the use of federal net operating losses for the years ended October 31, 2018 and 2017. The current federal income tax benefit is net of the use of federal net operating losses totaling $4.4 million for the year ended October 31, 2016.

(2)

The current state income tax expense (benefit) is net of the use of state net operating losses totaling $4.4 million, $18.2 million and $16.4 million for the years ended October 31, 2018, 2017 and 2016, respectively.

The total income tax expense of $3.6 million for the period ending October 31, 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $286.9 million for the period ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, the same periods were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses. The total income tax expense of $5.3 million for the period ended October 31, 2016 was primarily due to current state taxes and permanent differences related to stock compensation, partially offset by a federal tax benefit related to receiving a specified liability loss refund of taxes paid in fiscal year 2002.

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

The federal specified liability loss refund of taxes in fiscal year 2002 was due to an amendment of a prior year’s tax return. The Internal Revenue Service issued the refund following the Company’s application therefore during the year ended October 31, 2016. The refund related to the portion of the fiscal year 2012 NOL attributable to a specified liability loss which, pursuant to Internal Revenue Code Section 172 (b)(1)(C), can be carried back ten years to October 31, 2002. A specified liability is any amount allowable as a deduction attributable to a product liability or expense incurred in investigation or settlement of claims because of a product liability. The refund was received in February 2016 and therefore the tax credit was recorded in the second quarter of fiscal 2016.

Our federal net operating losses of $1.6 billion expire between 2028 and 2037, and $16.4 million have an indefinite carryforward period. Our state NOLs of $2.5 billion expire between 2019 and 2038, and some have an indefinite carryforward period. Of the total state amount $145.3 million will expire between 2019 through 2023; $691.2 million will expire between 2024 through 2028; $1.3 billion will expire between 2029 through 2033; $320.0 million will expire between 2034 through 2038; and $43.3 million have an indefinite carryforward period.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the comprehensive U.S. tax reform package, among other things, lowered the corporate tax rate from 35% to 21%. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of the Act on the Company include one major category which is the remeasurement of deferred taxes. Consequently, we have recorded a decrease related to deferred tax assets and liabilities of $298.5 million and $12.2 million, respectively, with a corresponding net adjustment to the valuation allowance in fiscal 2018, and there was no income tax expense or benefit as a result of the tax law changes. The Act contained additional changes that will impact our taxable income determinations, including, but not limited to elimination of the corporate alternative minimum tax and limitations on the deductibility of certain executive compensation. Although these provisions are not applicable until our fiscal year 2019, we anticipated limitations on the deductibility of executive compensation in our fiscal year 2018. We will continue to evaluate the impact of the tax reform as additional regulatory guidance is obtained. The ultimate impact of tax reform may differ from our interpretations and assumptions due to additional regulatory guidance that may be issued. As of October 31, 2018, we have completed our analysis of the impacts of the Act under SAB 118 with immaterial differences to our provisional amounts previously recorded.

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

As of October 31, 2018, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $638.2 million as of October 31, 2018, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year pretax loss position as of July 31, 2017. We are still in a cumulative three-year US GAAP pretax loss position as of October 31, 2018. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017 and second and third quarters of fiscal 2018, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	Recent financial results of $48.1 million pre-tax income in the fourth quarter of 2018 and $8.1 million pre-tax income for the twelve months ending October 31, 2018. (Positive Objective Evidence)
4.

Our net contracts per community declined in the fourth quarter of fiscal 2018 compared to the fourth quarter of 2017, consistent with data for the overall housing market. This recent slow down may be the beginning of a cyclical housing downturn or may just be temporary because of recent increases in mortgage rates. (Negative Objective Evidence)

5.

The refinancing in the third quarter of fiscal 2017 discussed in item 2 above will increase our interest incurred in fiscal 2018 and future years (based on our longer term modeling) by $23.4 million per year. (Negative Objective Evidence)

6.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
7.

We exited two geographic markets in fiscal 2016 and completed the wind down of operations in two other markets in fiscal 2018, that have historically had losses. By exiting these underperforming markets, the Company will be able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

8.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a faster, stronger recovery of the housing market. (Negative Subjective Evidence)

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2018	2017
Deferred tax assets:
Inventory impairment loss	$60,854	$122,584
Uniform capitalization of overhead	4,183	5,766
Warranty and legal reserves	4,774	8,763
Acquisition intangibles	1,185	4,420
Restricted stock bonus	1,344	4,202
Stock options	4,358	6,539
Provision for losses	18,044	38,831
Joint venture loss	3,384	12,028
Federal net operating losses	334,971	549,862
State net operating losses	191,064	172,307
Other	14,030	23,366
Total deferred tax assets	638,191	948,668
Deferred tax liabilities:
Debt repurchase income	-	30,465
Total deferred tax liabilities	-	30,465
Valuation allowance	(638,191)	(918,203)
Net deferred income taxes	$-	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2018, 2017 and 2016 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2018	2017	2016
Computed “expected” tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	17.2	1.0	65.4
Permanent differences, net	74.0	(2.4)	222.2
Deferred tax asset valuation allowance impact	(70.8)	(667.8)	-
Tax contingencies	1.0	-	0.3
Adjustments to prior years’ tax accruals(1)	2.1	-	(107.2)
Effective tax rate	44.5%	(634.2)%	215.7%

(1)	For the year ended October 31, 2017, the adjustments to prior years’ tax accruals includes the impact of a federal specified liability loss refund of taxes paid in fiscal year 2002 of (114.8%).

ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 - 10 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

Year Ended October 31,
	2018	2017
Unrecognized tax benefit—November 1,	$1.1	$1.1
Gross increases—tax positions in current period	0.3	0.2
Lapse of statute of limitations	(0.2)	(0.2)
Unrecognized tax benefit—October 31,	$1.2	$1.1

Related to the unrecognized tax benefits noted above, as of both October 31, 2018 and 2017, we have recognized a liability for interest and penalties of $0.3 million. For the years ended October 31, 2018, 2017 and 2016, we recognized $(41) thousand, $(45) thousand and $(2) thousand respectively, of interest and penalties in income tax benefit.

It is likely that, within the next year, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $1.2 million and $1.1 million for the years ended October 31, 2018 and 2017. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2017 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2014 through 2017.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2018, 2017 and 2016, our discount rates used for the impairments recorded ranged from 16.8% to 19.8%, 18.3% to 19.8% and 16.8% to 18.8%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2018 and 2017, we evaluated inventories of all 391 and 372 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the years ended October 31, 2018 and 2017 for five and 12 of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $11.2 million and $98.0 million, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities evaluated during the years ended October 31, 2018 and 2017 were evaluated in more than one quarterly period. As a result of our impairment analysis, we recorded aggregate impairment losses, which are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.1 million, $15.1 million and $24.5 million for the years ended October 31, 2018, 2017 and 2016, respectively. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment. Of those communities tested for impairment during the year ended October 31, 2018, all five communities were impaired, which resulted in recording aggregate impairment losses of $2.1 million. Of those communities tested for impairment during the year ended October 31, 2017, two communities with an aggregate carrying value of $45.0 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%.

The following table represents impairments by segment for fiscal 2018, 2017 and 2016:

(Dollars in millions)	Year Ended October 31, 2018
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	1	$0.4	$1.0
Mid-Atlantic	-	-	-
Midwest	1	0.1	0.5
Southeast	3	1.6	9.7
Southwest	-	-	-
West	-	-	-
Total	5	$2.1	$11.2

(Dollars in millions)	Year Ended October 31, 2017
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$3.3	$22.2
Mid-Atlantic	1	1.5	8.5
Midwest	2	0.2	0.8
Southeast	3	8.1	18.3
Southwest	-	-	-
West	2	2.0	3.1
Total	10	$15.1	$52.9

(Dollars in millions)	Year Ended October 31, 2016
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	5	$9.5	$33.8
Mid-Atlantic	-	-	-
Midwest	12	13.5	43.7
Southeast	3	1.5	10.9
Southwest	-	-	-
West	-	-	-
Total	20	$24.5	$88.4

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $1.4 million, $2.7 million and $8.9 million for the years ended October 31, 2018, 2017 and 2016, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2018, 2017 and 2016:

	Year Ended October 31,
(In millions)	2018	2017	2016
Northeast	$0.6	$0.5	$1.6
Mid-Atlantic	0.2	0.6	0.8
Midwest	0.1	0.3	1.3
Southeast	-	0.8	1.8
Southwest	0.2	0.4	3.2
West	0.3	0.1	0.2
Total	$1.4	$2.7	$8.9

13. Per Share Calculations

Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, and common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Note Units (which matured and were fully paid in December 2017). Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2018	2017	2016

Numerator:
Net earnings (loss) attributable to Hovnanian	$4,520	$(332,193)	$(2,819)
Less: undistributed earnings allocated to nonvested shares	(159)	-	-
Numerator for basic earnings per share	$4,361	$(332,193)	$(2,819)
Plus: undistributed earnings allocated to nonvested shares	159	-	-
Less: undistributed earnings reallocated to nonvested shares	(159)	-	-
Numerator for diluted earnings per share	$4,361	$(332,193)	$(2,819)
Denominator:
Denominator for basic earnings per share	148,515	147,703	147,451
Effect of dilutive securities:
Share-based payments	3,271	-	-
Denominator for diluted earnings per share – weighted-average shares outstanding	151,786	147,703	147,451
Basic earnings (loss) per share	$0.03	$(2.25)	$(0.02)
Diluted earnings (loss) per share	$0.03	$(2.25)	$(0.02)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 2.7 million and 4.4 million for the years ended October 31, 2017 and 2016 respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. For the year ended October 31, 2018, 0.8 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012), were excluded from the computation of diluted earnings per share because they were anti-dilutive. Also, for the years ended October 31, 2017 and 2016, 10.0 million and 14.6 million shares, respectively, of common stock issuable upon the exchange of our senior exchangeable notes were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 5.4 million, 4.6 million and 7.3 million for the years ended October 31, 2018, 2017 and 2016, respectively, because to do so would have been anti-dilutive for the periods presented.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (NOL) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2021, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to initially adopt the Rights Plan was approved by shareholders at a special meeting of stockholders held on December 5, 2008 and the amendment to the Rights Plan adopted by the Board on January 11, 2018 was approved by shareholders at the Company's annual meeting of shareholders held on March 13, 2018. Also at the special meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable United States Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during year ended October 31, 2018. As of October 31, 2018, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2018, 2017 and 2016, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $7.0 million, $6.8 million and $6.6 million for the years ended October 31, 2018, 2017 and 2016, respectively.

15. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2018, 2017 and 2016: risk free interest rate of 2.8%, 2.05% and 1.38%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.50, 0.53 and 0.61, respectively; a weighted-average expected life of the option of 8.0 years, 7.64 years and 7.36 years, respectively; and an estimated forfeiture rate of 9.90%, 9.92% and 10.90%, respectively.

For the years ended October 31, 2018, 2017 and 2016, total stock-based compensation expense was $3.7 million ($2.0 million post tax), $0.6 million and $2.9 million ($2.3 million post tax), respectively. Included in this total stock-based compensation expense was expense from stock options of $0.7 million and $0.5 million for the years ended October 31, 2018 and 2017, respectively, and income for stock options of $1.5 million for the year ended October 31, 2016. The fiscal 2017 expense includes income of $2.0 million from previously recognized expense of certain performance based restricted stock grants for which the performance metrics are no longer expected to be satisfied. This income was offset by the vesting of restricted stock of $2.1 million during the year ended October 31, 2017. The fiscal 2016 expense included income of $2.1 million from previously recognized expense of certain performance based restricted stock grants for which the performance metrics are no longer expected to be satisfied. This income was offset by the vesting of stock options of $0.5 million during the year ended October 31, 2016.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. At the time of our annual stock grant in the second quarter of fiscal 2018, each of the five of our existing non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock units subject to a two-year post-vesting holding period, or a combination thereof, with restricted stock units based on the fair market value on the date of grant and stock options based on grant date Black-Scholes value. All such directors elected to receive restricted stock units. Additionally, our new non-employee director was granted restricted stock units during fiscal 2018. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2018	Weighted-Average Exercise Price	October 31, 2017	Weighted-Average Exercise Price	October 31, 2016	Weighted-Average Exercise Price
Options outstanding at beginning of period	6,860,701	$3.40	7,373,951	$4.03	6,393,876	$4.78
Granted	945,625	$2.25	236,250	$2.34	1,148,481	$1.95
Exercised	30,250	$2.00	48,250	$2.07	-	$-
Forfeited	50,000	$2.57	452,375	$5.85	51,125	$2.73
Expired	761,750	$6.28	248,875	$16.68	117,281	$25.05
Options outstanding at end of period	6,964,326	$2.95	6,860,701	$3.40	7,373,951	$4.03
Options exercisable at end of period	4,793,490		5,259,011		5,071,181

The total intrinsic value of options exercised during fiscal 2018 and 2017 was $26 thousand and $12 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At October 31, 2016, there were no options exercisable which had an intrinsic value. Exercise prices for options outstanding at October 31, 2018 ranged from $1.54 to $6.28.

The weighted-average fair value of grants made in fiscal 2018, 2017 and 2016 was $1.08, $1.33 and $1.00 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2018, 2017 and 2016 was $2.78, $2.60 and $2.55 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2018:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Outstanding	Exercise Price	Life
$1.54	–	$2.41	2,645,784	$2.00	6.32
$2.42	–	$4.41	3,004,042	$2.77	3.57
$4.42	–	$6.28	1,314,500	$5.27	2.66
			6,964,326	$2.95	4.44

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2018:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Exercisable	Exercise Price	Life
$1.54	–	$2.41	1,108,534	$1.97	3.65
$2.42	–	$4.41	2,370,456	$2.81	2.09
$4.42	–	$6.28	1,314,500	$5.27	2.66
			4,793,490	$3.29	2.61

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2018, 2017 and 2016, we granted 507,278 (including 397,590 units to certain of our non-employee directors), 366,513 (including 298,388 units to certain of our non-employee directors) and 456,070 (including 356,382 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 148,424, 101,218 and 176,944 units, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2017 and 2016, 452,500 and 33,125 restricted stock units were forfeited, respectively.

For the years ended October 31, 2018, 2017 and 2016 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was $2.8 million, $21 thousand and $4.3 million, respectively. In addition to nonvested share awards summarized in the following table, there were 540,229, 312,419 and 224,326 vested share awards at October 31, 2018, 2017 and 2016, respectively, which were deferred at the participants' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2018, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	6,174,477	$2.36
Granted	2,129,073	$2.55
Vested	705,144	$2.31
Forfeited	2,423,148	$1.98
Nonvested at end of period	5,175,258	$2.62

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”) for certain officers and associates, which are performance based plans. This includes 0.3 million 2016 LTIP shares which were granted during fiscal 2016 and based on performance outcomes between 2016 and 2018 were reduced from 2.4 million shares during fiscal 2018. This also includes 0.8 million target 2018 LTIP shares which were granted during fiscal year 2018.

Also included in the table above are 3.0 million target Market Share Units (“MSUs”) of which 850,000 were granted to certain officers in both fiscal 2018 and fiscal 2017. In addition, 675,000, 400,000 and 200,000 MSUs are included from the fiscal 2016, fiscal 2015 and fiscal 2014 MSU grants, of which the 2015 and 2014 grants were adjusted by 104,377 and 200,000, respectively, in fiscal 2018, as certain performance conditions at the second and third measurement periods were not met and only a portion of the shares were vested, resulting in the reversal of $0.8 million of expense during the period. Additionally, 58,733 from the 2016 MSUs  and 96,925 from the 2015 MSUs net shares were issued during fiscal 2018. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1st , three years after the MSU grant date (for example, January 1, 2021 for the 2018 MSU grant) and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2018 MSU grants, specified community count improvement (as to 25% of the MSU amount) and pre-tax profit (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2018), (2) for the 2017 and 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2019 compared to fiscal 2017).

The fair value of the MSU grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model uses the average closing trading price of the Company’s Class A Common Stock on the New York Stock Exchange over the 60 calendar day period ending on the grant date. This model also incorporates the following ranges of assumptions:

●	The expected volatility is based on our stock’s historical volatility commensurate with the life 2 years, 2.6 years, 3 years, 4 years and 5 years.
●	The risk-free interest rate is based on the U.S. Treasury rate assumption ranging from 2-5 years.
●	The expected dividend yield is not applicable since we do not currently pay dividends.

The following assumptions were used for 2018 MSU grants: historical volatility factor of the expected market price of our common stock of 48.41%, 51.92%, 56.11%, 52.59% and 49.57% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively; the concluded risk free rate assumptions of 2.56% and 2.68% equals the continuously compounded 2.56 year and 4 year yield, respectively and dividend yield of zero for all time periods. The following assumptions were used for 2017 MSU grants: historical volatility factor of the expected market price of our common stock of 57.93%, 54.61%, 52.66%, 48.85% and 50.78% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 1.35%, 1.43%, 1.49%, 1.63% and 1.76% for each vesting tranche, respectively; and dividend yield of zero for all time periods. The following assumptions were used for 2016 MSU Grants: historical volatility factor of the expected market price of our common stock of 56.50%, 52.77%, 50.34%, 52.36% and 61.08% for the 2 year, 2.5 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 0.73%, 0.81%, 0.87%, 1.02% and 1.17% for each vesting tranche, respectively; and dividend yield of zero for all time periods.

Based on the terms of our equity compensation plans, awards that are forfeited become available to us for future grants under the plan. As of October 31, 2018, we had 5.0 million shares authorized and remaining (inclusive of the 2.1 million shares forfeited as of October 31, 2018) for future issuance under our equity compensation plans. In addition, as of October 31, 2018, there were $5.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2018 and 2017, we received $4.6 million and $4.1 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2018 and 2017, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2018 and 2017 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2018 and $21 million for fiscal 2017. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2018 and 2017 were as follows:

	Year Ended October 31,
(In thousands)	2018	2017

Balance, beginning of period	$127,702	$121,144
Additions – Selling, general and administrative	9,024	10,870
Additions – Cost of sales	17,180	15,835
Charges incurred during the period	(43,462)	(28,019)
Changes to pre-existing reserves	(15,380)	7,872
Balance, end of period	$95,064	$127,702

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The charges incurred during fiscal 2018 are higher than those for fiscal 2017 due to the payment for construction defect reserves related to the settlement of a litigation matter in the second quarter of fiscal 2018. Also, as a result of reductions in our construction defect claims in recent years and the impact of these reductions on the actuarial analysis on our total reserves, we recorded a $10.2 million reduction in our construction defect reserves during the fourth quarter of fiscal 2018. These reductions are reflected in the changes to pre-existing reserves in the table above. During the fourth quarter of fiscal 2017, we recorded a $12.5 million adjustment to increase our construction defect reserves related to litigation. We also recorded a $4.6 million reduction in our warranty accruals during the fourth quarter of fiscal 2017.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million and $0.9 million for the fiscal years ended October 31, 2018 and 2017, respectively, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2018, 2017 and 2016, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, provided services to the Company totaling $0.7 million, $0.8 million and $1.0 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our directors and executive officers, is employed by the Company’s mortgage subsidiary. His total commissions from the Company’s mortgage affiliate totaled approximately $148,000, $191,000 and $152,000 in fiscal 2018, 2017 and 2016, respectively.

Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board and one of our executive officers, is employed by the Company. Mr. Hovnanian was an Area Vice President in the Company’s Hudson/North Jersey Area during fiscal 2018 and was promoted to Division President of the Northeast Division in fiscal 2019. His total compensation was approximately $514,000, $336,000 and $166,000 in fiscal 2018, 2017 and 2016, respectively.

18. Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. The significant majority of our litigation matters are related to construction defect claims. Our estimated losses from construction defect litigation matters, if any, are included in our construction defect reserves as discussed in Note 16.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule delays the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). The district court’s August 2018 decision is being appealed, and the EPA and U.S. Army Corps of Engineers are seeking a stay of the decision. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

On January 24, 2018, the relevant Hovnanian-affiliated defendants appealed all aspects of the verdict against them. On February 16, 2018, the Court entered an order staying execution of the judgment provided that the Hovnanian-affiliated defendants post a bond in the amount of approximately $11.1 million. On March 9, 2018, the Hovnanian-affiliated defendants filed the Court-approved bond. On July 30, 2018, during the pendency of the appeal, the Hovnanian-affiliated defendants settled the Grandview Plaintiff's claims for an amount less than the bond, which amount was paid on September 12, 2018.  As part of the settlement, all appeals were dismissed other than the appeal of the Court’s denial of the Hovnanian-affiliated defendant’s contractual indemnification claim against the project architect.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff recently asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which remains pending. Trial is currently scheduled for March 25, 2019. Court ordered mediation sessions have been scheduled for January 2019. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2018 and 2017, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2018, we had total cash deposits amounting to $59.0 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the first quarter of fiscal 2017, we transferred one community we owned and our option to buy three communities to an existing joint venture, resulting in our receiving $11.2 million of net cash. During the first quarter of fiscal 2018, we acquired the remaining assets of one of our joint ventures, resulting in a $13.0 million reduction in our investment in the joint venture and a corresponding increase to inventory.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2018
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$50,010	$2,275	$52,285
Inventories	506,650	8,004	514,654
Other assets	35,105	-	35,105
Total assets	$591,765	$10,279	$602,044
Liabilities and equity:
Accounts payable and accrued liabilities	$79,108	$746	$79,854
Notes payable	236,665	-	236,665
Total liabilities	315,773	746	316,519
Equity of:
Hovnanian Enterprises, Inc.	114,950	4,369	119,319
Others	161,042	5,164	166,206
Total equity	275,992	9,533	285,525
Total liabilities and equity	$591,765	$10,279	$602,044
Debt to capitalization ratio	46%	0%	45%

	October 31, 2017
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$60,580	$194	$60,774
Inventories	666,017	9,162	675,179
Other assets	36,026	-	36,026
Total assets	$762,623	$9,356	$771,979
Liabilities and equity:
Accounts payable and accrued liabilities	$121,646	$429	$122,075
Notes payable	330,642	-	330,642
Total liabilities	452,288	429	452,717
Equity of:
Hovnanian Enterprises, Inc.	88,884	3,746	92,630
Others	221,451	5,181	226,632
Total equity	310,335	8,927	319,262
Total liabilities and equity	$762,623	$9,356	$771,979
Debt to capitalization ratio	52%	0%	51%

As of October 31, 2018 and 2017, we had advances and a note receivable outstanding of $4.6 million and $22.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $123.7 million and $115.1 million at October 31, 2018 and 2017, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the year ended October 31, 2018, we did not write-down any of our joint venture investments; however, one of our joint ventures in the Northeast and one of our joint ventures in the Mid-Atlantic recorded asset impairments. We recorded our proportionate share of these impairment charges of $0.7 million and $0.6 million, respectively, as part of our share of the net income(loss) of the ventures.

	For The Year Ended October 31, 2018
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$602,681	$6,418	$609,099
Cost of sales and expenses	(577,106)	(5,173)	(582,279)
Joint venture net income	$25,575	$1,245	$26,820
Our share of net income	$23,904	$623	$24,527

	For The Year Ended October 31, 2017
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$312,164	$5,685	$317,849
Cost of sales and expenses	(324,514)	(4,633)	(329,147)
Joint venture net (loss) income	$(12,350)	$1,052	$(11,298)
Our share of net (loss) income	$(7,189)	$526	$(6,663)

	For The Year Ended October 31, 2016
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$141,418	$6,299	$147,717
Cost of sales and expenses	(159,431)	(6,103)	(165,534)
Joint venture net (loss) income	$(18,013)	$196	$(17,817)
Our share of net income	$(4,424)	$98	$(4,326)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $21.1 million, $11.3 million and $5.8 million for the years ended October 31, 2018, 2017 and 2016, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 45%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2018	Fair Value at October 31, 2017

Mortgage loans held for sale (1)	Level 2	$130,709	$132,424
Interest rate lock commitments	Level 2	(28)	(14)
Forward contracts	Level 2	13	15
Total		$130,694	$132,425

(1)  The aggregate unpaid principal balance was $127.6 million and $128.4 million at October 31, 2018 and 2017, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $429.0 million at October 31, 2018. Loans in process for which interest rates were committed to the borrowers totaled $41.5 million as of October 31, 2018. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2018, the segment had open commitments amounting to $26.5 million to sell MBS with varying settlement dates through December 19, 2018.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2018
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$3,115	$(28)	$13

	Year Ended October 31, 2017
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,256	$(14)	$15

	Year Ended October 31, 2016
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,711	$(73)	$(422)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2018 and 2017. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2018
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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.1 million, $15.1 million and $24.5 million for the years ended October 31, 2018, 2017 and 2016, respectively. See Note 12 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customer’s deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments.

Fair Value as of October 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$74,250	$74,250
2.0% Senior Secured Notes due November 1, 2021	-	-	40,434	40,434
5.0% Senior Secured Notes due November 1, 2021	-	124,781	-	124,781
10.0% Senior Secured Notes due July 15, 2022	-	424,670	-	424,670
10.5% Senior Secured Notes due July 15, 2024	-	366,720	-	366,720
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	88,148	-	88,148
5.0% Senior Notes due February 1, 2040	-	35,628	-	35,628
Total fair value	$-	$1,039,947	$114,684	$1,154,631

Fair Value as of October 31, 2017

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$75,750	$75,750
2.0% Senior Secured Notes due November 1, 2021	-	-	44,425	44,425
5.0% Senior Secured Notes due November 1, 2021	-	-	132,580	132,580
10.0% Senior Secured Notes due July 15, 2022	-	-	479,600	479,600
10.5% Senior Secured Notes due July 15, 2024	-	-	448,000	448,000
Senior Notes:
7.0% Senior Notes due January 15, 2019	-	131,221	-	$131,221
8.0% Senior Notes due November 1, 2019	-	252,478	-	252,478
11.0% Senior Amortizing Notes due December 1, 2017	-	-	2,055	2,055
Senior Exchangeable Notes due December 1, 2017	-	-	54,217	54,217
Total fair value	$-	$383,699	$1,236,627	$1,620,326

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2018 and 2017 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Revenues	$614,811	$456,712	$502,544	$417,166
Expenses	581,680	463,004	509,352	442,047
Inventory impairment loss and land option write-offs	318	96	2,673	414
Loss on extinguishment of debt	(1,830)	(4,266)	(1,440)	-
Income (loss) from unconsolidated joint ventures	17,134	10,732	1,343	(5,176)
Income (loss) before income taxes	48,117	78	(9,578)	(30,471)
State and federal income tax provision	1,939	1,104	245	338
Net income (loss)	$46,178	$(1,026)	$(9,823)	$(30,809)
Per share data:
Basic:
Net income (loss) per common share	$0.30	$(0.01)	$(0.07)	$(0.21)
Weighted-average number of common shares outstanding	148,925	148,669	148,435	148,028
Assuming dilution:
Net income (loss) per common share	$0.29	$(0.01)	$(0.07)	$(0.21)
Weighted-average number of common shares outstanding	151,929	148,669	148,435	148,028

	Three Months Ended
(In thousands, except per share data)	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Revenues	$721,686	$592,035	$585,935	$552,009
Expenses	703,964	591,872	586,877	554,482
Inventory impairment loss and land option write-offs	8,479	4,197	1,953	3,184
(Loss) gain on extinguishment of debt	-	(42,258)	(242)	7,646
Income (loss) from unconsolidated joint ventures	3,062	(3,881)	(4,562)	(1,666)
Income (loss) before income taxes	12,305	(50,173)	(7,699)	323
State and federal income tax provision (benefit)	464	287,036	(1,017)	466
Net income (loss)	$11,841	$(337,209)	$(6,682)	$(143)
Per share data:
Basic:
Net income (loss) per common share	$0.08	$(2.28)	$(0.05)	$(0.00)
Weighted-average number of common shares outstanding	147,905	147,748	147,558	147,535
Assuming dilution:
Net Income (loss) per common share	$0.08	$(2.28)	$(0.05)	$(0.00)
Weighted-average number of common shares outstanding	160,548	147,748	147,558	147,535