Form 10-Q
period 2019-01-31
HOVNANIAN ENTERPRISES INC
filed 2019-03-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 132,906,926 shares of Class A Common Stock and 15,572,643 shares of Class B Common Stock were outstanding as of March 1, 2019.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2019	October 31, 2018
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$113,314	$187,871
Restricted cash and cash equivalents	12,827	12,808
Inventories:
Sold and unsold homes and lots under development	970,394	878,876
Land and land options held for future development or sale	95,361	111,368
Consolidated inventory not owned	112,618	87,921
Total inventories	1,178,373	1,078,165
Investments in and advances to unconsolidated joint ventures	128,858	123,694
Receivables, deposits and notes, net	32,736	35,189
Property, plant and equipment, net	20,329	20,285
Prepaid expenses and other assets	42,890	39,150
Total homebuilding	1,529,327	1,497,162

Financial services	94,396	164,880
Total assets	$1,623,723	$1,662,042

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$121,483	$95,557
Accounts payable and other liabilities	266,630	304,899
Customers’ deposits	30,495	30,086
Liabilities from inventory not owned, net of debt issuance costs	82,105	63,387
Revolving and term loan credit facilities, net of debt issuance costs	237,424	201,389
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,278,064	1,273,446
Total homebuilding	2,016,201	1,968,764

Financial services	74,211	143,448
Income taxes payable	3,675	3,334
Total liabilities	2,094,087	2,115,546

Stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2019 and at October 31, 2018	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 400,000,000 shares; issued 144,667,689 shares at January 31, 2019 and 144,596,485 shares at October 31, 2018	1,447	1,446
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 60,000,000 shares; issued 16,264,391 shares at January 31, 2019 and 16,241,847 shares at October 31, 2018	162	162
Paid in capital – common stock	709,396	708,805
Accumulated deficit	(1,201,308)	(1,183,856)
Treasury stock – at cost – 11,760,763 shares of Class A common stock and 691,748 shares of Class B common stock at January 31, 2019 and October 31, 2018	(115,360)	(115,360)
Total stockholders’ equity deficit	(470,364)	(453,504)
Total liabilities and equity	$1,623,723	$1,662,042

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2019	2018
Revenues:
Homebuilding:
Sale of homes	$362,135	$401,577
Land sales and other revenues	8,851	4,701
Total homebuilding	370,986	406,278
Financial services	9,608	10,888
Total revenues	380,594	417,166

Expenses:
Homebuilding:
Cost of sales, excluding interest	304,927	329,527
Cost of sales interest	10,242	12,292
Inventory impairment loss and land option write-offs	704	414
Total cost of sales	315,873	342,233
Selling, general and administrative	42,736	43,231
Total homebuilding expenses	358,609	385,464

Financial services	8,474	8,341
Corporate general and administrative	17,664	19,135
Other interest	22,273	29,131
Other operations	242	390
Total expenses	407,262	442,461
Income (loss) from unconsolidated joint ventures	9,562	(5,176)
(Loss) before income taxes	(17,106)	(30,471)
State and federal income tax provision:
State	346	338
Federal	-	-
Total income taxes	346	338
Net (loss)	$(17,452)	$(30,809)

Per share data:
Basic:
Net (loss) per common share	$(0.12)	$(0.21)
Weighted-average number of common shares outstanding	148,958	148,028
Assuming dilution:
Net (loss) per common share	$(0.12)	$(0.21)
Weighted-average number of common shares outstanding	148,958	148,028

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE MONTH PERIOD ENDED JANUARY 31, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2018	132,835,722	$1,446	15,550,099	$162	5,600	$135,299	$708,805	$(1,183,856)	$(115,360)	$(453,504)

Stock options, amortization and issuances							107			107

Restricted stock amortization, issuances and forfeitures	70,704	1	23,044				484			485

Conversion of Class B to Class A common stock	500		(500)							-
Net (loss)								(17,452)		(17,452)

Balance, January 31, 2019	132,906,926	$1,447	15,572,643	$162	5,600	$135,299	$709,396	$(1,201,308)	$(115,360)	$(470,364)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE MONTHS PERIOD ENDED JANUARY 31, 2018

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(17,452)	$(30,809)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	979	790
Compensation from stock options and awards	615	1,039
Amortization of bond discounts, premiums and deferred financing costs	1,820	2,337
Gain on sale and retirement of property and assets	(15)	(3,628)
(Income) loss from unconsolidated joint ventures	(9,562)	5,176
Inventory impairment and land option write-offs	704	414
(Increase) decrease in assets:
Origination of mortgage loans	(190,916)	(198,878)
Sale of mortgage loans	256,161	251,055
Receivables, prepaids, deposits and other assets	(1,331)	(2,109)
Inventories	(100,912)	(31,063)
Increase (decrease) in liabilities:
State income tax payable	341	(41)
Customers’ deposits	409	617
Accounts payable, accrued interest and other accrued liabilities	(63,013)	(82,544)
Net cash used in operating activities	(122,172)	(87,644)
Cash flows from investing activities:
Proceeds from sale of property and assets	15	38,170
Purchase of property, equipment and other fixed assets and acquisitions	(1,019)	(1,916)
Investments in and advances to unconsolidated joint ventures	(1,329)	(2,032)
Distributions of capital from unconsolidated joint ventures	5,727	6,646
Net cash provided by investing activities	3,394	40,868
Cash flows from financing activities:
Proceeds from mortgages and notes	54,216	33,802
Payments related to mortgages and notes	(28,264)	(46,596)
Proceeds from model sale leaseback financing programs	9,567	746
Payments related to model sale leaseback financing programs	(1,860)	(16,934)
Proceeds from land bank financing programs	14,626	2,204
Payments related to land bank financing programs	(3,193)	(9,449)
Proceeds from senior secured notes, net of discount	21,348	-
Payments for senior notes and senior amortizing notes	-	(56,002)
Net borrowings from senior secured revolving credit facility	36,000	-
Net payments related to mortgage warehouse lines of credit	(61,992)	(51,487)
Deferred financing costs from land bank financing program and note issuances	(1,489)	(1,843)
Net cash provided by (used in) financing activities	38,959	(145,559)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(79,819)	(192,335)
Cash, cash equivalents, and restricted cash and cash equivalents balance, beginning of period	232,992	493,742
Cash, cash equivalents, and restricted cash and cash equivalents balance, end of period	$153,173	$301,407

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended January 31,
	2019	2018
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$40,439	$56,482
Income taxes	$6	$379

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$113,314	$278,158
Homebuilding: Restricted cash and cash equivalents	12,827	3,213
Financial Service: Cash and cash equivalents, included in Financial services assets	4,317	4,130
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	22,715	15,906
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153,173	$301,407

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

Reclassifications - Effective October 31, 2018 we early adopted Accounting Standards Update (“ASU”) 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). As a result, restricted cash amounts are no longer shown within the operating and investing activities as these balances are now included in the beginning and ending cash balances in our Condensed Consolidated Statements of Cash Flows. The adoption of ASU 2016-18 also resulted in the reclassification of restricted cash in operating and investing activities of $5.1 million and $0.2 million, respectively, for the three months ended January 31, 2018. These amounts are now included in the beginning and ending cash balances for the respective periods. See also the reconciliation of cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $0.6 million and $1.0 million for the three months ended January 31, 2019 and 2018, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.2 million for the three months ended January 31, 2019 and 2018, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2019	2018
Interest capitalized at beginning of period	$68,117	$71,051
Plus interest incurred(1)	38,853	41,165
Less cost of sales interest expensed	10,242	12,292
Less other interest expensed(2)(3)	22,273	29,131
Interest capitalized at end of period(4)	$74,455	$70,793

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $17.6 million and $19.6 million for the three months ended January 31, 2019 and 2018, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $4.7 million and $9.6 million for the three months ended January 31, 2019 and 2018, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2019	2018
Other interest expensed	$22,273	$29,131
Interest paid by our mortgage and finance subsidiaries	689	601
Decrease in accrued interest	17,477	26,750
Cash paid for interest, net of capitalized interest	$40,439	$56,482

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2019, no discount rate was used as the one community impaired during the quarter was sold and the purchase offer price was used to determine the fair value. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments. In the first quarter of fiscal 2018, we did not record impairment losses, therefore, no discount rate was used for impairments.

During the three months ended January 31, 2019 and 2018, we evaluated inventories of all 397 and 387 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed a detailed impairment calculation during the three months ended January 31, 2019 for one of those communities (i.e., it had a projected operating loss or other impairment indicators). As discussed above, the community was sold and the purchase price was used to determine the fair value. As a result of our impairment analysis, we recorded an impairment loss for the one community of less than $0.1 million (the pre-impairment value was $6.3 million) for the three months ended January 31, 2019, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment. During the three months ended January 31, 2018, we did not find any indicators of impairment and therefore did not perform any detailed impairment calculations.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.7 million and $0.4 million for the three months ended January 31, 2019 and 2018, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2019 and 2018 were 1,490 and 627, respectively. The walk-aways were located in all segments in the first quarter of fiscal 2019 and located in all segments except the Southeast in the first quarter of fiscal 2018.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2019, we did not mothball any additional communities, but sold two previously mothballed communities and re-activated two previously mothballed communities. As of January 31, 2019 and October 31, 2018, the net book value associated with our 14 and 18 total mothballed communities was $14.1 million and $24.5 million, respectively, which was net of impairment charges recorded in prior periods of $146.9 million and $186.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of January 31, 2019 and October 31, 2018, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2019 and October 31, 2018, inventory of $58.5 million and $50.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.4 million and $43.9 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2019 and October 31, 2018, inventory of $54.1 million and $37.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $30.7 million and $19.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2019 and October 31, 2018, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which may be with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2019, we had total cash deposits amounting to $73.0 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2019 and 2018, we received $1.2 million and $1.0 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2019 and 2018 were as follows:

	Three Months Ended January 31,
(In thousands)	2019	2018

Balance, beginning of period	$95,064	$127,702
Additions – Selling, general and administrative	2,158	2,169
Additions – Cost of sales	2,028	5,745
Charges incurred during the period	(6,091)	(6,302)
Changes to pre-existing reserves	251	-
Balance, end of period	$93,410	$129,314

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the three months ended January 31, 2019 and 2018 for prior year deliveries.

7.	Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows, and we are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. The significant majority of our litigation matters are related to construction defect claims. Our estimated losses from construction defect litigation matters, if any, are included in our construction defect reserves.

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

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties have subsequently executed a Tolling Agreement to toll the statute of limitations on collection until December 20, 2019 to allow the parties time to discuss settlement. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which remains pending. Trial is currently scheduled for September 9, 2019. Court ordered mediation sessions have been re-scheduled for May and June 2019. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2019 and October 31, 2018, $128.0 million and $199.6 million, respectively, of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $12.8 million as of both January 31, 2019 and October 31, 2018, respectively, which included cash collateralizing our letter of credit agreements and facilities as discussed in Note 11. Also included in this balance were homebuilding customers’ deposits of $0.1 million at both January 31, 2019 and October 31, 2018, respectively, which are subject to restrictions on our use.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $22.7 million and $25.4 million as of January 31, 2019 and October 31, 2018, respectively. Included in this balance were (1) financial services customers’ deposits of $20.2 million at January 31, 2019 and $23.4 million as of October 31, 2018 which are subject to restrictions on our use, and (2) $2.5 million at January 31, 2019 and $2.0 million at October 31, 2018, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At January 31, 2019 and October 31, 2018, $51.8 million and $115.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2019 and 2018, we had reserves specifically for 20 and 45 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2019 and 2018 was as follows:

	Three Months Ended January 31,
(In thousands)	2019	2018

Loan origination reserves, beginning of period	$2,563	$3,158
Provisions for losses during the period	41	30
Adjustments to pre-existing provisions for losses from changes in estimates	10	-
Payments/Settlements	(1,350)	-
Loan origination reserves, end of period	$1,264	$3,188

10.	Mortgages

We have nonrecourse mortgage loans for certain communities totaling $121.5 million and $95.6 million (net of debt issuance costs) at January 31, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $285.2 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 6.3% and 6.1% at January 31, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which was amended on January 31, 2019, to extend the maturity to January 31, 2020, is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.51% at January 31, 2019, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of January 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $23.4 million and $40.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which was amended on February 15, 2019, and is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 14, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.25% to 5.0% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.0 million and $40.2 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on December 24, 2018, and is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 20, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.25% or 3.25% based upon the type of loan. As of January 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $7.8 million and $32.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2019, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2019 and October 31, 2018, were as follows:

(In thousands)	January 31, 2019(1)(2)	October 31, 2018(1)(2)
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,614	$74,561
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,103	53,094
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	136,052	135,571
10.0% Senior Secured Notes due July 15, 2022	435,763	435,461
10.5% Senior Secured Notes due July 15, 2024 (net of discount)	416,070	394,736
Total Senior Secured Notes, net of debt issuance costs	$1,115,602	$1,093,423
Senior Notes:
8.0% Senior Notes due November 1, 2019 (3)	$-	$-
13.5% Senior Notes due February 1, 2026 (including premium)	100,932	101,162
5.0% Senior Notes due February 1, 2040 (net of discount)	43,410	43,264
Total Senior Notes, net of debt issuance costs	$144,342	$144,426
Senior Unsecured Term Loan Credit Facility due February 1, 2027, net of debt issuance costs	$201,424	$201,389
Senior Secured Revolving Credit Facility (4)	$36,000	$-

(1) “Notes payable” on our Condensed Consolidated Balance Sheets as of January 31, 2019 and October 31, 2018 consists of the total senior secured and senior notes shown above, as well as accrued interest of $18.1 million and $35.6 million, respectively.

(2) Unamortized debt issuance costs at January 31, 2019 and October 31, 2018 were $13.7 million and $14.1 million, respectively.

(3) $26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(4) Availability under the Secured Credit Facility will terminate on December 28, 2019 and any loans thereunder on such date will convert to secured term loans maturing on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at January 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of January 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2019

On January 15, 2019, pursuant to the Commitment Letter (defined below) the Company issued $25.0 million in aggregate principal amount of the Additional 10.5% 2024 Notes (defined below) to the GSO Entities (defined below) at a discount for a purchase price of $21.3 million in cash. The Additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes. The Additional 10.5% 2024 Notes and the guarantees are secured (subject to perfection timing requirements) by pari passu liens with the 10.5% 2024 Notes on substantially all of the assets of K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions.  See “—Secured Obligations” below.

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

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of K. Hovnanian’s 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then outstanding secured term loans and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities committed to purchase, and K. Hovnanian agreed to issue and sell, on January 15, 2019, $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”), upon the terms and subject to conditions set forth therein.

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

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent , and the GSO Entities entered into the Secured Credit Facility. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any outstanding Secured Revolving Loans on such date shall convert to secured term loans maturing on December 28, 2022. The Secured Revolving Loans and the guarantees thereof are secured (subject to perfection timing requirements under the terms of the Secured Credit Facility) by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes and Additional 10.5% 2024 Notes pursuant to an intercreditor agreement. The collateral securing the Secured Revolving Loans will be the same as that securing the 10.0% 2022 Notes and the 10.5% 2024 Notes and Additional 10.5% 2024 Notes. The Secured Revolving Loans bear interest at a rate equal to 10.0% per annum, and interest will be payable in arrears, on the last business day of each fiscal quarter.

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes.

K. Hovnanian’s New 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at anytime prior to February 1, 2026 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”.  At any time and from time to time on or after February 1, 2019, K. Hovnanian may also redeem some or all of the New 2026 Notes at a redemption price equal to 100.0% of their principal amount.

K. Hovnanian’s New 2040 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2040 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount”. At any time and from time to time on or after February 1, 2040, K. Hovnanian may also redeem some or all of the New 2040 Notes at a redemption price equal to 100.0% of their principal amount.

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

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes and the 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes and the 10.5% 2024 Notes, the 10.0% 2022 Notes and the 10.5% 2024 Notes and the guarantees thereof are also secured in accordance with the terms of the indenture governing such Notes and security documents related thereto by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case, subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes and the 10.5% 2024 Notes is the same as that which, subject to perfection timing requirements, secures the Secured Revolving Loans and the additional 10.5% 2024 Notes). The liens securing the 10.0% 2022 Notes and the 10.5% 2024 Notes rank junior to the liens securing the Secured Revolving Loans and any future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes and the 10.5% 2024 Notes.

At January 31, 2019, the aggregate book value of the real property that constituted collateral securing the 10.0% 2022 Notes and 10.5% 2024 Notes was $424.0 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the 10.0% 2022 Notes and 10.5% 2024 Notes was $52.1 million as of January 31, 2019, which included $11.9 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

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

The 9.5% 2020 Notes and the 2021 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and certain exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of January 31, 2019, the collateral securing the guarantees included (1) $73.9 million of cash and cash equivalents, which included $0.8 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $141.1 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $119.3 million as of January 31, 2019; this equity is not pledged to secure, and is not collateral for, the 9.50% 2020 Notes or the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and Credit Facilities, and thus have not guaranteed such indebtedness.

Other

We have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $12.3 million and $12.5 million letters of credit outstanding at January 31, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $12.7 million for both periods, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

There were 2.8 million and 3.4 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended January 31, 2019 and January 31, 2018, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period. Also, for the three months ended January 31, 2018, 3.3 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012 and matured and were fully paid in December 2017) were excluded from the computation of diluted earnings per share because the Company had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 6.9 million and 3.2 million for the three months ended January 31, 2019 and 2018, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2019 and 2018, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (NOL) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2021, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to initially adopt the Rights Plan and the amendment thereto were approved by shareholders. Our stockholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable United States Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2019. As of January 31, 2019, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 0.5 million.

15.	Income Taxes

The total income tax expense of $0.3 million recognized for the three months ended January 31, 2019 and 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

Our federal net operating losses of $1.6 billion expire between 2028 and 2037, and $63.9 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $145.3 million expire between 2019 through 2023; $691.2 million expire between 2024 through 2028; $1.3 billion expire between 2029 through 2033; $320.0 million expire between 2034 through 2038; and $43.3 million have an indefinite carryforward period.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. We will continue to evaluate the impact of the tax reform as additional regulatory guidance is obtained. The ultimate impact of tax reform may differ from our interpretations and assumptions due to additional regulatory guidance that may be issued. SEC Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on how to account for the Act in the period of enactment and how to account for subsequent changes when its assessment of the impact is incomplete. As of January 31, 2019, we have completed our analysis of the impact of the Act under SAB 118 with no differences to our provisional amounts previously recorded.

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

As of January 31, 2019, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $640.1 million as of January 31, 2019, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year pre-tax loss position as of July 31, 2017. After a pre-tax loss of $17.1 million in the first quarter of fiscal 2019, we are still in a cumulative three-year pre-tax loss position as of January 31, 2019. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017 and second and third quarters of fiscal 2018, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	Recent financial results of $48.1 million pre-tax income in the fourth quarter of 2018 and $8.1 million pre-tax income for the twelve months ending October 31, 2018. (Positive Objective Evidence)
4.

Our net contracts per community declined in the fourth quarter of fiscal 2018 and first quarter of 2019 compared to the fourth quarter of 2017 and first quarter of 2018, consistent with data for the overall housing market. This slow down may be the beginning of a cyclical housing downturn or may just be temporary because of recent increases in mortgage rates. (Negative Objective Evidence)

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended January 31,
(In thousands)	2019	2018

Revenues:
Northeast	$19,941	$20,199
Mid-Atlantic	53,430	71,297
Midwest	44,921	40,579
Southeast	43,991	56,668
Southwest	118,199	128,305
West	89,901	85,050
Total homebuilding	370,383	402,098
Financial services	9,608	10,888
Corporate and unallocated	603	4,180
Total revenues	$380,594	$417,166

(Loss) income before income taxes:
Northeast	$5,879	$(9,701)
Mid-Atlantic	(7)	1,952
Midwest	(849)	(2,344)
Southeast	(2,929)	(1,661)
Southwest	2,386	5,511
West	11,705	8,067
Total homebuilding	16,185	1,824
Financial services	1,134	2,547
Corporate and unallocated (1)	(34,425)	(34,842)
(Loss) income before income taxes	$(17,106)	$(30,471)

 (1)  Corporate and unallocated for the three months ended January 31, 2019 included corporate general and administrative costs of $17.7 million, interest expense of $17.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(0.8) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the three months ended January 31, 2018 included corporate general and administrative costs of $19.1 million, interest expense of $19.6 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(3.9) million of other income and expenses primarily related to interest income, gain on the sale of our corporate headquarters building and stock compensation.

(In thousands)	January 31, 2019	October 31, 2018

Assets:
Northeast	$160,918	$152,607
Mid-Atlantic	249,687	217,807
Midwest	84,828	85,398
Southeast	272,385	246,497
Southwest	337,601	320,452
West	267,218	244,886
Total homebuilding	1,372,637	1,267,647
Financial services	94,396	164,880
Corporate and unallocated	156,690	229,515
Total assets	$1,623,723	$1,662,042

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

(Dollars in thousands)	January 31, 2019
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$65,736	$1,415	$67,151
Inventories	498,886	9,264	508,150
Other assets	30,522	-	30,522
Total assets	$595,144	$10,679	$605,823

Liabilities and equity:
Accounts payable and accrued liabilities	$70,995	$1,246	$72,241
Notes payable	250,925	-	250,925
Total liabilities	321,920	1,246	323,166
Equity of:
Hovnanian Enterprises, Inc.	120,115	4,385	124,500
Others	153,109	5,048	158,157
Total equity	273,224	9,433	282,657
Total liabilities and equity	$595,144	$10,679	$605,823
Debt to capitalization ratio	48%	0%	47%

(Dollars in thousands)	October 31, 2018
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$50,010	$2,275	$52,285
Inventories	506,650	8,004	514,654
Other assets	35,105	-	35,105
Total assets	$591,765	$10,279	$602,044

Liabilities and equity:
Accounts payable and accrued liabilities	$79,108	$746	$79,854
Notes payable	236,665	-	236,665
Total liabilities	315,773	746	316,519
Equity of:
Hovnanian Enterprises, Inc.	114,950	4,369	119,319
Others	161,042	5,164	166,206
Total equity	275,992	9,533	285,525
Total liabilities and equity	$591,765	$10,279	$602,044
Debt to capitalization ratio	46%	0%	45%

As of January 31, 2019 and October 31, 2018, we had advances and a note receivable outstanding of $4.4 million and $4.6 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $128.9 million and $123.7 million at January 31, 2019 and October 31, 2018, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the three months ended January 31, 2019 and 2018, we did not write-down any of our joint venture investments; however, during the three months ended January 31, 2018, one of our joint ventures in the Northeast recorded an asset impairment. We recorded our proportionate share of this impairment charge of $0.7 million as part of our share of the net loss of the venture.

	For the Three Months Ended January 31, 2019
(In thousands)	Homebuilding	Land Development	Total

Revenues	$95,774	$1,005	$96,779
Cost of sales and expenses	(89,312)	(971)	(90,283)
Joint venture net income	$6,462	$34	$6,496
Our share of net income	$9,541	$17	$9,558

	For the Three Months Ended January 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$58,565	$1,275	$59,840
Cost of sales and expenses	(72,136)	(1,158)	(73,294)
Joint venture net (loss) income	$(13,571)	$117	$(13,454)
Our share of net (loss) income	$(5,199)	$59	$(5,140)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. For the first quarter of fiscal 2019, the difference can also be attributed to a return of capital from a joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $3.4 million and $1.9 million for the three months ended January 31, 2019 and 2018, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 47%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. The FASB has also issued a number of updates to this standard. The standard was effective for us for annual and interim periods beginning November 1, 2018 and we applied the modified retrospective method of adoption. The implementation did not result in any significant changes to our business processes, systems, or internal controls, or have a material impact on our Condensed Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides guidance for the accounting of income taxes related to intra-entity transfers of assets other than inventory. ASU 2016-16 was effective for the Company’s fiscal year beginning November 1, 2018 and the adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework” (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. ASU 2018-13 is effective for us beginning November 1, 2020. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning November 1, 2020. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2019	Fair Value at October 31, 2018

Mortgage loans held for sale (1)	Level 2	$65,610	$130,709
Interest rate lock commitments	Level 2	225	(28)
Forward contracts	Level 2	(385)	13
Total		$65,450	$130,694

(1)  The aggregate unpaid principal balance was $63.7 million and $127.6 million at January 31, 2019 and October 31, 2018, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $442.8 million at January 31, 2019. Loans in process for which interest rates were committed to the borrowers totaled $54.4 million as of January 31, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2019, the segment had open commitments amounting to $22.5 million to sell MBS with varying settlement dates through March 21, 2019.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2019
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$1,996	$225	$(385)

	Three Months Ended January 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,434	$(248)	$268

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2019. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2018. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended January 31, 2019
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-

Land and land options held for future development or sale	Level 3	$6,302	$(43)	$6,259

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of less than $0.1 million for the three months ended January 31, 2019. We did not record any inventory impairments for the three months ended January 31, 2018. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of January 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$71,250	$71,250
2.0% Senior Secured Notes due November 1, 2021	-	-	39,370	39,370
5.0% Senior Secured Notes due November 1, 2021	-	117,568	-	117,568
10.0% Senior Secured Notes due July 15, 2022	-	380,600	-	380,600
10.5% Senior Secured Notes due July 15, 2024	-	344,556	-	344,556
Senior Secured Revolving Credit Facility	-	-	30,752	30,752
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	84,815	-	84,815
5.0% Senior Notes due February 1, 2040	-	35,505	-	35,505
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	110,389	110,389
Total fair value	$-	$963,044	$251,761	$1,214,805

Fair Value as of October 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$74,250	$74,250
2.0% Senior Secured Notes due November 1, 2021	-	-	40,434	40,434
5.0% Senior Secured Notes due November 1, 2021	-	124,781	-	124,781
10.0% Senior Secured Notes due July 15, 2022	-	424,670	-	424,670
10.5% Senior Secured Notes due July 15, 2024	-	366,720	-	366,720
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	88,148	-	88,148
5.0% Senior Notes due February 1, 2040	-	35,628	-	35,628
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	114,328	114,328
Total fair value	$-	$1,039,947	229,012	$1,268,959

20.	Transactions with Related Parties

During the three months ended January 31, 2019 and 2018, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.1 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

21.	Subsequent Events

In February 2019, we entered into a new joint venture, whereby we sold eight communities and contributed two communities to the joint venture in which we own the majority of the equity. The joint venture capital was funded by equity and debt. Because of our significant equity ownership, this joint venture will be consolidated. Therefore, our condensed consolidated balance sheet will reflect cash of $54.0 million, debt of $53.5 million and a minority interest of $0.5 million as a result of the transaction.

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

Overview

Our community count increased 11% sequentially during the first quarter of fiscal 2019, from 123 communities at October 31, 2018 to 137 at January 31, 2019. Our total number of lots controlled increased in the first quarter of fiscal 2019, as compared to the same period of the prior year, which is the fifth consecutive quarter for which we have experienced a year-over-year quarterly increase. We believe continued growth in lots controlled should lead to further community count growth, and our fiscal 2017 and 2018 financing transactions have provided us with the long-term capital needed to implement our investment strategy to grow our business. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). Given the mix of land that we control and the land investment we anticipate, we currently believe that our community count will continue to grow in the second quarter of fiscal 2019. Ultimately, community count growth, absent adverse market factors, should lead to delivery and revenue growth in the future.

Our cash position during the first quarter of fiscal 2019 allowed us to spend $141.3 million on land purchases and land development during the period, and still have total liquidity of $215.0 million, including $113.3 million of homebuilding cash and cash equivalents as of January 31, 2019. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales pace and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

Additional results for the first quarter of fiscal 2019 were as follows:

● For the three months ended January 31, 2019, sale of homes revenues decreased 9.8% as compared to the same period of the prior year, as a result of a 5.7% decrease in deliveries, primarily due to our decreased community count compared to the prior year.

● Gross margin percentage was flat at 14.8% for the both three months ended January 31, 2019 and 2018. Gross margin percentage, before cost of sales interest expense and land charges, decreased slightly from 17.9% for the three months ended January 31, 2018 to 17.8% for the three months ended January 31, 2019.

● Selling, general and administrative costs (including corporate general and administrative expenses) decreased $2.0 million for the three months ended January 31, 2019 as compared to the same period of the prior year. As a percentage of total revenue, such costs increased from 14.9% for the three months ended January 31, 2018 to 15.9% for the three months ended January 31, 2019.

● Net contracts per average active selling community decreased to 6.8 for the three months ended January 31, 2019 compared to 7.3 in the same period of the prior year.

● Active selling communities decreased 2.1% over last year’s first quarter. Net contracts decreased 9.1% for the three months ended January 31, 2019, compared to the same period of the prior year.

When comparing sequentially from the fourth quarter of fiscal 2018 to the first quarter of fiscal 2019, our gross margin percentage decreased from 16.5% to 14.8% and our gross margin percentage, before cost of sales interest expense and land charges, decreased from 19.2% to 17.8%. Selling, general and administrative costs (including corporate general and administrative expenses) decreased slightly from $61.0 million in the fourth quarter of fiscal 2018 (after adjusting for a $10.2 million benefit resulting from an adjustment to our construction defect reserves based on our annual actuarial study) to $60.4 million in the first quarter of fiscal 2019. However, as a percentage of total revenues these costs increased from 8.3% in the fourth quarter of fiscal 2018 (9.9% excluding the adjustment to construction defect reserves) to 15.9% in the first quarter of fiscal 2019. Cost of sales and selling, general and administrative costs include some fixed costs that are not impacted by delivery volume. Therefore, as deliveries and revenues decreased from the fourth quarter of fiscal 2018 to the first quarter of fiscal 2019, consistent with our normal seasonality trends, gross margin decreased and selling, general and administrative costs as a percentage of total revenues increased. Improving the efficiency of our selling, general and administrative expenses continues to be a significant area of focus.

We had 1,793 homes in backlog with a dollar value of $749.8 million at January 31, 2019 (a decrease of 7.9% in dollar value compared to the prior year). As expected, due to our use of cash for significant debt repayments in prior fiscal years, our community count decreased when comparing the quarter ended January 31, 2019 to the same period of the prior year. Further, our net contracts per community declined in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 consistent with data for the overall housing market. In light of these results, we remain cautious and are carefully evaluating market conditions when evaluating new land acquisitions. As discussed above, we have been experiencing year-over-year controlled lot growth over the past five quarters, and we have invested $141.3 million in land purchases and land development during the first quarter of fiscal 2019.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2018, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; post-development completion, warranty and insurance reserves; and deferred income taxes. Since October 31, 2018, there have been no significant changes to those critical accounting policies.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at January 31, 2019 decreased $74.6 million from October 31, 2018. We spent $141.3 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $122.2 million of cash from operations. However, as of January 31, 2019, we had $89.0 million of borrowing capacity under our Secured Credit Facility (defined below), and therefore, our total liquidity at January 31, 2019 was $215.0 million, which is within our target liquidity range of $170.0 to $245.0 million. During the first quarter of fiscal 2019, cash provided by investing activities was $3.4 million, primarily due to distributions from a joint venture. Cash provided by financing activities was $39.0 million during the first quarter of fiscal 2019 which included $36.0 million of borrowings on our Secured Credit Facility, proceeds of $21.3 million from a debt issuance, $19.1 million from land banking and model sale leaseback programs and $26.0 million of net proceeds from nonrecourse mortgages, offset by a $62.0 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2019 and 2018 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with our Secured Credit Facility will be sufficient through fiscal 2019 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In the first quarters of fiscal 2019 and 2018, with continued spending on land purchases and land development, we used cash in operations. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

As of January 31, 2019, we had $1,135.0 million of outstanding senior secured notes ($1,115.6 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $425.0 million 10.5% Senior Secured Notes due 2024. As of January 31, 2019, we also had $180.7 million of outstanding senior notes ($144.3 million net of discount, premium and debt issuance costs), comprised of $90.1 million 5.0% Senior Notes due 2040 and $90.6 million 13.5% Senior Notes due 2026 ($26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI and therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI). In addition, as of January 31, 2019, there were $202.5 million ($201.4 million net of debt issuance costs) of borrowings under our senior unsecured term loan facility (“Term Loan Facility”), as well as $36.0 million ($34.7 million net of debt issuance costs) of borrowings under our senior secured revolving credit facility (the “Secured Credit Facility” and, together with the Term Loan Facility the “Credit Facilities”).

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at January 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the 13.5% Senior Notes due 2026 and the 5.0% Senior Notes due 2040 and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated in fiscal 2018), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (the “Term Loans”) and loans made under the Secured Credit Facility (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of January 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

In addition to the Secured Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $12.3 million and $12.5 million letters of credit outstanding at January 31, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At both January 31, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $12.7 million, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility, the Secured Credit Facility and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $121.5 million and $95.6 million (net of debt issuance costs) at January 31, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $285.2 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 6.3% and 6.1% at January 31, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2019 and October 31, 2018, we had an aggregate of $51.2 million and $113.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $75.5 million during the three months ended January 31, 2019 from October 31, 2018. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $5.0 million, in the Mid-Atlantic by $27.2 million, in the Midwest by $1.8 million, in the Southeast by $0.4 million, in the Southwest by $18.9 million and in the West by $22.2 million. The increases were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the three months ended January 31, 2019, we had less than $0.1 million in impairments. We wrote-off costs in the amount of $0.7 million during the three months ended January 31, 2019 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at January 31, 2019 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $24.7 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2018 to January 31, 2019 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2019, inventory of $54.1 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $30.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2019, inventory of $58.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.4 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheet. As of January 31, 2019, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2019, we had mothballed land in 14 communities. The book value associated with these communities at January 31, 2019 was $14.1 million, which was net of impairment charges recorded in prior periods of $146.9 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2019, we did not mothball any additional communities, but sold two previously mothballed communities, and we re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $0.1 million and $6.4 million, respectively, of our total inventories at January 31, 2019 and October 31, 2018, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at January 31, 2019 compared to October 31, 2018 is attributable to signing new land option agreements and acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2019:

Northeast	6	669	3,337	4,006
Mid-Atlantic	23	1,891	3,610	5,501
Midwest	18	1,735	2,836	4,571
Southeast	16	2,555	1,501	4,056
Southwest	58	4,499	2,288	6,787
West	16	2,568	2,988	5,556

Consolidated total	137	13,917	16,560	30,477

Unconsolidated joint ventures (2)	16	3,538	230	3,768

Owned		8,780	4,066	12,846
Optioned		4,922	12,494	17,416

Controlled lots		13,702	16,560	30,262

Construction to permanent financing lots		215	-	215

Consolidated total		13,917	16,560	30,477

(1)	Active communities are open for sale communities with ten or more home sites available.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2018:

Northeast	4	691	3,229	3,920
Mid-Atlantic	20	1,681	3,114	4,795
Midwest	14	1,774	2,984	4,758
Southeast	14	2,323	2,348	4,671
Southwest	56	3,884	2,899	6,783
West	15	2,040	3,590	5,630

Consolidated total	123	12,393	18,164	30,557

Unconsolidated joint ventures (2)	19	2,607	1,422	4,029

Owned		8,018	4,711	12,729
Optioned		4,157	13,453	17,610

Controlled lots		12,175	18,164	30,339

Construction to permanent financing lots		218	-	218

Consolidated total		12,393	18,164	30,557

(1)	Active communities are open for sale communities with ten or more home sites available.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. Started unsold homes per active selling community decreased from October 31, 2018 to January 31, 2019 primarily as a result of our increased community count during the period.

	January 31, 2019			October 31, 2018

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	47	11	58	24	5	29
Mid-Atlantic	24	8	32	38	19	57
Midwest	24	6	30	19	10	29
Southeast	58	14	72	62	11	73
Southwest	296	15	311	335	14	349
West	149	14	163	93	12	105

Total	598	68	666	571	71	642

Started or completed unsold homes and models per active selling communities (1)	4.4	0.5	4.9	4.6	0.6	5.2

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 137 and 123 at January 31, 2019 and October 31, 2018, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures increased $5.2 million to $128.9 million at January 31, 2019 compared to October 31, 2018. The increase was primarily due to the income from two of our joint ventures in the first quarter of fiscal 2019. As of both January 31, 2019 and October 31, 2018, we had investments in nine homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $2.5 million from October 31, 2018 to $32.7 million at January 31, 2019. The decrease was primarily due to the receipt of a municipal receivable during the period, partially offset by an increase in receivables due to the timing of home closings during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	January 31, 2019	October 31, 2018	Dollar Change

Prepaid insurance	$2,284	$2,514	$(230)
Prepaid project costs	29,454	28,667	787
Other prepaids	10,466	7,505	2,961
Other assets	686	464	222
Total	$42,890	39,150	3,740

Prepaid insurance decreased during the three months ended January 31, 2019 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered and therefore have increased as our community count increased during the period. Other prepaids increased primarily due to the timing of the company’s payroll tax funding at the end of the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $63.5 million and $129.0 million at January 31, 2019 and October 31, 2018, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2018 is related to a decrease in the volume of loans originated during the first quarter of 2019 compared to the fourth quarter of 2018, primarily due to the decrease in deliveries, along with a decrease in the average loan value. Also contributing to the decrease in financial services other assets was a decrease in restricted cash due to the timing of home closings at the end of the fourth quarter of fiscal 2018 compared to the end of the first quarter of fiscal 2019.

Nonrecourse mortgages secured by inventory increased to $121.5 million at January 31, 2019 from $95.6 million at October 31, 2018. The increase was primarily due to additional loan borrowings on existing mortgages, along with new mortgages for communities in most of our segments obtained during the three months ended January 31, 2019, partially offset by the payment of existing mortgages.

Accounts payable and other liabilities are as follows as of:

(In thousands)	January 31, 2019	October 31, 2018	Dollar Change

Accounts payable	$116,390	$127,795	$(11,405)
Reserves	97,131	99,229	(2,098)
Accrued expenses	12,897	14,884	(1,987)
Accrued compensation	24,388	53,200	(28,812)
Other liabilities	15,824	9,791	6,033
Total	$266,630	$304,899	$(38,269)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018. Accrued expenses decreased primarily due to the timing of property tax payments. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2018 bonuses during the first quarter of fiscal 2019, partially offset by the accrual of fiscal 2019 bonuses in the first quarter of fiscal 2019. Other liabilities increased primarily due to several new municipal loans and bonds issued during the period.

Liabilities from inventory not owned increased $18.7 million to $82.1 million at January 31, 2019. The increase was primarily due to an increase in land banking activity during the period, along with an increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $69.2 million from $143.4 million at October 31, 2018, to $74.2 million at January 31, 2019. The decrease is primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2019 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2018

Total Revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended

(Dollars in thousands)	January 31, 2019	January 31, 2018	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$362,135	$401,577	$(39,442)	(9.8)%
Land sales and other revenues	8,851	4,701	4,150	88.3%
Financial services	9,608	10,888	(1,280)	(11.8)%

Total revenues	$380,594	$417,166	$(36,572)	(8.8)%

Homebuilding

For the three months ended January 31, 2019, sale of homes revenues decreased $39.4 million, or 9.8%, as compared to the same period of the prior year. This decrease was due to the number of home deliveries decreasing 5.7% for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, along with a 4.4% decrease in the average price per home. The decrease in the number of deliveries was due to the decrease in active selling communities year over year. The average price per home decreased to $374,493 in the three months ended January 31, 2019 from $391,782 in the three months ended January 31, 2018. The decrease in average price was the result of the geographic and community mix of our deliveries and, to a lesser extent, home price decreases (which we increase or decrease in communities depending on the respective community’s performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2019	2018	% Change

Northeast:
Dollars	$12,505	$20,192	(38.1)%
Homes	22	40	(45.0)%

Mid-Atlantic:
Dollars	$53,179	$71,009	(25.1)%
Homes	111	135	(17.8)%

Midwest:
Dollars	$44,889	$40,517	10.8%
Homes	149	140	6.4%

Southeast:
Dollars	$43,883	$56,674	(22.6)%
Homes	108	132	(18.2)%

Southwest:
Dollars	$117,863	$128,204	(8.1)%
Homes	365	384	(4.9)%

West:
Dollars	$89,816	$84,981	5.7%
Homes	212	194	9.3%

Consolidated total:
Dollars	$362,135	$401,577	(9.8)%
Homes	967	1,025	(5.7)%

Unconsolidated joint ventures (1)
Dollars	$95,027	$58,099	63.6%
Homes	152	116	31.0%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three months ended January 31, 2019 as compared to the same period of the prior year was attributed to a decrease in deliveries as our community count has decreased year over year, and by the decrease in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2019	2018	2019	2018

Northeast:
Dollars	$34,950	$25,363	$52,941	$56,949
Homes	52	46	81	104

Mid-Atlantic:
Dollars	$81,514	$63,213	$208,881	$185,939
Homes	151	125	336	318

Midwest:
Dollars	$37,046	$49,416	$99,306	$107,869
Homes	127	165	372	407

Southeast:
Dollars	$40,460	$50,455	$104,714	$114,163
Homes	95	127	238	280

Southwest:
Dollars	$115,338	$141,458	$178,329	$191,071
Homes	362	411	520	536

West:
Dollars	$57,018	$69,397	$105,650	$158,379
Homes	147	153	246	359

Consolidated total:
Dollars	$366,326	$399,302	$749,821	$814,370
Homes	934	1,027	1,793	2,004

Unconsolidated joint ventures:(2)
Dollars	$85,569	$137,221	$222,223	$354,038
Homes	134	223	348	542

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

In the first quarter of 2019, our open for sale community count increased to 137 from 123 at October 31, 2018, which is the net result of opening 23 new communities and closing nine communities since the beginning of fiscal 2019. Our reported level of sales contracts (net of cancellations) decreased as a result of our lower community count in the first quarter of fiscal 2019 as compared to 140 communities for the same period of the prior year. Net contracts per average active selling community for the three months ended January 31, 2019 decreased slightly to 6.8 compared to 7.3 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	24%	18%	19%	20%	16%
Second		17%	18%	19%	16%
Third		19%	19%	21%	20%
Fourth		23%	22%	20%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	16%	12%	12%	13%	11%
Second		15%	16%	14%	14%
Third		14%	13%	12%	13%
Fourth		13%	12%	11%	12%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, but the most recent two quarters have been at the high end of the normal range, which we believe correlates with an overall housing market slow down. Market conditions are uncertain and it is difficult to predict what cancellation rates will be in the future.

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

Management believes this non-GAAP measure provides investors with another way to understand our operating performance. This measure is also useful internally, helping management evaluate our operating results on a consolidated basis and relative to other companies in our industry. In particular, the magnitude and volatility of land charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding land charges, as well as interest amortized to cost of sales, and other similar presentations prepared by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt.

	Three Months Ended January 31,
(Dollars in thousands)	2019	2018

Sale of homes	$362,135	$401,577

Cost of sales, excluding interest expense and land charges	297,570	329,527

Homebuilding gross margin, before cost of sales interest expense and land charges	64,565	72,050

Cost of sales interest expense, excluding land sales interest expense	10,242	12,292

Homebuilding gross margin, after cost of sales interest expense, before land charges	54,323	59,758

Land charges	704	414

Homebuilding gross margin	$53,619	$59,344

Gross margin percentage	14.8%	14.8%

Gross margin percentage, before cost of sales interest expense and land charges	17.8%	17.9%

Gross margin percentage, after cost of sales interest expense, before land charges	15.0%	14.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2019	2018

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.8%	71.6%
Commissions	3.5%	3.6%
Financing concessions	1.3%	1.2%
Overheads	5.6%	5.7%
Total cost of sales, before interest expense and land charges	82.2%	82.1%
Cost of sales interest	2.8%	3.0%
Land charges	0.2%	0.1%

Gross margin percentage	14.8%	14.8%
Gross margin percentage, before cost of sales interest expense and land charges	17.8%	17.9%
Gross margin percentage, after cost of sales interest expense and before land charges	15.0%	14.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage was flat at 14.8% during the three months ended January 31, 2019 compared to the same period last year. For the three months ended January 31, 2019 and 2018, gross margin was favorably impacted by the reversal of prior period inventory impairments of $9.3 million and $14.5 million, respectively, which represented 2.6% and 3.6%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, was essentially flat, decreasing slightly from 17.9% for the three months ended January 31, 2018 to 17.8% for the three months ended January 31, 2019, primarily due to the mix of communities delivering homes in each period.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $0.7 million and $0.4 million during the three months ended January 31, 2019 and 2018, respectively, to their estimated fair value. During the three months ended January 31, 2019, we wrote-off residential land options and approval and engineering costs amounting to $0.7 million compared to $0.4 million for the three months ended January 31, 2018, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned or abandoned, engineering costs are written-off. Such write-offs were located in all of our segments except our Midwest segment in the first quarter of fiscal 2019, and in our Northeast, Mid-Atlantic and West segments in the first quarter of fiscal 2018. We recorded an inventory impairment of less than $0.1 million during the three months ended January 31, 2019, which was related to one community in the Northeast. We did not record inventory impairments during the three months ended January 31, 2018. It is difficult to predict whether impairment levels will remain low. Should we decide to further lower prices or have further land sales, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2019	2018

Land and lot sales	$7,508	$-
Cost of sales, excluding interest and land charges	7,357	-
Land and lot sales gross margin, excluding interest and land charges	151	-
Land and lot sales interest expense	-	-
Land and lot sales gross margin, including interest and land charges	$151	$-

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were four land sales in the first quarter of fiscal 2019 compared to no land sales in the same period of the prior year, resulting in an increase of $7.5 million in land sales revenues.

Land sales and other revenues increased $4.2 million for the three months ended January 31, 2019 compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, proceeds from the sale of assets, cash discounts and miscellaneous one-time receipts. The increase for the three months ended January 31, 2019, compared to the three months ended January 31, 2018, was mainly due to the increase in land sales discussed above, partially offset by the $3.6 million gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $0.5 million to $42.7 million for the three months ended January 31, 2019 compared to the same period last year. The decrease can be attributed to the reduction of our community count and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries. Despite this decrease, SGA expenses as a percentage of homebuilding revenues increased to 11.5% for the three months ended January 31, 2019 compared to 10.6% for the three months ended January 31, 2018, as a result of the 8.7% decline in homebuilding revenue for the same periods.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2019	2018	Variance	Variance %

Northeast
Homebuilding revenue	$19,941	$20,199	$(258)	(1.3)%
Income (loss) before income taxes	$5,879	$(9,701)	$15,580	160.6%
Homes delivered	22	40	(18)	(45.0)%
Average sales price	$568,387	$504,810	$63,577	12.6%

Mid-Atlantic
Homebuilding revenue	$53,430	$71,297	$(17,867)	(25.1)%
(Loss) income before income taxes	$(7)	$1,952	$(1,959)	(100.4)%
Homes delivered	111	135	(24)	(17.8)%
Average sales price	$479,091	$525,988	$(46,897)	(8.9)%

Midwest
Homebuilding revenue	$44,921	$40,579	$4,342	10.7%
(Loss) before income taxes	$(849)	$(2,344)	$1,495	63.8%
Homes delivered	149	140	9	6.4%
Average sales price	$301,272	$289,405	$11,867	4.1%

Southeast
Homebuilding revenue	$43,991	$56,668	$(12,677)	(22.4)%
(Loss) before income taxes	$(2,929)	$(1,661)	$(1,268)	(76.3)%
Homes delivered	108	132	(24)	(18.2)%
Average sales price	$406,327	$429,351	$(23,024)	(5.4)%

Southwest
Homebuilding revenue	$118,199	$128,305	$(10,106)	(7.9)%
Income before income taxes	$2,386	$5,511	$(3,125)	(56.7)%
Homes delivered	365	384	(19)	(4.9)%
Average sales price	$322,911	$333,865	$(10,954)	(3.3)%

West
Homebuilding revenue	$89,901	$85,050	$4,851	5.7%
Income before income taxes	$11,705	$8,067	$3,638	45.1%
Homes delivered	212	194	18	9.3%
Average sales price	$423,662	$438,046	$(14,384)	(3.3)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 1.3% for the three months ended January 31, 2019 compared to the same period of the prior year. The decrease for the three months ended January 31, 2019 was attributed to a 45.0% decrease in homes delivered, partially offset by a 12.6% increase in average sales price. In addition, there was a $7.4 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in mid to higher-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities delivering in the three months ended January 31, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in lower-end submarkets of the segment.

Loss before income taxes improved $15.6 million compared to the prior year to income of $5.9 million for the three months ended January 31, 2019, which was mainly due to a $1.8 million decrease in selling, general and administrative costs, a $12.1 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues decreased 25.1% for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease was primarily due to a 17.8% decrease in homes delivered and an 8.9% decrease in average sales price for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in mid to lower-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities delivering in the three months ended January 31, 2018 that are no longer delivering that had higher priced, larger single family homes in higher-end submarkets of the segment

Income before income taxes decreased $2.0 million to a loss of less than $0.1 million for the three months ended January 31, 2019 compared to the same period in the prior year, which was primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year. Partially offsetting the decrease is a $1.7 million increase in income from unconsolidated joint ventures.

Midwest –  Homebuilding revenues increased 10.7% for the three months ended January 31, 2019 compared to the same period in the prior year. The increase was due to a 6.4% increase in homes delivered and a 4.1% increase in the average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities delivering in the three months ended January 31, 2018 that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment.

Loss before income taxes decreased $1.5 million to $0.8 million for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease was primarily due to the increase in revenues discussed above, along with a slight decrease in the loss from unconsolidated joint ventures, partially offset by a slight increase in selling, general and administrative costs. Additionally, gross margin percentage before interest expense was flat for the three months ended January 31, 2019 compared to the same period of the prior year.

Southeast – Homebuilding revenues decreased 22.4% for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease was due to an 18.2% decrease in homes delivered and a 5.4% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities that are no longer delivering that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2018.

Loss before income taxes increased $1.3 million to $2.9 million for the three months ended January 31, 2019 primarily due to the decrease in homebuilding revenue discussed above, a $1.2 million increase in selling, general and administrative costs, a $0.6 million decrease in income from unconsolidated joint ventures, partially offset by a slight increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 7.9% for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 4.9% decrease in homes delivered and a 3.3% decrease in average sales price for the three months ended January 31, 2019. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities that are no longer delivering that had higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended January 31, 2018.

Income before income taxes decreased $3.1 million to $2.4 million for the three months ended January 31, 2019 compared to the same period in the prior year. The decrease was primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage before interest expense for the three months ended January 31, 2019 compared to the same period of the prior year.

West - Homebuilding revenues increased 5.7% for the three months ended January 31, 2019 compared to the same period in the prior year. The increase for the three months ended January 31, 2019 was primarily attributed to a 9.3% increase in homes delivered, partially offset by a 3.3% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in the three months ended January 31, 2019 compared to some communities that are no longer delivering that had higher priced, single family homes in higher-end submarkets of the segment in the three months ended January 31, 2018.

Income before income taxes increased $3.6 million to $11.7 million for the three months ended January 31, 2019. The increase for the three months ended January 31, 2019 was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2019 and 2018, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 26.7% and 27.2%, respectively, of our total loans. The origination of FHA/VA loans have decreased from the first quarter of fiscal 2018 to the first quarter of fiscal 2019 and our conforming conventional loan originations as a percentage of our total loans increased from 67.7% to 69.8% for these periods, respectively. The origination of loans which exceed conforming conventions have decreased from 5.1% for the first quarter of fiscal 2018 to 3.5% for the first quarter of fiscal 2019. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2019, financial services provided a $1.1 million pretax profit compared to $2.5 million of pretax profit for the same period of fiscal 2018. This decrease in pretax profit can be attributed to the decrease in the homebuilding deliveries and the decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans as a result of the competitive financial services market. In the market areas served by our wholly owned mortgage banking subsidiaries, 70.5% and 68.7% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2019 and 2018, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $17.7 million for the three months ended January 31, 2019 compared to $19.1 million for the three months ended January 31, 2018, primarily due to decreased legal fees (including litigation) related to financing transactions and higher costs for ongoing litigations involving the company in the prior year first quarter which did not recur in the current year first quarter. Also contributing to the decrease was the difference in rent expense incurred on our current headquarters, which we moved to in February 2018, compared to the rent expense on our prior headquarters incurred following our sale thereof.

Other Interest

Other interest decreased $6.9 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased for the three months ended January 31, 2019 compared to the three months ended January 31, 2018 because we incurred less interest as a result of the repayment of our revolving credit facility and the refinancing of our term loan facilities and notes payable in the second half of fiscal 2018. In addition, our assets that qualify for interest capitalization increased by more than our debt, therefore the amount of directly expensed interest decreased for the three months ended January 31, 2019 compared to the same period in the prior year.

Income (loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Loss from unconsolidated joint ventures improved $14.7 million to income of $9.6 million for the three months ended January 31, 2019 compared to the same period of the prior year. The improvement in the loss is due to our share of income from certain joint ventures delivering more homes and increased profits in the current fiscal year's quarter as compared to the prior fiscal year's quarter when they reported losses primarily due to start up costs or having just begun delivering homes.

Total Taxes

The total income tax expense of $0.3 million recognized for the three months ended January 31, 2019 and 2018 was primarily related to the state tax expense from income that we generated but not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. We also have certain national contracts whereby the prices are applicable for time periods ranging from one to three years. Construction costs for residential buildings represent approximately 54% of our homebuilding cost of sales for the three months ended January 31, 2019.

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2019, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2019 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	FV at 1/31/19

Long term debt(1)(2):
Fixed rate	$-	$-	$75,000	$635,000	$-	$808,257	$1,518,257	$1,184,053
Weighted average interest rate	-%	-%	9.5%	8.21%	-%	8.84%	8.61%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were $36.0 million borrowings outstanding as of January 31, 2019. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any loans thereunder on such date will convert to secured term loans maturing on December 28, 2022.

(2)	Does not include $121.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2019. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2019. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 0.5 million.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 6.	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Registrant.(2)
3(b)	Certificate of Amendment of Restated Certificate of Incorporation of Hovnanian Enterprises, Inc., dated March 13, 2018.(9)
3(c)	Amended and Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.(6)
4(b)	Specimen Class B Common Stock Certificate.(6)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

4(f)

Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc.and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2.(7)

4(h)

Seventh Supplemental Indenture, dated January 15, 2019, relating to 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent.(8)

10(a)	Confirmation and Acknowledgement (Amended and Restated Intercreditor Agreement and Second Amended and Restated Mortgage Tax Collateral Agency Agreement), dated January 15, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, Wilmington Trust, National Association, as Collateral Agent, Wilmington Trust, National Association, as Trustee, Wilmington Trust, National Association, as Junior Joint Collateral Agent, Wilmington Trust, National Association, as Revolving Loan Agent and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent.(8)
10(b)	Confirmation and Acknowledgement (Collateral Agency Agreement), dated January 15, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, Wilmington Trust, National Association, as Collateral Agent and Wilmington Trust, National Association, as Collateral Agent under the Junior Collateral Documents.(8)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended January 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2018.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 11, 2015.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2018.

(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 17, 2019.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 7, 2019
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 7, 2019
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller