Form 10-K/A
period 2018-10-31
HOVNANIAN ENTERPRISES INC
filed 2019-03-27
CIK 357294

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

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders held on March 19, 2019, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified in the Original Form 10-K (as defined below).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K for the year ended October 31, 2018 of Hovnanian Enterprises, Inc. (“HEI”), which HEI filed with the Securities and Exchange Commission (“SEC”) on December 20, 2018 (the “Original Form 10-K”). HEI is filing this Amendment No. 1 to amend Item 15 of the Original Form 10-K to include the consolidated financial statements and the related reports of the independent auditors of its equity method investees, Port Imperial Partners, LLC and Hovsite Holdings III LLC, as of and for the years ended December 31, 2018, 2017 and 2016 (the “financial statements”), in accordance with Rule 3-09 of Regulation S-X, and also to include the related consents of independent auditors. The financial statements were not included in the Original Form 10-K because Port Imperial Partners, LLC’s and Hovsite Holdings III LLC’s fiscal years ended on December 31, 2018, which was after the date of the filing of the Original Form 10-K.

This Amendment No. 1 includes new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer and Chief Financial Officer as Exhibits 31(a), 31(b), 32(a) and 32(b). Except as otherwise described above, this Amendment No. 1 does not modify or update in any way (i) the consolidated balance sheets, the consolidated statements of operations, equity and cash flows of HEI or (ii) the disclosures in or exhibits to the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and HEI’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10(o)	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian.(27)
10(p)	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(q)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(r)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(19)
10(s)*	Executive Deferred Compensation Plan as amended and restated on January 1, 2014.(36)
10(t)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(24)
10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(v)*	Form of Stock Option Agreement for Directors.(8)
10(w)*	Form of Incentive Stock Option Agreement.(23)
10(x)*	Form of Performance Vesting Incentive Stock Option Agreement.(23)
10(y)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(23)
10(z)*	Form of 2018 Long-Term Incentive Program Award Agreement.(32)
10(aa)*	Form of 2016 Long Term Incentive Program Award Agreement.(21)
10(bb)*	Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(25)
10(cc)*	Form of Amendment to Outstanding Stock Option Grants.(26)
10(dd)*	Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian.(26)
10(ee)*	Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby.(26)
10(ff)*	Form of Incentive Stock Option Agreement (2012).(27)
10(gg)*	Form of Stock Option Agreement (2012) for Directors.(27)
10(hh)*	Form of Market Share Unit Agreement Class A shares (2014 grants and thereafter).(9)
10(ii)*	Form of Market Share Unit Agreement Class B shares (2014 grants and thereafter).(9)
10(jj)*	Form of Market Share Unit Agreement (Performance Vesting) Class A (2014 grants and thereafter).(9)
10(kk)*	Form of Market Share Unit Agreement (Performance Vesting) Class B shares (2014 grants and thereafter) (9)
10(ll)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter).(9)
10(mm)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter).(9)
10(nn)*	Form of Stock Option Agreement for Directors (2014 grants and thereafter).(9)
10(oo)*	2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan.(7)
10(pp)*	Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan.(6)
10(qq)*	Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor.(18)
10(rr)*	Market Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ss)*	Market Share Unit Agreement Class B (2016 grants and thereafter).(2)
10(tt)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter).(2)
10(uu)*	Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter).(2)
10(vv)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter).(2)
10(ww)*	Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter).(2)
10(xx)*	Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)
10(yy)*	Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter).(2)
10(zz)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter).(2)

10(aaa)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(bbb)*	Director Restricted Share Unit Agreement Class A (2016 grants and thereafter).(2)
10(ccc)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class A (2017 grants and thereafter).(28)
10(ddd)*	Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class B (2017 grants and thereafter).(28)
10(eee)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class A (2017 grants and thereafter).(28)
10(fff)*	Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class B (2017 grants and thereafter).(28)
10(ggg)*	Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter).(35)
10(hhh)*	Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter).(35)
10(iii)*	Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter).(35)
10(jjj)*	Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter).(35)
10(kkk)*	Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter).(35)
10(lll)*	Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter).(35)
10(mmm)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(nnn)*	Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter).(35)
10(ooo)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(ppp)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter).(35)
10(qqq)*	Director Stock Option Agreement Class A (2018 grants and thereafter).(35)
10(rrr)*	Form of Letter Agreement entered into with Lucian Theon Smith III.(12)
10(sss)*	Amendment to Form of Letter Agreement entered into with Lucian Theon Smith III.(32)
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

10(uuu)	First Supplemental Guarantee, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as administrative agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.(36)
10(vvv)	Security Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other grantors party thereto and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.(36)
10(www)	Trademark Security Agreement, dated as of September 10, 2018, between K HOV IP, II, Inc. and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.(36)
10(xxx)	Pledge Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the pledgors party thereto and Wilmington Trust, National Association, as collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.(36)
10(yyy)	Joinder to Intercreditor Agreement and Mortgage Tax Collateral Agency Agreement, dated as of September 10, 2018, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors party thereto, Wilmington Trust, National Association, as administrative agent, Wilmington Trust, National Association, as junior joint collateral agent and Wilmington Trust, National Association, as mortgage tax collateral agent, relating to the $125,000,000 Credit Agreement dated January 29, 2018.(36)
21	Subsidiaries of the Registrant.(36)
23(a)	Consent of Deloitte & Touche LLP.(36)
23(b)	Consent of Deloitte & Touche LLP.(36)
23(c)	Consent of Deloitte & Touche LLP.(36)
23(d)	Consent of Deloitte & Touche LLP.
23(e)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C.(36)
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C.(36)
99(c)	Financial Statements of Port Imperial Partners, LLC
99(d)	Financial Statements of Hovsite Holdings III LLC
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2018 and October 31, 2017, (ii) the Consolidated Statements of Operations for the years ended October 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Equity for years ended October 31, 2018, 2017 and 2016 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.(36)

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (No. 001-08551) of the Registrant.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on March 15, 2013.

(6)	Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on January 27, 2014.

(7)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A (No. 001-08551) filed on February 1, 2016.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed November 5, 2014.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2017 (No. 001-08551), of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551) of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed March 14, 2018.

(15)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed January 11, 2018.

(16)	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Exhibits to Current Report on Form 8-K (001-08551) of the Registrant filed on July 28, 2017.

(18)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant (No. 001-08551).

(19)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(20)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(21)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 3, 2018.

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(25)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (No. 001-08551) of the Registrant.

(26)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (No. 001-08551) of the Registrant.

(27)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (No. 001-08551) of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 (No. 001-08551) of the Registrant.

(29)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed February 2, 2018.

(30)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed January 16, 2018.

(31)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed December 28, 2017.

(32)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 (No. 001-08551) of the Registrant.

(33)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed May 14, 2018.

(34)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (001-08551) filed May 30, 2018.

(35)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 (No. 001-08551) of the Registrant.

(36)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2018 of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

Date:	By:	/s/ ARA K. HOVNANIAN
March 27, 2019		Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President