Form 10-Q
period 2019-04-30
HOVNANIAN ENTERPRISES INC
filed 2019-06-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2019

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

732-747-7800 (Registrant's Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock $0.01 par value per share	HOV	New York Stock Exchange
Preferred Stock Purchase Rights(1)	N/A	New York Stock Exchange
Depositary Shares each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	HOVNP	Nasdaq Global Market

(1) Each share of Common Stock includes an associated Preferred Stock Purchase Right. Each Preferred Stock Purchase Right initially represents the right, if such Preferred Stock Purchase Right becomes exercisable, to purchase from the Company one ten-thousandth of a share of its Series B Junior Preferred Stock for each share of Common Stock. The Preferred Stock Purchase Rights currently cannot trade separately from the underlying Common Stock.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,316,396 shares of Class A Common Stock and 622,788 shares of Class B Common Stock were outstanding as of June 3, 2019.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2019	October 31, 2018
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$123,998	$187,871
Restricted cash and cash equivalents	17,223	12,808
Inventories:
Sold and unsold homes and lots under development	993,477	878,876
Land and land options held for future development or sale	120,146	111,368
Consolidated inventory not owned	154,435	87,921
Total inventories	1,268,058	1,078,165
Investments in and advances to unconsolidated joint ventures	135,562	123,694
Receivables, deposits and notes, net	29,154	35,189
Property, plant and equipment, net	20,307	20,285
Prepaid expenses and other assets	41,058	39,150
Total homebuilding	1,635,360	1,497,162

Financial services	119,912	164,880
Total assets	$1,755,272	$1,662,042

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$190,655	$95,557
Accounts payable and other liabilities	285,293	304,899
Customers’ deposits	37,953	30,086
Liabilities from inventory not owned, net of debt issuance costs	123,348	63,387
Revolving and term loan credit facilities, net of debt issuance costs	201,459	201,389
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,298,899	1,273,446
Total homebuilding	2,137,607	1,968,764

Financial services	100,054	143,448
Income taxes payable	2,090	3,334
Total liabilities	2,239,751	2,115,546

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2019 and at October 31, 2018	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 16,000,0000 shares; issued 5,786,826 shares at April 30, 2019 and 5,783,858 shares at October 31, 2018	58	58
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 2,400,000 shares; issued 650,457 shares at April 30, 2019 and 649,673 shares at October 31, 2018	6	6
Paid in capital – common stock	711,517	710,349
Accumulated deficit	(1,216,565)	(1,183,856)
Treasury stock – at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at April 30, 2019 and October 31, 2018	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(485,045)	(453,504)
Noncontrolling interest in consolidated joint ventures	566	-
Total equity deficit	(484,479)	(453,504)
Total liabilities and equity	$1,755,272	$1,662,042

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Revenues:
Homebuilding:
Sale of homes	$427,552	$468,117	$789,687	$869,694
Land sales and other revenues	832	21,373	9,683	26,074
Total homebuilding	428,384	489,490	799,370	895,768
Financial services	12,307	13,054	21,915	23,942
Total revenues	440,691	502,544	821,285	919,710

Expenses:
Homebuilding:
Cost of sales, excluding interest	355,477	393,012	660,404	722,539
Cost of sales interest	13,898	19,364	24,140	31,656
Inventory impairment loss and land option write-offs	1,462	2,673	2,166	3,087
Total cost of sales	370,837	415,049	686,710	757,282
Selling, general and administrative	44,179	45,544	86,915	88,775
Total homebuilding expenses	415,016	460,593	773,625	846,057

Financial services	8,678	8,798	17,152	17,139
Corporate general and administrative	16,169	16,144	33,833	35,279
Other interest	22,663	26,088	44,936	55,219
Other operations	329	402	571	792
Total expenses	462,855	512,025	870,117	954,486
Loss on extinguishment of debt	-	(1,440)	-	(1,440)
Income (loss) from unconsolidated joint ventures	7,252	1,343	16,814	(3,833)
Loss before income taxes	(14,912)	(9,578)	(32,018)	(40,049)
State and federal income tax provision:
State	345	245	691	583
Federal	-	-	-	-
Total income taxes	345	245	691	583
Net (loss)	$(15,257)	$(9,823)	$(32,709)	$(40,632)

Per share data:
Basic and assuming dilution:
Net (loss) per common share	$(2.56)	$(1.65)	$(5.49)	$(6.85)
Weighted-average number of common shares outstanding	5,962	5,937	5,960	5,929

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

SIX MONTH PERIOD ENDED APRIL 30, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares-					Non
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Controlling Interest	Total

Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)

Stock options, amortization and issuances							107				107

Restricted stock amortization, issuances and forfeitures	2,830		922				485				485

Conversion of Class B to Class A common stock	20		(20)								-

Net (loss)								(17,452)			(17,452)

Balance, January 31, 2019	5,316,278	$58	622,906	$6	5,600	$135,299	$710,941	$(1,201,308)	$(115,360)	$-	$(470,364)

Stock options, amortization and issuances							108				108

Restricted Stock, amortization, issuances and forfeitures							468				468

Conversion of Class B to Class A common stock	118		(118)								-

Changes in noncontrolling interest in consolidated joint ventures										566	566

Net (loss)								(15,257)			(15,257)

Balance, April 30, 2019	5,316,396	$58	622,788	$6	5,600	$135,299	$711,517	$(1,216,565)	$(115,360)	$566	$(484,479)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

SIX MONTH PERIOD ENDED APRIL 30, 2018

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2017	5,291,412	$58	612,304	$6	5,600	$135,299	$708,002	$(1,188,376)	$(115,360)	$(460,371)

Stock options, amortization and issuances	960						210			210

Restricted stock amortization, issuances and forfeitures	13,291		6,573				(219)			(219)

Conversion of Class B to Class A common stock	58		(58)							-

Net (loss)								(30,809)		(30,809)

Balance, January 31, 2018	5,305,721	$58	618,819	$6	5,600	$135,299	$707,993	$(1,219,185)	$(115,360)	$(491,189)

Stock options, amortization and issuances							92			92

Restricted stock, amortization, issuances, and forfeitures							944			944

Conversion of Class B to Class A common stock										-

Net (loss)								(9,823)		(9,823)

Balance, April 30, 2018	5,305,721	$58	618,819	$6	5,600	$135,299	$709,029	$(1,229,008)	$(115,360)	$(499,976)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(32,709)	$(40,632)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	1,938	1,509
Compensation from stock options and awards	1,191	2,075
Amortization of bond discounts, premiums and deferred financing costs	3,880	4,150
Gain on sale and retirement of property and assets	(12)	(3,592)
(Income) loss from unconsolidated joint ventures	(16,814)	3,833
Distributions of earnings from unconsolidated joint ventures	6,917	-
Loss on extinguishment of debt	-	1,440
Noncontrolling interest income in consolidated joint venture	(28)	-
Inventory impairment and land option write-offs	2,166	3,087
(Increase) decrease in assets:
Origination of mortgage loans	(435,012)	(456,828)
Sale of mortgage loans	474,457	501,227
Receivables, prepaids, deposits and other assets	4,712	(16,349)
Inventories	(192,059)	(20,267)
(Decrease) increase in liabilities:
State income tax payable	(1,244)	(325)
Customers’ deposits	7,867	(2,775)
Accounts payable, accrued interest and other accrued liabilities	(24,119)	(46,511)
Net cash used in operating activities	(198,869)	(69,958)
Cash flows from investing activities:
Proceeds from sale of property and assets	16	38,273
Purchase of property, equipment and other fixed assets and acquisitions	(1,956)	(3,208)
Investments in and advances to unconsolidated joint ventures	(7,727)	(18,879)
Distributions of capital from unconsolidated joint ventures	5,756	28,754
Net cash (used in) provided by investing activities	(3,911)	44,940
Cash flows from financing activities:
Proceeds from mortgages and notes	171,045	75,962
Payments related to mortgages and notes	(74,696)	(82,121)
Proceeds from model sale leaseback financing programs	14,905	746
Payments for model sale leaseback financing programs	(6,627)	(22,741)
Proceeds from land bank financing programs	61,155	3,766
Payments related to land bank financing programs	(8,765)	(19,890)
Proceeds from partner contribution to consolidated joint venture	594	-
Proceeds from senior unsecured term loan facility	-	132,500
Proceeds from senior secured notes, net of discount	21,348	-
Payments for senior notes and senior amortizing notes	-	(215,093)
Net payments related to mortgage warehouse lines of credit	(36,606)	(43,439)
Deferred financing costs from land bank financing programs and note issuances	(3,962)	(5,523)
Net cash provided by (used in) financing activities	138,391	(175,833)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(64,389)	(200,851)
Cash, cash equivalents, and restricted cash and cash equivalents balance, beginning of period	232,992	493,742
Cash, cash equivalents, and restricted cash and cash equivalents balance, end of period	$168,603	$292,891

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended
	April 30,
	2019	2018
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$43,840	$59,707
Income taxes	$1,936	$909

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$123,998	$248,815
Homebuilding: Restricted cash and cash equivalents	17,223	13,957
Financial Services: Cash and cash equivalents, included in Financial services assets	5,424	4,960
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	21,958	25,159
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$168,603	$292,891

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

The accompanying unaudited Condensed Consolidated Financial Statements include HEI's accounts and those of all of its consolidated subsidiaries after elimination of all of its significant intercompany balances and transactions. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by the Company. One of HEI's subsidiaries owns a 99% controlling interest in the consolidated joint venture and therefore HEI is required to consolidate the joint venture within its Condensed Consolidated Financial Statements. The 1% that we do not own is accounted for as noncontrolling interest.

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

Reclassifications - Effective October 31, 2018 we early adopted Accounting Standards Update (“ASU”) 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). As a result, restricted cash amounts are no longer shown within the operating and investing activities as these balances are now included in the beginning and ending cash balances in our Condensed Consolidated Statements of Cash Flows. The adoption of ASU 2016-18 also resulted in the reclassification of restricted cash in operating and investing activities of $2.6 million and $12.1 million, respectively, for the six months ended April 30, 2018. These amounts are now included in the beginning and ending cash balances for the respective periods. See also the reconciliation of cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows.

Reverse Stock Split – As discussed in Note 14, in March 2019, the Company's stockholders approved and the Board of Directors determined to effectuate a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-25, and a corresponding decrease in the number of authorized shares of the common stock. The Reverse Stock Split became effective on March 29, 2019, and every 25 issued shares (including treasury shares) of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), were combined into one share of Class A Common Stock, and every 25 issued shares (including treasury shares) of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), were combined into one share of Class B Common Stock. All share and per share amounts throughout this report have been retroactively adjusted to reflect the reverse stock split.

2.	Stock Compensation

The Company’s total stock-based compensation expense was $0.6 million and $1.2 million for the three and six months ended April 30, 2019, respectively, and $1.0 million and $2.1 million for the three and six months ended April 30, 2018, respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.2 million for the three and six months ended April 30, 2019, respectively, and $0.1 million and $0.3 million for the three and six months ended April 30, 2018, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2019	2018	2019	2018

Interest capitalized at beginning of period	$74,455	$70,793	$68,117	$71,051
Plus interest incurred (1)	41,383	40,014	80,236	81,179
Less cost of sales interest expensed	13,898	19,364	24,140	31,656
Less other interest expensed (2)(3)	22,663	26,088	44,936	55,219
Interest capitalized at end of period (4)	$79,277	$65,355	$79,277	$65,355

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $15.1 million and $19.9 million for the three months ended April 30, 2019 and 2018, respectively, and $32.7 million and $39.5 million for the six months ended April 30, 2019 and 2018, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $7.6 million and $6.2 million for the three months ended April 30, 2019 and 2018, respectively, and $12.3 million and $15.8 million for the six months ended April 30, 2019 and 2018, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2019	2018	2019	2018
Other interest expensed	$22,663	$26,088	$44,936	$55,219
Interest paid by our mortgage and finance subsidiaries	514	585	1,203	1,186
(Increase) decrease in accrued interest	(19,776)	(23,448)	(2,299)	3,302
Cash paid for interest, net of capitalized interest	$3,401	$3,225	$43,840	$59,707

(4)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2019, our discount rate used for the impairments recorded ranged from 18.0% to 18.3%. For the six months ended April 30, 2018, our discount rate used for the impairments recorded ranged from 16.8% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2019 and 2018, we evaluated inventories of all 398 and 377 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the six months ended April 30, 2019 and 2018 for six and five of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $51.6 million and $11.2 million, respectively. As a result of our impairment analysis, we recorded aggregate impairment losses of $1.0 million in two communities (which had an aggregate pre-impairment values of $3.9 million) for the three months ended April 30, 2019, and $1.0 million in three communities (which had an aggregate pre-impairment values of $10.2 million) for the six months ended April 30, 2019. For both the three and six months ended April 30, 2018, we recorded aggregate impairment losses of $2.1 million in all five communities (which had an aggregate pre-impairment value of $11.2 million). These impairment losses are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment. Of those communities tested for impairment during the six months ended April 30, 2019, three communities with an aggregate carrying value of $41.3 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%. During the six months ended April 30, 2018, none of the five communities tested for impairment had undiscounted future cash flows that exceeded the carrying amount by less than 20%.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.5 million and $0.6 million for the three months ended April 30, 2019 and 2018, respectively, and $1.2 million and $1.0 million for the six months ended April 30, 2019 and 2018, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended April 30, 2019 and 2018 were 680 and 714, respectively, and 2,170 and 1,341 during the six months ended April 30, 2019 and 2018, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2019, we did not mothball any additional communities, but sold two previously mothballed communities and re-activated two previously mothballed communities. As of April 30, 2019 and October 31, 2018, the net book value associated with our 14 and 18 total mothballed communities was $14.2 million and $24.5 million, respectively, which was net of impairment charges recorded in prior periods of $146.9 million and $186.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2019 and October 31, 2018, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2019 and October 31, 2018, inventory of $58.4 million and $50.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $52.1 million and $43.9 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2019 and October 31, 2018, inventory of $96.0 million and $37.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $71.2 million and $19.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2019 and October 31, 2018, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2019, we had total cash deposits amounting to $69.2 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the six months ended April 30, 2019 and 2018, we received $2.2 million and $1.9 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2019	2018	2019	2018

Balance, beginning of period	$93,410	$129,314	$95,064	$127,702
Additions – Selling, general and administrative	1,959	2,169	4,117	4,338
Additions – Cost of sales	1,308	4,154	3,336	9,899
Charges incurred during the period	(4,020)	(19,862)	(10,111)	(26,164)
Changes to pre-existing reserves	192	-	443	-
Balance, end of period	$92,849	$115,775	$92,849	$115,775

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during the second quarter of fiscal 2018 represented a payment for construction defect reserves related to the settlement of a litigation matter.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, for prior year deliveries were less than $0.1 million for the three months ended April 30, 2019 and 2018, and less than $0.1 million for the six months ended April 30, 2019 and 2018.

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

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). The federal government has withdrawn its appeals of those decisions and the EPA and U.S. Army Corps of Engineers are focusing efforts on promulgating a new rule addressing the issue; the comment period on the proposed rule, which was published in February 2019, closed in April 2019. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. Trial is currently scheduled for September 9, 2019. Court ordered mediation sessions have been re-scheduled for July and August 2019. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2019 and October 31, 2018, $121.7 million and $199.6 million, respectively, of the Cash and cash equivalents and Restricted cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $17.2 million and $12.8 million as of April 30, 2019 and October 31, 2018, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 11.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Condensed Consolidated Balance Sheets, totaled $22.0 million and $25.4 million as of April 30, 2019 and October 31, 2018, respectively. Included in these balances were (1) financial services customers’ deposits of $20.0 million at April 30, 2019 and $23.4 million as of October 31, 2018 which are subject to restrictions on our use, and (2) $2.0 million at both April 30, 2019 and October 31, 2018, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At April 30, 2019 and October 31, 2018, $78.8 million and $115.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” liability balances on the Condensed Consolidated Balance Sheets. As of April 30, 2019 and 2018, we had reserves specifically for 20 and 45 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2019 and 2018 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2019	2018	2019	2018

Loan origination reserves, beginning of period	$1,264	$3,188	$2,563	$3,158
Provisions for losses during the period	37	38	78	68
Adjustments to pre-existing provisions for losses from changes in estimates	(32)	45	(22)	45
Payments/Settlements	-	-	(1,350)	-
Loan origination reserves, end of period	$1,269	$3,271	$1,269	$3,271

10.	Mortgages

We have nonrecourse mortgage loans for certain communities totaling $190.7 million and $95.6 million (net of debt issuance costs) at April 30, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $374.9 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.4% and 6.1% at April 30, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.48% at April 30, 2019, plus the applicable margin of 2.5% or 2.63% based upon type of loan. As of April 30, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $35.2 million and $40.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which was amended on February 15, 2019 and is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 14, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.25% to 5.0% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $30.6 million and $40.2 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 20, 2019. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.25% or 3.25% based upon the type of loan. As of April 30, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $10.7 million and $32.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2019, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2019 and October 31, 2018, were as follows:

(In thousands)	April 30, 2019(1)(2)	October 31, 2018(1)(2)
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,666	$74,561
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,112	53,094
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	136,533	135,571
10.0% Senior Secured Notes due July 15, 2022	436,066	435,461
10.5% Senior Secured Notes due July 15, 2024 (net of discount)	416,375	394,736
Total Senior Secured Notes, net of debt issuance costs	$1,116,752	$1,093,423
Senior Notes:
8.0% Senior Notes due November 1, 2019 (3)	$-	$-
13.5% Senior Notes due February 1, 2026 (including premium)	100,687	101,162
5.0% Senior Notes due February 1, 2040 (net of discount)	43,564	43,264
Total Senior Notes, net of debt issuance costs	$144,251	$144,426
Senior Unsecured Term Loan Credit Facility due February 1, 2027, net of debt issuance costs	$201,459	$201,389
Senior Secured Revolving Credit Facility (4)	$-	$-

(1) “Notes payable” on our Condensed Consolidated Balance Sheets as of April 30, 2019 and October 31, 2018 consists of the total senior secured and senior notes shown above, as well as accrued interest of $37.9 million and $35.6 million, respectively.

(2) Unamortized debt issuance costs at April 30, 2019 and October 31, 2018 were $13.0 million and $14.1 million, respectively.

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

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at April 30, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of April 30, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with GSO Capital Partners LP (“GSO”) on its own behalf and on behalf of one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”), and had commenced a private exchange offer with respect to the 8.0% Notes (the “Exchange Offer”).

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

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million for the three and six months ended April 30, 2018. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027.

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

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt, and resulted in a loss on extinguishment of debt of $0.9 million for the three and six months ended April 30, 2018. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes.

K. Hovnanian’s New 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2026 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. At any time and from time to time on or after February 1, 2019, K. Hovnanian may also redeem some or all of the New 2026 Notes at a redemption price equal to 100.0% of their principal amount.

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

At April 30, 2019, the aggregate book value of the real property that constituted collateral securing the 10.0% 2022 Notes and 10.5% 2024 Notes was $396.1 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the 10.0% 2022 Notes and 10.5% 2024 Notes was $85.7 million as of April 30, 2019, which included $17.0 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

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

The 9.5% 2020 Notes and the 2021 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and certain exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of April 30, 2019, the collateral securing the guarantees included (1) $44.5 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $133.2 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $181.0 million as of April 30, 2019; this equity is not pledged to secure, and is not collateral for, the 9.50% 2020 Notes or the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and Credit Facilities, and thus have not guaranteed such indebtedness.

Other

We have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $16.2 million and $12.5 million letters of credit outstanding at April 30, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $17.0 million and $12.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

There were 0.1 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for both the three and six months ended April 30, 2019, and 0.1 million for both the three and six months ended April 30, 2018, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period. Also, for the six months ended April 30, 2018, 0.1 million shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012 and matured and were fully paid in December 2017) were excluded from the computation of diluted earnings per share because the Company had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.3 million for both the three and six months ended April 30, 2019, respectively, and 0.2 million for both the three and six months ended April 30, 2018, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2019 and 2018, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On March 19, 2019, the Company's stockholders approved at an annual meeting an amendment to our Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-25, and a corresponding decrease in the number of authorized shares of the common stock. Following the stockholders' approval, the Board of Directors, on March 19, 2019, determined to effectuate the Reverse Stock Split, which became effective on March 29, 2019, and every 25 issued shares (including treasury shares) of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), were combined into one share of Class A Common Stock, and every 25 issued shares (including treasury shares) of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), were combined into one share of Class B Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2019. As of April 30, 2019, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

15.	Income Taxes

The total income tax expense for the three and six months ended April 30, 2019 was $0.3 million and $0.7 million, respectively, and $0.3 million and $0.6 million, respectively, for the same periods of the prior year. For both the three and six months ended April 30, 2019 and the three and six months ended April 30, 2018, the total income tax expense was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

 Our federal net operating losses of $1.6 billion expire between 2028 and 2037, and $41.9 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $145.3 million expire between 2019 through 2023; $691.2 million expire between 2024 through 2028; $1.3 billion expire between 2029 through 2033; $316.1 million expire between 2034 through 2038; and $43.2 million have an indefinite carryforward period.

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

As of April 30, 2019, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $642.9 million as of April 30, 2019, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of fiscal 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year pre-tax loss position as of July 31, 2017. As of April 30, 2019, the Company has slightly positive pre-tax income when adjusted for permanent differences on a three year cumulative basis. However, on a US GAAP basis, the Company is still in a three year cumulative pre-tax loss position as of April 30, 2019. Therefore, it is too early to conclude whether we will continue to not be in a three-year cumulative loss position going forward on a tax accounting basis. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017 and second and third quarters of fiscal 2018, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	Recent financial results of $48.1 million pre-tax income in the fourth quarter of fiscal 2018 and $8.1 million pre-tax income for the year ended October 31, 2018. (Positive Objective Evidence)

4.

Our net contracts per community declined in the fourth quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017 and the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, consistent with data for the overall housing market. This slow down may be the beginning of a cyclical housing downturn or may just be temporary because of recent increases in mortgage rates. (Negative Objective Evidence)

5.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)

6.

We exited two geographic markets in fiscal 2016 and completed the wind down of operations in two other markets in fiscal 2018, that have historically had losses. By exiting these underperforming markets, the Company will be able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

7.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

16.	Operating and Reporting Segments

HEI’s operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance and make operating decisions. Based on this criteria, each of our communities qualifies as an operating segment, and therefore, it is impractical to provide segment disclosures for this many segments. As such, HEI has aggregated the homebuilding operating segments into six reportable segments.

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

Financial Services

Operations of HEI’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Operations of HEI’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2019	2018	2019	2018

Revenues:
Northeast	$13,059	$43,771	$33,000	$63,970
Mid-Atlantic	80,847	104,160	134,277	175,457
Midwest	42,937	42,938	87,858	83,517
Southeast	49,382	60,901	93,373	117,569
Southwest	143,850	159,147	262,049	287,452
West	97,883	78,098	187,784	163,148
Total homebuilding	427,958	489,015	798,341	891,113
Financial services	12,307	13,054	21,915	23,942
Corporate and unallocated (1)	426	475	1,029	4,655
Total revenues	$440,691	$502,544	$821,285	$919,710

(Loss) income before income taxes:
Northeast	$125	$5,960	$6,004	$(3,741)
Mid-Atlantic	393	6,700	386	8,652
Midwest	(594)	(1,110)	(1,443)	(3,454)
Southeast	(4,132)	(5,286)	(7,061)	(6,947)
Southwest	4,286	10,047	6,672	15,558
West	10,310	7,172	22,015	15,239
Homebuilding income before income taxes	10,388	23,483	26,573	25,307
Financial services	3,629	4,256	4,763	6,803
Corporate and unallocated (1)	(28,929)	(37,317)	(63,354)	(72,159)
Loss before income taxes	$(14,912)	$(9,578)	$(32,018)	$(40,049)

(1)  Corporate and unallocated for the three months ended April 30, 2019 included corporate general and administrative costs of $16.2 million, interest expense of $13.1 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(0.3) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2019 included corporate general and administrative costs of $33.8 million, interest expense of $30.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $(1.1) million of other income and expenses. Corporate and unallocated for the three months ended April 30, 2018 included corporate general and administrative costs of $16.2 million, interest expense of $19.9 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $1.4 million and $(0.1) million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building. Corporate and unallocated for the six months ended April 30, 2018 included corporate general and administrative costs of $35.3 million, interest expense of $39.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $ 1.4 million and $(4.0) million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building.

(In thousands)	April 30, 2019	October 31, 2018

Assets:
Northeast	$175,326	$152,607
Mid-Atlantic	262,896	217,807
Midwest	114,024	85,398
Southeast	281,546	246,497
Southwest	359,129	320,452
West	274,723	244,886
Total homebuilding	1,467,644	1,267,647
Financial services	119,912	164,880
Corporate and unallocated	167,716	229,515
Total assets	$1,755,272	$1,662,042

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

(Dollars in thousands)	April 30, 2019
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$92,351	$2,168	$94,519
Inventories	469,815	7,987	477,802
Other assets	26,799	-	26,799
Total assets	$588,965	$10,155	$599,120

Liabilities and equity:
Accounts payable and accrued liabilities	$69,621	$508	$70,129
Notes payable	240,571	-	240,571
Total liabilities	310,192	508	310,700
Equity of:
Hovnanian Enterprises, Inc.	124,344	4,608	128,952
Others	154,429	5,039	159,468
Total equity	278,773	9,647	288,420
Total liabilities and equity	$588,965	$10,155	$599,120
Debt to capitalization ratio	46%	0%	45%

(Dollars in thousands)	October 31, 2018
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$50,010	$2,275	$52,285
Inventories	506,650	8,004	514,654
Other assets	35,105	-	35,105
Total assets	$591,765	$10,279	$602,044

Liabilities and equity:
Accounts payable and accrued liabilities	$79,108	$746	$79,854
Notes payable	236,665	-	236,665
Total liabilities	315,773	746	316,519
Equity of:
Hovnanian Enterprises, Inc.	114,950	4,369	119,319
Others	161,042	5,164	166,206
Total equity	275,992	9,533	285,525
Total liabilities and equity	$591,765	$10,279	$602,044
Debt to capitalization ratio	46%	0%	45%

As of April 30, 2019 and October 31, 2018, we had advances and a note receivable outstanding of $6.0 million and $4.6 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $135.6 million and $123.7 million at April 30, 2019 and October 31, 2018, respectively. In some cases our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the six months ended April 30, 2019 and 2018, we did not write-down any of our joint venture investments; however, during the six months ended April 30, 2018, one of our joint ventures in the Northeast recorded an asset impairment. We recorded our proportionate share of this impairment charge of $0.7 million as part of our share of the net loss of the venture.

	For the Three Months Ended April 30, 2019
(In thousands)	Homebuilding	Land Development	Total

Revenues	$125,739	$2,591	$128,330
Cost of sales and expenses	(118,019)	(2,146)	(120,165)
Joint venture net income	$7,720	$445	$8,165
Our share of net income	$7,083	$223	$7,306

	For the Three Months Ended April 30, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$96,931	$2,343	$99,274
Cost of sales and expenses	(102,230)	(2,123)	(104,353)
Joint venture net (loss) income	$(5,299)	$220	$(5,079)
Our share of net (loss) income	$1,296	$109	$1,405

	For the Six Months Ended April 30, 2019
(In thousands)	Homebuilding	Land Development	Total

Revenues	$221,513	$3,596	$225,109
Cost of sales and expenses	(207,331)	(3,117)	(210,448)
Joint venture net income	$14,182	$479	$14,661
Our share of net income	$16,624	$240	$16,864

	For the Six Months Ended April 30, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$155,496	$3,618	$159,114
Cost of sales and expenses	(174,366)	(3,281)	(177,647)
Joint venture net (loss) income	$(18,870)	$337	$(18,533)
Our share of net (loss) income	$(3,903)	$168	$(3,735)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. For the six months ended April 30, 2019, the difference can also be attributed to a return of capital from a joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $5.1 million and $2.9 million for the three months ended April 30, 2019 and 2018, respectively, and $8.5 million and $4.9 million for the six months ended April 30, 2019 and 2018, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2019	Fair Value at October 31, 2018

Mortgage loans held for sale (1)	Level 2	$91,211	$130,709
Interest rate lock commitments	Level 2	17	(28)
Forward contracts	Level 2	21	13
Total		$91,249	$130,694

(1) The aggregate unpaid principal balance was $88.3 million and $127.6 million at April 30, 2019 and October 31, 2018, respectively.

We elected the fair value option for our loans held for sale, in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $544.2 million at April 30, 2019. Loans in process for which interest rates were committed to the borrowers totaled $47.2 million as of April 30, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2019, the segment had open commitments amounting to $18.0 million to sell MBS with varying settlement dates through May 21, 2019.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2019
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$946	$(208)	$406

	Three Months Ended April 30, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$127	$178	$(143)

	Six Months Ended April 30, 2019
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,942	$17	$21

	Six Months Ended April 30, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,541	$(70)	$125

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and six months ended April 30, 2019 and 2018. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		April 30, 2019
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$3,906	$(968)	$2,938
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Three Months Ended
		April 30, 2018
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,170	$(2,117)	$9,053
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Six Months Ended
		April 30, 2019
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$3,906	$(968)	$2,938
Land and land options held for future development or sale	Level 3	$6,302	$(43)	$6,259

		Six Months Ended
		April 30, 2018
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,170	$(2,117)	$9,053
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $1.0 million for both the three and six months ended April 30, 2019, and $2.1 million for both the three and six months ended April 30, 2018. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of April 30, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$71,250	$71,250
2.0% Senior Secured Notes due November 1, 2021	-	-	46,978	46,978
5.0% Senior Secured Notes due November 1, 2021	-	129,780	-	129,780
10.0% Senior Secured Notes due July 15, 2022	-	387,200	-	387,200
10.5% Senior Secured Notes due July 15, 2024	-	347,438	-	347,438
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	84,815	-	84,815
5.0% Senior Notes due February 1, 2040	-	35,485	-	35,485
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	110,389	110,389
Total fair value	$-	$984,718	$228,617	$1,213,335

Fair Value as of October 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$74,250	$74,250
2.0% Senior Secured Notes due November 1, 2021	-	-	40,434	40,434
5.0% Senior Secured Notes due November 1, 2021	-	124,781	-	124,781
10.0% Senior Secured Notes due July 15, 2022	-	424,670	-	424,670
10.5% Senior Secured Notes due July 15, 2024	-	366,720	-	366,720
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	88,148	-	88,148
5.0% Senior Notes due February 1, 2040	-	35,628	-	35,628
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	114,328	114,328
Total fair value	$-	$1,039,947	$229,012	$1,268,959

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of April 30, 2019 and October 31, 2018.

20.	Transactions with Related Parties

During the three months ended April 30, 2019 and 2018, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.3 million and $0.2 million, respectively. During the six months ended April 30, 2019 and 2018, the services provided by such engineering firm to the Company totaled $0.4 million and $0.3 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Overview

Our community count increased 7.3% sequentially during the second quarter of fiscal 2019, from 137 communities at January 31, 2019 to 147 at April 30, 2019, and also increased 11.4% from 132 communities at April 30, 2018. Our total number of lots controlled increased in the second quarter of fiscal 2019, as compared to the same period of the prior year, which is the sixth consecutive quarter for which we have experienced a year-over-year quarterly increase. We believe continued growth in lots controlled should lead to further community count growth, and our fiscal 2017 and 2018 financing transactions have provided us with the capital needed to implement our investment strategy to grow our business. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). Given the mix of land that we control and the land investment we anticipate, we currently believe that our community count will continue to grow in the third quarter of fiscal 2019. Ultimately, community count growth, absent adverse market factors, should lead to delivery and revenue growth in the future.

Our cash position during the first half of fiscal 2019 allowed us to spend $252.6 million on land purchases and land development during the period, and still have total liquidity of $266.0 million, including $124.0 million of homebuilding cash and cash equivalents as of April 30, 2019. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices, sales pace and construction costs and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability. However, given the slower sales absorption pace in the fourth quarter of fiscal 2018 and the second quarter of fiscal 2019 compared to the same periods of the prior years, we remain cautious and are carefully evaluating market conditions when pursuing new land acquisitions. For example, among other market conditions, we are carefully monitoring the potential impact of the current trade and tariff negotiations and the related market volatility on our business and results of operations. Although the tariffs recently imposed on products from China and elsewhere have not had a material impact on our financial results to date, future tariffs or the threat thereof may have a more significant impact on our business and on our customers’ budgets.

Additional results for the three and six months ended April 30, 2019 were as follows:

● For the three and six months ended April 30, 2019, sale of homes revenues decreased 8.7% and 9.2%, respectively, as compared to the same periods of the prior year, as a result of a 10.7% and 8.4% decrease in deliveries, respectively.

● Gross margin percentage decreased from 13.8% and 14.3% for the three and six months ended April 30, 2018, respectively, to 13.3% and 14.0% for the three and six months ended April 30, 2019, respectively. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 17.7% and 17.8% for the three and six months ended April 30, 2018 to 16.9% and 17.3% for the three and six months ended April 30, 2019, respectively.

● Selling, general and administrative costs (including corporate general and administrative expenses) decreased $1.3 million for the three months ended April 30, 2019 and $3.3 million for the six months ended April 30, 2019, respectively, as compared to the same periods of the prior year. As a percentage of total revenue, such costs increased from 12.3% for the three months ended April 30, 2018 to 13.7% for the three months ended April 30, 2019 and increased from 13.5% for the six months ended April 30, 2018 to 14.7% for the six months ended April 30, 2019.

● Active selling communities increased 11.4% over last year’s second quarter. Net contracts increased 10.1% and 2.0% for the three and six months ended April 30, 2019, respectively, compared to the same periods of the prior year.

● Net contracts per average active selling community decreased slightly to 10.5 for the three months ended April 30, 2019 compared to 10.6 in the same period of the prior year, and increased slightly to 18.2 for the six months ended April 30, 2019 compared to 18.1 in the same period of the prior year.

● Contract backlog increased from 2,193 homes at April 30, 2018 to 2,254 homes at April 30, 2019, with a dollar value of $949.9 million, representing a 5.5% increase in dollar value compared to the prior year.

When comparing sequentially from the first quarter of fiscal 2019 to the second quarter of fiscal 2019, our gross margin percentage decreased from 14.8% to 13.3% primarily due to increased land charges and increased incentives, particularly on spec homes that were sold and delivered during the quarter. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 17.8% to 16.9% primarily due to the increased incentives during the quarter. Selling, general and administrative costs (including corporate general and administrative expenses) decreased slightly from $60.4 million in the first quarter of fiscal 2019 to $60.3 million in the second quarter of fiscal 2019, and, as a percentage of total revenues, these costs decreased from 15.9% in the first quarter of fiscal 2019 to 13.7% in the second quarter of fiscal 2019 due to the increase in revenues. Improving the efficiency of our selling, general and administrative expenses continues to be a significant area of focus.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at April 30, 2019 decreased $63.9 million from October 31, 2018. We spent $252.6 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $198.9 million of cash from operations. However, as of April 30, 2019, we had $125.0 million of borrowing capacity under our Secured Credit Facility (defined below), and therefore, our total liquidity at April 30, 2019 was $266.0 million, which is above our target liquidity range of $170.0 to $245.0 million. During the first half of fiscal 2019, we used $3.9 million of cash for investing activities, primarily for investments in joint ventures, partially offset by distributions from joint ventures. Cash provided by financing activities was $138.4 million during the first half of fiscal 2019 which included proceeds of $21.3 million from a debt issuance, $60.7 million from land banking and model sale leaseback programs and $96.3 million of net proceeds from nonrecourse mortgages, partially offset by a $36.6 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2019 and 2018 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with our Secured Credit Facility will be sufficient through fiscal 2019 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In fiscal 2019 and 2018, with continued spending on land purchases and land development, we used cash in operations. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

As of April 30, 2019, we had $1,135.0 million of outstanding senior secured notes ($1,116.8 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $425.0 million 10.5% Senior Secured Notes due 2024. As of April 30, 2019, we also had $180.7 million of outstanding senior notes ($144.3 million net of discount, premium and debt issuance costs), comprised of $90.1 million 5.0% Senior Notes due 2040 and $90.6 million 13.5% Senior Notes due 2026 ($26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI and therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI). In addition, as of April 30, 2019, there were $202.5 million ($201.5 million net of debt issuance costs) of borrowings under our senior unsecured term loan facility (“Term Loan Facility”). As of April 30, 2019, we did not have any borrowings outstanding under our $125.0 million secured revolving credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the notes (together, the “Debt Instruments”) outstanding at April 30, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the 13.5% Senior Notes due 2026 and the 5.0% Senior Notes due 2040 and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated in fiscal 2018)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (the “Term Loans”) and loans made under the Secured Credit Facility (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of April 30, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

In addition to the Secured Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $16.2 million and $12.5 million letters of credit outstanding at April 30, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $17.0 million and $12.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility, the Secured Credit Facility and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $190.7 million and $95.6 million (net of debt issuance costs) at April 30, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $374.9 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.4% and 6.1% at April 30, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2019 and October 31, 2018, we had an aggregate of $76.5 million and $113.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $123.4 million during the six months ended April 30, 2019 from October 31, 2018. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $17.4 million, in the Mid-Atlantic by $44.9 million, in the Midwest by $28.6 million, in the Southeast by $5.5 million, in the Southwest by $15.8 million and in the West by $11.2 million. The increases were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the six months ended April 30, 2019, we had impairments in the amount of $1.0 million. We wrote-off costs in the amount of $1.2 million during the six months ended April 30, 2019 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at April 30, 2019 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $66.5 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheets in accordance with US GAAP. The increase from October 31, 2018 to April 30, 2019 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2019, inventory of $96.0 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $71.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2019, inventory of $58.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $52.1 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of April 30, 2019, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2019, we had mothballed land in 14 communities. The book value associated with these communities at April 30, 2019 was $14.2 million, which was net of impairment charges recorded in prior periods of $146.9 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2019, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $0.1 million and $6.4 million, respectively, of our total inventories at April 30, 2019 and October 31, 2018, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2019:

Northeast	6	646	3,371	4,017
Mid-Atlantic	20	2,054	3,597	5,651
Midwest	16	1,670	2,855	4,525
Southeast	15	2,432	1,901	4,333
Southwest	71	4,633	2,654	7,287
West	19	2,492	3,019	5,511

Consolidated total	147	13,927	17,397	31,324

Unconsolidated joint ventures(2)	18	3,343	230	3,573

Owned		8,171	4,314	12,485
Optioned		5,519	13,083	18,602

Controlled lots		13,690	17,397	31,087

Construction to permanent financing lots		237	-	237

Consolidated total		13,927	17,397	31,324

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

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2018:

Northeast	4	691	3,229	3,920
Mid-Atlantic	20	1,681	3,114	4,795
Midwest	14	1,774	2,984	4,758
Southeast	14	2,323	2,348	4,671
Southwest	56	3,884	2,899	6,783
West	15	2,040	3,590	5,630

Consolidated total	123	12,393	18,164	30,557

Unconsolidated joint ventures(2)	19	2,607	1,422	4,029

Owned		8,018	4,711	12,729
Optioned		4,157	13,453	17,610

Controlled lots		12,175	18,164	30,339

Construction to permanent financing lots		218	-	218

Consolidated total		12,393	18,164	30,557

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

	April 30, 2019			October 31, 2018
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	27	13	40	24	5	29
Mid-Atlantic	48	13	61	38	19	57
Midwest	39	10	49	19	10	29
Southeast	80	12	92	62	11	73
Southwest	325	9	334	335	14	349
West	133	18	151	93	12	105

Total	652	75	727	571	71	642

Started or completed unsold homes and models per active selling communities (1)	4.4	0.5	4.9	4.6	0.6	5.2

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 147 and 123 at April 30, 2019 and October 31, 2018, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents increased $4.4 million from October 31, 2018 to $17.2 million at April 30, 2019. The increase was primarily due to cash collateral for new letters of credit issued during the period.

Investments in and advances to unconsolidated joint ventures increased $11.9 million to $135.6 million at April 30, 2019 compared to October 31, 2018. The increase was primarily due to the income from two of our joint ventures in the first half of fiscal 2019, along with new capital contributions for existing joint ventures during the period. As of April 30, 2019 and October 31, 2018, we had investments in nine homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $6.0 million from October 31, 2018 to $29.2 million at April 30, 2019. The decrease was primarily due to the return of a municipal receivable during the period, along with a decrease in receivables due to the timing of home closings during the period.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2019	2018	Change

Prepaid insurance	$1,489	$2,514	$(1,025)
Prepaid project costs	30,468	28,667	1,801
Other prepaids	7,934	7,505	429
Other assets	1,167	464	703
Total	$41,058	$39,150	$1,908

Prepaid insurance decreased during the six months ended April 30, 2019 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are generally spent at the beginning of a community’s life and expensed as homes are delivered. Therefore prepaid project costs have increased as our community count increased during the period. Other assets increased primarily due to the timing of property tax payments in certain communities during the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $89.8 million and $129.0 million at April 30, 2019 and October 31, 2018, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2018 is related to a decrease in the volume of loans originated during the second quarter of 2019 compared to the fourth quarter of 2018, primarily due to the decrease in deliveries. Also contributing to the decrease in financial services other assets was a decrease in restricted cash due to the timing of home closings at the end of the fourth quarter of fiscal 2018 compared to the end of the second quarter of fiscal 2019.

Nonrecourse mortgages secured by inventory increased to $190.7 million at April 30, 2019 from $95.6 million at October 31, 2018. The increase was primarily due to a new mortgage on several communities that are part of a consolidated joint venture entered into in the second quarter of fiscal 2019, along with new mortgages for other communities in most of our segments obtained during the six months ended April 30, 2019, as well as additional loan borrowings on existing mortgages, partially offset by the payment of existing mortgages during the period.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2019	2018	Change

Accounts payable	$131,662	$127,795	$3,867
Reserves	96,067	99,229	(3,162)
Accrued expenses	12,550	14,884	(2,334)
Accrued compensation	31,241	53,200	(21,959)
Other liabilities	13,773	9,791	3,982
Total	$285,293	$304,899	$(19,606)

Accrued expenses decreased primarily due to the timing of property tax payments. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2018 bonuses during the first quarter of fiscal 2019, partially offset by the accrual of fiscal 2019 bonuses in the first six months of fiscal 2019. Other liabilities increased primarily due to several new municipal loans and bonds issued during the period. Both accounts payable and reserves had only minor fluctuations as a percentage of the total balance.

Customers’ deposits increased $7.9 million to $38.0 million at April 30, 2019, primarily as a result of the increase in backlog during the period.

Liabilities from inventory not owned increased $60.0 million to $123.3 million at April 30, 2019. The increase was primarily due to an increase in land banking activity during the period, along with an increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $43.3 million from $143.4 million at October 31, 2018, to $100.1 million at April 30, 2019. The decrease is primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2019 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2018

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	April 30, 2019	April 30, 2018	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$427,552	$468,117	$(40,565)	(8.7)%
Land sales and other revenues	832	21,373	(20,541)	(96.1)%
Financial services	12,307	13,054	(747)	(5.7)%

Total revenues	$440,691	$502,544	$(61,853)	(12.3)%

	Six Months Ended
(Dollars in thousands)	April 30, 2019	April 30, 2018	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$789,687	$869,694	$(80,007)	(9.2)%
Land sales and other revenues	9,683	26,074	(16,391)	(62.9)%
Financial services	21,915	23,942	(2,027)	(8.5)%

Total revenues	$821,285	$919,710	$(98,425)	(10.7)%

Homebuilding

For the three and six months ended April 30, 2019, sale of homes revenues decreased $40.6 million, or 8.7%, and $80.0 million or 9.2%, respectively, as compared to the same periods of the prior year. These decreases were primarily due to the number of home deliveries decreasing 10.7% and 8.4% for the three and six months ended April 30, 2019, respectively, as compared to the prior year periods. The average price per home increased to $394,057 in the three months ended April 30, 2019 from $385,281 in the three months ended April 30, 2018. The average price per home decreased to $384,838 in the six months ended April 30, 2019 from $388,256 in the six months ended April 30, 2018. The changes in average prices were primarily the result of the geographic and community mix of our deliveries as opposed to home price changes (which we increase or decrease in communities depending on the respective community’s performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For details on the changes in segment revenues, see “Homebuilding Operations by Segment” below. For further details on the decreases in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change

Northeast:
Dollars	$13,040	$23,513	(44.5)%	$25,545	$43,705	(41.6)%
Homes	23	47	(51.1)%	45	87	(48.3)%

Mid-Atlantic:
Dollars	$80,818	$104,058	(22.3)%	$133,997	$175,067	(23.5)%
Homes	142	206	(31.1)%	253	341	(25.8)%

Midwest:
Dollars	$42,870	$42,816	0.1%	$87,759	$83,333	5.3%
Homes	141	143	(1.4)%	290	283	2.5%

Southeast:
Dollars	$49,346	$60,974	(19.1)%	$93,229	$117,648	(20.8)%
Homes	123	158	(22.2)%	231	290	(20.3)%

Southwest:
Dollars	$143,634	$158,958	(9.6)%	$261,497	$287,162	(8.9)%
Homes	431	466	(7.5)%	796	850	(6.4)%

West:
Dollars	$97,844	$77,798	25.8%	$187,660	$162,779	15.3%
Homes	225	195	15.4%	437	389	12.3%

Consolidated total:
Dollars	$427,552	$468,117	(8.7)%	$789,687	$869,694	(9.2)%
Homes	1,085	1,215	(10.7)%	2,052	2,240	(8.4)%

Unconsolidated joint ventures(1)
Dollars	$124,776	$96,296	29.6%	$219,803	$154,395	42.4%
Homes	195	208	(6.3)%	347	324	7.1%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall decrease in consolidated housing revenues during the three and six months ended April 30, 2019 as compared to the same periods of the prior year was primarily attributed to a decrease in the volume of deliveries as a result of new communities that are not yet delivering homes.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended April 30,		Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018

Northeast:
Dollars	$62,580	$15,278	$97,530	$40,641	$102,481	$48,715
Homes	104	26	156	72	162	83

Mid-Atlantic:
Dollars	$118,245	$117,399	$199,759	$180,612	$246,307	$199,279
Homes	199	212	350	337	393	324

Midwest:
Dollars	$68,744	$67,308	$105,790	$116,724	$125,181	$132,360
Homes	235	220	362	385	466	484

Southeast:
Dollars	$64,772	$62,741	$105,232	$113,196	$120,140	$115,930
Homes	155	154	250	281	270	276

Southwest:
Dollars	$192,630	$198,487	$307,968	$339,945	$227,325	$230,600
Homes	559	587	921	998	648	657

West:
Dollars	$120,616	$93,213	$177,634	$162,610	$128,422	$173,794
Homes	294	205	441	358	315	369

Consolidated total:
Dollars	$627,587	$554,426	$993,913	$953,728	$949,856	$900,678
Homes	1,546	1,404	2,480	2,431	2,254	2,193

Unconsolidated joint ventures(2)
Dollars	$131,282	$178,973	$216,851	$316,194	$228,730	$436,715
Homes	229	302	363	525	382	636

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

In the first half of 2019, our open for sale community count increased to 147 from 123 at October 31, 2018, which is the net result of opening 48 new communities and closing 24 communities since the beginning of fiscal 2019. Our reported level of sales contracts (net of cancellations) increased as a result of our higher community count for the six months ended April 30, 2019 as compared to the same period of the prior year. With respect to our sales absorption, net contracts per average active selling community for the six months ended April 30, 2019 was 18.2 compared to 18.1 for the same period of the prior year. Net contracts per average active selling community was 10.5 for the three months ended April 30, 2019 compared to 10.6 for the three months ended April 30, 2018.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	24%	18%	19%	20%	16%
Second	19%	17%	18%	19%	16%
Third		19%	19%	21%	20%
Fourth		23%	22%	20%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	16%	12%	12%	13%	11%
Second	20%	15%	16%	14%	14%
Third		14%	13%	12%	13%
Fourth		13%	12%	11%	12%

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

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2019	2018	2019	2018

Sale of homes	$427,552	$468,117	$789,687	$869,694

Cost of sales, excluding interest expense and land charges	355,477	385,302	653,047	714,829

Homebuilding gross margin, before cost of sales interest expense and land charges	72,075	82,815	136,640	154,865

Cost of sales interest expense, excluding land sales interest expense	13,898	15,309	24,140	27,601

Homebuilding gross margin, after cost of sales interest expense and before land charges	58,177	67,506	112,500	127,264

Land charges	1,462	2,673	2,166	3,087

Homebuilding gross margin	$56,715	$64,833	$110,334	$124,177

Gross margin percentage	13.3%	13.8%	14.0%	14.3%

Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.7%	17.3%	17.8%

Gross margin percentage, after cost of sales interest expense and before land charges	13.6%	14.4%	14.2%	14.6%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Sale of homes	100%	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.8%	72.5%	72.3%	72.1%
Commissions	3.6%	3.5%	3.5%	3.5%
Financing concessions	1.3%	1.3%	1.3%	1.3%
Overheads	5.4%	5.0%	5.5%	5.3%
Total cost of sales, before interest expense and land charges	83.1%	82.3%	82.6%	82.2%
Cost of sales interest	3.3%	3.3%	3.1%	3.2%
Land charges	0.3%	0.6%	0.3%	0.3%

Gross margin percentage	13.3%	13.8%	14.0%	14.3%
Gross margin percentage, before cost of sales interest expense and land charges	16.9%	17.7%	17.3%	17.8%
Gross margin percentage, after cost of sales interest expense and before land charges	13.6%	14.4%	14.2%	14.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 13.3% during the three months ended April 30, 2019 compared to 13.8% for the same period last year and decreased to 14.0% during the six months ended April 30, 2019 compared to 14.3% for the same period last year. The decrease in gross margin percentage for the three and six months ended April 30, 2019 is primarily due to the mix of communities delivering compared to the same periods of the prior year, along with increased incentives, particularly on spec homes, that were sold and delivered in the second quarter of fiscal 2019. For the six months ended April 30, 2019 and 2018, gross margin was favorably impacted by the reversal of prior period inventory impairments of $18.3 million and $33.5 million, respectively, which represented 2.3% and 3.9%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 17.7% for the three months ended April 30, 2018 to 16.9% for the three months ended April 30, 2019, and decreased from 17.8% for the six months ended April 30, 2018 to 17.3% for the six months ended April 30, 2019, primarily due to the mix of communities delivering homes in each period, along with increased incentives, particularly on spec homes, that were sold and delivered in the second quarter of fiscal 2019.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $1.5 million and $2.7 million during the three months ended April 30, 2019 and 2018, respectively, and $2.2 million and $3.1 million during the six months ended April 30, 2019 and 2018, respectively, to their estimated fair value. During the three and six months ended April 30, 2019, we wrote-off residential land options and approval and engineering costs amounting to $0.5 million and $1.2 million compared to $0.6 million and $1.0 million for the three and six months ended April 30, 2018, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments for the first half of fiscal 2019, and in all of our segments except the Southeast for the first half of fiscal 2018. We recorded $1.0 million and $2.1 million of inventory impairments during the three months ended April 30, 2019 and April 30, 2018, respectively, and $1.0 million and $2.1 million in inventory impairments during the six months ended April 30, 2019 and April 30, 2018, respectively. The impairments recorded in the first half of fiscal 2019 were primarily related to three communities in the Northeast, Mid-Atlantic and Southeast. The impairments recorded in the first half of fiscal 2018 were primarily related to three communities in the Southeast. It is difficult to predict whether impairment levels will remain low. Should we decide to further lower prices or have further land sales, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2019	2018	2019	2018

Land and lot sales	$-	$20,505	$7,508	$20,505
Cost of sales, excluding interest and land charges	-	7,710	7,357	7,710
Land and lot sales gross margin, excluding interest and land charges	-	12,795	151	12,795
Land and lot sales interest expense	-	4,055	-	4,055
Land and lot sales gross margin, including interest and land charges	$-	$8,740	$151	$8,740

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were no land sales in the three months ended April 30, 2019 compared to two in the same period of the prior year. There were four land sales in the six months ended April 30, 2019 compared to two in the same period of the prior year. The decrease in revenues for the six month period of fiscal 2019 occurred despite the increase in the number of land sales, demonstrating the impact the mix of land sales can have on land sale revenues.

Land sales and other revenues decreased $20.5 million and $16.4 million for the three and six months ended April 30, 2019, respectively, compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and six months ended April 30, 2019, compared to the three and six months ended April 30, 2018, the decrease was mainly due to the fluctuation in land sales revenues noted above. The decrease for the six months ended April 30, 2019 was also partially due to the $3.6 million gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $1.4 million and $1.9 million for the three and six months ended April 30, 2019, respectively, compared to the same periods last year. The decrease for the three and six months ended April 30, 2019 was attributed to an increase of joint venture management fees received, which offset general and administrative expenses and a decrease in insurance costs. SGA expenses as a percentage of homebuilding revenues increased to 10.3% and 10.9% for the three and six months ended April 30, 2019, respectively, compared to 9.3% and 9.9% for the three and six months ended April 30, 2018, respectively, as a result of the 12.5% and 10.8% decline in homebuilding revenue for the same periods, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2019	2018	Variance	Variance %

Northeast
Homebuilding revenue	$13,059	$43,771	$(30,712)	(70.2)%
Income before income taxes	$125	$5,960	$(5,835)	(97.9)%
Homes delivered	23	47	(24)	(51.1)%
Average sales price	$566,957	$500,265	$66,692	13.3%

Mid-Atlantic
Homebuilding revenue	$80,847	$104,160	$(23,313)	(22.4)%
Income before income taxes	$393	$6,700	$(6,307)	(94.1)%
Homes delivered	142	206	(64)	(31.1)%
Average sales price	$569,141	$505,139	$64,002	12.7%

Midwest
Homebuilding revenue	$42,937	$42,938	$(1)	0.0%
Loss before income taxes	$(594)	$(1,110)	$516	46.5%
Homes delivered	141	143	(2)	(1.4)%
Average sales price	$304,035	$299,415	$4,620	1.5%

Southeast
Homebuilding revenue	$49,382	$60,901	$(11,519)	(18.9)%
Loss before income taxes	$(4,132)	$(5,286)	$1,154	21.8%
Homes delivered	123	158	(35)	(22.2)%
Average sales price	$401,187	$385,908	$15,279	4.0%

Southwest
Homebuilding revenue	$143,850	$159,147	$(15,297)	(9.6)%
Income before income taxes	$4,286	$10,047	$(5,761)	(57.3)%
Homes delivered	431	466	(35)	(7.5)%
Average sales price	$333,258	$341,112	$(7,854)	(2.3)%

West
Homebuilding revenue	$97,883	$78,098	$19,785	25.3%
Income before income taxes	$10,310	$7,172	$3,138	43.8%
Homes delivered	225	195	30	15.4%
Average sales price	$434,862	$398,962	$35,900	9.0%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2019	2018	Variance	Variance %

Northeast
Homebuilding revenue	$33,000	$63,970	$(30,970)	(48.4)%
Income (loss) before income taxes	$6,004	$(3,741)	$9,745	260.5%
Homes delivered	45	87	(42)	(48.3)%
Average sales price	$567,667	$502,354	$65,313	13.0%

Mid-Atlantic
Homebuilding revenue	$134,277	$175,457	$(41,180)	(23.5)%
Income before income taxes	$386	$8,652	$(8,266)	(95.5)%
Homes delivered	253	341	(88)	(25.8)%
Average sales price	$529,632	$513,393	$16,239	3.2%

Midwest
Homebuilding revenue	$87,858	$83,517	$4,341	5.2%
Loss before income taxes	$(1,443)	$(3,454)	$2,011	58.2%
Homes delivered	290	283	7	2.5%
Average sales price	$302,617	$294,463	$8,154	2.8%

Southeast
Homebuilding revenue	$93,373	$117,569	$(24,196)	(20.6)%
Loss before income taxes	$(7,061)	$(6,947)	$(114)	(1.6)%
Homes delivered	231	290	(59)	(20.3)%
Average sales price	$403,589	$405,682	$(2,093)	(0.5)%

Southwest
Homebuilding revenue	$262,049	$287,452	$(25,403)	(8.8)%
Income before income taxes	$6,672	$15,558	$(8,886)	(57.1)%
Homes delivered	796	850	(54)	(6.4)%
Average sales price	$328,514	$337,838	$(9,324)	(2.8)%

West
Homebuilding revenue	$187,784	$163,148	$24,636	15.1%
Income before income taxes	$22,015	$15,239	$6,776	44.5%
Homes delivered	437	389	48	12.3%
Average sales price	$429,428	$418,454	$10,974	2.6%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 70.2% for the three months ended April 30, 2019 compared to the same period of the prior year. The decrease for the three months ended April 30, 2019 was attributed to a 51.1% decrease in homes delivered and a $20.2 million decrease in land sales and other revenue, partially offset by a 13.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities delivering in the three months ended April 30, 2018 that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment.

Income before income taxes decreased $5.8 million compared to the prior year to $0.1 million for the three months ended April 30, 2019. The decrease was mainly due to the decrease in homebuilding revenues discussed above, while gross margin percentage before interest expense for the period was relatively flat compared to the same period of the prior year.

Homebuilding revenues decreased 48.4% for the six months ended April 30, 2019 compared to the same period of the prior year. The decrease was attributed to a 48.3% decrease in homes delivered and a $12.8 million decrease in land sales and other revenue, partially offset by a 13.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2019 compared to some communities delivering in the six months ended April 30, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in lower-end submarkets of the segment.

Loss before income taxes improved $9.7 million compared to the prior year to income of $6.0 million for the six months ended April 30, 2019. The improvement in the loss was mainly due to a $4.6 million decrease in selling, general and administrative costs, $12.9 million increase in income from unconsolidated joint ventures, and an increase in gross margin percentage before interest expense.

Mid-Atlantic - Homebuilding revenues decreased 22.4% for the three months ended April 30, 2019 compared to the same period in the prior year. The decrease was primarily due to a 31.1% decrease in homes delivered, partially offset by a 12.7% increase in average sales price for the three months ended April 30, 2019 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities delivering in the three months ended April 30, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in mid to higher-end submarkets of the segment. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Income before income taxes decreased $6.3 million compared to the prior year to $0.4 million for the three months ended April 30, 2019, which was primarily due to the decrease in homebuilding revenues discussed above and a decrease in gross margin percentage before interest expense.

Homebuilding revenues decreased 23.5% for the six months ended April 30, 2019 compared to the same period in the prior year. The decrease was primarily due to a 25.8% decrease in homes delivered, partially offset by a 3.2% increase in average sales price for the six months ended April 30, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the six months ended April 30, 2019 compared to some communities delivering in the six months ended April 30, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in mid to higher-end submarkets of the segment. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Income before income taxes decreased $8.3 million compared to the prior year to $0.4 million for the six months ended April 30, 2019, which was primarily due to the decrease in homebuilding revenues discussed above and a decrease in gross margin percentage before interest expense.

Midwest - Homebuilding revenues were flat for the three months ended April 30, 2019 compared to the same period in the prior year. This was primarily due to a 1.4% decrease in homes delivered, offset by a 1.5% increase in average sales price for the three months ended April 30, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended April 30, 2018.

Loss before income taxes improved $0.5 million to a loss of $0.6 million for the three months ended April 30, 2019 compared to the same period in the prior year. The improvement in the loss for the three months ended April 30, 2019 was primarily due to a $0.9 million improvement in loss from unconsolidated joint ventures, while gross margin percentage before interest expense was flat for the period.

Homebuilding revenues increased 5.2% for the six months ended April 30, 2019 compared to the same period in the prior year. The increase was primarily due to a 2.5% increase in homes delivered and a 2.8% increase in average sales price for the six months ended April 30, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment in the six months ended April 30, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes in lower-end submarkets of the segment in the six months ended April 30, 2018.

Loss before income taxes improved $2.0 million compared to the prior year to a loss of $1.4 million for the six months ended April 30, 2019, primarily due to the increase in homebuilding revenue discussed above, $1.2 million improvement in loss from unconsolidated joint ventures, while gross margin percentage before interest expense was flat for the period.

Southeast - Homebuilding revenues decreased 18.9% for the three months ended April 30, 2019 compared to the same period in the prior year. The decrease for the three months ended April 30, 2019 was attributed a 22.2% decrease in homes delivered, partially offset by a 4.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended April 30, 2018.

Loss before income taxes improved $1.2 million to a loss of $4.1 million for the three months ended April 30, 2019, which was primarily due to a $0.8 million decrease in inventory impairment loss and land option write-offs, a $0.5 million decrease in selling, general and administrative costs, and a $1.8 million improvement in loss from unconsolidated joint ventures to income, while gross margin percentage before interest expense was flat compared to the same period of the prior year.

Homebuilding revenues decreased 20.6% for the six months ended April 30, 2019 compared to the same period in the prior year. The decrease for the six months ended April 30, 2019 was attributed a 20.3% decrease in homes delivered, while average sales price was relatively flat with a 0.5% decrease.

Loss before income taxes increased $0.1 million to a loss of $7.0 million for the six months ended April 30, 2019, primarily due to a $0.7 million increase in selling, general and administrative costs, partially offset by a $1.2 million improvement in loss from unconsolidated joint ventures, a $0.7 million decrease in inventory impairment loss and land option write-offs, and a slight increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 9.6% for the three months ended April 30, 2019 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 7.5% decrease in homes delivered and a 2.3% decrease in average sales price for the three months ended April 30, 2019. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities that are no longer delivering that had higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2018.

Income before income taxes decreased $5.8 million to $4.3 million for the three months ended April 30, 2019. The decrease was primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage before interest expense. Partially offsetting the decrease in income before income taxes is a $0.6 million decrease in selling, general and administrative costs and a $1.1 million increase in income from unconsolidated joint ventures.

Homebuilding revenues decreased 8.8% for the six months ended April 30, 2019 compared to the same period in the prior year. The decrease was primarily due to a 6.4% decrease in homes delivered and a 2.8% decrease in average sales price for the six months ended April 30, 2019. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the six months ended April 30, 2019 compared to some communities that are no longer delivering that had higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2018.

Income before income taxes decreased $8.9 million compared to the prior year to $6.7 million for the six months ended April 30, 2019. The decrease was due to the decrease in homebuilding revenues discussed above and a decrease in gross margin percentage before interest expense. Partially offsetting the decrease in income before income taxes is a $1.1 million decrease in selling, general and administrative costs and a $2.9 million increase in income from unconsolidated joint ventures.

West - Homebuilding revenues increased 25.3% for the three months ended April 30, 2019 compared to the same period in the prior year. The increase for the three months ended April 30, 2019 was primarily attributed to a 15.4% increase in homes delivered and a 9.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in mid to higher-end submarkets of the segment in the three months ended April 30, 2019 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the three months ended April 30, 2018.

Income before income taxes increased $3.1 million to $10.3 million for the three months ended April 30, 2019. The increase was primarily due to the increase in homebuilding revenues discussed above, while gross margin percentage before interest expense was flat for the three months ended April 30, 2019 compared to the same period in the prior year.

Homebuilding revenues increased 15.1% for the six months ended April 30, 2019 compared to the same period in the prior year. The increase for the six months ended April 30, 2019 was primarily attributed to a 12.3% increase in homes delivered and a 2.6% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in mid to higher-end submarkets of the segment in the six months ended April 30, 2019 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the six months ended April 30, 2018.

Income before income taxes increased $6.8 million to $22.0 million for the six months ended April 30, 2019. The increase was due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the six months ended April 30, 2019 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2019 and 2018, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 30.0% and 25.3%, respectively, of our total loans. The origination of FHA/VA loans have increased from the first half of fiscal 2018 to the first half of fiscal 2019 and our conforming conventional loan originations as a percentage of our total loans decreased from 69.9% to 65.4% for these periods, respectively. The origination of loans which exceed conforming conventions have decreased from 4.7% for the first half of fiscal 2018 to 4.6% for the first half of fiscal 2019. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2019, financial services provided a $3.6 million and $4.8 million, respectively, of pretax profit compared to $4.3 million and $6.8 million of pretax profit, respectively, for the same periods of fiscal 2018. This decrease in pretax profit is attributed to the decrease in homebuilding deliveries. Further impacting the decrease in pretax profit for the six months ended April 30, 2019 compared to 2018 is the decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans as a result of the competitive financial services market. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.3% and 72.7% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2019 and 2018, respectively, and 69.4% and 70.9% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2019 and 2018, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased slightly to $16.2 million for the three months ended April 30, 2019 compared to $16.1 million for the three months ended April 30, 2018, and decreased to $33.8 million for the six months ended April 30, 2019 compared to $35.3 million for the six months ended April 30, 2018. The slight increase for the three months ended April 30, 2019 compared to 2018 is primarily due to the additional costs incurred pertaining to the Reverse Stock Split in the second quarter of 2019, partially offset by an adjustment to reserves for self-insured medical claims, which were reduced based on claim estimates. The decrease for the six months ended April 30, 2019 compared to 2018 is primarily due to the adjustment to reserves for self-insured medical claims mentioned above, along with decreased legal fees (including litigation) related to financing transactions and higher costs for ongoing litigations involving the company in the first half of the prior year which did not recur in the first half of the current year.

Other Interest

Other interest decreased $3.4 million for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 and decreased $10.3 million for the six months ended April 30, 2019 compared to the six months ended April 30, 2018. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased for the three and six months ended April 30, 2019 compared to the three and six months ended April 30, 2018 primarily because our assets that qualify for interest capitalization increased by more than our debt, therefore the amount of directly expensed interest decreased for the three and six months ended April 30, 2019 compared to the same periods in the prior year.

Loss on Extinguishment of Debt

On February 1, 2018, K. Hovnanian closed certain of the previously announced financing transactions as follows: (i) K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled); and (ii) K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the exchange offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of New 2026 Notes and $90.1 million aggregate principal amount of New 2040 Notes, under a new indenture and as part of the Exchange Offer, the Subsidiary Purchaser, purchased for $26.5 million in cash the Purchased 8.0% Notes. See Note 11 to the Condensed Consolidated Financial Statements. These transactions resulted in a loss on extinguishment of debt of $1.4 million for the three and six months ended April 30, 2018, which is included in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Operations.

Income (loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures increased $5.9 million to $7.3 million for the three months ended April 30, 2019 compared to the same period of the prior year. Loss from unconsolidated joint ventures improved by $20.6 million to income of $16.8 million for the six months ended April 30, 2019 compared to the same period of the prior year. The improvement for both the three and six months is due to our share of income from certain of our joint ventures delivering more homes and increased profits in the current fiscal year as compared to the prior fiscal year when they reported losses primarily due to startup costs or having just begun delivering homes.

Total Taxes

The total income tax expense of $0.3 million and $0.7 million recognized for the three and six months ended April 30, 2019, respectively, and $0.3 million and $0.6 million recognized for the three and six months ended April 30, 2018, respectively, was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 54% of our homebuilding cost of sales for the six months ended April 30, 2019.

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

●	Fluctuations in interest rates and the availability of mortgage financing;
●	Increases in cancellations of agreements of sale;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through unconsolidated joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries.
●	Geopolitical risks, terrorist acts and other acts of war;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Negative publicity.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of April 30, 2019, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2019 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	FV at 4/30/19

Long term debt(1)(2):
Fixed rate	$-	$-	$75,000	$635,000	$-	$808,257	$1,518,257	$1,213,334
Weighted average interest rate	-%	-%	9.50%	8.21%	-%	8.84%	8.61%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2019. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any loans thereunder on such date will convert to secured term loans maturing on December 28, 2022.

(2)	Does not include $190.7 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2019. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2019. The maximum number of shares that may be purchased under the Company’s repurchase program is 22 thousand.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 6.  EXHIBITS

3(a)	Restated Certificate of Incorporation of the Registrant.(2)
3(b)	Amended and Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.(2)
4(b)	Specimen Class B Common Stock Certificate.(2)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

4(f)

Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2. (6)

10(a)	Form of 2019 Long-Term Incentive Program Award Agreement*
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Changes in Equity for the six months ended April 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management compensatory plan or agreement

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2018.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 6, 2019
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer

DATE:	June 6, 2019
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller