Form 10-Q
period 2019-07-31
HOVNANIAN ENTERPRISES INC
filed 2019-09-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JULY 31, 2019

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)

22-1851059 (I.R.S. Employer Identification No.)

90 Matawan Road, 5th Floor, Matawan, NJ 07747 (Address of Principal Executive Offices, Including Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,324,784 shares of Class A Common Stock and 622,780 shares of Class B Common Stock were outstanding as of August 30, 2019.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2019	October 31, 2018
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$83,634	$187,871
Restricted cash and cash equivalents	16,919	12,808
Inventories:
Sold and unsold homes and lots under development	1,106,100	878,876
Land and land options held for future development or sale	69,176	111,368
Consolidated inventory not owned	179,642	87,921
Total inventories	1,354,918	1,078,165
Investments in and advances to unconsolidated joint ventures	134,111	123,694
Receivables, deposits and notes, net	32,536	35,189
Property, plant and equipment, net	20,488	20,285
Prepaid expenses and other assets	43,492	39,150
Total homebuilding	1,686,098	1,497,162

Financial services	109,164	164,880
Total assets	$1,795,262	$1,662,042

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$207,172	$95,557
Accounts payable and other liabilities	324,984	304,899
Customers’ deposits	40,358	30,086
Liabilities from inventory not owned, net of debt issuance costs	138,441	63,387
Revolving and term loan credit facilities, net of debt issuance costs	201,493	201,389
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,284,624	1,273,446
Total homebuilding	2,197,072	1,968,764

Financial services	89,740	143,448
Income taxes payable	1,521	3,334
Total liabilities	2,288,333	2,115,546

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2019 and at October 31, 2018	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 5,792,858 shares at July 31, 2019 and 5,783,858 shares at October 31, 2018	58	58
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 650,449 shares at July 31, 2019 and 649,673 shares at October 31, 2018	6	6
Paid in capital - common stock	710,517	710,349
Accumulated deficit	(1,224,166)	(1,183,856)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at July 31, 2019 and October 31, 2018	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(493,646)	(453,504)
Noncontrolling interest in consolidated joint ventures	575	-
Total equity deficit	(493,071)	(453,504)
Total liabilities and equity	$1,795,262	$1,662,042

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Revenues:
Homebuilding:
Sale of homes	$467,849	$442,859	$1,257,536	$1,312,553
Land sales and other revenues	1,428	844	11,111	26,918
Total homebuilding	469,277	443,703	1,268,647	1,339,471
Financial services	12,764	13,009	34,679	36,951
Total revenues	482,041	456,712	1,303,326	1,376,422

Expenses:
Homebuilding:
Cost of sales, excluding interest	381,939	361,303	1,042,343	1,083,842
Cost of sales interest	19,029	13,424	43,169	45,080
Inventory impairment loss and land option write-offs	1,435	96	3,601	3,183
Total cost of sales	402,403	374,823	1,089,113	1,132,105
Selling, general and administrative	43,559	37,544	130,474	126,319
Total homebuilding expenses	445,962	412,367	1,219,587	1,258,424

Financial services	8,927	8,986	26,079	26,125
Corporate general and administrative	14,959	16,393	48,792	51,672
Other interest	22,377	24,859	67,313	80,078
Other operations	622	495	1,193	1,287
Total expenses	492,847	463,100	1,362,964	1,417,586
Loss on extinguishment of debt	-	(4,266)	-	(5,706)
Income from unconsolidated joint ventures	3,742	10,732	20,556	6,899
(Loss) income before income taxes	(7,064)	78	(39,082)	(39,971)
State and federal income tax provision:
State	537	1,104	1,228	1,687
Federal	-	-	-	-
Total income taxes	537	1,104	1,228	1,687
Net (loss)	$(7,601)	$(1,026)	$(40,310)	$(41,658)

Per share data:
Basic and assuming dilution:
Net (loss) per common share	$(1.27)	$(0.18)	$(6.76)	$(7.03)
Weighted-average number of common shares outstanding	5,971	5,947	5,964	5,935

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

NINE MONTH PERIOD ENDED JULY 31, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares-					Non
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Controlling Interest	Total

Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)

Stock options, amortization and issuances							107				107

Restricted stock amortization, issuances and forfeitures	2,830		922				485				485

Conversion of Class B to Class A common stock	20		(20)								-

Net (loss)								(17,452)			(17,452)

Balance, January 31, 2019	5,316,278	$58	622,906	$6	5,600	$135,299	$710,941	$(1,201,308)	$(115,360)	$-	$(470,364)

Stock options, amortization and issuances							108				108

Restricted Stock, amortization, issuances and forfeitures							468				468

Conversion of Class B to Class A common stock	118		(118)								-

Changes in noncontrolling interest in consolidated joint ventures										566	566

Net (loss)								(15,257)			(15,257)

Balance, April 30, 2019	5,316,396	$58	622,788	$6	5,600	$135,299	$711,517	$(1,216,565)	$(115,360)	$566	$(484,479)

Stock options, amortization and issuances							438				438

Restricted Stock, amortization, issuances and forfeitures	6,024						(1,438)				(1,438)

Conversion of Class B to Class A common stock	8		(8)								-

Changes in noncontrolling interest in consolidated joint ventures										9	9

Net (loss)								(7,601)			(7,601)

Balance, July 31, 2019	5,322,428	$58	622,780	$6	5,600	$135,299	$710,517	$(1,224,166)	$(115,360)	$575	$(493,071)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

NINE MONTH PERIOD ENDED JULY 31, 2018

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, October 31, 2017	5,291,412	$58	612,304	$6	5,600	$135,299	$708,002	$(1,188,376)	$(115,360)	$(460,371)

Stock options, amortization and issuances	960						210			210

Restricted stock amortization, issuances and forfeitures	13,291		6,573				(219)			(219)

Conversion of Class B to Class A common stock	58		(58)							-

Net (loss)								(30,809)		(30,809)

Balance, January 31, 2018	5,305,721	$58	618,819	$6	5,600	$135,299	$707,993	$(1,219,185)	$(115,360)	$(491,189)

Stock options, amortization and issuances							92			92

Restricted stock, amortization, issuances and forfeitures							944			944

Conversion of Class B to Class A common stock										-

Net (loss)								(9,823)		(9,823)

Balance, April 30, 2018	5,305,721	$58	618,819	$6	5,600	$135,299	$709,029	$(1,229,008)	$(115,360)	$(499,976)

Stock options, amortization and issuances	250						867			867

Restricted stock, amortization, issuances and forfeitures	4,537		3,261				(496)			(496)

Conversion of Class B to Class A common stock	11		(11)							-

Net (loss)								(1,026)		(1,026)

Balance, July 31, 2018	5,310,519	$58	622,069	$6	5,600	$135,299	$709,400	$(1,230,034)	$(115,360)	$(500,631)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(40,310)	$(41,658)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	2,942	2,320
Compensation from stock options and awards	197	2,706
Amortization of bond discounts, premiums and deferred financing costs	6,003	5,900
Gain on sale and retirement of property and assets	(19)	(3,620)
Income from unconsolidated joint ventures	(20,556)	(6,899)
Distributions of earnings from unconsolidated joint ventures	16,532	-
Loss on extinguishment of debt	-	5,706
Noncontrolling interest income in consolidated joint venture	(29)	-
Inventory impairment and land option write-offs	3,601	3,183
(Increase) decrease in assets:
Origination of mortgage loans	(698,444)	(716,954)
Sale of mortgage loans	745,285	766,925
Receivables, prepaids, deposits and other assets	(892)	15,546
Inventories	(280,354)	(89,361)
(Decrease) increase in liabilities:
State income tax payable	(1,813)	13
Customers’ deposits	10,272	4,280
Accounts payable, accrued interest and other accrued liabilities	(473)	(44,670)
Net cash used in operating activities	(258,058)	(96,583)
Cash flows from investing activities:
Proceeds from sale of property and assets	23	38,302
Purchase of property, equipment and other fixed assets and acquisitions	(3,138)	(4,211)
Investments in and advances to unconsolidated joint ventures	(13,159)	(24,337)
Distributions of capital from unconsolidated joint ventures	6,766	28,536
Net cash (used in) provided by investing activities	(9,508)	38,290
Cash flows from financing activities:
Proceeds from mortgages and notes	235,645	129,411
Payments related to mortgages and notes	(123,148)	(110,570)
Proceeds from model sale leaseback financing programs	21,276	22,244
Payments for model sale leaseback financing programs	(14,477)	(26,835)
Proceeds from land bank financing programs	87,734	16,957
Payments related to land bank financing programs	(18,740)	(30,577)
Net payments related to mortgage warehouse lines of credit	(46,284)	(49,758)
Proceeds from partner contribution to consolidated joint venture	604	-
Payments related to unsecured revolving credit facility	-	(26,000)
Proceeds from senior unsecured term loan facility	-	202,547
Proceeds from senior secured notes, net of discount	21,348	-
Payments related to senior, senior secured and senior amortizing notes	-	(285,095)
Deferred financing costs from land bank financing programs and note issuances	(4,586)	(7,010)
Net cash provided by (used in) financing activities	159,372	(164,686)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(108,194)	(222,979)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	232,992	493,742
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$124,798	$270,763

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2019	2018
Supplemental disclosure of cash flow:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$82,294	$105,854
Income taxes	$3,042	$1,674

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$83,634	$216,707
Homebuilding: Restricted cash and cash equivalents	16,919	25,345
Financial Services: Cash and cash equivalents, included in Financial services assets	3,847	5,232
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	20,398	23,479
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$124,798	$270,763

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

Reclassifications - Effective October 31, 2018 we early adopted Accounting Standards Update (“ASU”) 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). As a result, restricted cash amounts are no longer shown within the operating and investing activities as these balances are now included in the beginning and ending cash balances in our Condensed Consolidated Statements of Cash Flows. The adoption of ASU 2016-18 also resulted in the reclassification of restricted cash in operating and investing activities of $1.0 million and $23.4 million, respectively, for the nine months ended July 31, 2018. These amounts are now included in the beginning and ending cash balances for the respective periods. See also the reconciliation of cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows.

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

For the nine months ended July 31, 2019, the Company’s total stock-based compensation expense was $0.2 million and for the three and nine months ended July 31, 2018, $0.6 million and $2.7 million, respectively. For the three months ended July 31, 2019, there was stock-based compensation income of $1.0 million (pre and post-tax), as a result of the cancellation of certain market stock units awards based on performance conditions which were not met. Included in the total stock-based compensation expense was the vesting of stock options of $0.4 million and $0.7 million for the three and nine months ended July 31, 2019, respectively, and $0.9 million and $1.1 million for the three and nine months ended July 31, 2018, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2019	2018	2019	2018

Interest capitalized at beginning of period	$79,277	$65,355	$68,117	$71,051
Plus interest incurred (1)	42,104	40,438	122,340	121,617
Less cost of sales interest expensed	19,029	13,424	43,169	45,080
Less other interest expensed (2)(3)	22,377	24,859	67,313	80,078
Less interest contributed to unconsolidated joint venture(4)	1,978	-	1,978	-
Interest capitalized at end of period (5)	$77,997	$67,510	$77,997	$67,510

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $13.7 million and $20.2 million for the three months ended July 31, 2019 and 2018, respectively, and $46.4 million and $59.7 million for the nine months ended July 31, 2019 and 2018, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $8.7 million and $4.6 million for the three months ended July 31, 2019 and 2018, respectively, and $21.0 million and $20.4 million for the nine months ended July 31, 2019 and 2018, respectively.

(3)	Cash paid for interest, net of capitalized interest, is the sum of the other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2019	2018	2019	2018
Other interest expensed	$22,377	$24,859	$67,313	$80,078
Interest paid by our mortgage and finance subsidiaries	673	616	1,876	1,802
Decrease in accrued interest	15,404	20,672	13,105	23,974
Cash paid for interest, net of capitalized interest	$38,454	$46,147	$82,294	$105,854

(4)

Represents capitalized interest which was included as part of the assets contributed to a joint venture the company entered into in June 2019. There was no impact to the Condensed Consolidated Statement of Operations as a result of this transaction.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2019, our discount rate used for the impairments recorded ranged from 18.0% to 18.3%. For the nine months ended July 31, 2018, our discount rate used for the impairments recorded ranged from 16.8% to 19.8%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2019 and 2018, we evaluated inventories of all 398 and 405 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed detailed impairment calculations during the nine months ended July 31, 2019 and 2018 for seven and five of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $52.8 million and $11.2 million, respectively. As a result of our impairment analysis, we recorded an impairment loss of $0.1 million in one community (which had a pre-impairment value of $1.2 million) for the three months ended July 31, 2019, and aggregate impairment losses of $1.1 million in four communities (which had aggregate pre-impairment values of $11.4 million) for the nine months ended July 31, 2019. For the nine months ended July 31, 2018, we recorded aggregate impairment losses of $2.1 million in all five communities (which had an aggregate pre-impairment value of $11.2 million). We did not record impairment losses for the three months ended July 31, 2018. These impairment losses are included in the Condensed Consolidated Statements of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairment. Of those communities tested for impairment during the nine months ended July 31, 2019, three communities with an aggregate carrying value of $41.3 million had undiscounted future cash flows that exceeded the carrying amount by less than 20%. During the nine months ended July 31, 2018, none of the five communities tested for impairment had undiscounted future cash flows that exceeded the carrying amount by less than 20%.

The Condensed Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.3 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively, and $2.5 million and $1.1 million for the nine months ended July 31, 2019 and 2018, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2019 and 2018 were 1,852 and 76, respectively, and 4,022 and 1,417 during the nine months ended July 31, 2019 and 2018, respectively.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2019, we did not mothball any additional communities, but sold two previously mothballed communities and re-activated two previously mothballed communities. As of July 31, 2019 and October 31, 2018, the net book value associated with our 14 and 18 total mothballed communities was $14.2 million and $24.5 million, respectively, which was net of impairment charges recorded in prior periods of $146.9 million and $186.1 million, respectively.

From time to time we enter into option agreements that include specific performance requirements whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2019 and October 31, 2018, we had no specific performance options.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2019 and October 31, 2018, inventory of $55.8 million and $50.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $50.7 million and $43.9 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2019 and October 31, 2018, inventory of $123.8 million and $37.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $87.7 million and $19.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2019 and October 31, 2018, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2019, we had total cash and letters of credit deposits amounting to $71.6 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended July 31, 2019 and 2018, we received $1.2 million and $1.3 million, respectively, and for the nine months ended July 31, 2019 and 2018, we received $3.4 million and $3.3 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as a reduction to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2019	2018	2019	2018

Balance, beginning of period	$92,849	$115,775	$95,064	$127,702

Additions - Selling, general and administrative	2,332	2,346	6,449	6,684
Additions - Cost of sales	1,481	3,386	4,817	13,285
Charges incurred during the period	(3,657)	(3,765)	(13,768)	(29,929)
Changes to pre-existing reserves	900	(2,314)	1,343	(2,314)
Balance, end of period	$93,905	$115,428	$93,905	$115,428

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during the first nine months of fiscal 2018 represented a payment for construction defect reserves related to the settlement of a litigation matter.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, for prior year deliveries were less than $0.1 million for the three months ended July 31, 2019 and 2018, and $0.1 million for the nine months ended July 31, 2019 and 2018.

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

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for January 13, 2020. The previously ordered Court mediation sessions have been adjourned and have not been re-scheduled at this time. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer’s Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2019 and October 31, 2018, $91.8 million and $199.6 million, respectively, of the Cash and cash equivalents and Restricted cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $16.9 million and $12.8 million as of July 31, 2019 and October 31, 2018, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 11.

Financial services restricted cash and cash equivalents, which are included in “Financial services” assets on the Condensed Consolidated Balance Sheets, totaled $20.4 million and $25.4 million as of July 31, 2019 and October 31, 2018, respectively. Included in these balances were (1) financial services customers’ deposits of $18.1 million at July 31, 2019 and $23.4 million as of October 31, 2018 which are subject to restrictions on our use, and (2) $2.3 million at July 31, 2019 and $2.0 million at October 31, 2018, respectively, of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.”

At July 31, 2019 and October 31, 2018, $68.7 million and $115.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” liability balances on the Condensed Consolidated Balance Sheets. As of July 31, 2019 and 2018, we had reserves specifically for 21 and 45 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2019 and 2018 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2019	2018	2019	2018

Loan origination reserves, beginning of period	$1,269	$3,271	$2,563	$3,158
Provisions for losses during the period	61	39	139	107
Adjustments to pre-existing provisions for losses from changes in estimates	-	-	(22)	45
Payments/settlements	-	-	(1,350)	-
Loan origination reserves, end of period	$1,330	$3,310	$1,330	$3,310

10.	Mortgages

We have nonrecourse mortgage loans for certain communities totaling $207.2 million and $95.6 million (net of debt issuance costs) at July 31, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $409.3 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 6.1% at July 31, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.22% at July 31, 2019, plus the applicable margin of 2.5% or 2.625% based upon type of loan. As of July 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.0 million and $40.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 14, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.25% to 5% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $25.9 million and $40.2 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”), which was amended on June 20, 2019 and is a short-term borrowing facility that provides up to $50.0 million through its maturity on June 17, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of .25%, plus the applicable margin of 2.0% or 3.25% based upon the type of loan. As of July 31, 2019 and October 31, 2018, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $16.0 million and $32.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2019, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

11.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2019 and October 31, 2018, were as follows:

(In thousands)	July 31, 2019(1)(2)	October 31, 2018(1)(2)
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$74,719	$74,561
2.0% Senior Secured Notes due November 1, 2021 (net of discount)	53,121	53,094
5.0% Senior Secured Notes due November 1, 2021 (net of discount)	137,028	135,571
10.0% Senior Secured Notes due July 15, 2022	436,369	435,461
10.5% Senior Secured Notes due July 15, 2024 (net of discount)	416,736	394,736
Total Senior Secured Notes, net of debt issuance costs	$1,117,973	$1,093,423
Senior Notes:
8.0% Senior Notes due November 1, 2019 (3)	$-	$-
13.5% Senior Notes due February 1, 2026 (including premium)	100,442	101,162
5.0% Senior Notes due February 1, 2040 (net of discount)	43,718	43,264
Total Senior Notes, net of debt issuance costs	$144,160	$144,426
Senior Unsecured Term Loan Credit Facility due February 1, 2027, net of debt issuance costs	$201,493	$201,389
Senior Secured Revolving Credit Facility (4)	$-	$-

(1) “Notes payable” on our Condensed Consolidated Balance Sheets as of July 31, 2019 and October 31, 2018 consists of the total senior secured and senior notes shown above, as well as accrued interest of $22.5 million and $35.6 million, respectively.

(2) Unamortized debt issuance costs at July 31, 2019 and October 31, 2018 were $12.3 million and $14.1 million, respectively.

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

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of July 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2019

On January 15, 2019, pursuant to the Commitment Letter (defined below) the Company issued $25.0 million in aggregate principal amount of the Additional 10.5% 2024 Notes (defined below) to the GSO Entities (defined below) at a discount for a purchase price of $21.3 million in cash. The Additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes. The Additional 10.5% 2024 Notes and the guarantees are secured by pari passu liens with the 10.5% 2024 Notes on substantially all of the assets of K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions.  See “—Secured Obligations” below.

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

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and the Notes Guarantors, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Notes, and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of the 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”) to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors, pursuant to which the GSO Entities committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then outstanding secured term loans and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities committed to purchase, and K. Hovnanian agreed to issue and sell, on January 15, 2019, $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”), upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million for the nine months ended July 31, 2018. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for the three months ended July 31, 2018. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Secured Credit Facility. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any outstanding Secured Revolving Loans on such date shall convert to secured term loans maturing on December 28, 2022. The Secured Revolving Loans and the guarantees thereof are secured (subject to perfection timing requirements under the terms of the Secured Credit Facility) by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions, on a first lien basis relative to the liens securing K. Hovnanian’s 10.0% 2022 Notes and 10.5% 2024 Notes and Additional 10.5% 2024 Notes pursuant to an intercreditor agreement. The collateral securing the Secured Revolving Loans are the same as that securing the 10.0% 2022 Notes and the 10.5% 2024 Notes and Additional 10.5% 2024 Notes. The Secured Revolving Loans bear interest at a rate equal to 10.0% per annum, and interest will be payable in arrears, on the last business day of each fiscal quarter.

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “New 2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “New 2040 Notes” and together with the New 2026 Notes, the “New Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The New Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except the Subsidiary Purchaser, which does not guarantee the New Notes. The New 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The New 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the New Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt, and resulted in a loss on extinguishment of debt of $0.9 million for the nine months ended July 31, 2018. The New Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the New Notes.

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

All of K. Hovnanian’s obligations under the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes are guaranteed by the Notes Guarantors. In addition to pledges of the equity interests in K. Hovnanian and the subsidiary Notes Guarantors which secure the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes, the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes and the guarantees thereof are also secured in accordance with the terms of the indenture governing such Notes and security documents related thereto by pari passu liens on substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, in each case, subject to permitted liens and certain exceptions (the collateral securing the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes is the same as that which secures the Secured Revolving Loans. The liens securing the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes rank junior to the liens securing the Secured Revolving Loans and any future secured obligations that are senior in priority with respect to the assets securing the 10.0% 2022 Notes, the 10.5% 2024 Notes and the Additional 10.5% 2024 Notes.

At July 31, 2019, the aggregate book value of the real property that constituted collateral securing the 10.0% 2022 Notes, 10.5% 2024 Notes and the Additional 10.5% 2024 Notes was $386.7 million, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised. Cash and cash equivalents collateral that secured the 10.0% 2022 Notes, 10.5% 2024 Notes and the Additional 10.5% 2024 Notes was $63.1 million as of July 31, 2019, which included $16.5 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries.

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

The 9.5% 2020 Notes and the 2021 Notes are guaranteed by the Notes Guarantors and the members of the JV Holdings Secured Group. The guarantees of the JV Holdings Secured Group with respect to the 2021 Notes and the 9.50% 2020 Notes are secured, subject to permitted liens and certain exceptions, by a first-priority lien on substantially all of the assets of the members of the JV Holdings Secured Group. As of July 31, 2019, the collateral securing the guarantees included (1) $30.7 million of cash and cash equivalents (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $161.0 million aggregate book value of real property of the JV Holdings Secured Group, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests owned by guarantors that are members of the JV Holdings Secured Group. Members of the JV Holdings Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $182.3 million as of July 31, 2019; this equity is not pledged to secure, and is not collateral for, the 9.50% 2020 Notes or the 2021 Notes. Members of the JV Holdings Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior secured notes and senior notes and Credit Facilities, and thus have not guaranteed such indebtedness.

Other

We have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $15.9 million and $12.5 million letters of credit outstanding at July 31, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $16.5 million and $12.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.2 million and 0.3 million for the three and nine months ended July 31, 2019, respectively, and 0.1 million for both the three and nine months ended July 31, 2018, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period. Also, for the nine months ended July 31, 2018, 44 thousand shares of common stock issuable upon the exchange of our senior exchangeable notes (which were issued in fiscal 2012 and matured and were fully paid in December 2017) were excluded from the computation of diluted earnings per share because the Company had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million for both the three and nine months ended July 31, 2019, respectively, and 0.3 million and 0.2 million for the three and nine months ended July 31, 2018, respectively, because to do so would have been anti-dilutive for the periods presented.

13.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2019 and 2018, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2019. As of July 31, 2019, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

15.	Income Taxes

The total income tax expense for the three and nine months ended July 31, 2019 was $0.5 million and $1.2 million, respectively, and $1.1 million and $1.7 million, respectively, for the same periods of the prior year. For both the three and nine months ended July 31, 2019 and the three and nine months ended July 31, 2018, the total income tax expense was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

Our federal net operating losses of $1.6 billion expire between 2028 and 2037, and $23.5 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $145.3 million expire between 2019 through 2023; $691.2 million expire between 2024 through 2028; $1.3 billion expire between 2029 through 2033; $316.1 million expire between 2034 through 2038; and $43.2 million have an indefinite carryforward period.

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

As of July 31, 2019, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $644.6 million as of July 31, 2019, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of fiscal 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year pre-tax loss position as of July 31, 2017. We are still in a cumulative three-year loss position as of July 31, 2019. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017 and second and third quarters of fiscal 2018, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.	Recent financial results of $48.1 million pre-tax income in the fourth quarter of fiscal 2018 and $8.1 million pre-tax income for the year ended October 31, 2018. (Positive Objective Evidence)

4.

Our net contracts per community and our absolute net contracts increased in the third quarter of fiscal 2019 compared to the third quarter of 2018. This is a reversal of the negative trend we had seen in the second quarter of 2019. (Positive Objective Evidence)

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

Financial Services

Homebuilding segment operations primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Financial Services segment operations include mortgage banking and title services provided to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2019	2018	2019	2018

Revenues:
Northeast	$20,696	$26,705	$53,696	$90,675
Mid-Atlantic	86,948	79,712	221,225	255,169
Midwest	47,858	45,659	135,716	129,176
Southeast	50,233	47,498	143,606	165,067
Southwest	152,831	157,514	414,880	444,966
West	110,274	86,105	298,058	249,253
Total homebuilding	468,840	443,193	1,267,181	1,334,306
Financial services	12,764	13,009	34,679	36,951
Corporate and unallocated (1)	437	510	1,466	5,165
Total revenues	$482,041	$456,712	$1,303,326	$1,376,422

(Loss) income before income taxes:
Northeast	$283	$8,995	$6,287	$5,254
Mid-Atlantic	5,111	3,401	5,497	12,053
Midwest	191	66	(1,252)	(3,388)
Southeast	(2,198)	(4,752)	(9,259)	(11,699)
Southwest	8,598	12,461	15,270	28,019
West	6,584	14,442	28,599	29,681
Homebuilding income before income taxes	18,569	34,613	45,142	59,920
Financial services	3,837	4,023	8,600	10,826
Corporate and unallocated (1)	(29,470)	(38,558)	(92,824)	(110,717)
(Loss) income before income taxes	$(7,064)	$78	$(39,082)	$(39,971)

(1)  Corporate and unallocated for the three months ended July 31, 2019 included corporate general and administrative costs of $15.0 million, interest expense of $14.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(0.3) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2019 included corporate general and administrative costs of $48.8 million, interest expense of $45.4 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $(1.4) million of other income and expenses. Corporate and unallocated for the three months ended July 31, 2018 included corporate general and administrative costs of $16.4 million, interest expense of $20.2 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $4.3 million and $(2.3) million of other income and expenses primarily related to an adjustment to our insurance reserves, resulting from a legal settlement. Corporate and unallocated for the nine months ended July 31, 2018 included corporate general and administrative costs of $51.7 million, interest expense of $59.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $5.7 million and $(6.4) million of other income and expenses primarily related to interest income and gain on sale of our corporate headquarters building.

(In thousands)	July 31, 2019	October 31, 2018

Assets:
Northeast	$189,299	$152,607
Mid-Atlantic	261,728	217,807
Midwest	121,664	85,398
Southeast	296,046	246,497
Southwest	391,536	320,452
West	299,037	244,886
Total homebuilding	1,559,310	1,267,647
Financial services	109,164	164,880
Corporate and unallocated	126,788	229,515
Total assets	$1,795,262	$1,662,042

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

(Dollars in thousands)	July 31, 2019
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$93,959	$2,139	$96,098
Inventories	450,628	8,791	459,419
Other assets	25,711	-	25,711
Total assets	$570,298	$10,930	$581,228

Liabilities and equity:
Accounts payable and accrued liabilities	$79,941	$862	$80,803
Notes payable	209,653	-	209,653
Total liabilities	289,594	862	290,456
Equity of:
Hovnanian Enterprises, Inc.	125,346	4,876	130,222
Others	155,358	5,192	160,550
Total equity	280,704	10,068	290,772
Total liabilities and equity	$570,298	$10,930	$581,228
Debt to capitalization ratio	43%	0%	42%

(Dollars in thousands)	October 31, 2018
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$50,010	$2,275	$52,285
Inventories	506,650	8,004	514,654
Other assets	35,105	-	35,105
Total assets	$591,765	$10,279	$602,044

Liabilities and equity:
Accounts payable and accrued liabilities	$79,108	$746	$79,854
Notes payable	236,665	-	236,665
Total liabilities	315,773	746	316,519
Equity of:
Hovnanian Enterprises, Inc.	114,950	4,369	119,319
Others	161,042	5,164	166,206
Total equity	275,992	9,533	285,525
Total liabilities and equity	$591,765	$10,279	$602,044
Debt to capitalization ratio	46%	0%	45%

As of July 31, 2019 and October 31, 2018, we had advances and a note receivable outstanding of $3.9 million and $4.6 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $134.1 million and $123.7 million at July 31, 2019 and October 31, 2018, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the nine months ended July 31, 2019, we recorded a $0.9 million write down in our investment in one of our joint ventures in the West. During the nine months ended July 31, 2018, we did not write-down any of our joint venture investments; however, one of our joint ventures in the Northeast recorded an asset impairment. We recorded our proportionate share of this impairment charge of $0.7 million as part of our share of the net loss of the venture.

	For the Three Months Ended July 31, 2019
(In thousands)	Homebuilding	Land Development	Total

Revenues	$121,156	$1,383	$122,539
Cost of sales and expenses	(112,749)	(846)	(113,595)
Joint venture net income	$8,407	$537	$8,944
Our share of net income	$3,578	$268	$3,846

	For the Three Months Ended July 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$194,539	$1,367	$195,906
Cost of sales and expenses	(173,073)	(1,057)	(174,130)
Joint venture net income	$21,466	$310	$21,776
Our share of net income	$10,705	$155	$10,860

	For the Nine Months Ended July 31, 2019
(In thousands)	Homebuilding	Land Development	Total

Revenues	$342,669	$4,979	$347,648
Cost of sales and expenses	(320,080)	(3,963)	(324,043)
Joint venture net income	$22,589	$1,016	$23,605
Our share of net income	$20,202	$508	$20,710

	For the Nine Months Ended July 31, 2018
(In thousands)	Homebuilding	Land Development	Total

Revenues	$350,035	$4,985	$355,020
Cost of sales and expenses	(347,439)	(4,338)	(351,777)
Joint venture net income	$2,596	647	$3,243
Our share of net income	$6,802	$323	$7,125

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. For the nine months ended July 31, 2019, the difference can also be attributed to a return of capital from a joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain joint ventures, we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $4.1 million and $7.2 million for the three months ended July 31, 2019 and 2018, respectively, and $11.9 million and $12.1 million for the nine months ended July 31, 2019 and 2018, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our joint ventures, obtaining financing was challenging, therefore, some of our joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our joint ventures is currently 42%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2019	Fair Value at October 31, 2018

Mortgage loans held for sale (1)	Level 2	$83,846	$130,709
Interest rate lock commitments	Level 2	42	(28)
Forward contracts	Level 2	(36)	13
Total		$83,852	$130,694

(1)  The aggregate unpaid principal balance was $81.4 million and $127.6 million at July 31, 2019 and October 31, 2018, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $602.5 million at July 31, 2019. Loans in process for which interest rates were committed to the borrowers totaled $51.6 million as of July 31, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2019, the segment had open commitments amounting to $18.0 million to sell MBS with varying settlement dates through August 21, 2019.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2019
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(477)	$25	$(57)

	Three Months Ended July 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$(315)	$53	$(41)

	Nine Months Ended July 31, 2019
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,465	$42	$(36)

	Nine Months Ended July 31, 2018
(In thousands)	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$2,226	$(17)	$83

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2019 and 2018. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Nonfinancial Assets

		Three Months Ended
		July 31, 2019
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$1,218	$(118)	$1,100
Land and land options held for future development or sale	Level 3	$-	$-	$-

Three Months Ended
July 31, 2018
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-
Land and land options held for future development or sale	Level 3	$-	$-	$-

		Nine Months Ended
		July 31, 2019
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$5,124	$(1,085)	$4,039
Land and land options held for future development or sale	Level 3	$6,302	$(43)	$6,259

		Nine Months Ended
		July 31, 2018
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,170	$(2,117)	$9,053
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.1 million and $1.1 million for the three and nine months ended July 31, 2019, and $2.1 million for the nine months ended July 31, 2018. We did not record any inventory impairments for the three months ended July 31, 2018. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of July 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$73,500	$73,500
2.0% Senior Secured Notes due November 1, 2021	-	-	47,351	47,351
5.0% Senior Secured Notes due November 1, 2021	-	135,558	-	135,558
10.0% Senior Secured Notes due July 15, 2022	-	376,200	-	376,200
10.5% Senior Secured Notes due July 15, 2024	-	340,523	-	340,523
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	81,114	81,114
5.0% Senior Notes due February 1, 2040	-	-	32,669	32,669
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	103,442	103,442
Total fair value	$-	$852,281	$338,076	$1,190,357

Fair Value as of October 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$74,250	$74,250
2.0% Senior Secured Notes due November 1, 2021	-	-	40,434	40,434
5.0% Senior Secured Notes due November 1, 2021	-	124,781	-	124,781
10.0% Senior Secured Notes due July 15, 2022	-	424,670	-	424,670
10.5% Senior Secured Notes due July 15, 2024	-	366,720	-	366,720
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	88,148	-	88,148
5.0% Senior Notes due February 1, 2040	-	35,628	-	35,628
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	114,328	114,328
Total fair value	$-	$1,039,947	$229,012	$1,268,959

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of July 31, 2019 and October 31, 2018.

20.	Transactions with Related Parties

During the three months ended July 31, 2019 and 2018, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.1 million and $0.2 million, respectively. During the nine months ended July 31, 2019 and 2018, the services provided by such engineering firm to the Company totaled $0.6 million and $0.5 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Overview

Our community count decreased 6.1% sequentially during the third quarter of fiscal 2019, from 147 communities at April 30, 2019 to 138 at July 31, 2019, and increased 12.2% from 123 communities at July 31, 2018. The sequential decrease occurred as our sales pace was faster than expected during the third quarter of fiscal 2019, and as a result, we sold out of more communities than expected during the third quarter of fiscal 2019. Our total number of lots controlled increased in the third quarter of fiscal 2019, as compared to the same period of the prior year, which is the seventh consecutive quarter for which we have experienced a year-over-year quarterly increase. We believe continued growth in lots controlled should lead to further community count growth. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). We believe we have the capital needed to implement our investment strategy to grow our business and given the mix of land that we control and the land investment we anticipate, we currently believe that our community count will continue to grow in the fourth quarter of fiscal 2019. Ultimately, community count growth, absent adverse market factors, should lead to delivery and revenue growth in the future.

Our cash position during the first three quarters of fiscal 2019 allowed us to spend $400.0 million on land purchases and land development during the period, and still have total liquidity of $225.1 million, including $83.6 million of homebuilding cash and cash equivalents as of July 31, 2019. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices, sales pace and construction costs and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability; however, we remain cautious and are carefully evaluating market conditions when pursuing new land acquisitions. For example, among other market conditions, we are carefully monitoring the potential impact of the current trade and tariff negotiations and the related market volatility on our business and results of operations. Although the tariffs recently imposed on products from China and elsewhere have not had a material impact on our financial results to date, future tariffs or the threat thereof may have a more significant impact on our business and on our customers’ budgets.

Additional results for the three and nine months ended July 31, 2019 were as follows:

● For the three and nine months ended July 31, 2019, sale of homes revenues increased 5.6% and decreased 4.2%, respectively, as compared to the same periods of the prior year, as a result of a 3.8% increase and 4.3% decrease in deliveries, respectively. The quarterly increase was the first year over year increase in revenues and deliveries since the fourth quarter of 2016.

● Gross margin percentage decreased from 15.4% and 14.6% for the three and nine months ended July 31, 2018, respectively, to 14.0% for both the three and nine months ended July 31, 2019. Gross margin percentage, before cost of sales interest expense and land charges, was flat at 18.4% for the three months ended July 31, 2019 and 2018 and decreased from 18.0% for the nine months ended July 31, 2018 to 17.7% for the nine months ended July 31, 2019, respectively.

● Selling, general and administrative costs (including corporate general and administrative expenses) increased $4.6 million for the three months ended July 31, 2019 and $1.3 million for the nine months ended July 31, 2019, respectively, as compared to the same periods of the prior year. As a percentage of total revenue, such costs increased from 11.8% for the three months ended July 31, 2018 to 12.1% for the three months ended July 31, 2019 and increased from 12.9% for the nine months ended July 31, 2018 to 13.8% for the nine months ended July 31, 2019.

● Active selling communities increased 12.2% over last year’s third quarter. Net contracts increased 22.6% and 8.9% for the three and nine months ended July 31, 2019, respectively, compared to the same periods of the prior year.

● Net contracts per average active selling community increased to 11.0 for the three months ended July 31, 2019 compared to 10.0 in the same period of the prior year, and increased to 29.4 for the nine months ended July 31, 2019 compared to 27.9 in the same period of the prior year.

● Contract backlog increased from 2,287 homes at July 31, 2018 to 2,555 homes at July 31, 2019, with a dollar value of $1.1 billion, representing a 11.4% increase in dollar value compared to the prior year.

When comparing sequentially from the second quarter of fiscal 2019 to the third quarter of fiscal 2019, our gross margin percentage increased from 13.3% to 14.0% primarily due to a decrease in incentives on spec homes that were sold and delivered during the quarter, partially offset by an increase in cost of sales interest per home. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.9% to 18.4% primarily due to the decreased incentives during the quarter. Selling, general and administrative costs (including corporate general and administrative expenses) decreased slightly from $60.3 million in the second quarter of fiscal 2019 to $58.5 million in the third quarter of fiscal 2019, primarily due to a decrease in stock compensation expense of $1.6 million as a result of the reversal of previously recognized expense of certain performance based market stock units awards for which the performance metrics are no longer expected to be satisfied. As a percentage of total revenues, these costs decreased from 13.7% in the second quarter of fiscal 2019 to 12.1% in the third quarter of fiscal 2019 due to the increase in revenues. Improving the efficiency of our selling, general and administrative expenses continues to be a significant area of focus.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at July 31, 2019 decreased $104.2 million from October 31, 2018. We spent $400.0 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $258.1 million of cash from operations. However, as of July 31, 2019, we had $125.0 million of borrowing capacity under our Secured Credit Facility (defined below), and therefore, our total liquidity at July 31, 2019 was $225.1 million, which is within our target liquidity range of $170.0 to $245.0 million. During the first three quarters of fiscal 2019, we used $9.5 million of cash for investing activities, primarily for investments in joint ventures, partially offset by distributions from joint ventures. Cash provided by financing activities was $159.4 million during the first three quarters of fiscal 2019, which included proceeds of $21.3 million from a debt issuance, $75.8 million from land banking and model sale leaseback programs and $112.5 million of net proceeds from nonrecourse mortgages, partially offset by a $46.3 million reduction in mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2019 and 2018 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with our Secured Credit Facility will be sufficient through fiscal 2019 to finance our working capital requirements.

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

Debt Transactions

As of July 31, 2019, we had $1,135.0 million of outstanding senior secured notes ($1,118.0 million, net of discount and debt issuance costs), comprised of $53.2 million 2.0% 2021 Notes (defined below), $141.8 million 5.0% 2021 Notes (defined below), $75.0 million 9.5% 2020 Notes (defined below), $440.0 million 10.0% Senior Secured Notes due 2022 and $425.0 million 10.5% Senior Secured Notes due 2024. As of July 31, 2019, we also had $180.7 million of outstanding senior notes ($144.2 million net of discount, premium and debt issuance costs), comprised of $90.1 million 5.0% Senior Notes due 2040 and $90.6 million 13.5% Senior Notes due 2026 ($26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI and therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI). In addition, as of July 31, 2019, there were $202.5 million ($201.5 million net of debt issuance costs) of borrowings under our senior unsecured term loan facility (“Term Loan Facility”). As of July 31, 2019, we did not have any borrowings outstanding under our $125.0 million secured revolving credit facility (the “Secured Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and certain of our title insurance subsidiaries, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2019 (collectively, the “Notes Guarantors”). In addition to the Notes Guarantors, the 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”), the 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) and the 9.50% Senior Secured Notes due 2020 (the “9.50% 2020 Notes” and collectively with the 2021 Notes, the “JV Holdings Secured Group Notes”) are guaranteed by K. Hovnanian JV Holdings, L.L.C. and its subsidiaries, except for certain joint ventures and joint venture holding companies (collectively, the “JV Holdings Secured Group”). Members of the JV Holdings Secured Group do not guarantee K. Hovnanian's other indebtedness.

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than nonrecourse indebtedness, certain permitted indebtedness and refinancing indebtedness (under the 9.50% 2020 Notes, any new or refinancing indebtedness may not be scheduled to mature earlier than January 15, 2021 (so long as no member of the JV Holdings Secured Group is an obligor thereon), or February 15, 2021 (if otherwise), and under the 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”), any refinancing indebtedness of K. Hovnanian's previously outstanding 7.0% Senior Notes due 2019 (the “7.0% Notes”) (which includes the Term Loans (as defined below)) and 8.0% Senior Notes due 2019 (the “8.0% Notes” and together with the 7.0% Notes, the “2019 Notes”) (which includes the New Notes (as defined below) and the Term Loans) may not be scheduled to mature earlier than July 16, 2024 (such restrictive covenant in respect of the 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes”) was eliminated as described below under “—Fiscal 2018”)), pay dividends and make distributions on common and preferred stock, repurchase subordinated indebtedness and common and preferred stock, make other restricted payments, including investments, sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates and make cash repayments of the 2019 Notes and refinancing indebtedness in respect thereof (with respect to the 10.0% 2022 Notes). The Debt Instruments also contain events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Facility (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of July 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

In addition to the Secured Credit Facility, we have certain stand–alone cash collateralized letter of credit agreements and facilities under which there was a total of $15.9 million and $12.5 million letters of credit outstanding at July 31, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $16.5 million and $12.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of the Term Loan Facility, the Secured Credit Facility and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $207.2 million and $95.6 million (net of debt issuance costs) at July 31, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $409.3 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 6.1% at July 31, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2019 and October 31, 2018, we had an aggregate of $66.9 million and $113.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $185.1 million during the nine months ended July 31, 2019 from October 31, 2018. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $32.9 million, in the Mid-Atlantic by $40.3 million, in the Midwest by $15.6 million, in the Southeast by $15.8 million, in the Southwest by $51.7 million and in the West by $28.8 million. The increases were primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the nine months ended July 31, 2019, we had impairments in the amount of $1.1 million. We wrote-off costs in the amount of $2.5 million during the nine months ended July 31, 2019 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at July 31, 2019 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $91.7 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheets in accordance with US GAAP. The increase from October 31, 2018 to July 31, 2019 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2019, inventory of $123.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $87.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2019, inventory of $55.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $50.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. From time to time, we enter into option agreements that include specific performance requirements, whereby we are required to purchase a minimum number of lots. Because of our obligation to purchase these lots, for accounting purposes in accordance with ASC 360-20-40-38, we are required to record this inventory on our Condensed Consolidated Balance Sheets. As of July 31, 2019, we had no specific performance options.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option (other than with respect to specific performance options discussed above). As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2019, we had mothballed land in 14 communities. The book value associated with these communities at July 31, 2019 was $14.2 million, which was net of impairment charges recorded in prior periods of $146.9 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2019, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $1.2 million and $6.4 million, respectively, of our total inventories at July 31, 2019 and October 31, 2018, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2019:

Northeast	5	611	3,373	3,984
Mid-Atlantic	20	2,216	2,911	5,127
Midwest	17	1,797	2,180	3,977
Southeast	16	2,912	1,921	4,833
Southwest	56	4,866	1,925	6,791
West	24	2,840	2,541	5,381

Consolidated total	138	15,242	14,851	30,093

Unconsolidated joint ventures(2)	22	4,458	-	4,458

Owned		8,419	3,509	11,928
Optioned		6,551	11,342	17,893

Controlled lots		14,970	14,851	29,821

Construction to permanent financing lots		272	-	272

Consolidated total		15,242	14,851	30,093

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

	July 31, 2019			October 31, 2018
	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	41	13	54	24	5	29
Mid-Atlantic	75	10	85	38	19	57
Midwest	36	9	45	19	10	29
Southeast	102	12	114	62	11	73
Southwest	332	9	341	335	14	349
West	149	29	178	93	12	105
Total	735	82	817	571	71	642
Started or completed unsold homes and models per active selling communities (1)	5.3	0.6	5.9	4.6	0.6	5.2

The increase in unsold homes per active selling community at July 31, 2019 as compared to October 31, 2018 is primarily the result of having a lower than expected community count at July 31, 2019, along with having more spec homes available for delivery in the fourth quarter of fiscal 2019.

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 138 and 123 at July 31, 2019 and October 31, 2018, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents increased $4.1 million from October 31, 2018 to $16.9 million at July 31, 2019. The increase was primarily due to cash collateral for new letters of credit issued during the period.

Investments in and advances to unconsolidated joint ventures increased $10.4 million to $134.1 million at July 31, 2019 compared to October 31, 2018. The increase was primarily due to the income from two of our joint ventures in the first three quarters of fiscal 2019, along with new capital contributions for existing joint ventures during the period and a new joint venture during the third quarter of fiscal 2019. As of July 31, 2019 and October 31, 2018, we had investments in 10 homebuilding joint ventures and one land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

 Receivables, deposits and notes, net decreased $2.7 million from October 31, 2018 to $32.5 million at July 31, 2019. The decrease was primarily due to the return of a municipal receivable during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2019	2018	Change

Prepaid insurance	$3,456	$2,514	$942
Prepaid project costs	32,323	28,667	3,656
Other prepaids	7,204	7,505	(301)
Other assets	509	464	45
Total	$43,492	$39,150	$4,342

 Prepaid insurance increased during the nine months ended July 31, 2019 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are generally spent at the beginning of a community’s life and expensed as homes are delivered. Prepaid project costs have increased as our community count increased during the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $82.2 million and $129.0 million at July 31, 2019 and October 31, 2018, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2018 is related to a decrease in the volume of loans originated during the third quarter of 2019 compared to the fourth quarter of 2018, primarily due to the decrease in deliveries. Also contributing to the decrease in financial services other assets was a decrease in restricted cash due to the timing of home closings at the end of the fourth quarter of fiscal 2018 compared to the end of the third quarter of fiscal 2019.

Nonrecourse mortgages secured by inventory increased to $207.2 million at July 31, 2019 from $95.6 million at October 31, 2018. The increase was primarily due to a new mortgage on several communities that are part of a consolidated joint venture entered into in the second quarter of fiscal 2019, along with new mortgages for other communities in most of our segments obtained during the nine months ended July 31, 2019, as well as additional loan borrowings on existing mortgages, partially offset by the payment of existing mortgages during the period.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2019	2018	Change

Accounts payable	$159,301	$127,795	$31,506
Reserves	96,780	99,229	(2,449)
Accrued expenses	12,714	14,884	(2,170)
Accrued compensation	42,756	53,200	(10,444)
Other liabilities	13,433	9,791	3,642
Total	$324,984	$304,899	$20,085

The increase in accounts payable was primarily due to increased construction spending on homes expected to be delivered in the fourth quarter of fiscal 2019. Reserves decreased during the period as payments for construction defect claims exceeded new accruals. Accrued expenses decreased primarily due to the timing of property tax payments. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2018 bonuses during the first quarter of fiscal 2019, partially offset by the accrual of fiscal 2019 bonuses in the first nine months of fiscal 2019. Other liabilities increased primarily due to several new municipal loans and bonds issued during the period.

Customers’ deposits increased $10.3 million to $40.4 million at July 31, 2019, primarily as a result of the increase in backlog during the period.

Liabilities from inventory not owned increased $75.0 million to $138.4 million at July 31, 2019. The increase was primarily due to an increase in land banking activity during the period, along with an increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $53.7 million from $143.4 million at October 31, 2018, to $89.7 million at July 31, 2019. The decrease is primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2019 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2018

Total revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2019	July 31, 2018	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$467,849	$442,859	$24,990	5.6%
Land sales and other revenues	1,428	844	584	69.2%
Financial services	12,764	13,009	(245)	(1.9)%

Total revenues	$482,041	$456,712	$25,329	5.5%

	Nine Months Ended
(Dollars in thousands)	July 31, 2019	July 31, 2018	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$1,257,536	$1,312,553	$(55,017)	(4.2)%
Land sales and other revenues	11,111	26,918	(15,807)	(58.7)%
Financial services	34,679	36,951	(2,272)	(6.1)%

Total revenues	$1,303,326	$1,376,422	$(73,096)	(5.3)%

Homebuilding

For the three and nine months ended July 31, 2019, sale of homes revenues increased $25.0 million, or 5.6%, and decreased $55.0 million or 4.2%, respectively, as compared to the same periods of the prior year. These variances were primarily due to the number of home deliveries increasing 3.8% and decreasing 4.3% for the three and nine months ended July 31, 2019, respectively, as compared to the prior year periods. The average price per home increased to $394,809 in the three months ended July 31, 2019 from $387,793 in the three months ended July 31, 2018. The average price per home increased slightly to $388,488 in the nine months ended July 31, 2019 from $388,100 in the nine months ended July 31, 2018. The changes in average prices were primarily the result of the geographic and community mix of our deliveries as opposed to home price changes (which we increase or decrease in communities depending on the respective community’s performance). Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For details on the changes in segment revenues, see “Homebuilding Operations by Segment” below. For further details on the decreases in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change

Northeast:
Dollars	$20,694	$26,701	(22.5)%	$46,239	$70,406	(34.3)%
Homes	35	47	(25.5)%	80	134	(40.3)%

Mid-Atlantic:
Dollars	$86,811	$79,593	9.1%	$220,808	$254,660	(13.3)%
Homes	159	144	10.4%	412	485	(15.1)%

Midwest:
Dollars	$47,261	$45,579	3.7%	$135,020	$128,912	4.7%
Homes	158	157	0.6%	448	440	1.8%

Southeast:
Dollars	$50,217	$47,472	5.8%	$143,446	$165,120	(13.1)%
Homes	121	121	0.0%	352	411	(14.4)%

Southwest:
Dollars	$152,615	$157,406	(3.0)%	$414,112	$444,568	(6.9)%
Homes	449	469	(4.3)%	1,245	1,319	(5.6)%

West:
Dollars	$110,251	$86,108	28.0%	$297,911	$248,887	19.7%
Homes	263	204	28.9%	700	593	18.0%

Consolidated total:
Dollars	$467,849	$442,859	5.6%	$1,257,536	$1,312,553	(4.2)%
Homes	1,185	1,142	3.8%	3,237	3,382	(4.3)%

Unconsolidated joint ventures(1)
Dollars	$120,423	$193,796	(37.9)%	$340,226	$348,191	(2.3)%
Homes	195	296	(34.1)%	542	620	(12.6)%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall increase in consolidated housing revenues during the three months ended July 31, 2019 as compared to the same period of the prior year was primarily attributable to an increase in the volume of deliveries as a result of the increase in community count and by the increase in average sales price. This is the first year over year quarterly increase in revenues and deliveries since the fourth quarter of 2016 and is the result of our efforts to grow community count and lots controlled over the past couple of years. The overall decrease in consolidated housing revenues during the nine months ended July 31, 2019 as compared to the same period of the prior year was primarily attributed to a decrease in the volume of deliveries as a result of new communities that are not yet delivering homes.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended July 31,		Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018

Northeast:
Dollars	$37,560	$18,045	$135,090	$58,686	$119,347	$40,058
Homes	65	32	221	104	192	68

Mid-Atlantic: (2)
Dollars	$99,807	$76,324	$299,566	$256,936	$242,958	$196,011
Homes	197	144	547	481	402	324

Midwest:
Dollars	$58,794	$43,596	$164,584	$160,320	$136,713	$130,377
Homes	197	143	559	528	505	470

Southeast:
Dollars	$58,648	$71,381	$163,880	$184,577	$128,571	$139,840
Homes	147	175	397	456	296	330

Southwest:
Dollars	$202,553	$177,174	$510,521	$517,119	$277,263	$250,369
Homes	589	518	1,510	1,516	788	706

West:
Dollars	$131,483	$102,183	$309,117	$264,793	$149,654	$189,868
Homes	320	224	761	582	372	389

Consolidated total: (2)
Dollars	$588,845	$488,703	$1,582,758	$1,442,431	$1,054,506	$946,523
Homes	1,515	1,236	3,995	3,667	2,555	2,287

Unconsolidated joint ventures(3)
Dollars	$122,925	$127,195	$339,776	$443,389	$247,578	$370,113
Homes	272	215	635	740	488	555

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) Contract backlog as of July 31, 2019 excludes 29 homes that were sold to one of our joint ventures at the time of the joint venture formation.

(3) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 17 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

In the nine months of 2019, our open for sale community count increased to 138 from 123 at October 31, 2018, which is the net result of opening 67 new communities and closing 49 communities and contributing and/or selling three communities to a new joint venture since the beginning of fiscal 2019. Our reported level of sales contracts (net of cancellations) increased as a result of our higher community count for the nine months ended July 31, 2019 as compared to the same period of the prior year, along with higher sales absorption. With respect to our sales absorption, net contracts per average active selling community for the nine months ended July 31, 2019 was 29.4 compared to 27.9 for the same period of the prior year. Net contracts per average active selling community was 11.0 for the three months ended July 31, 2019 compared to 10.0 for the three months ended July 31, 2018.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	24%	18%	19%	20%	16%
Second	19%	17%	18%	19%	16%
Third	19%	19%	19%	21%	20%
Fourth		23%	22%	20%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015

First	16%	12%	12%	13%	11%
Second	20%	15%	16%	14%	14%
Third	16%	14%	13%	12%	13%
Fourth		13%	12%	11%	12%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2019	2018	2019	2018

Sale of homes	$467,849	$442,859	$1,257,536	$1,312,553

Cost of sales, excluding interest expense and land charges	381,906	361,303	1,034,953	1,076,132

Homebuilding gross margin, before cost of sales interest expense and land charges	85,943	81,556	222,583	236,421

Cost of sales interest expense, excluding land sales interest expense	18,824	13,424	42,964	41,025

Homebuilding gross margin, after cost of sales interest expense, before land charges	67,119	68,132	179,619	195,396

Land charges	1,435	96	3,601	3,183

Homebuilding gross margin	$65,684	$68,036	$176,018	$192,213

Gross margin percentage	14.0%	15.4%	14.0%	14.6%

Gross margin percentage, before cost of sales interest expense and land charges	18.4%	18.4%	17.7%	18.0%

Gross margin percentage, after cost of sales interest expense, before land charges	14.3%	15.4%	14.3%	14.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Sale of homes	100%	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.2%	71.9%	72.3%	72.0%
Commissions	3.8%	3.6%	3.6%	3.6%
Financing concessions	1.3%	1.2%	1.3%	1.2%
Overheads	4.3%	4.9%	5.1%	5.2%
Total cost of sales, before interest expense and land charges	81.6%	81.6%	82.3%	82.0%
Cost of sales interest	4.1%	3.0%	3.4%	3.1%
Land charges	0.3%	0.0%	0.3%	0.3%

Gross margin percentage	14.0%	15.4%	14.0%	14.6%
Gross margin percentage, before cost of sales interest expense and land charges	18.4%	18.4%	17.7%	18.0%
Gross margin percentage, after cost of sales interest expense, before land charges	14.3%	15.4%	14.3%	14.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 14.0% during the three months ended July 31, 2019 compared to 15.4% for the same period last year and decreased to 14.0% during the nine months ended July 31, 2019 compared to 14.6% for the same period last year. The decrease in gross margin percentage for the three and nine months ended July 31, 2019 is primarily due to the increase in cost of sales interest as a result of changes in estimates of interest per home for deliveries in the first three quarters of fiscal 2019 in connection with our semi-annual community life planning process. Also contributing to the decrease is the mix of communities delivering compared to the same periods of the prior year, along with a slight increase in direct costs and financing concessions. For the nine months ended July 31, 2019 and 2018, gross margin was favorably impacted by the reversal of prior period inventory impairments of $26.7 million and $41.1 million, respectively, which represented 2.1% and 3.1%, respectively, of “Sale of homes” revenue. Gross margin percentage, before cost of sales interest expense and land charges, remained the same at 18.4% for both the three months ended July 31, 2018 and July 31, 2019, respectively, and decreased from 18.0% for the nine months ended July 31, 2018 to 17.7% for the nine months ended July 31, 2019, primarily due to the mix of communities delivering homes in each period, along with a slight increase in direct costs and financing concessions.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $1.4 million and $0.1 million during the three months ended July 31, 2019 and 2018, respectively, and $3.6 million and $3.2 million during the nine months ended July 31, 2019 and 2018, respectively, to their estimated fair value. During the three and nine months ended July 31, 2019, we wrote-off residential land options and approval and engineering costs amounting to $1.3 million and $2.5 million compared to $0.1 million and $1.1 million for the three and nine months ended July 31, 2018, which are included in the total land charges discussed above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments for the first three quarters of fiscal 2019, and in all of our segments except the Southeast for the first three quarters of fiscal 2018. We recorded $0.1 million of inventory impairments during the three months ended July 31, 2019, and $1.1 million and $2.1 million in inventory impairments during the nine months ended July 31, 2019 and July 31, 2018, respectively. We did not record inventory impairments during the three months ended July 31, 2018. The impairments recorded in the first three quarters of fiscal 2019 were primarily related to three communities in the Mid-Atlantic, Southeast and Southwest. The impairments recorded in the first three quarters of fiscal 2018 were primarily related to three communities in the Southeast. It is difficult to predict whether impairment levels will remain low. Should we decide to further lower prices or have further land sales, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2019	2018	2019	2018

Land and lot sales	$542	$-	$8,050	$20,505
Land and lot cost of sales, excluding interest and land charges	33	-	7,390	7,710
Land and lot sales gross margin, excluding interest and land charges	509	-	660	12,795
Land and lot sales interest expense	205	-	205	4,055
Land and lot sales gross margin, including interest and land charges	$304	$-	$455	$8,740

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There was one land sale in the three months ended July 31, 2019 and none in the same period of the prior year. There were five land sales in the nine months ended July 31, 2019 compared to two in the same period of the prior year. The decrease in revenues for the nine month period of fiscal 2019 occurred despite the increase in the number of land sales, demonstrating the impact the mix of land sales can have on land sale revenues.

Land sales and other revenues increased $0.6 million and decreased $15.8 million for the three and nine months ended July 31, 2019, respectively, compared to the same period in the prior year. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. For the three and nine months ended July 31, 2019, compared to the three and nine months ended July 31, 2018, the fluctuation was mainly due to the change in land sales revenues noted above. The decrease for the nine months ended July 31, 2019 was also partially due to the $3.6 million gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

The increase for the three and nine months ended July 31, 2019 was attributed to a decrease of joint venture management fees received of $3.1 million and $0.2 million, respectively, which offset general and administrative expenses, as a result of less unconsolidated joint venture deliveries, and an adjustment to our insurance reserves in the third quarter of fiscal 2018 due to a litigation settlement, which reduced SGA costs by $2.3 million in the prior year periods. SGA expenses as a percentage of homebuilding revenues increased to 9.3% and 10.3% for the three and nine months ended July 31, 2019, respectively, compared to 8.5% and 9.4% for the three and nine months ended July 31, 2018, respectively.

Total SGA expenses (including corporate general and administrative expenses) per open for sale community decreased from $439,000 for the three months ended July 31, 2018 to $424,000 for the three months ended July 31, 2019, and decreased from $1,359,000 for the nine months ended July 31, 2018 to $1,318,000 for the nine months ended July 31, 2019, as a result of our increased community count. These decreases were the result of our open for sale community count increasing 12.2% and 3.8% for the three and nine months ended July 31, 2019, respectively, as compared to the prior year periods, while our total SGA expenses for the three and nine months ended July 31, 2019 were only up 8.5% and 0.7%, respectively, as compared to the prior year periods. This efficiency in SGA expenses per open for sale community is illustrative of our strategy to reduce our SGA expenses relative to total revenues as home deliveries begin to occur from our increased number of newly opened communities throughout next year. As we start getting a greater number of deliveries from our growing community count, we expect to be able to leverage our costs and improve our SGA expenses as a percentage of revenues.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2019	2018	Variance	Variance %

Northeast
Homebuilding revenue	$20,696	$26,705	$(6,009)	(22.5)%
Income before income taxes	$283	$8,995	$(8,712)	(96.9)%
Homes delivered	35	47	(12)	(25.5)%
Average sales price	$591,257	$568,106	$23,151	4.1%

Mid-Atlantic
Homebuilding revenue	$86,948	$79,712	$7,236	9.1%
Income before income taxes	$5,111	$3,401	$1,710	50.3%
Homes delivered	159	144	15	10.4%
Average sales price	$545,981	$552,726	$(6,745)	(1.2)%

Midwest
Homebuilding revenue	$47,858	$45,659	$2,199	4.8%
Income before income taxes	$191	$66	$125	189.4%
Homes delivered	158	157	1	0.6%
Average sales price	$299,120	$290,313	$8,807	3.0%

Southeast
Homebuilding revenue	$50,233	$47,498	$2,735	5.8%
Loss before income taxes	$(2,198)	$(4,752)	$2,554	53.7%
Homes delivered	121	121	-	0.0%
Average sales price	$415,017	$392,330	$22,687	5.8%

Southwest
Homebuilding revenue	$152,831	$157,514	$(4,683)	(3.0)%
Income before income taxes	$8,598	$12,461	$(3,863)	(31.0)%
Homes delivered	449	469	(20)	(4.3)%
Average sales price	$339,900	$335,620	$4,280	1.3%

West
Homebuilding revenue	$110,274	$86,105	$24,169	28.1%
Income before income taxes	$6,584	$14,442	$(7,858)	(54.4)%
Homes delivered	263	204	59	28.9%
Average sales price	$419,205	$422,099	$(2,894)	(0.7)%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2019	2018	Variance	Variance %

Northeast
Homebuilding revenue	$53,696	$90,675	$(36,979)	(40.8)%
Income before income taxes	$6,287	$5,254	$1,033	19.7%
Homes delivered	80	134	(54)	(40.3)%
Average sales price	$577,988	$525,421	$52,567	10.0%

Mid-Atlantic
Homebuilding revenue	$221,225	$255,169	$(33,944)	(13.3)%
Income before income taxes	$5,497	$12,053	$(6,556)	(54.4)%
Homes delivered	412	485	(73)	(15.1)%
Average sales price	$535,942	$525,071	$10,871	2.1%

Midwest
Homebuilding revenue	$135,716	$129,176	$6,540	5.1%
Loss before income taxes	$(1,252)	$(3,388)	$2,136	63.0%
Homes delivered	448	440	8	1.8%
Average sales price	$301,384	$292,982	$8,402	2.9%

Southeast
Homebuilding revenue	$143,606	$165,067	$(21,461)	(13.0)%
Loss before income taxes	$(9,259)	$(11,699)	$2,440	20.9%
Homes delivered	352	411	(59)	(14.4)%
Average sales price	$407,517	$401,751	$5,766	1.4%

Southwest
Homebuilding revenue	$414,880	$444,966	$(30,086)	(6.8)%
Income before income taxes	$15,270	$28,019	$(12,749)	(45.5)%
Homes delivered	1,245	1,319	(74)	(5.6)%
Average sales price	$332,620	$337,049	$(4,429)	(1.3)%

West
Homebuilding revenue	$298,058	$249,253	$48,805	19.6%
Income before income taxes	$28,599	$29,681	$(1,082)	(3.6)%
Homes delivered	700	593	107	18.0%
Average sales price	$425,587	$419,708	$5,879	1.4%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 22.5% for the three months ended July 31, 2019 compared to the same period of the prior year. The decrease for the three months ended July 31, 2019 was attributed to a 25.5% decrease in homes delivered, partially offset by a 4.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2019 compared to some communities delivering in the three months ended July, 2018 that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $8.7 million to $0.3 million for the three months ended July 31, 2019 compared to $9.0 million in the same period of the prior year. The decrease was mainly due to the decrease in homebuilding revenues discussed above, a $2.3 million increase in selling, general and administrative costs, and a $7.2 million decrease in income from unconsolidated joint ventures, partially offset by an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 40.8% for the nine months ended July 31, 2019 compared to the same period of the prior year. The decrease was attributed to a 40.3% decrease in homes delivered and a $12.8 million decrease in land sales and other revenue, partially offset by a 10.0% increase in average sales price. The increase in average sales price was the result of delivering higher priced, single family homes and townhomes in higher-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities delivering in the nine months ended July 31, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $1.0 million to $6.3 million for the nine months ended July 31, 2019 compared to the same period of the prior year. The increase was mainly due to a $5.7 million increase in income from unconsolidated joint ventures, a $2.3 million decrease in SGA costs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 9.1% for the three months ended July 31, 2019 compared to the same period in the prior year. The increase was primarily due to a 10.4% increase in homes delivered, partially offset by a 1.2% decrease in average sales price for the three months ended July 31, 2019 compared to the same period in the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family townhomes in lower-end submarkets of the segment in the three months ended July 31, 2019 compared to some communities delivering in the three months ended July 31, 2018 that are no longer delivering that had higher priced, single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $1.7 million compared to the prior year to $5.1 million for the three months ended July 31, 2019, which was primarily due to the increase in homebuilding revenues discussed above and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 13.3% for the nine months ended July 31, 2019 compared to the same period in the prior year. The decrease was primarily due to a 15.1% decrease in homes delivered, partially offset by a 2.1% increase in average sales price for the nine months ended July 31, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities delivering in the nine months ended July 31, 2018 that are no longer delivering that had lower priced, single family homes and townhomes in mid to higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $6.6 million compared to the prior year to $5.5 million for the nine months ended July 31, 2019 due primarily to the decrease in homebuilding revenues discussed above and a slight decrease in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 4.8% for the three months ended July 31, 2019 compared to the same period in the prior year. The increase was primarily due to a 0.6% increase in homes delivered and a 3.0% increase in average sales price for the three months ended July 31, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in mid to higher-end submarkets of the segment in the three months ended July 31, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 that are no longer delivering. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Income before income taxes increased $0.1 million to $0.2 million for the three months ended July 31, 2019 compared to the prior year. The increase was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense compared to the same period of the prior year.

Homebuilding revenues increased 5.1% for the nine months ended July 31, 2019 compared to the same period in the prior year. The increase was primarily due to a 1.8% increase in homes delivered and a 2.9% increase in average sales price for the nine months ended July 31, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2018 that are no longer delivering. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Loss before income taxes improved $2.1 million, as compared to the prior year period, to a loss of $1.3 million for the nine months ended July 31, 2019, primarily due to the increase in homebuilding revenue discussed above, a $0.5 million improvement in the loss from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense compared to the same period of the prior year.

Southeast - Homebuilding revenues increased 5.8% for the three months ended July 31, 2019 compared to the same period in the prior year. The increase for the three months ended July 31, 2019 was attributed to a 5.8% increase in average sales price, while homes delivered remained the same. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the three months ended July 31, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2018 that are no longer delivering. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Loss before income taxes improved $2.6 million to a loss of $2.2 million for the three months ended July 31, 2019, primarily due to the increase in homebuilding revenue discussed above, a $1.4 million improvement in loss from unconsolidated joint ventures to income and an increase in gross margin percentage before interest expense compared to the same period of the prior year.

Homebuilding revenues decreased 13.0% for the nine months ended July 31, 2019 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2019 was attributed to a 14.4% decrease in homes delivered, partially offset by a 1.4% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities that are no longer delivering that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the nine months ended July 31, 2018 that are no longer delivering. Also impacting the increase in average sales prices was higher option revenue in certain communities.

Loss before income taxes improved $2.4 million to a loss of $9.3 million for the nine months ended July 31, 2019, primarily due to a $2.6 million improvement in loss from unconsolidated joint ventures to income, a $0.6 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense compared to the same period of the prior year.

Southwest - Homebuilding revenues decreased 3.0% for the three months ended July 31, 2019 compared to the same period in the prior year. The decrease in homebuilding revenues was primarily due to a 4.3% decrease in homes delivered, partially offset by a 1.3% increase in average sales price for the three months ended July 31, 2019. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2019 compared to some communities that are no longer delivering and which had lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended July 31, 2018 that are no longer delivering.

Income before income taxes decreased $3.9 million to $8.6 million for the three months ended July 31, 2019. The decrease was primarily due to the decrease in homebuilding revenue discussed above, a $1.4 million decrease in income from unconsolidated joint ventures to a loss, while gross margin percentage before interest expense remained flat compared to the same period of the prior year.

Homebuilding revenues decreased 6.8% for the nine months ended July 31, 2019 compared to the same period in the prior year. The decrease was primarily due to a 5.6% decrease in homes delivered and a 1.3% decrease in average sales price for the nine months ended July 31, 2019. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities that are no longer delivering and which had higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2018 that are no longer delivering.

Income before income taxes decreased $12.7 million compared to the prior year to $15.3 million for the nine months ended July 31, 2019. The decrease was due to the decrease in homebuilding revenues discussed above and a slight decrease in gross margin percentage before interest expense compared to the same period of the prior year.

West - Homebuilding revenues increased 28.1% for the three months ended July 31, 2019 compared to the same period in the prior year. The increase for the three months ended July 31, 2019 was primarily attributed to a 28.9% increase in homes delivered, while average sales price was essentially flat with a 0.7% decrease.

Income before income taxes decreased $7.9 million to $6.6 million for the three months ended July 31, 2019. The decrease was primarily due to a $1.7 million increase in SGA costs and a decrease in gross margin percentage before interest expense for the three months ended July 31, 2019 compared to the same period in the prior year.

Homebuilding revenues increased 19.6% for the nine months ended July 31, 2019 compared to the same period in the prior year. The increase for the nine months ended July 31, 2019 was primarily attributed to an 18.0% increase in homes delivered and a 1.4% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in mid to higher-end submarkets of the segment in the nine months ended July 31, 2019 compared to some communities that are no longer delivering that had lower priced, single family homes in lower-end submarkets of the segment in the nine months ended July 31, 2018 that are no longer delivering.

Income before income taxes decreased $1.1 million to $28.6 million for the nine months ended July 31, 2019. The decrease was due to a $1.0 million decrease in income from unconsolidated joint ventures to a loss and a $4.5 million increase in SGA costs, while gross margin percentage before interest expense for the nine months ended July 31, 2019 was flat compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first three quarters of fiscal 2019 and 2018, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 29.4% and 25.2%, respectively, of our total loans. The origination of FHA/VA loans have increased from the first three quarters of fiscal 2018 to the first three quarters of fiscal 2019 and our conforming conventional loan originations as a percentage of our total loans decreased from 69.7% to 66.0% for these periods, respectively. The origination of loans which exceed conforming conventions have decreased from 5.0% for the first three quarters of fiscal 2018 to 4.6% for the first three quarters of fiscal 2019. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2019, financial services provided a $3.8 million and $8.6 million, respectively, of pretax profit compared to $4.0 million and $10.8 million of pretax profit, respectively, for the same periods of fiscal 2018. The decrease in pretax profit for the three and nine months ended July 31, 2019 compared to 2018 is the decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans as a result of the competitive financial services market. Further impacting the decrease for the nine months ended July 31, 2019 compared to July 31, 2018 is the decrease in homebuilding deliveries. In the market areas served by our wholly owned mortgage banking subsidiaries, 69.0% and 71.7% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2019 and 2018, respectively, and 69.3% and 70.9% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2019 and 2018, respectively. Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $15.0 million for the three months ended July 31, 2019 compared to $16.4 million for the three months ended July 31, 2018, and decreased to $48.8 million for the nine months ended July 31, 2019 compared to $51.7 million for the nine months ended July 31, 2018. The decrease for the three and nine months ended July 31, 2019 compared to 2018 is primarily due to decreased legal fees (including litigation) related to financing transactions and higher costs for ongoing litigations involving the company in the first three quarters of the prior year which did not recur in the first three quarters of the current year. Also impacting the decrease for the nine months ended July 31, 2019 is an adjustment to reserves for self-insured medical claims, which were reduced based on claim estimates.

Other Interest

Other interest decreased $2.5 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 and decreased $12.8 million for the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased for the three and nine months ended July 31, 2019 compared to the three and nine months ended July 31, 2018 primarily because our assets that qualify for interest capitalization increased by more than our debt, therefore the amount of directly expensed interest decreased for the three and nine months ended July 31, 2019 compared to the same periods in the prior year.

Loss on Extinguishment of Debt

On February 1, 2018, K. Hovnanian closed certain of the previously announced financing transactions as follows: (i) K. Hovnanian borrowed the Initial Term Loans in the amount of $132.5 million under the Term Loan Facility, and proceeds of such Initial Term Loans, together with cash on hand, were used to redeem all of K. Hovnanian’s outstanding $132.5 million aggregate principal amount of 7.0% Notes (upon redemption, all 7.0% Notes were cancelled); and (ii) K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the exchange offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of New 2026 Notes and $90.1 million aggregate principal amount of New 2040 Notes, under a new indenture and as part of the Exchange Offer, the Subsidiary Purchaser, purchased for $26.5 million in cash the Purchased 8.0% Notes. See Note 11 to the Condensed Consolidated Financial Statements. These transactions resulted in a loss on extinguishment of debt of $1.4 million for the nine months ended July 31, 2018, which is included in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Operations. In addition, on May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (upon redemption, such 8.0% Notes were cancelled) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility. This transaction resulted in a loss on extinguishment of debt of $4.3 million for the three and nine months ended July 31, 2018, which is included in “Loss on extinguishment of debt” on the Condensed Consolidated Statements of Operations. See Note 11 to the Condensed Consolidated Financial Statements.

Income (loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $7.0 million to $3.7 million for the three months ended July 31, 2019 compared to the same period of the prior year. Income from unconsolidated joint ventures increased $13.7 million to $20.6 million for the nine months ended July 31, 2019 compared to the same period of the prior year. The decrease in income for the three months is due to certain of our joint ventures delivering less homes, resulting in lower profits in the current fiscal third quarter compared to the same period in the prior year, as well as recognizing the loss from writing down the investment of one of our joint ventures where the full amount of the investment is deemed to be other than temporarily impaired. The improvement for the nine months is due to our share of income from certain of our joint ventures delivering more homes, resulting in increased profits in the first six months of the current fiscal year as compared to the prior fiscal year when they reported losses primarily due to startup costs or having just begun delivering homes.

Total Taxes

The total income tax expense of $0.5 million and $1.2 million recognized for the three and nine months ended July 31, 2019, respectively, and $1.1 million and $1.7 million recognized for the three and nine months ended July 31, 2018, respectively, was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 54.1% of our homebuilding cost of sales for the nine months ended July 31, 2019.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of July 31, 2019, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2019 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	FV at 7/31/19

Long term debt (1)(2):
Fixed rate	$-	$-	$75,000	$635,000	$-	$808,257	$1,518,257	$1,190,357
Weighted average interest rate	-%	-%	9.50%	8.21%	-%	8.84%	8.61%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of July 31, 2019. Availability under the Secured Credit Facility will terminate on December 28, 2019 and any loans thereunder on such date will convert to secured term loans maturing on December 28, 2022.

(2)	Does not include $207.2 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2019. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2019. The maximum number of shares that may be purchased under the Company’s repurchase program is 22 thousand.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2019 and 2018, (iii) the Condensed Consolidated Statement of Changes in Equity for the nine months ended July 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 5, 2019
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 5, 2019
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller