Form 10-K
period 2019-10-31
HOVNANIAN ENTERPRISES INC
filed 2019-12-19
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended OCTOBER 31, 2019

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $73,971,400.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,503,301 shares of Class A Common Stock and 622,690 shares of Class B Common Stock were outstanding as of December 13, 2019.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 24, 2020, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 342,000 homes, including 5,720 homes in fiscal 2019. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 141 communities in 24 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $153,000 to $2,252,000 with an average sales price, including options, of $394,000 nationwide in fiscal 2019.

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

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 16 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C. and West Virginia

Midwest: Illinois and Ohio

Southeast: Florida, Georgia and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

We employed 1,868 full-time employees (whom we refer to as associates) as of October 31, 2019.

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

Business Strategies

Given the relatively low levels of total U.S. housing starts, and our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which are critical to improving our financial performance. As discussed previously, we were limited in our ability to invest in land purchases in fiscal 2016 and 2017 due to significant debt maturities that we were unable to refinance and therefore had to pay at maturity. This reduction of investment led to a decrease in community count and revenues, which impacted our overall profitability. In the fourth quarter of fiscal 2016 and in July 2017, we were able to refinance certain of our debt maturities and again in fiscal 2018 and fiscal 2019 the Company entered into certain financing transactions which extended our debt maturities. These transactions provided us with the long term capital needed to implement our strategy to invest in land to grow the business to more significant profitability. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). For seven consecutive quarters through the third quarter of fiscal 2019, our total number of lots controlled increased as compared to the same period of the prior year. Although there was a slight decrease in total lots controlled of 3.2% as of October 31, 2019 as compared to October 31, 2018, the growth in lots controlled in previous quarters has led to the year-over-year community count growth. Our strategy has been to grow through increased open for sale communities. As our recently opened communities begin delivering homes, we believe it should lead to additional delivery and revenue growth, and in turn profitability, in future periods absent adverse market factors. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2019, 2018 and 2017, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 5,153 lots, 2,777 lots and 3,930 lots, respectively, out of 23,157 total lots, 20,387 total lots and 17,837 total lots, respectively, under option, resulting in pretax charges of $3.6 million, $1.4 million and $2.7 million, respectively.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, New Jersey, Ohio and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

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

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in each of the states in which we build homes. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2019, for the markets in which our mortgage subsidiaries originated loans, 11.1% of our home buyers paid in cash and 70.9% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2019 were 65.8% prime and 29.8% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 4.4% of our loan originations represent jumbo and/or USDA loans.

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

Current base prices for our homes in contract backlog at October 31, 2019, range from $153,000 to $860,000 in the Northeast, from $217,000 to $2,252,000 in the Mid-Atlantic, from $155,000 to $622,000 in the Midwest, from $227,000 to $1,061,000 in the Southeast, from $185,000 to $575,000 in the Southwest and from $239,000 to $956,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2019, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$116,889	192	$608,797
Mid-Atlantic	356,674	652	547,046
Midwest	203,734	680	299,609
Southeast	219,860	545	403,413
Southwest	627,201	1,866	336,121
West	425,324	1,011	420,696
Consolidated total	$1,949,682	4,946	$394,194
Unconsolidated joint ventures (1)	$485,324	774	$627,034

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The value of our net sales contracts, excluding unconsolidated joint ventures, increased 14.5% to $2.1 billion for the year ended October 31, 2019 from $1.8 billion for the year ended October 31, 2018. The number of homes contracted increased 14.3% to 5,340 in fiscal 2019 from 4,671 in fiscal 2018. The increase in the number of homes contracted occurred along with a 5.4% increase in the average number of open-for-sale communities from 130 for fiscal 2018 to 137 for fiscal 2019. We contracted an average of 39.0 homes per average active selling community in fiscal 2019 compared to 35.9 homes per average active selling community in fiscal 2018, an 8.6% increase in sales pace per community as our performance per community improved in fiscal 2019 as compared to fiscal 2018.

 Information on the value of net sales contracts by segment for the years ended October 31, 2019 and 2018, is set forth below:

(Value of net sales contracts in thousands)	2019	2018	Percentage of Change
Northeast	$172,950	$74,730	131.4%
Mid-Atlantic	385,862	340,963	13.2%
Midwest	219,266	204,487	7.2%
Southeast	233,645	225,703	3.5%
Southwest	677,244	640,604	5.7%
West	411,577	348,726	18.0%
Consolidated total	$2,100,544	$1,835,213	14.5%
Unconsolidated joint ventures(1)	$431,419	$556,745	(22.5)%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our active selling communities under development as of October 31, 2019. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	6	829	330	152	347
Mid-Atlantic	25	4,032	1,751	343	1,938
Midwest	16	2,902	1,144	450	1,308
Southeast	17	3,536	908	282	2,346
Southwest	58	8,783	4,296	663	3,824
West	19	4,407	1,942	301	2,164
Total	141	24,489	10,371	2,191	11,927

(1)	Includes 278 home sites under option.
(2)	Of the total remaining homes available, 843 were under construction or completed (including 80 models and sales offices), and 6,063 were under option.

Backlog

At October 31, 2019 and 2018, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,652 homes and 2,192 homes, respectively, with sales values aggregating $1.1 billion and $977.3 million, respectively. The majority of our backlog at October 31, 2019 is expected to be completed and closed within the next six to nine months. At November 30, 2019 and 2018, our backlog of signed contracts, including unconsolidated joint ventures, was 2,775 homes and 2,248 homes, respectively, with sales values aggregating $1.1 billion and $1.0 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 44 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2019, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 29,633 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37.

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(1)
Northeast:
Under option	31	2,791	$218,368	$11,078
Owned	2	7		$1,870
Total	33	2,798		$12,948
Mid-Atlantic:
Under option	18	1,771	$208,359	$3,166
Owned	11	1,245		$47,496
Total	29	3,016		$50,662
Midwest:
Under option	16	1,936	$44,244	$3,620
Owned	6	204		$4,659
Total	22	2,140		$8,279
Southeast:
Under option	21	1,884	$91,148	$772
Owned	3	181		$11,975
Total	24	2,065		$12,747
Southwest:
Under option	30	2,701	$162,993	$11,465
Owned	-	-		$-
Total	30	2,701		$11,465
West:
Under option	5	580	$37,002	$3,114
Owned	14	2,215		$9,350
Total	19	2,795		$12,464
Totals:
Under option	121	11,663	$762,114	$33,215
Owned	36	3,852		$75,350
Combined total	157	15,515		$108,565

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2019, option fees and deposits aggregated approximately $20.4 million. As of October 31, 2019, we spent an additional $12.8 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

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

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and letters of credit may not be issued under our current senior secured revolving credit facility. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increased cost of operations and also have impacted our sales and construction activity in affected markets during the related time periods.

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

Several challenges, such as general U.S. economic uncertainty and the potential for more rapid inflation, extreme weather conditions, increasing cycle times due to labor shortages, increasing labor and materials costs, including because of changes in immigration laws and trends in labor migration, the restrictive mortgage lending environment and rising mortgage interest rates and regulatory changes, could further impact the housing market and, consequently, our performance. For example, if rising house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sales prices, which may result in lower gross margins.

Our high leverage may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2019, including the debt of the subsidiaries that guarantee our debt, was $1,549.1 million ($1,480.0 million net of discount and premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2019.

●

Our debt service payments for the year ended October 31, 2019, were $829.8 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

See Note 9 “Senior Notes and Credit Facilities” to our consolidated financial statements for a discussion of our recently completed financing transitions. See also Note 23 “Subsequent Events” to our consolidated financial statements for transactions related to our debt in the first quarter of fiscal 2020.

As of October 31, 2019, we had $19.2 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $19.9 million of cash. Our fees for these letters of credit for the year ended October 31, 2019, which are based on both the used and unused portion of the facilities and agreements, were $0.1 million. We also had substantial contractual commitments and contingent obligations, including $202.9 million of performance bonds as of October 31, 2019. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our significant amount of debt could have important consequences. For example, it could:

●	Limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

●	Require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes, including land investments;

●	Require us to pay higher interest rates upon refinancing debt if interest rates rise or due to the concentration of debt maturities;

●	Limit our flexibility in planning for, or reacting to, changes in our business;

●	Place us at a competitive disadvantage because we have more debt than some of our competitors;

●	Limit our ability to implement our strategies and operational actions;

●	Require us to consider selling some of our assets or debt or equity securities, possibly on unfavorable terms, to satisfy obligations; and

●	Make us more vulnerable to downturns in our business and general economic conditions.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. Cash used in and provided from operating activities in fiscal 2019 and fiscal 2018 were $249.1 million and $66.8 million, respectively. Depending on the levels of our land purchases, we could generate negative or positive cash flow in future years. In 2016, we used a significant portion of cash to repay debt because financing was unavailable to us in the capital and loan markets. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, letters of credit may not be issued under our current senior secured revolving credit facility and we may need additional letters of credit above the amounts provided under these stand-alone facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our senior secured revolving credit facility and our senior secured notes may make it more difficult to raise additional financing in the future.

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate, and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities and our credit facilities impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence (including non-recourse indebtedness), creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets (including in certain land banking transactions), cash distributions, (including paying dividends on common and preferred stock), capital stock repurchases, and investments by us and certain of our subsidiaries (including in joint ventures). Because of these restrictions, we are currently prohibited from paying dividends on our common and preferred stock and anticipate that we will remain prohibited for the foreseeable future.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt or negatively impact other covenants. In any of these situations, we may be unable to amend the applicable instrument or obtain a waiver without significant additional cost, or at all. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

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

The homebuilding industry is vulnerable to raw material and labor shortages and has from time to time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. For example, manufacturers increased the price of drywall in 2013 by approximately 20% as compared to the prior year. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, although the tariffs recently imposed on products from China and elsewhere have not had a material impact on our financial results to date, future government-imposed tariffs and trade regulations on imported building supplies could have significant impacts on the cost to construct our homes or on our customer's budgets and may therefore have a more significant impact on our business in the future. Delays or cost increases caused by raw material and labor shortages and price fluctuations, including as a result of inflation or wage increases, could also harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs. We have experienced some labor shortages and increased labor costs over the past few years. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. If rising labor and house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sale prices, which may result in lower gross margins.

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

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, his or her inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2019, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,652 homes with a sales value aggregating $1.1 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Interest rates have been at historic lows over the last several years and may increase. Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Mortgage rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. However, we cannot predict whether interest rates will continue to fall, remain low or rise. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2019, we had invested an aggregate of $127.0 million in these joint ventures, including advances to these joint ventures of $1.4 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

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

 We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses. In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. There is a variety of legislation being enacted, or considered for enactment at the federal, state, local and international levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase out cost to construct homes.

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). In October 2019, the EPA and U.S. Army Corps of Engineers promulgated a new rule, to become effective December 23, 2019, repealing the June 2015 rule and reinstating the previous rule scheme. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties subsequently executed a Tolling Agreement to toll the statute of limitations on collection until December 20, 2019 and are preparing an agreement to extend it to June 20, 2020 to allow the parties time to discuss settlement. The Company received a letter from the EPA on November 4, 2019 asking if the Company remained interested in settlement negotiations. The Company responded affirmatively and such negotiations are ongoing. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for April 20, 2020. An initial court-ordered mediation session took place on November 19, 2019. An additional mediation session is contemplated, but has not yet been scheduled. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

Legal claims not resolved in our favor, such as product liability litigation and warranty claims may be costly.

As discussed in Item 3 – “Legal Proceedings,” in the ordinary course of business we are involved in litigation from time to time, including with home owners associations, home buyers and other persons with whom we have relationships. For example, as a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. For example, in the past we have received construction defect and home warranty claims associated with, and we were involved in a multidistrict litigation concerning, allegedly defective drywall manufactured in China that may have been responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have constructed. We remediated certain homes in response to such claims and settled the litigation.

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Item 3 – “Legal Proceedings” and Note 18 to our Consolidated Financial Statements for the year ended October 31, 2019). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock that enabled them to cast approximately 56% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2019. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.6 billion through the fiscal year ended October 31, 2019, and we may generate net operating loss carryforwards in future years.

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

Geopolitical events, acts of war or terrorism, civil unrest, any outbreak or escalation of hostilities throughout the world, health pandemics, catastrophic storms, other severe weather or significant environmental accidents, may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers. Further, perceived threats to national security and other actual or potential conflicts or wars and related geopolitical risks have created many economic and political uncertainties. If any such events were to occur, it could have a material adverse impact on our results of operations and financial condition.

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

We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third-parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through data-theft and cyber-attack), usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our homebuyers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. If our computer systems and our backup systems, or those of the third-parties on whose systems we rely, are breached, compromised, damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or the misappropriation of proprietary, personal identifying or confidential information, including information about our business partners and home buyers. Our or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages.

We maintain cybersecurity insurance coverage have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third-parties on whose systems we rely. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 57,000 square feet of office space in the Northeast for our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 322,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). In October 2019, the EPA and U.S. Army Corps of Engineers promulgated a new rule, to become effective December 23, 2019, repealing the June 2015 rule and reinstating the previous rule scheme. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties subsequently executed a Tolling Agreement to toll the statute of limitations on collection until December 20, 2019 and are preparing an agreement to extend it to June 20, 2020 to allow the parties time to discuss settlement. The Company received a letter from the EPA on November 4, 2019 asking if the Company remained interested in settlement negotiations. The Company responded affirmatively and such negotiations are ongoing. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for April 20, 2020. An initial court-ordered mediation session took place on November 19, 2019. An additional mediation session is contemplated, but has not yet been scheduled. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 416 stockholders of record at December 13, 2019. There is no established public trading market for our Class B Common Stock, which was held by 214 stockholders of record at December 13, 2019. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

Recent Sales of Unregistered Equity Securities

On October 31, 2019, in connection with the issuance of the 7.75% Senior Secured 1.25 Lien Notes due 2026, we issued and sold an aggregate of 178,427 shares of Class A Common Stock, par value $0.01 per share (and associated Preferred Stock Purchase Rights), to the purchasers of such Notes for an aggregate purchase price of $1,784.27. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2019. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 22 thousand.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data (In thousands, except per share data)	October 31, 2019	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015
Revenues	$2,016,916	$1,991,233	$2,451,665	$2,752,247	$2,148,480
Expenses excluding inventory impairment loss and land option write-offs	2,036,792	1,996,083	2,437,195	2,708,912	2,162,370
Inventory impairment loss and land option write-offs	6,288	3,501	17,813	33,353	12,044
Total expenses	2,043,080	1,999,584	2,455,008	2,742,265	2,174,414
Loss on extinguishment of debt	(42,436)	(7,536)	(34,854)	(3,200)	-
Income (loss) from unconsolidated joint ventures	28,932	24,033	(7,047)	(4,346)	4,169
(Loss) income before income taxes	(39,668)	8,146	(45,244)	2,436	(21,765)
State and federal income tax provision (benefit)	2,449	3,626	286,949	5,255	(5,665)
Net (loss) income	$(42,117)	$4,520	$(332,193)	$(2,819)	$(16,100)
Per share data:
Basic:
Net (loss) income per common share	$(7.06)	$0.73	$(56.23)	$(0.48)	$(2.74)
Weighted-average number of common shares outstanding	5,968	5,941	5,908	5,898	5,876
Assuming dilution:
Net (loss) income per common share	$(7.06)	$0.72	$(56.23)	$(0.48)	$(2.74)
Weighted-average number of common shares outstanding	5,968	6,072	5,908	5,898	5,876

Summary of Consolidated Balance Sheet Data

(In thousands)	October 31, 2019	October 31, 2018	October 31, 2017	October 31, 2016	October 31, 2015
Total assets(1)	$1,881,424	$1,662,042	$1,900,898	$2,354,956	$2,577,398
Mortgages and lines of credit (1)	$343,862	$208,733	$244,088	$294,015	$310,672
Term loans and revolving loans, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing notes (net of discount and premium)	$1,479,990	$1,439,238	$1,585,837	$1,573,333	$1,827,924
Total equity deficit	$(489,776)	$(453,504)	$(460,371)	$(128,510)	$(128,084)

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

Overview

Our community count increased 14.6% from 123 communities at October 31, 2018 to 141 at October 31, 2019. For seven consecutive quarters through the third quarter of fiscal 2019, our total number of lots controlled increased as compared to the same period of the prior year. Although there was a slight decrease in total lots controlled of 3.2% as of October 31, 2019 as compared to October 31, 2018, the growth in lots controlled in previous quarters has led to the year-over-year community count growth. Our strategy has been to grow through increased open for sale communities. As our recently opened communities begin delivering homes, we believe it should lead to additional delivery and revenue growth, and in turn profitability in future periods, absent adverse market factors.

Our cash position has allowed us to spend $562.8 million on land purchases and land development during fiscal 2019, and still have total liquidity of $275.9 million, including $131.0 million of homebuilding cash and cash equivalents as of October 31, 2019. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices, sales pace and construction costs and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability; however, we remain cautious and are carefully evaluating market conditions when pursuing new land acquisitions.

Additional results for the year ended October 31, 2019 were as follows:

● For the year ended October 31, 2019, sale of homes revenues increased 2.3% as compared to the prior year, as a result of a 2.0% increase in deliveries, primarily due to our increased community count.

● Gross margin percentage decreased from 15.2% for the year ended October 31, 2018 to 14.2% for the year ended October 31, 2019. This decrease was primarily due to the increase in cost of sales interest as a result of changes in estimates of interest per home for deliveries during fiscal 2019 in connection with our semi-annual community life planning process, along with a decrease due to the mix of communities delivering in each period. During this planning process, the duration of communities and timing of spending thereon could change, resulting in changes in total estimated community life capitalized interest. Estimated community life capitalized interest is written-off with each delivery. Gross margin percentage, before cost of sales interest expense and land charges, decreased slightly from 18.4% for the year ended October 31, 2018 to 18.1% for the year ended October 31, 2019, primarily due to the mix of communities delivering.

● Selling, general and administrative costs (including corporate general and administrative expenses) increased $4.3 million for the year ended October 31, 2019 as compared to the prior year, primarily as a result of our increased community count, along with a lower adjustment to our warranty reserves (as a result of our annual actuarial analysis) in fiscal 2019 as compared to fiscal 2018. However, as a percentage of total revenue, such costs remained relatively flat at 11.6% for the year ended October 31, 2019 compared to 11.5% for the year ended October 31, 2018.

● Active selling communities at October 31, 2019 increased 14.6% over last year, and our average active selling communities increased by 5.4% over last year. Net contracts increased 14.3% for the year ended October 31, 2019, compared to the prior year.

● Net contracts per average active selling community increased to 39.0 for the year ended October 31, 2019 compared to 35.9 in the prior year.

● Contract backlog increased from 1,826 homes at October 31, 2018 to 2,191 homes at October 31, 2019, with a dollar value of $880.1 million, representing a 18.0% increase in dollar value compared to the prior year.

When comparing sequentially from the third quarter of fiscal 2019 to the fourth quarter of fiscal 2019, our gross margin percentage increased slightly from 14.0% to 14.5% and our gross margin percentage, before cost of sales interest expense and land charges, also increased slightly from 18.4% to 18.9%, both primarily as a result of product mix, as well as a minor increase due to the increase in delivery volume. Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenues decreased from 12.1% to 7.6%, as compared to the third quarter of fiscal 2019, primarily due to the increase in delivery volume.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to variable interest entities and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” As of October 31, 2019, the net book value associated with our 13 mothballed communities was $13.8 million, net of impairment charges recorded in prior periods of $138.1 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2019, we did not mothball any communities, but we sold two previously mothballed communities and re-activated three previously mothballed communities.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2019, inventory of $54.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.2 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2019, inventory of $136.1 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $89.8 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2017 to October 31, 2019 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $6.4 million of our total inventories at October 31, 2018, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2019 and fiscal 2017, we wrote down certain joint venture investments by $0.9 million and $2.8 million, respectively. There were no write-downs in fiscal 2018.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at October 31, 2019 decreased $56.9 million from October 31, 2018. We spent $562.8 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $249.1 million of cash from operations. However, as of October 31, 2019, we had $125.0 million of borrowing capacity under our Secured Credit Agreement (defined below), and therefore, our total liquidity at October 31, 2019 was $275.9 million, which is above our target liquidity range of $170.0 to $245.0 million. During fiscal 2019, we used $8.3 million of cash for investing activities, primarily for investments in joint ventures, partially offset by distributions from joint ventures. Cash provided by financing activities was $206.7 million during fiscal 2019, which included net proceeds of $8.2 million from debt issuances, $78.5 million from land banking and model sale leaseback programs, $109.0 million of net proceeds from nonrecourse mortgages and $27.1 million from in mortgage warehouse lines of credit. Subject to covenant restrictions in our debt instruments, we intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2019 and 2018 were for operating expenses, land purchases, land deposits, land development, construction spending, debt refinancings and payments, state income taxes, interest payments, litigation matters and investments in joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with available borrowings under our senior secured revolving credit facility will be sufficient through fiscal 2020 to finance our working capital requirements.

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

See “Inventory Activities” below for a detailed discussion of our inventory position.

Debt Transactions

Senior notes and credit facilities balances as of October 31, 2019 and October 31, 2018, were as follows:

(In thousands)	October 31, 2019(1)	October 31, 2018(1)
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$75,000
2.0% Senior Secured Notes due November 1, 2021	-	53,203
5.0% Senior Secured Notes due November 1, 2021	-	141,797
10.0% Senior Secured Notes due July 15, 2022	218,994	440,000
10.5% Senior Secured Notes due July 15, 2024	211,391	400,000
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	-
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	-
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	103,141	-
Total Senior Secured Notes	$1,165,848	$1,110,000
Senior Notes:
8.0% Senior Notes due November 1, 2019 (2)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$202,547	$202,547
Senior Secured Revolving Credit Facility (3)	$-	$-
Net discounts and premium	$(49,145)	$(39,934)
Net debt issuance costs	$(19,970)	$(14,085)
Total notes payable, net of discount, premium and debt issuance costs	$1,479,990	$1,439,238

(1) “ Notes payable” on our Consolidated Balance Sheets as of October 31, 2019 and 2018 consists of the total senior secured and senior notes shown above, as well as accrued interest of $19.1 million and $35.6 million, respectively.

(2) $26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(3) At October 31, 2019, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the senior unsecured term loan facility (the “Term Loan Facility”) and under our $125.0 million senior secured revolving credit facility (the “Secured Credit Facility” and together with the term loan facility, the “Credit Facilities”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2019 (collectively, the “Notes Guarantors”), which include the subsidiaries that had guaranteed (collectively, the “Former New Secured Group Guarantors”) K. Hovnanian’s 9.50% Notes, 2.000% Notes and 5.000% Notes (each as defined under below). As a result of the 2019 Transactions (as defined in and described under below), K. Hovnanian’s obligations under the Credit Facilities, the senior secured notes and senior notes are guaranteed by the Notes Guarantors (including the Former New Secured Group Guarantors) and, in the case of the Secured Credit Facility and the senior secured notes, will be secured in accordance with the terms of the applicable Debt Instrument by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors (including the assets owned by the Former New Secured Group Guarantors), subject to permitted liens and certain exceptions.

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of October 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends (in the case of the payment of dividends on preferred stock, our secured debt leverage ratio must also be less than 4.0 to 1.0), which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our Debt Instruments or otherwise affect compliance with any of the covenants contained in our Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

On January 15, 2019, pursuant to a Commitment Letter, the Company issued $25.0 million in aggregate principal amount of the Additional 10.5% 2024 Notes to certain funds managed, advised or sub-advised by GSO at a discount for a purchase price of $21.3 million in cash. The Additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes.

On October 31, 2019, K. Hovnanian, the Company, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. Availability under the Secured Credit Agreement will terminate on December 28, 2022 and the Secured Revolving Loans will bear interest at a rate per annum equal to 7.75%, and interest will be payable in arrears, on the last business day of each fiscal quarter. In connection with the entering into of the Secured Credit Agreement, K. Hovnanian terminated its then existing Secured Credit Facility.

On October 31, 2019, K. Hovnanian completed private placements of senior secured notes as follows: (i) K. Hovnanian issued an aggregate of $350.0 million of 7.75% Senior Secured 1.125 Lien Notes due 2026 (the “1.125 Lien Notes”) in part pursuant to a Note Purchase Agreement, dated October 31, 2019, among K. Hovnanian, the Notes Guarantors and certain Investors as purchasers thereof (the “1.125 Lien Notes Purchase Agreement”) and in part pursuant to the Exchange Agreement (as defined below), with the proceeds from the sale of 1.125 Lien Notes under the 1.125 Lien Notes Purchase Agreement used to fund the cash payments to certain Exchanging Holders (as defined below) under the Exchange Agreement; and (ii) K. Hovnanian issued an aggregate of $282.3 million of 10.5% Senior Secured 1.25 Lien Notes due 2026 (the “1.25 Lien Notes”), pursuant to a Note Purchase Agreement (the “1.25 Lien Notes Purchase Agreement”), dated October 31, 2019, among K. Hovnanian, the Notes Guarantors and certain Investors as purchasers thereof (the “1.25 Lien Notes Purchasers”), the proceeds of which were used to fund the Satisfaction and Discharge (as defined below).

In addition, on October 31, 2019, K. Hovnanian completed private exchanges of (i) approximately $221.0 million aggregate principal amount of its 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and approximately $114.0 million aggregate principal amount of its 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”) held by certain participating bondholders (the “Exchanging Holders”) for a portion of the $350.0 million aggregate principal amount of 1.125 Lien Notes described above and/or cash, and (ii) approximately $99.6 million aggregate principal amount of its 10.5% 2024 Notes held by certain of the Exchanging Holders for approximately $103.1 million aggregate principal amount of 11.25% Senior Secured 1.5 Lien Notes due 2026 (the “1.5 Lien Notes” and, together with the 1.125 Lien Notes and the 1.25 Lien Notes, the “New Secured Notes”), pursuant to an Exchange Agreement, dated October 30, 2019 (the “Exchange Agreement”), among K. Hovnanian, the Notes Guarantors and the Exchanging Holders.

On October 31, 2019, K. Hovnanian issued notices of redemption for all of its outstanding 9.50% Senior Secured Notes due 2020 (the “9.50% Notes”), 2.000% Senior Secured Notes due 2021 (the “2.000% Notes”) and 5.000% Senior Secured Notes due 2021 (the “5.000% Notes”) and deposited with Wilmington Trust, National Association, as trustee under the indenture (the “9.50% Notes Indenture”) governing the 9.50% Notes and as trustee under the indenture (the “5.000%/2.000% Notes Indenture”) governing the 5.000% Notes and the 2.000% Notes sufficient funds to satisfy and discharge (collectively, the “Satisfaction and Discharge”) (i) the 9.50% Indenture and to fund the redemption of all outstanding 9.50% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the November 10, 2019 redemption date and (ii) the 5.000%/2.000% Indenture and to fund the redemption of all outstanding 5.000% Notes and 2.000% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the November 30, 2019 redemption date. Proceeds from the issuance of the 1.25 Lien Notes together with cash on hand were used to fund the Satisfaction and Discharge. Upon the Satisfaction and Discharge of the 9.50% Notes Indenture, all of the collateral securing the 9.50% Notes was released and the restrictive covenants and events of default contained therein ceased to have effect and upon the Satisfaction and Discharge of the 5.000%/2.000% Notes Indenture, all of the collateral securing the 5.000% Notes and the 2.000% Notes was released and the restrictive covenants and events of default contained therein ceased to have effect as to both such series of Notes.

The Company and K. Hovnanian obtained the consent of certain lenders/holders under its existing debt instruments to amend such debt instruments in connection with the issuance of the New Secured Notes and the execution of the indentures governing the New Secured Notes and the Secured Credit Agreement. The Company, K. Hovnanian and the guarantors also amended such debt instruments to add the Former New Secured Group Guarantors as guarantors thereunder and, in the case of the Second Lien Notes, to add the Former New Secured Group Guarantors as pledgors and grantors of their assets (subject to permitted liens and certain exceptions) to secure such Second Lien Notes.

The transactions that were consummated on October 31, 2019, as described, are collectively referred to herein as the “2019 Transactions.” The 2019 Transactions resulted in a loss in extinguishment of debt of $42.4 million for the year ended October 31, 2019 which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $203.6 million and $95.6 million (net of debt issuance costs) at October 31, 2019 and October 31, 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $410.2 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.3% and 6.1% at October 31, 2019 and October 31, 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2019 and 2018, we had an aggregate of $140.2 million and $113.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2019 or 2018. As of October 31, 2019, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2019, 2018 and 2017, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On October 31, 2019, in connection with the issuance of the 7.75% Senior Secured 1.25 Lien Notes due 2026, we issued and sold an aggregate of 178,427 shares of Class A Common Stock, par value $0.01 per share (and associated Preferred Stock Purchase Rights), to the purchasers of such Notes for an aggregate purchase price of $1,784.27. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $111.9 million during the year ended October 31, 2019 from October 31, 2018. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $12.6 million, in the Mid-Atlantic by $46.5 million, in the Midwest by $9.7 million, in the Southeast by $3.8 million, in the Southwest by $7.5 million and in the West by $31.8 million. These inventory fluctuations were primarily attributable to new land purchases and land development, partially offset by home deliveries and land sales during the period. During the year ended October 31, 2019, we had aggregate impairments in the amount of $2.7 million. We wrote-off costs in the aggregate amount of $3.6 million during the year ended October 31, 2019 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term. Substantially all homes under construction or completed and included in inventory at October 31, 2019 are expected to be closed during the next six to nine months.

Consolidated inventory not owned increased $102.4 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Consolidated Balance Sheets in accordance with US GAAP. The increase from October 31, 2018 to October 31, 2019 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2019, inventory of $136.1 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $89.8 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2019, inventory of $54.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2019, we had mothballed land in 13 communities. The book value associated with these communities at October 31, 2019 was $13.8 million, which was net of impairment charges recorded in prior periods of $138.1 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2019, we did not mothball any additional communities, but we sold two previously mothballed communities and re-activated three previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, and are actively marketing the land for sale, represented $6.4 million of our total inventories at October 31, 2018, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2019:
Northeast	3,297	152	3,145
Mid-Atlantic	5,297	343	4,954
Midwest	3,898	450	3,448
Southeast	4,693	282	4,411
Southwest	7,188	663	6,525
West	5,260	301	4,959
Consolidated total	29,633	2,191	27,442
Unconsolidated joint ventures	4,226	461	3,765
Owned	11,374	1,658	9,716
Optioned	18,004	278	17,726
Construction to permanent financing lots	255	255	-
Consolidated total	29,633	2,191	27,442
Lots controlled by unconsolidated joint ventures	4,226	461	3,765

October 31, 2018:
Northeast	3,920	51	3,869
Mid-Atlantic	4,795	296	4,499
Midwest	4,758	394	4,364
Southeast	4,671	251	4,420
Southwest	6,783	523	6,260
West	5,630	311	5,319
Consolidated total	30,557	1,826	28,731
Unconsolidated joint ventures	4,029	366	3,663
Owned	12,729	1,356	11,373
Optioned	17,610	252	17,358
Construction to permanent financing lots	218	218	-
Consolidated total	30,557	1,826	28,731
Lots controlled by unconsolidated joint ventures	4,029	366	3,663

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase in the total homes from October 31, 2018 to October 31, 2019 is primarily due to the increase in community count during the period, along with a planned increase of additional unsold homes in certain markets to take advantage of increased sales pace.

	October 31, 2019			October 31, 2018
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	58	12	70	24	5	29
Mid-Atlantic	63	12	75	38	19	57
Midwest	31	10	41	19	10	29
Southeast	78	15	93	62	11	73
Southwest	320	12	332	335	14	349
West	213	19	232	93	12	105
Total	763	80	843	571	71	642
Started or completed unsold homes and models per active selling communities (1)	5.4	0.6	6.0	4.6	0.6	5.2

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 141 and 123 at October 31, 2019 and 2018, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents increased $8.1 million from October 31, 2018 to $20.9 million at October 31, 2019. The increase was primarily due to cash collateral for new letters of credit issued during the period.

Investments in and advances to unconsolidated joint ventures increased $3.3 million during the fiscal year ended October 31, 2019 compared to October 31, 2018. The increase was primarily due to the income from two of our joint ventures during fiscal 2019, along with new capital contributions for existing joint ventures and a new joint venture during fiscal 2019, partially offset by a note receivable from one of our joint ventures that was paid off the fourth quarter of fiscal 2019, along with partner distributions during the period. As of October 31, 2019 and October 31, 2018, we had investments in ten and nine unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net increased $9.7 million from October 31, 2018 to $44.9 million at October 31, 2019. The increase was primarily due to an increase in receivables for reimbursements of expenditures in connection with certain structured lot option agreements, along with increased receivables related to the timing of home closings during the period, as well as a new insurance receivable for premium adjustments and a new receivable related to the funding of the Satisfaction and Discharge as described under “ – Capital Resources and Liquidity”. These increases were partially offset by a decrease related the return of a municipal receivable during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2019	October 31, 2018	Dollar Change
Prepaid insurance	$2,061	$2,514	$(453)
Prepaid project costs	32,015	28,667	3,348
Other prepaids	10,808	7,505	3,303
Other assets	820	464	356
Total	$45,704	$39,150	$6,554

Prepaid insurance decreased slightly due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered, and therefore have increased as our community count has increased. Other prepaids increased primarily due to costs associated with the refinancing of our senior secured revolving credit facility in the fourth quarter of fiscal 2019.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $163.0 million and $129.0 million at October 31, 2019 and 2018, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2018 was primarily related to an increase in the volume of loans originated during the fourth quarter of 2019 compared to the fourth quarter of 2018, partially offset by a decrease in the average loan value.

Nonrecourse mortgages secured by inventory increased to $203.6 million at October 31, 2019, from $95.6 million at October 31, 2018. The increase was primarily due to a new mortgage on several communities that are part of a consolidated joint venture entered into in the second quarter of fiscal 2019, along with new mortgages for other communities in most of our segments obtained during fiscal 2019, as well as additional loan borrowings on existing mortgages, partially offset by the payment of existing mortgages during the period.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2019	October 31, 2018	Dollar Change
Accounts payable	$141,667	$127,795	$13,872
Reserves	92,083	99,229	(7,146)
Accrued expenses	19,208	14,884	4,324
Accrued compensation	53,157	53,200	(43)
Other liabilities	14,078	9,791	4,287
Total	$320,193	$304,899	$15,294

The increase in accounts payable was primarily due to the increase in deliveries in the fourth quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018. Reserves decreased during the period, primarily due to a reduction in our construction defect reserves in connection with our annual assessment as our loss experience has continued to improve over the past few years. Accrued expenses increased primarily due to accruals for legal fees associated with the 2019 Transactions (as previously defined). Other liabilities increased primarily due to several new municipal loans and bonds for land development issued during the period.

Customers’ deposits increased $5.8 million from October 31, 2018 to $35.9 million at October 31, 2019. The increase was primarily related to the increase in backlog during the year.

Liabilities from inventory not owned increased $77.6 million to $141.0 million at October 31, 2019. The increase was due an increase in land banking transactions during the period, along with an increase in the sale and leaseback of certain model homes, both of which are accounted for as financing transactions as described above.

Accrued interest decreased $16.5 million to $19.1 million at October 31, 2019. The decrease was primarily due to interest payments made on debt in connection with the 2019 Transactions (as previously defined) during the fourth quarter of fiscal 2019.

Financial Services (liabilities) increased $25.7 million from $143.4 million at October 31, 2018, to $169.1 million at October 31, 2019. The increase is primarily due to an increase in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the increase in the volume of mortgage loans held for sale during the period.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Homebuilding:
Sale of homes	$43,454	$(433,805)	$(260,757)
Land sales	(15,066)	(24,319)	(27,445)
Other revenues	(3,502)	3,080	1,494
Financial services	797	(5,388)	(13,874)
Total change	$25,683	$(460,432)	$(300,582)
Total revenues percent change	1.3%	(18.8)%	(10.9)%

Homebuilding

Sale of homes revenues increased $43.5 million, or 2.3%, for the year ended October 31, 2019, decreased $433.8 million, or 18.5%, for the year ended October 31, 2018, and decreased $260.8 million, or 10.0%, for the year ended October 31, 2017 as compared to the same period of the prior year. The increased revenues in fiscal 2019 were primarily due to the number of home deliveries increasing 2.0%, and the average price per home increasing to $394,194 in fiscal 2019 from $393,280 in fiscal 2018. The increase in deliveries in fiscal 2019 were primarily due to the result of an increase in community count in fiscal 2019 as compared to fiscal 2018 of 14.6%. The decreased revenues in fiscal 2018 were primarily due to the number of home deliveries decreasing 13.5% and the average price per home decreasing to $393,280 in fiscal 2018 from $417,714 in fiscal 2017. The decreased revenues in fiscal 2017 were primarily due to the number of home deliveries decreasing 13.3%, partially offset by the average price per home increasing to $417,714 in fiscal 2017 from $402,350 in fiscal 2016. The decrease in fiscal 2018 and 2017 deliveries were primarily the result of a reduction in community count by 5.4% and 22.2%, respectively. The fluctuations in average prices for fiscal 2019, 2018, and 2017 were primarily the result of geographic and community mix of our deliveries. For fiscal 2018, there were also home price decreases (which we increase or decrease in communities depending on the respective community’s performance), partially offset by price increases in some communities primarily in the West. For fiscal 2017, we were also able to raise home prices in certain communities. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. For further detail on land sales and other revenue, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Northeast:
Housing revenues	$116,889	$96,012	$166,752
Homes delivered	192	178	351
Average price	$608,797	$539,393	$475,077
Mid-Atlantic:
Housing revenues	$356,674	$354,153	$463,271
Homes delivered	652	672	856
Average price	$547,046	$527,013	$541,205
Midwest:
Housing revenues	$203,734	$196,307	$199,009
Homes delivered	680	662	640
Average price	$299,609	$296,536	$310,951
Southeast:
Housing revenues	$219,860	$237,948	$257,066
Homes delivered	545	596	614
Average price	$403,413	$399,242	$418,675
Southwest:
Housing revenues	$627,201	$637,568	$826,422
Homes delivered	1,866	1,873	2,357
Average price	$336,121	$340,399	$350,624
West:
Housing revenues	$425,324	$384,240	$427,513
Homes delivered	1,011	866	784
Average price	$420,696	$443,695	$545,297
Consolidated total:
Housing revenues	$1,949,682	$1,906,228	$2,340,033
Homes delivered	4,946	4,847	5,602
Average price	$394,194	$393,280	$417,714
Unconsolidated joint ventures:(1)
Housing revenues	$485,324	$599,979	$310,573
Homes delivered	774	984	547
Average price	$627,034	$609,735	$567,774

(1) Represents housing revenue and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

The increase in housing revenues during year ended October 31, 2019, as compared to year ended October 31, 2018, was primarily attributed to our increased deliveries, as our community count has increased year over year, and by the increase in average sales price. Housing revenues in fiscal 2019 increased in all of our homebuilding segments combined by 2.3%, and average sales price increased by 0.2%, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2019 as compared to fiscal 2018 by 7.9%, 2.7% and 16.7% in the Northeast, Midwest and West, respectively, and decreased by 3.0%, 8.6% and 0.4% in the Mid-Atlantic, Southeast and Southwest, respectively. Overall in fiscal 2019 as compared to fiscal 2018 homes delivered increased 2.0% across all our segments, excluding unconsolidated joint ventures.

The decrease in housing revenues during year ended October 31, 2018, as compared to year ended October 31, 2017, was primarily attributed to our decreased deliveries, as our community count decreased year over year, and by the decrease in average sales price. Housing revenues in fiscal 2018 decreased in all of our homebuilding segments combined by 18.5%, and average sales price decreased by 5.8%, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered decreased in fiscal 2018 as compared to fiscal 2017 by 49.3%, 21.5%, 2.9% and 20.5% in the Northeast, Mid-Atlantic, Southeast and Southwest, respectively, and increased by 3.4% and 10.5% in the Midwest and West, respectively. Overall in fiscal 2018 as compared to fiscal 2017 homes delivered decreased 13.5% across all our segments, excluding unconsolidated joint ventures.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2019, 2018 and 2017 are set forth below (net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period):

	Quarter Ended
(In thousands)	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Housing revenues:
Northeast	$70,650	$20,694	$13,040	$12,505
Mid-Atlantic	135,866	86,811	80,818	53,179
Midwest	68,714	47,261	42,870	44,889
Southeast	76,414	50,217	49,346	43,883
Southwest	213,089	152,615	143,634	117,863
West	127,413	110,251	97,844	89,816
Consolidated total	$692,146	$467,849	$427,552	$362,135
Sales contracts (net of cancellations):
Northeast	$37,860	$37,560	$62,580	$34,950
Mid-Atlantic	86,296	99,807	118,245	81,514
Midwest	54,682	58,794	68,744	37,046
Southeast	69,765	58,648	64,772	40,460
Southwest	166,723	202,553	192,630	115,338
West	102,460	131,483	120,616	57,018
Consolidated total	$517,786	$588,845	$627,587	$366,326

	Quarter Ended
(In thousands)	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Housing revenues:
Northeast	$25,606	$26,701	$23,513	$20,192
Mid-Atlantic	99,493	79,593	104,058	71,009
Midwest	67,395	45,579	42,816	40,517
Southeast	72,828	47,472	60,974	56,674
Southwest	193,000	157,406	158,958	128,204
West	135,353	86,108	77,798	84,981
Consolidated total	$593,675	$442,859	$468,117	$401,577
Sales contracts (net of cancellations):
Northeast	$16,044	$18,045	$15,278	$25,363
Mid-Atlantic	84,027	76,324	117,399	63,213
Midwest	44,167	43,596	67,308	49,416
Southeast	41,126	71,381	62,741	50,455
Southwest	123,485	177,174	198,487	141,458
West	83,933	102,183	93,213	69,397
Consolidated total	$392,782	$488,703	$554,426	$399,302

	Quarter Ended
(In thousands)	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Housing revenues:
Northeast	$27,913	$40,015	$45,917	$52,907
Mid-Atlantic	149,881	113,111	100,120	100,159
Midwest	72,944	40,620	41,794	43,651
Southeast	78,267	68,408	54,005	56,386
Southwest	209,223	209,041	224,898	183,260
West	128,555	103,087	100,819	95,052
Consolidated total	$666,783	$574,282	$567,553	$531,415
Sales contracts (net of cancellations):
Northeast	$24,407	$26,648	$29,918	$38,045
Mid-Atlantic	77,112	97,017	123,045	102,246
Midwest	38,139	48,257	61,489	45,566
Southeast	56,354	73,896	55,577	46,451
Southwest	142,926	177,285	227,500	170,884
West	91,048	103,342	142,522	84,423
Consolidated total	$429,986	$526,445	$640,051	$487,615

Contracts per average active selling community in fiscal 2019 were 39.0 compared to fiscal 2018 of 35.9. Our reported level of sales contracts (net of cancellations) has been positively impacted by an increase in community count, along with an increase in the pace of sales in most of the Company’s segments during fiscal 2019. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2019	2018	2017	2016	2015
First	24%	18%	19%	20%	16%
Second	19%	17%	18%	19%	16%
Third	19%	19%	19%	21%	20%
Fourth	21%	23%	22%	20%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2019	2018	2017	2016	2015
First	16%	12%	12%	13%	11%
Second	20%	15%	16%	14%	14%
Third	16%	14%	13%	12%	13%
Fourth	14%	13%	12%	11%	12%

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

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

(Dollars in thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Northeast:
Total contract backlog	$86,557	$30,496	$51,778
Number of homes	152	51	98
Mid-Atlantic: (1)
Total contract backlog	$193,387	$180,546	$185,123
Number of homes	343	296	309
Midwest:
Total contract backlog	$122,681	$107,149	$98,969
Number of homes	450	394	382
Southeast:
Total contract backlog	$121,921	$108,137	$120,382
Number of homes	282	251	285
Southwest:
Total contract backlog	$230,898	$180,854	$177,818
Number of homes	663	523	509
West:
Total contract backlog	$124,700	$138,448	$173,963
Number of homes	301	311	400
Totals: (1)
Total consolidated contract backlog	$880,144	$745,630	$808,033
Number of homes	2,191	1,826	1,983

(1)	Contract backlog as of October 31, 2019 excludes 29 homes that were sold to one of our joint ventures at the time of the joint venture formation.

Contract backlog dollars increased 18.0% as of October 31, 2019 compared to October 31, 2018, and the number of homes in backlog increased 20.0% for the same period. The increase in backlog was driven by a 14.3% increase in net contracts and the increase in community count for the year ended October 31, 2019 compared to the prior fiscal year. In the month of November 2019, excluding unconsolidated joint ventures, we signed an additional 404 net contracts amounting to $159.1 million in contract value.

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

	Year Ended
(Dollars in thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Sale of homes	$1,949,682	$1,906,228	$2,340,033
Cost of sales, excluding interest expense and land charges	1,596,237	1,555,894	1,937,116
Homebuilding gross margin, before cost of sales interest expense and land charges	353,445	350,334	402,917
Cost of sales interest expense, excluding land sales interest expense	70,520	56,588	76,902
Homebuilding gross margin, after cost of sales interest expense, before land charges	282,925	293,746	326,015
Land charges	6,288	3,501	17,813
Homebuilding gross margin	$276,637	$290,245	$308,202
Gross margin percentage	14.2%	15.2%	13.2%
Gross margin percentage, before cost of sales interest expense and land charges	18.1%	18.4%	17.2%
Gross margin percentage, after cost of sales interest expense, before land charges	14.5%	15.4%	13.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Sale of homes	100.0%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.1%	71.9%	73.1%
Commissions	3.7%	3.6%	3.4%
Financing concessions	1.4%	1.2%	1.2%
Overheads	4.7%	4.9%	5.1%
Total cost of sales, before interest expense and land charges	81.9%	81.6%	82.8%
Cost of sales interest	3.6%	3.0%	3.3%
Land charges	0.3%	0.2%	0.7%
Gross margin percentage	14.2%	15.2%	13.2%
Gross margin percentage, before cost of sales interest expense and land charges	18.1%	18.4%	17.2%
Gross margin percentage, after cost of sales interest expense and before land charges	14.5%	15.4%	13.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 14.2% for the year ended October 31, 2019 compared to 15.2% for the same period last year. This decrease was primarily due to the increase in cost of sales interest as previously discussed in “ – Overview.” Also contributing to the decrease is the mix of communities delivering compared to the same period of the prior year, along with a slight increase in direct costs and financing concessions. Total homebuilding gross margin percentage increased to 15.2% for the year ended October 31, 2018 compared to 13.2% for the same period of the prior year. This increase was primarily due to the mix of communities delivering homes and the reduction of our warranty reserves, as a result of our annual analysis performed in the fourth quarter of each year, along with a $6.3 million benefit from a one-time credit related to a land development reimbursement from a municipality in California. For the years ended October 31, 2019, 2018 and 2017, gross margin was favorably impacted by the reversal of prior period inventory impairments of $37.7 million, $51.7 million and $74.4 million, respectively, which represented 1.9%, 2.7% and 3.2%, respectively, of “Sale of homes” revenue.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $6.3 million, $3.5 million and $17.8 million during the years ended October 31, 2019, 2018 and 2017, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2019, 2018 and 2017, we wrote off residential land options and approval and engineering costs totaling $3.6 million, $1.4 million and $2.7 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2019, 2018 and 2017. The inventory impairments amounted to $2.7 million, $2.1 million and $15.1 million for the years ended October 31, 2019, 2018 and 2017, respectively. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2019. In fiscal 2019, we walked away from 22.3% of all the lots we controlled under option contracts. The remaining 77.7% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2019:

(Dollars in millions)	Dollar Amount of Walk Away	Number of Walk- Away Lots	% of Walk- Away Lots	Total Option Lots(1)	Walk- Away Lots as a % of Total Option Lots
Northeast	$0.6	880	17.1%	3,681	23.9%
Mid-Atlantic	0.5	976	18.9%	3,906	25.0%
Midwest	0.9	901	17.5%	3,427	26.3%
Southeast	0.3	825	16.0%	3,806	21.7%
Southwest	0.6	778	15.1%	5,856	13.3%
West	0.7	793	15.4%	2,481	32.0%
Total	$3.6	5,153	100.0%	23,157	22.3%

(1)	Includes lots optioned at October 31, 2019 and lots optioned that the Company walked away from in the year ended October 31, 2019.

The following table represents impairments by segment for the year ended October 31, 2019:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value(1)	% of Pre- Impairment Value
Northeast	$0.2	7.4%	$7.8	2.6%
Mid-Atlantic	0.3	11.1%	1.7	17.6%
Midwest	1.4	51.9%	4.6	30.4%
Southeast	0.7	25.9%	2.2	31.8%
Southwest	0.1	3.7%	1.2	8.3%
West	-	-%	-	-%
Total	$2.7	100.0%	$17.5	15.4%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Land and lot sales	$9,211	$24,277	$48,596
Cost of sales, excluding interest	8,540	10,661	24,688
Land and lot sales gross margin, excluding interest	671	13,616	23,908
Land and lot sales interest expense	205	4,097	11,634
Land and lot sales gross margin, including interest	$466	$9,519	$12,274

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were six land sales in the year ended October 31, 2019, compared to four in the same period of the prior year, resulting in a $15.1 million decrease in land sales revenue. Despite an increase in the number of land sales in fiscal 2019, there was a significant land sale in the Northeast segment in fiscal 2018 which resulted in the decrease in land sales revenue during fiscal 2019. There were four land sales in the year ended October 31, 2018, compared to ten in the same period of the prior year, resulting in a $24.3 million decrease in land sales revenue.

Land sales and other revenues decreased $18.6 million for the year ended October 31, 2019 and decreased $21.2 million for the year ended October 31, 2018 compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease from fiscal 2018 to fiscal 2019 and the decrease from fiscal 2017 to fiscal 2018 was mainly due to the fluctuations in land sales revenue noted above. Slightly offsetting the decrease from fiscal 2017 to fiscal 2018 was the gain recognized from the sale of our former corporate headquarters building in the first quarter of fiscal 2018.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $7.6 million to $166.8 million for the year ended October 31, 2019 as compared to the year ended October 31, 2018. The increase was primarily related to a decrease of joint venture management fees received of $4.2 million, which offset general and administrative expenses, as a result of less unconsolidated joint venture deliveries, and $3.3 million less of a reduction of our construction defect reserves (a $6.9 million reduction in fiscal 2019 as compared to $10.2 million reduction in fiscal 2018) based on our annual actuarial analysis. SGA decreased $37.1 million to $159.2 million for the year ended October 31, 2018 as compared to the year ended October 31, 2017. The decrease was primarily related to a $10.2 million reduction in our construction defect reserves based on our annual actuarial analysis, along with a $2.3 million reduction for a litigation settlement, and $12.5 million of additional reserves recorded in fiscal 2017 related to the Grandview II litigation. The remaining decrease is due to the reduction of our community count, a decrease in insurance costs and the increase of joint venture management fees received, which offset general and administrative expenses, as a result of more joint venture deliveries.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2019	Variance 2019 Compared to 2018	2018	Variance 2018 Compared to 2017	2017
Northeast
Homebuilding revenue	$124,372	$8,076	$116,296	$(93,213)	$209,509
Income before income taxes	$20,954	$85	$20,869	$18,569	$2,300
Homes delivered	192	14	178	(173)	351
Average sales price	$608,797	$69,404	$539,393	$64,316	$475,077
Mid-Atlantic
Homebuilding revenue	$357,247	$2,557	$354,690	$(109,436)	$464,126
Income before income taxes	$14,327	$(4,430)	$18,757	$1,566	$17,191
Homes delivered	652	(20)	672	(184)	856
Average sales price	$547,046	$20,033	$527,013	$(14,192)	$541,205
Midwest
Homebuilding revenue	$204,461	$7,862	$196,599	$(3,171)	$199,770
(Loss) income before income taxes	$(649)	$(2,177)	$1,528	$2,679	$(1,151)
Homes delivered	680	18	662	22	640
Average sales price	$299,609	$3,073	$296,536	$(14,415)	$310,951
Southeast
Homebuilding revenue	$220,082	$(21,538)	$241,620	$(18,782)	$260,402
Loss before income taxes	$(10,060)	$(146)	$(9,914)	$(3,715)	$(6,199)
Homes delivered	545	(51)	596	(18)	614
Average sales price	$403,413	$4,171	$399,242	$(19,433)	$418,675
Southwest
Homebuilding revenue	$629,344	$(8,938)	$638,282	$(189,221)	$827,503
Income before income taxes	$33,459	$(16,393)	$49,852	$(21,688)	$71,540
Homes delivered	1,866	(7)	1,873	(484)	2,357
Average sales price	$336,121	$(4,278)	$340,399	$(10,225)	$350,624
West
Homebuilding revenue	$425,516	$40,889	$384,627	$(45,919)	$430,546
Income before income taxes	$40,018	$(7,969)	$47,987	$28,351	$19,636
Homes delivered	1,011	145	866	82	784
Average sales price	$420,696	$(22,999)	$443,695	$(101,602)	$545,297

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 6.9% in fiscal 2019 compared to fiscal 2018 primarily due to a 7.9% increase in homes delivered and a 12.9% increase in average selling price, partially offset by a $12.8 million decrease in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2019 compared to certain communities delivering in fiscal 2018 that had lower priced, single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $0.1 million to $21.0 million, which was mainly due to the increase in homebuilding revenues discussed above and the increase in gross margin percentage before interest expense for fiscal 2019 compared to fiscal 2018. This increase was partially offset by a $1.0 million decrease in income from unconsolidated joint ventures and a $0.5 million increase in selling, general and administrative costs for fiscal 2019 compared to fiscal 2018.

 Homebuilding revenues decreased 44.5% in fiscal 2018 compared to fiscal 2017 primarily due to a 49.3% decrease in homes delivered, partially offset by a 13.5% increase in average selling price. The increase in average sales price was the result of some new communities delivering higher priced single family homes in higher-end submarkets of the segment in fiscal 2018 compared to certain communities delivering in fiscal 2017 that had lower priced single family homes in similar submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was higher option revenue and location premiums and the result of our ability to raise prices in fiscal 2018 in certain communities that were delivering homes during both periods.

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

Mid-Atlantic – Homebuilding revenues increased 0.7% in fiscal 2019 compared to fiscal 2018 primarily due to a 3.8% increase in average sales price, partially offset by a 3.0% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2019 compared to certain communities delivering in fiscal 2018 that had lower priced, single family homes and townhomes in mid to higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $4.4 million to $14.3 million, due mainly to a $0.6 million increase in inventory impairment loss and land option write-offs and a slight decrease in gross margin percentage before interest expense for fiscal 2019 compared to fiscal 2018.

Homebuilding revenues decreased 23.6% in fiscal 2018 compared to fiscal 2017 primarily due to a 21.5% decrease in homes delivered and a 2.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to certain communities delivering in fiscal 2017 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $1.6 million to $18.8 million, due mainly to a $2.3 million decrease in selling, general and administrative costs and a $1.9 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense for fiscal 2018 compared to fiscal 2017.

Midwest – Homebuilding revenues increased 4.0% in fiscal 2019 compared to fiscal 2018 primarily due to a 2.7% increase in homes delivered and a 1.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2019 compared to certain communities delivering in fiscal 2018 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was higher option revenue in certain communities.

Income before taxes decreased $2.2 million to a loss of $0.6 million. The decrease was primarily due to a $2.0 million increase in selling, general and administrative costs and a $2.1 million increase in inventory impairment loss and land option write-offs, while gross margin percentage before interest expense was flat for fiscal 2019 compared to fiscal 2018.

Homebuilding revenues decreased 1.6% in fiscal 2018 compared to fiscal 2017. There was a 4.6% decrease in average sales price, partially offset by a 3.4% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to certain communities delivering in fiscal 2017 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Loss before income taxes improved $2.7 million to income of $1.5 million. The improvement was primarily due to a $2.7 million decrease in selling, general and administrative costs and the $0.6 million decrease in loss from unconsolidated joint ventures, partially offset by a slight decrease in gross margin percentage before interest expense.

Southeast – Homebuilding revenues decreased 8.9% in fiscal 2019 compared to fiscal 2018 primarily due to an 8.6% decrease in homes delivered, partially offset by a 1.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, single family homes in higher-end submarkets of the segment in fiscal 2019 compared to certain communities delivering in fiscal 2018 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was higher option revenue in certain communities.

Loss before income taxes increased $0.1 million to a loss of $10.0 million due to the decrease in homebuilding revenue discussed above and a $1.2 million increase in selling, general and administrative costs, partially offset by a $0.6 million decrease in inventory impairment loss and land option write-offs, a $3.3 million improvement in loss from unconsolidated joint ventures to income and a slight increase in gross margin percentage before interest expense for fiscal 2019 compared to fiscal 2018.

Homebuilding revenues decreased 7.2% in fiscal 2018 compared to fiscal 2017. The decrease was primarily due to a 2.9% decrease in homes delivered and a 4.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, single family homes and townhomes in lower-end submarkets of the segment in fiscal 2018 compared to some communities delivering in fiscal 2017 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

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

Southwest – Homebuilding revenues decreased 1.4% in fiscal 2019 compared to fiscal 2018 primarily due to a 0.4% decrease in homes delivered and a 1.3% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2019 compared to some communities delivering in fiscal 2018 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $16.4 million to $33.5 million in fiscal 2019 mainly due to the decrease in homebuilding revenues discussed above and a decrease in gross margin percentage before interest expense for fiscal 2019 compared to fiscal 2018, partially offset by a $2.8 million increase in income from unconsolidated joint ventures and a $1.9 million decrease in selling, general and administrative costs.

Homebuilding revenues decreased 22.9% in fiscal 2018 compared to fiscal 2017 primarily due to a 20.5% decrease in homes delivered and a 2.9% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities delivering in fiscal 2017 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $21.7 million to $49.9 million in fiscal 2018 mainly due to the decrease in homebuilding revenues discussed above, partially offset by a $5.5 million increase in income from unconsolidated joint ventures. Additionally, the gross margin percentage before interest expense was flat for fiscal 2018 compared to fiscal 2017.

West – Homebuilding revenues increased 10.6% in fiscal 2019 compared to fiscal 2018 primarily due to a 16.7% increase in homes delivered, partially offset by a 5.2% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2019 compared to some communities delivering in fiscal 2018 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $8.0 million to $40.0 million in fiscal 2019 due mainly to a $4.1 million increase in selling, general and administrative costs, a $3.2 million decrease in income from unconsolidated joint ventures to a loss and a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues decreased 10.7% in fiscal 2018 compared to fiscal 2017 primarily due to an 18.6% decrease in average sales price and a $2.6 million decrease in land sales and other revenue, partially offset by 10.5% increase in homes delivered. The decrease in average sales price was the result of new communities delivering lower priced, single family homes in lower-end submarkets of the segment in fiscal 2018 compared to some communities delivering in fiscal 2017 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Partially offsetting the decrease in average sales price was the impact of price increases in certain communities within the segment.

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

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2019, 2018 and 2017, our conforming conventional loan originations as a percentage of our total loans were 65.8%, 69.8% and 69.0%, respectively. FHA/VA loans represented 29.8%, 24.6%, and 25.1%, respectively, of our total loans. The remaining 4.4%, 5.6% and 5.9% of our loan originations represent jumbo and/or USDA loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2019, 2018, and 2017, financial services provided a $17.6 million, $18.2 million and $26.4 million pretax profit, respectively. In fiscal 2019, financial services pretax profit decreased $0.6 million primarily due to the geographic mix of title company activity within each period. In fiscal 2018, financial services pretax profit decreased $8.2 million compared to fiscal 2017 due to the decrease in homebuilding deliveries, and the decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans as a result of the competitive financial services market and recent increases in mortgage rates. In the market areas served by our wholly owned mortgage banking subsidiaries, 70.9%, 72.4%, and 67.8% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2019, 2018, and 2017, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, legal expenses, rent and facility costs and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $3.3 million for the year ended October 31, 2019 compared to the year ended October 31, 2018, and increased $10.3 million for the year ended October 31, 2018 compared to the year ended October 31, 2017. The decrease in expense for fiscal 2019 was due to decreased legal fees (including litigation) related to financing transactions and higher costs for ongoing litigations involving the Company during fiscal 2018 which did not recur in fiscal 2019, along with a decrease in stock compensation expense, primarily due to the cancellation of certain stock awards that did not meet their performance criteria in fiscal 2019. Also impacting the decrease for fiscal 2019 is an increase in the adjustment to reserves for self-insured medical claims, which were reduced based on claim estimates. The increase in expense for fiscal 2018 was primarily due to increased legal (including litigation) fees related to our fiscal 2018 financing transactions and higher costs for ongoing litigations involving the Company. Also contributing to the increase in corporate general and administrative expenses was rent expense incurred during the year ended October 31, 2018, related to (i) the sale and leaseback of our former corporate headquarters building for the period from November 2017 to February 2018, and (ii) our new corporate headquarters building which we moved into in February 2018. Additionally impacting the increase was an increase in stock compensation expense in fiscal 2018, as a result of lower expense in fiscal 2017, resulting from the forfeiture of compensation under our long-term incentive plan due to the retirement of a senior executive, along with the cancellation of certain stock awards that did not meet their performance criteria.

Other Interest

Other interest decreased $13.2 million to $90.1 million for the year ended October 31, 2019 compared to October 31, 2018, and increased $6.0 million to $103.3 million for the year ended October 31, 2018 compared to October 31, 2017. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2019, the decrease was due to our assets that qualify for interest capitalization increasing by more than our debt, therefore the amount of directly expensed interest decreased. In fiscal 2018, the increase was attributed to more interest incurred as a result of the senior secured notes issued in July 2017 that have a higher interest rate than the senior secured notes which they refinanced and additional amounts outstanding under the term loan facility in fiscal 2018 compared to fiscal 2017.

Loss on Extinguishment of Debt

As a result of the 2019 Transactions we consummated on October 31, 2019 and discussed above under “- Capital Resources and Liquidity - Debt Transactions” and under Note 9 to the Consolidated Financial Statements. We incurred a $42.4 million loss on extinguishment of debt, a majority of which was non-cash.

We incurred a $7.5 million loss on extinguishment of debt during the year ended October 31, 2018 due to several financing and refinancing transactions completed in fiscal 2018 as described in Note 9 to the Consolidated Financial Statements under “ - Fiscal 2018.”

We incurred a $34.9 million loss on extinguishment of debt during the year ended October 31, 2017 due to three items that occurred during fiscal 2017. First, we repurchased in open market transactions $31.5 million aggregate principal amount of Senior Notes and 6,925 senior exchangeable note units representing $6.9 million stated amount of senior exchangeable note units. The aggregate purchase price for these transactions was $30.8 million, plus accrued and unpaid interest. These transactions resulted in a gain on extinguishment of debt of $7.8 million. Second, we incurred $0.4 million of costs associated with the Senior Secured Notes issued during the fourth quarter of fiscal 2016. Third, we completed certain refinancing transactions as described in Note 9 to the Consolidated Financial Statements under “ – Fiscal 2017,” which resulted in a loss on extinguishment of debt of $42.3 million.

Income (Loss) from Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income (loss) from unconsolidated joint ventures increased $4.9 million for the year ended October 31, 2019 from income of $24.0 million for the year ended October 31, 2018 to income of $28.9 million. The increase is due to our share of income from certain of our joint ventures delivering more homes resulting in increased profits for fiscal 2019 compared to fiscal 2018. Income (loss) from unconsolidated joint ventures increased $31.0 million for the year ended October 31, 2018 from a loss of $7.0 million for the year ended October 31, 2017 to income of $24.0 million. The increase is due to the recognition of our share of income from certain of our joint ventures delivering more homes and increased profits in the current fiscal year as compared to the prior fiscal year when they reported losses primarily due to startup costs.

Total Taxes

The total income tax expense of $2.4 million and $3.6 million for the years ended October 31, 2019 and 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $286.9 million for the year ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, the same years were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from net operating loss (“NOL”) carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets (“DTAs”) quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2019, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. As listed in Note 11 to the Consolidated Financial Statements, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $623.2 million as of October 31, 2019, which fully reserves for our DTAs, is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2019, we had $70.0 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $1.3 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

Unconsolidated Joint Ventures

As discussed in Note 20 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $539.7 million at October 31, 2019 and $602.0 million at October 31, 2018. Our investments in unconsolidated joint ventures totaled $127.0 million at October 31, 2019 and $123.7 million at October 31, 2018. As of October 31, 2019 and 2018, our unconsolidated joint ventures had outstanding debt totaling $186.9 and $236.7 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. While we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay our outstanding debt or to support the value of the collateral underlying the outstanding debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material to our consolidated financial statements. As discussed in Note 19 – Variable Interest Entities in the Notes to Consolidated Financial Statements. We determined that none of our joint ventures at October 31, 2019 and 2018 were a variable interest entity. All our unconsolidated joint ventures were accounted for under the equity method because we did not have a controlling financial interest.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2019.

	Payments Due by Period (1)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (2)(3)(4)	$2,391,127	$139,331	$492,180	$440,704	$1,318,912
Operating leases	30,833	9,785	14,722	4,572	1,754
Total	$2,421,960	$149,116	$506,902	$445,276	$1,320,666

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.3 million recorded for financial reporting purposes as of October 31, 2019 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)	Represents our senior unsecured term loan credit facility, senior secured and senior notes and other notes payable and $839.5 million of related interest payments for the life of such debt.

(3)	Does not include $203.6 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2019.

We had outstanding letters of credit and performance bonds of $19.2 million and $202.9 million, respectively, at October 31, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 54.0% of our homebuilding cost of sales for fiscal 2019.

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
●

Shortages in, and price fluctuations of, raw materials and labor, including due to changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products and related trade disputes with and retaliatory measures taken by other countries;

●	Reliance on, and the performance of, subcontractors;
●

Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;

●	Increases in cancellations of agreements of sale;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through unconsolidated joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Negative publicity.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2019 and 2018, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2019 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	FV at 10/31/19
Long term debt(1)(2):
Fixed rate	$-	$-	$218,994	$0	$211,391	$1,118,720	$1,549,105	$1,310,638

Weighted-average interest rate	-%	-%	10.0%	0%	10.50%	8.51%	8.99%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2019.

(2) Does not include $203.6 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2019. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2019 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 24, 2020, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	62	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Lucian T. Smith, III	59	Chief Operating Officer	2007
J. Larry Sorsby	64	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	49	Vice President, Chief Accounting Officer and Corporate Controller	2004

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 24, 2020.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 24, 2020.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 24, 2020.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 24, 2020.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

ITEM 16

Form 10-K Summary

None.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
3(b)	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2018).
4(a)	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
4(c)

Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005).

4(d)

Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant).

4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008).

4(f)

Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2018).

4(g)

Indenture, dated as of February 1, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the forms of 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed February 2, 2018).

4(h)

Second Supplemental Indenture, dated as of May 30, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 30, 2018).

4(i)

Sixth Supplemental Indenture, dated as of October 31, 2019, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(j)

Indenture dated as of July 27, 2017, relating to the 10.000% Senior Secured Notes due 2022 and the 10.500% Senior Secured Notes due 2024, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the forms of 10.000% Senior Secured Notes due 2022 and the 10.500% Senior Secured Note due 2024 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 28, 2017).

4(k)

Second Supplemental Indenture, dated January 16, 2018, relating to the 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 16, 2018).

4(l)

Ninth Supplemental Indenture, dated as of October 30, 2019, relating to the 10.000% Senior Secured Notes due 2022 and 10.500% Senior Secured Notes due 2024, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(m)

Indenture, dated as of November 5, 2014, relating to the 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the form of 8.000% Senior Notes (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 5, 2014).

4(n)

Eighteenth Supplemental Indenture, dated as of October 17, 2019, relating to the 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(o)

Nineteenth Supplemental Indenture, dated as of October 31, 2019, relating to the 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(p)

Twentieth Supplemental Indenture, dated as of November 1, 2019, relating to 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 5, 2019).

4(q)

Indenture, dated as of October 31, 2019, relating to the 7.75% Senior Secured 1.125 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 7.75% Senior Secured 1.125 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(r)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 7.75% Senior Secured 1.125 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2019).

4(s)

Indenture, dated as of October 31, 2019, relating to the 10.5% Senior Secured 1.25 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 10.5% Senior Secured 1.25 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(t)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 10.5% Senior Secured 1.25 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2019).

4(u)

Tenth Supplemental Indenture, dated as of December 6, 2019, relating to the 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on form 8-K of the Registrant filed December 6, 2019).

4(v)

Indenture, dated as of October 31, 2019, relating to the 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 11.25% Senior Secured 1.5 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

4(w)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2019).

4(x)

Indenture, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 10.000% Senior Secured 1.75 Lien Notes due 2025 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

4(y)	Description of the Registrant’s securities.
10(a)

Credit Agreement, dated as of October 31, 2019, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(b)

First Amendment, dated as of November 27, 2019, to the Credit Agreement, dated as of October 31, 2019, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2019).

10(c)

$212,500,000 Credit Agreement, dated as of January 29, 2018, by and among K. Hovnanian Enterprises Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed February 2, 2018).

10(d)

First Amendment, dated as of May 14, 2018, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 14, 2018).

10(e)

Second Amendment, dated as of October 31, 2019, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.

10(f)

Collateral Agency Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto, Wilmington Trust, National Association, as Notes Collateral Agent and Wilmington Trust, National Association, as Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 28, 2017).

10(g)

Security Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 28, 2017).

10(h)

Pledge Agreement, dated as of July 27, 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 28, 2017).

10(i)

Third Amended and Restated Mortgage Tax Collateral Agency Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Mortgage Tax Collateral Agent, Notes Collateral Agent and Junior Joint Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(j)

Trademark Security Agreement, dated as of July 27, 2017, between K. HOV IP II, Inc. and Wilmington Trust, National Association, as Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 28, 2017).

10(k)

Second Amended and Restated Intercreditor Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent, Joint First Lien Collateral Agent, Mortgage Tax Collateral Agent, 10.000% Junior Trustee, 10.000% Junior Collateral Agent, 10.500% Junior Trustee, 10.500% Junior Collateral Agent and Junior Joint Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(l)

Credit Agreement, dated as of December 10, 2019, relating to the 1.75 Lien Term Loans, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(m)

Joinder, dated as of December 10, 2019, to the Second Amended and Restated Intercreditor Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as 1.75 Lien Trustee, 1.75 Term Loan Administrative Agent and 1.75 Pari Passu Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(n)*	Form of 2019 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 of the Registrant).
10(o)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 the Registrant).
10(p)*

Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010).

10(q)*

Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc (Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant).

10(r)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant).

10(s)*

Executive Deferred Compensation Plan as amended and restated on January 1, 2014 (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2018 of the Registrant).

10(t)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 of the Registrant).

10(u)*	Form of Nonqualified Stock Option Agreement (Class B shares) (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the Registrant).
10(v)*	Form of Stock Option Agreement for Directors (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the Registrant).
10(w)*	Form of 2018 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 of the Registrant).
10(x)*	Form of 2016 Long Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 of the Registrant).
10(y)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 of the Registrant).

10(z)*	Form of Amendment to Outstanding Stock Option Grants (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).
10(aa)*

Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).

10(bb)*

Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).

10(cc)*	Form of Incentive Stock Option Agreement (2012) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(dd)*	Form of Stock Option Agreement (2012) for Directors (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(ee)*

Form of Market Share Unit Agreement Class A shares (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(ff)*

Form of Market Share Unit Agreement Class B shares (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(gg)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(hh)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(ii)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(jj)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed on February 4, 2019).

10(kk)*

Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed on January 27, 2014).

10(ll)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant).

10(mm)*	Market Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(nn)*	Market Share Unit Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(oo)*

Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(pp)*

Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(qq)*

Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(rr)*

Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(ss)*

Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(tt)*

Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(uu)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(vv)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(ww)*

Director Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(xx)*

Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class A (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(yy)*

Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class B (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(zz)*

Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class A (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(aaa)*

Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class B (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(bbb)*

Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ccc)*

Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ddd)*

Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(eee)*

Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(fff)*

Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ggg)*

Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(hhh)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(iii)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(jjj)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(kkk)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(lll)*	Director Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(mmm)*	Form of Letter Agreement entered into with Lucian Theon Smith III (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2017 of the Registrant).
10(nnn)*

Amendment to Form of Letter Agreement entered into with Lucian Theon Smith III (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 of the Registrant).

10(ooo)

Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as Administrative Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(ppp)

Pledge Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto to Wilmington Trust, National Association, as Administrative Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(qqq)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(rrr)

1.125 Lien Security Agreement, dated as of October 31, 2019, relating to the 7.75% Senior Secured 1.125 Lien Notes due 2026, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(sss)

1.125 Lien Pledge Agreement, dated as of October 31, 2019, relating to the 7.75% Senior Secured 1.125 Lien Notes due 2026, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto to Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(ttt)

1.125 Lien Trademark Security Agreement, dated as of October 31, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(uuu)

1.25 Lien Security Agreement, dated as of October 31, 2019, relating to the 10.5% Senior Secured 1.25 Lien Notes due 2026, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(vvv)

1.25 Lien Pledge Agreement, dated as of October 31, 2019, relating to the 10.5% Senior Secured 1.25 Lien Notes due 2026, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto to Wilmington Trust, National Association, as the 1.25 Lien Collateral Agent and the Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(www)

1.25 Lien Trademark Security Agreement, dated as of October 31, 2019, by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(xxx)

1.5 Lien Security Agreement, dated as of October 31, 2019, relating to the 11.25% Senior Secured 1.5 Lien Notes due 2026, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as the 1.5 Lien Collateral Agent and the Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(yyy)

1.5 Lien Pledge Agreement, dated as of October 31, 2019, relating to the 11.25% Senior Secured 1.5 Lien Notes due 2026, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto to Wilmington Trust, National Association, as the 1.5 Lien Collateral Agent and the Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(zzz)

1.5 Lien Trademark Security Agreement, dated as of October 31, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.5 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(aaaa)

1.75 Lien Security Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as the 1.75 Lien Pari Passu Collateral Agent, the Joint First Lien Collateral Agent, Administrative Agent and 1.75 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(bbbb)

1.75 Lien Pledge Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as the 1.75 Lien Pari Passu Collateral Agent and the Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(cccc)

1.75 Lien Trademark Security Agreement, dated as of December 10, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.75 Lien Pari Passu Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(dddd)

First Lien Collateral Agency Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, 1.125 Lien Collateral Agent, 1.25 Lien Collateral Agent, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(eeee)

First Lien Intercreditor Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(ffff)

Joinder No. 1, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.75 Lien Trustee and 1.75 Pari Passu Lien Collateral Agent, and acknowledged by Wilmington Trust, National Association, as 1.75 Lien Collateral Agent, with acknowledged receipt by Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(gggg)

Joinder No. 2, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as Administrative Agent and 1.75 Pari Passu Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

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
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2019 and October 31, 2018, (ii) the Consolidated Statements of Operations for the years ended October 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2019, 2018 and 2017 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 19, 2019, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ J. LARRY SORSBY	Executive Vice President, Chief Financial Officer and Director
J. Larry Sorsby	(Principal Financial Officer)

/s/ BRAD G. O’CONNOR	Vice President – Chief Accounting Officer and Corporate Controller
Brad G. O’Connor	(Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ JOSEPH A. MARENGI	Chairman of Compensation Committee and Director
Joseph A. Marengi

/s/ VINCENT PAGANO JR.	Chairman of Corporate Governance and Nominating Committee and Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of operations, equity deficit, and cash flows, for each of the three years in the period ended October 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 19, 2019

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2019	October 31, 2018
ASSETS
Homebuilding:
Cash and cash equivalents	$130,976	$187,871
Restricted cash and cash equivalents	20,905	12,808
Inventories:
Sold and unsold homes and lots under development	993,647	878,876
Land and land options held for future development or sale	108,565	111,368
Consolidated inventory not owned	190,273	87,921
Total inventories	1,292,485	1,078,165
Investments in and advances to unconsolidated joint ventures	127,038	123,694
Receivables, deposits and notes, net	44,914	35,189
Property, plant and equipment, net	20,127	20,285
Prepaid expenses and other assets	45,704	39,150
Total homebuilding	1,682,149	1,497,162

Financial services	199,275	164,880
Total assets	$1,881,424	$1,662,042

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$203,585	$95,557
Accounts payable and other liabilities	320,193	304,899
Customers’ deposits	35,872	30,086
Liabilities from inventory not owned, net of debt issuance costs	141,033	63,387
Revolving and term loan credit facilities, net of debt issuance costs	201,528	201,389
Notes payable (net of discount, premium and debt issuance costs) and accrued interest	1,297,543	1,273,446
Total homebuilding	2,199,754	1,968,764

Financial services	169,145	143,448
Income taxes payable	2,301	3,334
Total liabilities	2,371,200	2,115,546

Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2019 and 2018	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 5,973,727 shares at October 31, 2019 and 5,783,858 shares at October 31, 2018	60	58
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 650,363 shares at October 31, 2019 and 649,673 shares at October 31, 2018	7	6
Paid in capital - common stock	715,504	710,349
Accumulated deficit	(1,225,973)	(1,183,856)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at October 31, 2019 and 2018	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(490,463)	(453,504)
Noncontrolling interest in consolidated joint ventures	687	-
Total equity deficit	(489,776)	(453,504)
Total liabilities and equity	$1,881,424	$1,662,042

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2019	October 31, 2018	October 31, 2017
Revenues:
Homebuilding:
Sale of homes	$1,949,682	$1,906,228	$2,340,033
Land sales and other revenues	13,082	31,650	52,889
Total homebuilding	1,962,764	1,937,878	2,392,922
Financial services	54,152	53,355	58,743
Total revenues	2,016,916	1,991,233	2,451,665

Expenses:
Homebuilding:
Cost of sales, excluding interest	1,604,777	1,566,555	1,961,804
Cost of sales interest	70,725	60,685	88,536
Inventory impairment loss and land option write-offs	6,288	3,501	17,813
Total cost of sales	1,681,790	1,630,741	2,068,153
Selling, general and administrative	166,784	159,202	196,320
Total homebuilding expenses	1,848,574	1,789,943	2,264,473

Financial services	36,525	35,128	32,346
Corporate general and administrative	66,364	69,632	59,367
Other interest	90,056	103,297	97,304
Other operations	1,561	1,584	1,518
Total expenses	2,043,080	1,999,584	2,455,008
Loss on extinguishment of debt	(42,436)	(7,536)	(34,854)
Income (loss) from unconsolidated joint ventures	28,932	24,033	(7,047)
(Loss) income before income taxes	(39,668)	8,146	(45,244)
State and federal income tax provision:
State	2,449	3,626	11,261
Federal	-	-	275,688
Total income taxes	2,449	3,626	286,949
Net (loss) income	$(42,117)	$4,520	$(332,193)

Per share data:
Basic:
Net (loss) income per common share	$(7.06)	$0.73	$(56.23)
Weighted-average number of common shares outstanding	5,968	5,941	5,908
Assuming dilution:
Net (loss) income per common share	$(7.06)	$0.72	$(56.23)
Weighted-average number of common shares outstanding	5,968	6,072	5,908

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY DEFICIT

	A Common Stock		B Common Stock		Preferred Stock
(Dollars in thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total
Balance, October 31, 2016	5,281,840	$58	610,042	$6	5,600	$135,299	$707,670	$(856,183)	$(115,360)	-	$(128,510)
Stock options, amortization and issuances	1,930						556				556
Restricted stock amortization, issuances and forfeitures	7,542		2,362				(224)				(224)
Conversion of Class B to Class A common stock	100		(100)								-
Net (loss)								(332,193)			(332,193)
Balance, October 31, 2017	5,291,412	$58	612,304	$6	5,600	$135,299	$708,002	$(1,188,376)	$(115,360)	-	(460,371)
Stock options, amortization and issuances	1,210						802				802
Restricted stock amortization, issuances and forfeitures	20,672		9,834				1,545				1,545
Conversion of Class B to Class A common stock	134		(134)								-
Net income								4,520			4,520
Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	-	$(453,504)
Stock options, amortization and issuances							808				808
Restricted stock amortization, issuances and forfeitures	11,210		922	1			(126)				(125)
Issuance of shares for debt	178,427	2					4,473				4,475
Conversion of Class B to Class A common stock	232		(232)								-
Changes in noncontrolling interest in consolidated joint ventures										687	687
Net (loss)								(42,117)			(42,117)
Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net (loss) income	$(42,117)	$4,520	$(332,193)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,172	3,156	4,249
Compensation from stock options and awards	721	3,669	557
Amortization of bond discounts, premiums and deferred financing costs	8,128	8,822	13,875
Gain on sale and retirement of property and assets	(25)	(3,619)	(166)
(Income) loss from unconsolidated joint ventures	(28,932)	(24,033)	7,047
Distributions of earnings from unconsolidated joint venture	29,919	-	1,864
Loss on extinguishment of debt	42,436	7,536	34,854
Noncontrolling interest in consolidated joint ventures	4	-	-
Inventory impairment and land option write-offs	6,288	3,501	17,813
Deferred income tax provision	-	-	285,578
(Increase) decrease in assets:
Origination of mortgage loans	(1,089,825)	(1,069,519)	(1,045,991)
Sale of mortgage loans	1,054,535	1,071,250	1,078,649
Receivables, prepaids, deposits and other assets	(15,911)	20,669	5,249
Inventories	(220,608)	(58,801)	255,444
(Decrease) increase in liabilities:
State and federal income tax payable	(1,033)	1,107	282
Customers’ deposits	5,786	(3,686)	(3,657)
Accounts payable, accrued interest and other accrued liabilities	(2,665)	(31,394)	(21,876)
Net cash (used in) provided by operating activities	(249,127)	(66,822)	301,578
Cash flows from investing activities:
Proceeds from sale of property and assets	29	38,303	270
Purchase of property, equipment, and other fixed assets and acquisitions	(4,005)	(5,193)	(6,478)
Investment in and advances to unconsolidated joint ventures	(13,256)	(26,271)	(36,803)
Distributions of capital from unconsolidated joint ventures	8,925	28,662	13,304
Net cash (used in) provided by investing activities	(8,307)	35,501	(29,707)
Cash flows from financing activities:
Proceeds from mortgages and notes	318,462	181,101	199,275
Payments related to mortgages and notes	(209,445)	(162,192)	(218,468)
Proceeds from model sale leaseback financing programs	33,188	22,749	10,270
Payments related to model sale leaseback financing programs	(25,791)	(30,123)	(28,798)
Proceeds from land bank financing programs	104,961	18,827	29,190
Payments related to land bank financing programs	(33,902)	(38,991)	(71,757)
Proceeds from partner contributions to consolidated joint venture	683	-	-
Net proceeds (payments) related to mortgage warehouse lines of credit	27,101	(1,388)	(31,023)
Payments related to unsecured revolving credit facility	-	(52,000)	-
Payments related to senior secured term loan facility	-	(76,829)	-
Proceeds from senior unsecured term loan facility	-	202,547	-
Proceeds from senior secured notes, net of discount	578,231	-	840,000
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes	(570,032)	(285,095)	(861,976)
Deferred financing costs from land banking financing programs and note issuances	(16,748)	(8,035)	(14,556)
Net cash provided by (used in) financing activities	206,708	(229,429)	(147,843)
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(50,726)	(260,750)	124,028
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of year	232,992	493,742	369,714
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of year	$182,266	$232,992	$493,742

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$109,107	$112,016	$89,836
Income taxes	$3,483	$2,520	$1,089

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$130,976	$187,871	$463,697
Homebuilding: Restricted cash and cash equivalents	20,905	12,808	2,077
Financial Services: Cash and cash equivalents, included in Financial services assets	5,578	6,948	5,623
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	24,807	25,365	22,345
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$182,266	$232,992	$493,742

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

In the fourth quarter of fiscal 2019, we completed a partial debt for debt exchange of existing 10.0% Senior Secured Notes due 2022 and 10.5% Senior Secured Notes due 2024 for a combination of cash and newly issued 7.75% 1.125 Lien Notes due 2026 and 11.25% 1.5 Lien Notes due 2026. See Note 9 for further information.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all its consolidated subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends October 31. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by the Company. One of HEI's subsidiaries owns a 99% controlling interest in the consolidated joint venture and therefore HEI is required to consolidate the joint venture within its Consolidated Financial Statements. The 1% that we do not own is accounted for as noncontrolling interest.

Reclassifications - Effective October 31, 2018 we early adopted Accounting Standards Update (“ASU”) 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). As a result, restricted cash amounts are no longer shown within the operating and investing activities as these balances are now included in the beginning and ending cash balances in our Consolidated Statements of Cash Flows. The adoption also resulted in the reclassification of restricted cash in operating and investing activities of $4.0 million and $2.6 million, respectively, for the year ended October 31, 2017. These amounts are now included in the beginning and ending cash balances for the respective periods. See also the reconciliation of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows.

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

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for the year ended October 31, 2019, approximately 97% for the year ended October 31, 2018 and approximately 98% for the year ended October 31, 2017. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes at October 31, 2019 in 141 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Codification (“ASC”) 606-10, “ Revenue from Contracts with Customers,” revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2019 and 2018, $143.1 million and $199.6 million, respectively, of the total cash and cash equivalents was in cash equivalents and Restricted cash and cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, senior secured revolving credit facility, accrued interest, senior unsecured term loan credit facility, senior secured notes and senior notes. The fair value of the senior secured credit facility, senior unsecured term loan credit facility, senior secured notes and senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities or when not available, are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. The fair value of all of our other financial instruments approximates their carrying amounts.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2019, we did not mothball any communities, but we sold two previously mothballed communities and re-activated three previously mothballed communities. As of October 31, 2019 and 2018, the net book value associated with our 13 and 18 total mothballed communities was $13.8 million and $24.5 million, respectively, which was net of impairment charges recorded in prior periods of $138.1 million and $186.1 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2019 and 2018, inventory of $54.2 million and $50.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.2 million and $43.9 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2019 and 2018, inventory of $136.1 million and $37.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $89.8 million and $19.5 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2017 to October 31, 2019 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $6.4 million of our total inventories at October 31, 2018 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(In thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Interest capitalized at beginning of year	$68,117	$71,051	$96,688
Plus interest incurred(1)	165,906	161,048	160,203
Less cost of sales interest expensed	70,725	60,685	88,536
Less other interest expensed(2)(3)	90,056	103,297	97,304
Less interest contributed to unconsolidated joint venture(4)	1,978	-	-
Interest capitalized at end of year(5)	$71,264	$68,117	$71,051

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $56.9 million, $76.2 million and $69.1 million for the years ended October 31, 2019, 2018 and 2017, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $33.2 million, $27.1 million and $28.2 million for the years ended October 31, 2019, 2018 and 2017, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
(In thousands)	October 31, 2019	October 31, 2018	October 31, 2017
Other interest expensed	$90,056	$103,297	$97,304
Interest paid by our mortgage and finance subsidiaries	2,536	2,478	1,944
Decrease (increase) in accrued interest	16,515	6,241	(9,412)
Cash paid for interest, net of capitalized interest	$109,107	$112,016	$89,836

(4)

Represents capitalized interest which was included as part of the assets contributed to the joint venture the Company entered into in June 2019, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of this transaction.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” If the option has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” In accordance with ASC 810-10 “Consolidation – Overall,” we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2019 and fiscal 2017, we wrote down certain joint venture investments by $0.9 million and $2.8 million, respectively. There were no write-downs in fiscal 2018.

Deferred Bond Issuance Costs - Costs associated with borrowings under our credit facilities and the issuance of senior secured and senior notes are capitalized and amortized over the term of each note’s issuance. The capitalization of the costs are recorded as a contra liability within our debt balances, except for the revolving credit facility costs, which are recorded as a prepaid asset.

Debt Issued At a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized up or down, as applicable, to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2019, 2018 and 2017, advertising costs expensed totaled $17.1 million, $16.4 million and $17.9 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $12.2 million and $11.4 million at October 31, 2019 and 2018, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2019 and 2018, we recorded $0.5 million and $0.6 million, respectively, in recoveries. During fiscal 2019 and 2018, we recorded $1.3 million and $4.8 million of additional reserves, respectively. There were $0.1 million of write-offs in fiscal 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that represents the transfer of promised goods or services to customers in an amount equivalent to the consideration to which the entity expects to be entitled to in exchange for those goods or services. The following steps should be applied to determine this amount: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance in the Accounting Standards Codification. The FASB has also issued a number of updates to this standard. The standard was effective for us for annual and interim periods beginning November 1, 2018 and we applied the modified retrospective method of adoption. The implementation did not result in any significant changes to our business processes, systems, or internal controls, or have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate nonlease components from the associated lease component if certain conditions are met. We have elected to apply the modified retrospective transition approach. Our consolidated balance sheets will be impacted by the recording of a right of use asset and corresponding lease liability for substantially all of our current operating leases, which is primarily comprised of office space leases. The liability will be equal to the present value of the remaining lease payments, which we estimate will be approximately $25 million, while the right of use asset will be based on the liability, subject to adjustment, such as for internal direct costs. The right of use asset and lease liability are expected to have a gross-up impact on our consolidated balance sheets, however, we do not expect this to have a material impact on our consolidated statements of operations or cash flows. We also do not expect significant changes to our business processes, systems, or internal controls as a result of implementing this standard.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We do not expect any material impact of adopting the applicable guidance on our Consolidated Financial Statements.

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

Years Ending October 31,	(In thousands)
2020	$9,785
2021	8,009
2022	6,713
2023	3,384
2024	1,188
Thereafter	1,754
Total	$30,833

Net rental expense for the three years ended October 31, 2019, 2018 and 2017, was $14.8 million, $14.4 million and $10.8 million, respectively. These amounts represent all of the above described lease types and also include rent expense for our corporate headquarters and various month-to-month leases on model homes, furniture and equipment. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2019 and 2018 were as follows:

	October 31,
(In thousands)	2019	2018

Land and land improvements	$1,639	$1,639
Buildings	9,155	9,155
Building improvements	11,552	10,958
Furniture	4,338	5,305
Equipment, including capitalized software	35,423	33,015
Total	62,107	60,072
Less accumulated depreciation	41,980	39,787
Total	20,127	20,285

6. Restricted Cash and Deposits

Homebuilding - Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled $20.9 million and $12.8 million as of October 31, 2019 and 2018, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 9.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Consolidated Balance Sheets, totaled $24.8 million and $25.4 million as of October 31, 2019 and 2018, respectively. Included in these balances were (1) financial services customers’ deposits of $22.8 million at October 31, 2019 and $23.4 million as of October 31, 2018, which are subject to restrictions on our use, and (2) $2.0 million at both October 31, 2019 and 2018 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2019 and 2018, $143.2 million and $115.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” liability balances on the Consolidated Balance Sheets. As of October 31, 2019 and 2018, we had reserves specifically for 20 and 46 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us. In fiscal 2018, the adjustment to pre-existing provisions for losses from changes in estimates was primarily due to the settlement of a dispute for significantly less than the amount that had been previously reserved.

The activity in our loan origination reserves in fiscal 2019 and 2018 was as follows:

	Year Ended
	October 31,
(In thousands)	2019	2018

Loan origination reserves, beginning of period	$2,563	$3,158
Provisions for losses during the period	198	160
Adjustments to pre-existing provisions for losses from changes in estimates	(143)	(755)
Payments/settlements	(1,350)	-
Loan origination reserves, end of period	$1,268	$2,563

8. Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $203.6 million and $95.6 million (net of debt issuance costs) at October 31, 2019 and 2018, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $410.2 million and $241.9 million, respectively. The weighted-average interest rate on these obligations was 8.3% and 6.1% at October 31, 2019 and 2018, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Mortgage loans. K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.78% at October 31, 2019, plus the applicable margin of 2.5% or 2.625% based upon type of loan. As of October 31, 2019 and 2018, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $47.1 million and $40.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 14, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.25% to 5.0% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2019 and 2018, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $47.6 million and $40.2 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on June 17, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 2.0% or 3.25% based upon the type of loan. As of October 31, 2019 and 2018, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $45.5 million and $32.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2019, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of October 31, 2019 and October 31, 2018, were as follows:

(In thousands)	October 31, 2019(1)	October 31, 2018(1)
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$75,000
2.0% Senior Secured Notes due November 1, 2021	-	53,203
5.0% Senior Secured Notes due November 1, 2021	-	141,797
10.0% Senior Secured Notes due July 15, 2022	218,994	440,000
10.5% Senior Secured Notes due July 15, 2024	211,391	400,000
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	-
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	-
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	103,141	-
Total Senior Secured Notes	$1,165,848	$1,110,000
Senior Notes:
8.0% Senior Notes due November 1, 2019 (2)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$202,547	$202,547
Senior Secured Revolving Credit Facility (3)	$-	$-
Net discounts and premium	$(49,145)	$(39,934)
Net debt issuance costs	$(19,970)	$(14,085)
Total notes payable, net of discount, premium and debt issuance costs	$1,479,990	$1,439,238

(1) “Notes payable” on our Consolidated Balance Sheets as of October 31, 2019 and 2018 consists of the total senior secured and senior notes shown above, as well as accrued interest of $19.1 million and $35.6 million, respectively.

(2) $26.0 million of 8.0% Senior Notes due 2019 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(3) At October 31, 2019, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

As of October 31, 2019, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ended October 31, (1)
2020	$-
2021	-
2022	218,994
2023	-
2024	211,391
Thereafter	1,118,720
Total	$1,549,105

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2019.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2019 (collectively, the “Notes Guarantors”), which include the subsidiaries that had guaranteed (collectively, the “Former New Secured Group Guarantors”) K. Hovnanian’s 9.50% Notes, 2.000% Notes and 5.000% Notes (each as defined under “—Fiscal 2019” below). As a result of the 2019 Transactions (as defined in and described under “—Fiscal 2019” below), K. Hovnanian’s obligations under the Credit Facilities, the senior secured notes and senior notes are guaranteed by the Notes Guarantors (including the Former New Secured Group Guarantors) and, in the case of the Senior Secured Revolving Credit Facility and the senior secured notes, will be secured in accordance with the terms of the applicable Debt Instrument by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors (including the assets owned by the Former New Secured Group Guarantors), subject to permitted liens and certain exceptions.

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2019 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Term Loan Facility (defined below) (the “Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the Secured Revolving Loans and senior secured notes to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the Secured Revolving Loans and senior secured notes to be valid and perfected. As of October 31, 2019, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends (in the case of the payment of dividends on preferred stock, our secured debt leverage ratio must also be less than 4.0 to 1.0), which are not cumulative, on our 7.625% Series A Preferred Stock. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our Debt Instruments or otherwise affect compliance with any of the covenants contained in our Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2019

On January 15, 2019, pursuant to the Commitment Letter (defined below under “ - Fiscal 2018”), the Company issued $25.0 million in aggregate principal amount of the Additional 10.5% 2024 Notes to the GSO Entities (defined below under “- Fiscal 2018”) at a discount for a purchase price of $21.3 million in cash. The Additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes.

On October 31, 2019, K. Hovnanian, the Company, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. Availability under the Secured Credit Agreement will terminate on December 28, 2022 and the Secured Revolving Loans will bear interest at a rate per annum equal to 7.75%, and interest will be payable in arrears, on the last business day of each fiscal quarter. In connection with the entering into of the Secured Credit Agreement, K. Hovnanian terminated the 2018 Secured Credit Facility (as defined below under “—Fiscal 2018”).

On October 31, 2019, K. Hovnanian completed private placements of senior secured notes as follows: (i) K. Hovnanian issued an aggregate of $350.0 million of 7.75% Senior Secured 1.125 Lien Notes due 2026 (the “1.125 Lien Notes”) in part pursuant to a Note Purchase Agreement, dated October 31, 2019, among K. Hovnanian, the Notes Guarantors and certain Investors as purchasers thereof (the “1.125 Lien Notes Purchase Agreement”) and in part pursuant to the Exchange Agreement (as defined below), with the proceeds from the sale of 1.125 Lien Notes under the 1.125 Lien Notes Purchase Agreement used to fund the cash payments to certain Exchanging Holders (as defined below) under the Exchange Agreement; and (ii) K. Hovnanian issued an aggregate of $282.3 million of 10.5% Senior Secured 1.25 Lien Notes due 2026 (the “1.25 Lien Notes”), pursuant to a Note Purchase Agreement (the “1.25 Lien Notes Purchase Agreement”), dated October 31, 2019, among K. Hovnanian, the Notes Guarantors and certain Investors as purchasers thereof (the “1.25 Lien Notes Purchasers”), the proceeds of which were used to fund the Satisfaction and Discharge (as defined below).

In addition, on October 31, 2019, K. Hovnanian completed private exchanges of (i) approximately $221.0 million aggregate principal amount of its 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and approximately $114.0 million aggregate principal amount of its 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”) held by certain participating bondholders (the “Exchanging Holders”) for a portion of the $350.0 million aggregate principal amount of 1.125 Lien Notes described above and/or cash, and (ii) approximately $99.6 million aggregate principal amount of its 10.5% 2024 Notes held by certain of the Exchanging Holders for approximately $103.1 million aggregate principal amount of 11.25% Senior Secured 1.5 Lien Notes due 2026 (the “1.5 Lien Notes” and, together with the 1.125 Lien Notes and the 1.25 Lien Notes, the “New Secured Notes”), pursuant to an Exchange Agreement, dated October 30, 2019 (the “Exchange Agreement”), among K. Hovnanian, the Notes Guarantors and the Exchanging Holders.

On October 31, 2019, K. Hovnanian issued notices of redemption for all of its outstanding 9.50% Senior Secured Notes due 2020 (the “9.50% Notes”), 2.000% Senior Secured Notes due 2021 (the “2.000% Notes”) and 5.000% Senior Secured Notes due 2021 (the “5.000% Notes”) and deposited with Wilmington Trust, National Association, as trustee under the indenture (the “9.50% Notes Indenture”) governing the 9.50% Notes and as trustee under the indenture (the “5.000%/2.000% Notes Indenture”) governing the 5.000% Notes and the 2.000% Notes sufficient funds to satisfy and discharge (collectively, the “Satisfaction and Discharge”) (i) the 9.50% Indenture and to fund the redemption of all outstanding 9.50% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the November 10, 2019 redemption date and (ii) the 5.000%/2.000% Indenture and to fund the redemption of all outstanding 5.000% Notes and 2.000% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the November 30, 2019 redemption date. Proceeds from the issuance of the 1.25 Lien Notes together with cash on hand were used to fund the Satisfaction and Discharge. Upon the Satisfaction and Discharge of the 9.50% Notes Indenture, all of the collateral securing the 9.50% Notes was released and the restrictive covenants and events of default contained therein ceased to have effect and upon the Satisfaction and Discharge of the 5.000%/2.000% Notes Indenture, all of the collateral securing the 5.000% Notes and the 2.000% Notes was released and the restrictive covenants and events of default contained therein ceased to have effect as to both such series of Notes.

The Company and K. Hovnanian obtained the consent of certain lenders/holders under its existing debt instruments to amend such debt instruments in connection with the issuance of the New Secured Notes and the execution of the indentures governing the New Secured Notes and the Secured Credit Agreement. The Company, K. Hovnanian and the guarantors also amended such debt instruments to add the Former New Secured Group Guarantors as guarantors thereunder and, in the case of the Second Lien Notes, to add the Former New Secured Group Guarantors as pledgors and grantors of their assets (subject to permitted liens and certain exceptions) to secure such Second Lien Notes.

The transactions that were consummated on October 31, 2019, as described, are collectively referred to herein as the “2019 Transactions.” The 2019 Transactions resulted in a loss in extinguishment of debt of $42.4 million for the year ended October 31, 2019, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

Fiscal 2018

On December 1, 2017, our 6.0% Senior Exchangeable Note Units were paid in full, which units consisted of $53.9 million principal amount of our Senior Exchangeable Notes that matured and the final installment payment of $2.1 million on our 11.0% Senior Amortizing Notes.

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with GSO Capital Partners LP (“GSO”) on its own behalf and on behalf of one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”), and had commenced a private exchange offer with respect to the 8.0% Senior Notes due 2019 (on November 1, 2019, the maturity of such Notes was extended to 2027) (the “8.0% Notes”) (the “Exchange Offer”).

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and certain of its subsidiaries, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”), and up to $80.0 million of delayed draw term loans (the “Delayed Draw Term Loans”) for purposes of refinancing certain of the 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “2018 Secured Credit Facility”) to be borrowed by K. Hovnanian and guaranteed by certain of its subsidiaries, pursuant to which the GSO Entities committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then outstanding secured term loans and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities committed to purchase, and K. Hovnanian agreed to issue and sell, on January 15, 2019, $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes (the “Additional 10.5% 2024 Notes”), upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million for the nine months ended July 31, 2018. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Delayed Draw Term Loans under the Unsecured Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for the year ended October 31, 2018. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027.

On January 29, 2018, K. Hovnanian, the subsidiary guarantors named therein, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Secured Credit Facility, which provided for a $125.0 million secured revolving credit facility. This Secured Credit Facility was terminated on October 31, 2019 in connection with the 2019 Transactions.

On February 1, 2018, K. Hovnanian accepted all of the $170.2 million aggregate principal amount of 8.0% Notes validly tendered and not validly withdrawn in the Exchange Offer (representing 72.14% of the aggregate principal amount of 8.0% Notes outstanding prior to the Exchange Offer), and in connection therewith, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “2040 Notes”) under a new indenture. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The 2026 Notes and the 2040 Notes were issued by K. Hovnanian and guaranteed by certain of its subsidiaries, except the Subsidiary Purchaser, which does not guarantee the 2026 Notes or the 2040 Notes. The 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 2026 Notes and the 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The Exchange Offer was treated as a substantial modification of debt, and resulted in a loss on extinguishment of debt of $0.9 million for the fiscal year ended October 31, 2018. The 2026 Notes and the 2040 Notes were recorded at fair value (based on management's estimate using available trades for similar debt instruments) on the date of the issuance of the 2026 Notes and the 2040 Notes.

K. Hovnanian’s 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2025 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. At any time and from time to time on or after February 1, 2025, K. Hovnanian may also redeem some or all of the 2026 Notes at a redemption price equal to 100.0% of their principal amount.

K. Hovnanian’s 2040 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2020 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount”. At any time and from time to time on or after February 1, 2020 and prior to February 1, 2021 K. Hovnanian may redeem some or all of the 2040 Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after February 1, 2020, K. Hovnanian may also redeem some or all of the 2040 Notes at a redemption price equal to 100.0% of their principal amount.

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

The 1.125 Lien Notes have a maturity of February 15, 2026 and bear interest at a rate of 7.75% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.125 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2022 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” In addition, up to 35% of the original aggregate principal amount of the 1.125 Lien Notes may be redeemed with the net cash proceeds from certain equity offerings at 107.75% of principal at any time prior to February 15, 2022. K. Hovnanian may also redeem some or all of the 1.125 Lien Notes at 103.875% of principal commencing February 15, 2022, at 101.937% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

The 1.25 Lien Notes have a maturity of February 15, 2026 and bear interest at a rate of 10.5% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.25 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2022 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” In addition, up to 35% of the original aggregate principal amount of the 1.25 Lien Notes may be redeemed with the net cash proceeds from certain equity offerings at 110.5% of principal at any time prior to February 15, 2022. K. Hovnanian may also redeem some or all of the 1.25 Lien Notes at 105.25% of principal commencing February 15, 2022, at 102.625% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

The 1.5 Lien Notes have a maturity of February 15, 2026 and bear interest at a rate of 11.25% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.5 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2026 at 100.0% of their principal amount.

Each series of New Secured Notes and the guarantees thereof are secured by the same assets (including the assets owned by the Former New Secured Group Guarantors) that secure the Secured Credit Agreement and the Second Lien Notes. Among the New Secured Notes, the liens securing the 1.125 Lien Notes are senior to the liens securing the 1.25 Lien Notes and the 1.5 Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.125 Lien Notes, and the liens securing the 1.25 Lien Notes are senior to the liens securing the 1.5 Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.25 Lien Notes, in each case, with respect to the assets securing such New Secured Notes. In respect of K. Hovnanian’s other secured obligations, the liens securing the New Secured Notes are junior to the liens securing the Secured Credit Agreement, are on a parity with any future secured obligations that are equal in priority with respect to the assets securing the applicable series of New Secured Notes and are senior to the liens securing the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the applicable series of New Secured Notes.

As of October 31, 2019, the collateral securing the Secured Credit Facility, the New Secured Notes and the Second Lien Notes would have included (in the case of the Secured Credit Facility and the New Secured Notes, such collateral will be perfected in accordance with the terms of the applicable Debt Instrument) (1) $136.9 million of cash and cash equivalents, which included $19.9 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $504.7 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $188.9 million.

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

Other

In June 2013, K. Hovnanian, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a five-year, $75.0 million unsecured revolving credit facility with Citicorp USA, Inc., as administrative agent and issuing bank, and Citibank, N.A., as a lender. This facility matured and was paid in full in September 2018 with borrowings under the 2018 Secured Credit Facility and cash on hand.

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $19.2 million and $12.5 million letters of credit outstanding at October 31, 2019 and October 31, 2018, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2019 and October 31, 2018, the amount of cash collateral in these segregated accounts was $19.9 million and $12.7 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

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

Financial information relating to HEI’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2019	2018	2017
Revenues:
Northeast	$124,372	$116,296	$209,509
Mid-Atlantic	357,247	354,690	464,126
Midwest	204,461	196,599	199,770
Southeast	220,082	241,620	260,402
Southwest	629,344	638,282	827,503
West	425,516	384,627	430,546
Total homebuilding	1,961,022	1,932,114	2,391,856
Financial services	54,152	53,355	58,743
Corporate and unallocated	1,742	5,764	1,066
Total revenues	$2,016,916	$1,991,233	$2,451,665
Income (loss) before income taxes:
Northeast	$20,954	$20,869	$2,300
Mid-Atlantic	14,327	18,757	17,191
Midwest	(649)	1,528	(1,151)
Southeast	(10,060)	(9,914)	(6,199)
Southwest	33,459	49,852	71,540
West	40,018	47,987	19,636
Total homebuilding	98,049	129,079	103,317
Financial services	17,627	18,227	26,397
Corporate and unallocated (1)	(155,344)	(139,160)	(174,958)
Income (loss) before income taxes	$(39,668)	$8,146	$(45,244)

(1) Corporate and unallocated for the year ended October 31, 2019 included corporate general and administrative costs of $66.4 million, interest expense of $55.5 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $42.4 million, and $9.0 million of other income and expenses along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2018 included corporate general and administrative costs of $69.6 million, interest expense of $76.2 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $7.5 million, and $14.1 million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building, along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2017 included corporate general and administrative costs of $59.4 million, interest expense of $69.1 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $34.9 million, $12.5 million adjustment for construction defect reserves (discussed in Note 16) and $0.9 million of other income and expenses primarily related to interest income, rental income, bond amortization and stock compensation.

	October 31,
(In thousands)	2019	2018
Assets:
Northeast	$163,342	$152,607
Mid-Atlantic	264,894	217,807
Midwest	117,242	85,398
Southeast	281,654	246,497
Southwest	357,052	320,452
West	311,919	244,886
Total homebuilding	1,496,103	1,267,647
Financial services	199,275	164,880
Corporate and unallocated	186,046	229,515
Total assets	$1,881,424	$1,662,042

	October 31,
(In thousands)	2019	2018
Investments in and advances to unconsolidated joint ventures:
Northeast	$49,340	$51,094
Mid-Atlantic	9,166	7,307
Midwest	4,382	3,738
Southeast	52,983	39,509
Southwest	10,019	18,219
West	(33)	2,445
Total homebuilding	125,857	122,312
Corporate and unallocated	1,181	1,382
Total investments in and advances to unconsolidated joint ventures	$127,038	$123,694

	Year Ended October 31,
(In thousands)	2019	2018	2017
Homebuilding interest expense:
Northeast	$10,011	$11,811	$20,308
Mid-Atlantic	18,563	15,051	23,886
Midwest	7,121	5,874	7,799
Southeast	18,798	14,934	13,646
Southwest	27,731	21,820	25,278
West	23,051	18,309	25,799
Total homebuilding	105,275	87,799	116,716
Corporate and unallocated	55,506	76,183	69,124
Financial services interest expense (1)	334	104	(630)
Total interest expense, net	$161,115	$164,086	$185,210

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2019	2018	2017
Depreciation:
Northeast	$188	$135	$71
Mid-Atlantic	209	63	50
Midwest	1,097	1,106	858
Southeast	230	124	83
Southwest	331	70	78
West	326	45	94
Total homebuilding	2,381	1,543	1,234
Financial services	14	14	16
Corporate and unallocated	1,777	1,599	2,999
Total depreciation	$4,172	$3,156	$4,249

	Year Ended October 31,
(In thousands)	2019	2018	2017
Net additions to operating properties and equipment:
Northeast	$107	$142	$442
Mid-Atlantic	168	318	71
Midwest	237	621	3,773
Southeast	221	701	28
Southwest	741	23	18
West	921	55	80
Total homebuilding	2,395	1,860	4,412
Financial services	-	-	-
Corporate and unallocated	1,610	3,333	2,066
Total net additions to operating properties and equipment	$4,005	$5,193	$6,478

	Year Ended October 31,
(In thousands)	2019	2018	2017
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$19,242	$20,231	$(4,376)
Mid-Atlantic	3,404	799	1,180
Midwest	(432)	(775)	(1,424)
Southeast	1,310	(2,032)	837
Southwest	7,951	5,165	(306)
West	(2,543)	645	(2,958)
Total equity in earnings (losses) from unconsolidated joint ventures	$28,932	$24,033	$(7,047)

11. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2019	2018
State income taxes:
Current	$2,301	$3,334
Deferred	-	-
Federal income taxes:
Current	-	-
Deferred	-	-
Total	$2,301	$3,334

The provision for income taxes is composed of the following charges:

	Year Ended October 31,
(In thousands)	2019	2018	2017
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	2,449	3,626	1,371
Total current income tax expense:	2,449	3,626	1,371
Federal	-	-	275,688
State	-	-	9,890
Total deferred income tax expense:	-	-	285,578
Total	$2,449	$3,626	$286,949

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $0.8 million for the year ended October 31, 2019. The current federal income tax expense did not include the use of federal net operating losses for the years ended October 31, 2018 and 2017.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $1.3 million, $4.4 million and $18.2 million for the years ended October 31, 2019, 2018 and 2017, respectively.

The total income tax expense of $2.4 million and $3.6 million for the periods ending October 31, 2019 and 2018 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. The total income tax expense of $286.9 million for the period ended October 31, 2017 was primarily due to increasing our valuation allowance to fully reserve against our deferred tax assets (“DTAs”). In addition, the same periods were also impacted by state tax expense from income generated in some states, which was not offset by tax benefits in other states that had losses for which we fully reserve the net operating losses.

Our federal net operating losses of $1.6 billion expire between 2028 and 2037, and $16.5 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $211.4 million expire between 2020 through 2024; $1.2 billion expire between 2025 through 2029; $758.9 million expire between 2030 through 2034; $274.5 million expire between 2035 through 2039; and $62.3 million have an indefinite carryforward period.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”). Effective January 1, 2018, the comprehensive U.S. tax reform package, among other things, lowered the corporate tax rate from 35% to 21%. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of the Act on the Company include one major category which is the remeasurement of deferred taxes. Consequently, we recorded a decrease related to deferred tax assets and liabilities of $298.5 million and $12.2 million, respectively, with a corresponding net adjustment to the valuation allowance in fiscal 2018, therefore there was no income tax expense or benefit as a result of the tax law changes. The Act contained additional changes that impacted our taxable income determinations, including, but not limited to elimination of the corporate alternative minimum tax and limitations on the deductibility of certain executive compensation in fiscal 2019. The ultimate impact of tax reform may differ from our interpretations and assumptions due to additional regulatory guidance that may be issued. As of October 31, 2019, we have completed our analysis of the impacts of the Tax Act under SAB 118 within the measurement period with immaterial differences to our provisional amounts previously recorded.

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

As of October 31, 2019, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $623.2 million as of October 31, 2019, which fully reserves for our DTAs, is appropriate.

1.

Fiscal 2017 financial results, especially the $50.2 million pre-tax loss in the third quarter of fiscal 2017 primarily from the $42.3 million loss on extinguishment of debt during the quarter, that put us in a cumulative three-year pre-tax loss position as of July 31, 2017. As of October 31, 2019, the Company has pre-tax income when adjusted for permanent differences on a three-year cumulative basis. However, on a US GAAP basis, the Company is still in a three-year cumulative pre-tax loss position as of October 31, 2019. Therefore, it is too early to conclude whether we will continue to not be in a three-year cumulative loss position going forward on a tax accounting basis. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, second and third quarters of fiscal 2018, and fourth quarter of fiscal 2019, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

Our net contracts per community and our absolute net contracts increased in the fourth quarter of fiscal 2019 compared to the fourth quarter of 2018 and for the full fiscal year of 2019 compared to the full fiscal year of 2018. This is a reversal of the negative trend we had seen in the second quarter of 2019. (Positive Objective Evidence)

4.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
5.

We exited two geographic markets in fiscal 2016 and completed the wind down of operations in two other markets in fiscal 2018, that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2019	2018
Deferred tax assets:
Inventory impairment loss	47,000	60,854
Uniform capitalization of overhead	3,917	4,183
Warranty and legal reserves	4,404	4,774
Acquisition intangibles	424	1,185
Compensation	8,477	11,033
Deferred Income	5,167	428
Interest Expense	6,616	1,646
Restricted stock bonus	1,553	1,344
Stock options	4,288	4,358
Provision for losses	16,820	18,044
Joint venture loss	4,392	3,384
Federal net operating losses	334,142	334,971
State net operating losses	184,740	191,064
Other	1,280	923
Total deferred tax assets	623,220	638,191
Total deferred tax liabilities	-	-
Valuation allowance	(623,220)	(638,191)
Net deferred income taxes	$-	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2019, 2018 and 2017 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2019	2018	2017
Computed “expected” tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	(5.0)	17.2	1.0
Permanent differences, net	(42.4)	74.0	(2.4)
Deferred tax asset valuation allowance impact	20.8	(70.8)	(667.8)
Tax contingencies	0.5	1.0	-
Adjustments to prior years’ tax accruals	(1.0)	2.1	-
Effective tax rate	(6.1)%	44.5%	(634.2)%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

Year Ended October 31,
	2019	2018
Unrecognized tax benefit—November 1,	$1.2	$1.1
Gross increases—tax positions in current period	-	0.3
Lapse of statute of limitations	(0.3)	(0.2)
Unrecognized tax benefit—October 31,	$0.9	$1.2

Related to the unrecognized tax benefits noted above, as of October 31, 2019 and 2018, we have recognized a liability for interest and penalties of $0.4 and $0.3 million, respectively. For the years ended October 31, 2019 and 2018, we recognized $32 thousand and $41 thousand, respectively, of interest and penalties in income tax expense. For the year ended October 31, 2017, we recognized $45 thousand of interest and penalties in net income tax benefit.

It is likely that, within the next year, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $0.9 million and $1.2 million for the years ended October 31, 2019 and 2018. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2018 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2015 – 2018.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the years ended October 31, 2019, 2018 and 2017, our discount rates used for the impairments recorded ranged from 17.3% to 18.3%, 16.8% to 19.8% and 18.3% to 19.8%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2019 and 2018, we evaluated inventories of all 393 and 391 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the years ended October 31, 2019 and 2018 for nine and five of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $58.9 million and $11.2 million, respectively. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses for six of those communities and recorded aggregate impairment losses, which are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.7 million, $2.1 million and $15.1 million for the years ended October 31, 2019, 2018 and 2017, respectively. The three communities that did not require a discounted cash flow analysis to be performed during the year ended October 31, 2019, had an aggregate carrying value of $41.3 million and undiscounted future cash flows that exceeded the carrying amount by less than 20%. During the year ended October 31, 2018, all five communities that required discounted cash flow analyses were impaired, which resulted in recording aggregate impairment losses of $2.1 million. The pre-impairment value in the table below represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments.

The following table represents impairments by segment for fiscal 2019, 2018 and 2017:

(Dollars in millions)	Year Ended October 31, 2019
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$0.2	$7.8
Mid-Atlantic	1	0.3	1.7
Midwest	1	1.4	4.6
Southeast	1	0.7	2.2
Southwest	1	0.1	1.2
West	-	-	-
Total	6	$2.7	$17.5

(Dollars in millions)	Year Ended October 31, 2018
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	1	$0.4	$1.0
Mid-Atlantic	-	-	-
Midwest	1	0.1	0.5
Southeast	3	1.6	9.7
Southwest	-	-	-
West	-	-	-
Total	5	$2.1	$11.2

(Dollars in millions)	Year Ended October 31, 2017
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value (1)
Northeast	2	$3.3	$22.2
Mid-Atlantic	1	1.5	8.5
Midwest	2	0.2	0.8
Southeast	3	8.1	18.3
Southwest	-	-	-
West	2	2.0	3.1
Total	10	$15.1	$52.9

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $3.6 million, $1.4 million and $2.7 million for the years ended October 31, 2019, 2018 and 2017, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2019, 2018 and 2017:

	Year Ended October 31,
(In millions)	2019	2018	2017
Northeast	$0.6	$0.6	$0.5
Mid-Atlantic	0.5	0.2	0.6
Midwest	0.9	0.1	0.3
Southeast	0.3	-	0.8
Southwest	0.6	0.2	0.4
West	0.7	0.3	0.1
Total	$3.6	$1.4	$2.7

13. Per Share Calculations

Basic earnings per share is computed by dividing net (loss) income (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock, as well as common shares issuable upon exchange of our Senior Exchangeable Notes issued as part of our 6.0% Exchangeable Notes Units (which matured and were paid in full in fiscal 2018). Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2019	2018	2017

Numerator:
Net (loss) earnings attributable to Hovnanian	$(42,117)	$4,520	$(332,193)
Less: undistributed earnings allocated to nonvested shares	-	(159)	-
Numerator for basic earnings per share	$(42,117)	$4,361	$(332,193)
Plus: undistributed earnings allocated to nonvested shares	-	159	-
Less: undistributed earnings reallocated to nonvested shares	-	(159)	-
Numerator for diluted earnings per share	$(42,117)	$4,361	$(332,193)
Denominator:
Denominator for basic earnings per share	5,968	5,941	5,908
Effect of dilutive securities:
Share-based payments	-	131	-
Denominator for diluted earnings per share – weighted-average shares outstanding	5,968	6,072	5,908
Basic earnings (loss) per share	$(7.06)	$0.73	$(56.23)
Diluted earnings (loss) per share	$(7.06)	$0.72	$(56.23)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 and 0.1 million for the years ended October 31, 2019 and 2017 respectively, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. For the year ended October 31, 2018, 33 thousand shares of common stock issuable upon the exchange of our 6% senior exchangeable note units (which were issued in fiscal 2012), were excluded from the computation of diluted earnings per share because they were anti-dilutive. Also, for the year ended October 31, 2017, 0.4 million shares of common stock issuable upon the exchange of our 6% senior exchangeable note units were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million for each of the years ended October 31, 2019, 2018 and 2017, because to do so would have been anti-dilutive for the periods presented.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2019. As of October 31, 2019, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

On October 31, 2019, in connection with the issuance of the 7.75% Senior Secured 1.25 Lien Notes due 2026, we issued and sold an aggregate of 178,427 shares of Class A Common Stock, par value $0.01 per share (and associated Preferred Stock Purchase Rights), to the purchasers of such Notes for an aggregate purchase price of $1,784.27. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2019, 2018 and 2017, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $7.3 million, $7.0 million and $6.8 million for the years ended October 31, 2019, 2018 and 2017, respectively.

15. Stock Plans

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2019, 2018 and 2017: risk free interest rate of 1.99%, 2.80% and 2.05%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.56, 0.50 and 0.53, respectively; a weighted-average expected life of the option of 7.98 years, 8.0 years and 7.64 years, respectively; and an estimated forfeiture rate of 7.84%, 9.90% and 9.92%, respectively.

For the years ended October 31, 2019, 2018 and 2017, total stock-based compensation expense was $0.7 million, $3.7 million ($2.0 million post tax) and $0.6 million, respectively. Included in this total stock-based compensation expense was expense from stock options of $0.8 million, $0.7 million and $0.5 million for the years ended October 31, 2019, 2018 and 2017, respectively. The fiscal 2019 expense includes income of $2.6 million from previously recognized expense of certain performance based restricted stock grants for which the performance metrics are no longer expected to be satisfied. This income was offset by the vesting of restricted stock of $2.4 million during the year ended October 31, 2019. The fiscal 2017 expense includes income of $2.0 million from previously recognized expense of certain performance based restricted stock grants for which the performance metrics are no longer expected to be satisfied. This income was offset by the vesting of restricted stock of $2.1 million during the year ended October 31, 2017.

We have a stock incentive plan for certain officers and key employees and directors. Options are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. At the time of our annual stock grant in the third quarter of fiscal 2019, each of the six of our existing non-employee directors of the Company were given the choice to receive stock options or a reduced number of shares of restricted stock units subject to a two-year post-vesting holding period, or a combination thereof, with restricted stock units based on the fair market value on the date of grant and stock options based on grant date Black-Scholes value. All such directors elected to receive restricted stock units. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2019	Weighted- Average Exercise Price	October 31, 2018	Weighted- Average Exercise Price	October 31, 2017	Weighted- Average Exercise Price
Options outstanding at beginning of period	278,569	$73.76	274,423	$85.22	294,950	$100.80
Granted	110,975	$9.44	37,825	$56.30	9,450	$58.47
Exercised	-	$-	1,210	$49.91	1,930	$51.85
Forfeited	2,038	$53.96	2,000	$64.25	18,093	$146.28
Expired	56,025	$64.41	30,469	$156.95	9,954	$416.94
Options outstanding at end of period	331,481	$53.93	278,569	$73.76	274,423	$85.22
Options exercisable at end of period	147,019		191,748		210,360

The total intrinsic value of options exercised during fiscal 2018 and 2017 was $26 thousand and $12 thousand, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At October 31, 2019, there were no options exercisable which had an intrinsic value. Exercise prices for options outstanding at October 31, 2019 ranged from $7.85 to $157.00.

The weighted-average fair value of grants made in fiscal 2019, 2018 and 2017 was $4.46, $27.09 and $33.28 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2019, 2018 and 2017 was $36.07, $69.56 and $65.24 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2019:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Outstanding	Exercise Price	Life
$7.85	–	$38.50	111,575	$9.60	9.61
$38.75	–	$60.25	102,530	$50.00	5.26
$61.00	–	$110.25	65,197	$73.55	4.99
$118.25	–	$157.00	52,179	$131.91	1.67
			331,481	$53.93	6.11

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2019:

			Number	Weighted- Average	Weighted- Average Remaining Contractual
Range of Exercise Prices			Exercisable	Exercise Price	Life
$7.85	–	$38.50	300	$38.50	6.66
$38.75	–	$60.25	52,029	$48.59	3.28
$61.00	–	$110.25	42,511	$79.75	3.13
$118.25	–	$157.00	52,179	$131.91	1.67
			147,019	$87.15	2.67

Officers and key associates who are eligible to receive equity grants may elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2019, 2018 and 2017, we granted 107,650 (including 103,612 units to certain of our non-employee directors), 20,292 (including 15,904 units to certain of our non-employee directors) and 14,662 (including 11,937 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 8,380, 5,936 and 4,055 units, relating to awards granted in prior fiscal years, respectively. During the years ended October 31, 2019 and 2017, 656 and 18,100 restricted stock units were forfeited, respectively.

For the year ended October 31, 2019 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was income of $0.2 million. For the years ended October 31, 2018 and 2017 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was $2.8 million and $21 thousand, respectively. In addition to nonvested share awards summarized in the following table, there were 33,643, 21,609 and 12,497 vested share awards at October 31, 2019, 2018 and 2017, respectively, which were deferred at the participants' election.

A summary of the Company’s nonvested Time-Based share awards for the years ended October 31, 2019, 2018, and 2017 are as follows:

	October 31, 2019	Weighted-Average Grant Date Fair Value	October 31, 2018	Weighted-Average Grant Date Fair Value	October 31, 2017	Weighted-Average Grant Date Fair Value
Nonvested Time-Based at beginning of period	105,594	$61.77	96,091	$60.50	100,300	$63.70
Granted	164,050	$7.66	37,888	$54.95	32,349	$60.31
Vested	21,329	$45.52	22,821	$55.19	15,511	$75.78
Forfeited	17,106	$86.96	5,564	$20.87	21,047	$64.30
Nonvested Time-Based at end of period	231,210	$23.01	105,594	$61.77	96,091	$60.50

A summary of the Company’s nonvested Performance-Based share awards for the years ended October 31, 2019, 2018, and 2017 are as follows:

	October 31, 2019	Weighted-Average Grant Date Fair Value	October 31, 2018	Weighted-Average Grant Date Fair Value	October 31, 2017	Weighted-Average Grant Date Fair Value
Nonvested Performance-Based at beginning of period	101,407	$69.28	150,881	$50.26	189,275	$64.43
Granted	56,400	$10.10	47,277	$70.41	17,000	$70.88
Vested	8,655	$42.69	5,390	$72.52	33,147	$148.05
Forfeited	12,836	$93.31	91,361	$38.27	22,247	$40.84
Nonvested Performance-Based at end of period	136,316	$44.22	101,407	$69.28	150,881	$50.26

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”) for certain officers and associates, which are performance based plans. This includes 30,277 target 2018 LTIP shares which were granted during fiscal year 2018. This also includes the remaining 4,439 2016 LTIP shares which were granted during fiscal 2016 and based on performance outcomes between 2016 and 2018. LTIP shares vest in the third, fourth and fifth fiscal years after grant date, subject to certain performance metrics.

Also included in the tables above are 98,550 target Time-based and 101,600 Performance-based Market Share Units (“MSUs”) of which 56,400 of each Time-based and Performance-based were granted to certain officers in fiscal 2019. Also MSU grants from fiscal years 2014 through 2017 were adjusted by 16,450 Time-based and 12,836 Performance-based in fiscal 2019, as certain performance conditions at measurement periods were not met and only a portion of the shares were vested, resulting in the reversal of $2.6 million of expense during the period. Additionally, 1,158 from the 2016 MSUs net shares were issued during fiscal 2019. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1, three years after the MSU grant date (for example, January 1, 2022 for the 2019 MSU grant) and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2019 MSU grants, specified community count improvement (as to 25% of the MSU amount) and pre-tax profit (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2018), (2) for the 2017 and 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2019 compared to fiscal 2017).

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

The following assumptions were used for 2019 MSU grants: historical volatility factor of the expected market price of our common stock of 62.51%, 59.60%, 57.04%, 60.03% and 56.86% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively and the concluded risk free rate assumptions of 1.80% and 1.81% equals the continuously compounded 2.55 year and 4 year yield, respectively and dividend yield of zero for all time periods. The following assumptions were used for 2018 MSU Grants: historical volatility factor of the expected market price of our common stock of 48.41%, 51.92%, 56.11%, 52.59% and 49.57% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively; the concluded risk free rate assumptions of 2.56% and 2.68% equals the continuously compounded 2.56 year and 4 year yield, respectively and dividend yield of zero for all time periods. The following assumptions were used for 2017 MSU grants: historical volatility factor of the expected market price of our common stock of 57.93%, 54.61%, 52.66%, 48.85% and 50.78% for the 2 year, 2.6 year, 3 year, 4 year and 5 year vesting tranches, respectively; risk free interest rates of 1.35%, 1.43%, 1.49%, 1.63% and 1.76% for each vesting tranche, respectively; and dividend yield of zero for all time periods.

Based on the terms of our equity compensation plans, awards that are forfeited become available to us for future grants under the plan. As of October 31, 2019, we had 22 thousand shares authorized and remaining for future issuance under our equity compensation plans. In addition, as of October 31, 2019, there were $4.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2019 and 2018, we received $4.8 million and $4.6 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2019 and 2018, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2019 and 2018 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for fiscal 2019 and 2018. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2019 and 2018 were as follows:

	Year Ended October 31,
(In thousands)	2019	2018

Balance, beginning of period	$95,064	$127,702
Additions – Selling, general and administrative	8,408	9,024
Additions – Cost of sales	6,260	17,180
Charges incurred during the period	(18,757)	(43,462)
Changes to pre-existing reserves	(1,604)	(15,380)
Balance, end of period	$89,371	$95,064

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during fiscal 2018 represented a payment for construction defect reserves related to the settlement of a litigation matter. Also, as a result of reductions in our construction defect claims in recent years and the impact of these reductions on the actuarial analysis on our total reserves, we recorded reductions in our construction defect reserves of $6.9 million in the fourth quarter of fiscal 2019 and $10.2 million in the fourth quarter of fiscal 2018. These reductions are reflected in the changes to pre-existing reserves in the table above.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.1 million and $0.2 million for the fiscal years ended October 31, 2019 and 2018, respectively, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2019, 2018 and 2017, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.9 million, $0.7 million and $0.8 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our directors and Chief Financial Officer, is employed by the Company’s mortgage subsidiary. His total commissions from the Company’s mortgage affiliate totaled approximately $223,000, $148,000 and $191,000 in fiscal 2019, 2018 and 2017, respectively.

Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, is employed by the Company. Mr. Hovnanian was Division President of the Northeast Division in fiscal 2019. His total compensation was approximately $609,000, $514,000 and $336,000 in fiscal 2019, 2018 and 2017, respectively.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). In October 2019, the EPA and U.S. Army Corps of Engineers promulgated a new rule, to become effective December 23, 2019, repealing the June 2015 rule and reinstating the previous rule scheme. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties subsequently executed a Tolling Agreement to toll the statute of limitations on collection until December 20, 2019 and are preparing an agreement to extend it to June 20, 2020 to allow the parties time to discuss settlement. The Company received a letter from the EPA on November 4, 2019 asking if the Company remained interested in settlement negotiations. The Company responded affirmatively and such negotiations are ongoing. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for April 20, 2020. An initial court-ordered mediation session took place on November 19, 2019. An additional mediation session is contemplated, but has not yet been scheduled. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2019 and 2018, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2019, we had total cash and letters of credit deposits amounting to $70.0 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the first quarter of fiscal 2017, we transferred one community we owned and our option to buy three communities to an existing joint venture, resulting in our receiving $11.2 million of net cash. During the first quarter of fiscal 2018, we acquired the remaining assets of one of our joint ventures, resulting in a $13.0 million reduction in our investment in the joint venture and a corresponding increase to inventory. During the third quarter of fiscal 2019, we contributed one community we owned to an existing joint venture, resulting in our receiving $15.9 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2019
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$108,520	$2,203	$110,723
Inventories	397,804	6,038	403,842
Other assets	24,896	233	25,129
Total assets	$531,220	$8,474	$539,694
Liabilities and equity:
Accounts payable and accrued liabilities	$71,297	$592	$71,889
Notes payable	186,882	-	186,882
Total liabilities	258,179	592	258,771
Equity of:
Hovnanian Enterprises, Inc.	120,891	4,747	125,638
Others	152,150	3,135	155,285
Total equity	273,041	7,882	280,923
Total liabilities and equity	$531,220	$8,474	$539,694
Debt to capitalization ratio	41%	0%	40%

	October 31, 2018
(Dollars in thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$50,010	$2,275	$52,285
Inventories	506,650	8,004	514,654
Other assets	35,105	-	35,105
Total assets	$591,765	$10,279	$602,044
Liabilities and equity:
Accounts payable and accrued liabilities	$79,108	$746	$79,854
Notes payable	236,665	-	236,665
Total liabilities	315,773	746	316,519
Equity of:
Hovnanian Enterprises, Inc.	114,950	4,369	119,319
Others	161,042	5,164	166,206
Total equity	275,992	9,533	285,525
Total liabilities and equity	$591,765	$10,279	$602,044
Debt to capitalization ratio	46%	0%	45%

As of October 31, 2019, we had advances outstanding of $1.4 million and as of October 31, 2018, we had advances and a note receivable of $4.6 million to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $127.0 million and $123.7 million at October 31, 2019 and 2018, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During the year ended October 31, 2019, we recorded a $0.9 million write down in our investment in one of our joint ventures in the West. During the year ended October 31, 2018, we did not write-down any of our joint venture investments; however, one of our joint ventures in the Northeast and one of our joint ventures in the Mid-Atlantic recorded asset impairments. We recorded our proportionate share of these impairment charges of $0.7 million and $0.6 million, respectively, as part of our share of the net income (loss) of the ventures.

	For The Year Ended October 31, 2019
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$488,914	$8,704	$497,618
Cost of sales and expenses	(456,563)	(7,948)	(464,511)
Joint venture net income	$32,351	$756	$33,107
Our share of net income	$28,761	$378	$29,139

	For The Year Ended October 31, 2018
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$602,681	$6,418	$609,099
Cost of sales and expenses	(577,106)	(5,173)	(582,279)
Joint venture net income	$25,575	$1,245	$26,820
Our share of net income	$23,904	$623	$24,527

	For The Year Ended October 31, 2017
(Dollars in thousands)	Homebuilding	Land Development	Total
Revenues	$312,164	$5,685	$317,849
Cost of sales and expenses	(324,514)	(4,633)	(329,147)
Joint venture net (loss) income	$(12,350)	$1,052	$(11,298)
Our share of net (loss) income	$(7,189)	$526	$(6,663)

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. To compensate us for the administrative services we provide as the manager of certain joint ventures we receive a management fee based on a percentage of the applicable joint venture’s revenues. These management fees, which totaled $16.9 million, $21.1 million and $11.3 million for the years ended October 31, 2019, 2018 and 2017, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statements of Operations.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2019	Fair Value at October 31, 2018

Mortgage loans held for sale (1)	Level 2	$166,007	$130,709
Forward contracts	Level 2	(64)	13
Total		$165,943	$130,722
Interest rate lock commitments	Level 3	$42	$(28)
Total		$165,985	$130,694

(1)  The aggregate unpaid principal balance was $161.1 million and $127.6 million at October 31, 2019 and 2018, respectively.

We elected the fair value option for our loans held for sale in accordance with ASC 825, “Financial Instruments,” which permits us to measure financial instruments at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The Financial Services segment had a pipeline of loan applications in process of $484.2 million at October 31, 2019. Loans in process for which interest rates were committed to the borrowers totaled $37.7 million as of October 31, 2019. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2019, the segment had open commitments amounting to $11.5 million to sell MBS with varying settlement dates through November 20, 2019.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2019
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,869	$42	$(64)

	Year Ended October 31, 2018
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net income all reflected in financial services revenues	$3,115	$(28)	$13

	Year Ended October 31, 2017
(In thousands)	Mortgage Loans Held for Sale	Interest Rate Lock Commitments	Forward Contracts

Fair value included in net loss all reflected in financial services revenues	$4,256	$(14)	$15

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2019 and 2018. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2019
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$9,670	$(2,494)	$7,176
Land and land options held for future development or sale	Level 3	$7,801	$(185)	$7,616

	Year Ended
	October 31, 2018
(In thousands)	Fair Value Hierarchy	Pre- Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,170	$(2,117)	$9,053
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.7 million, $2.1 million and $15.1 million for the years ended October 31, 2019, 2018 and 2017, respectively. See Note 12 for further detail of the communities evaluated for impairment.

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

Fair Value as of October 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$189,430	$-	$189,430
10.5% Senior Secured Notes due July 15, 2024	-	166,999	-	166,999
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	80,254	80,254
5.0% Senior Notes due February 1, 2040	-	-	31,993	31,993
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	106,499	106,499
Total fair value	$-	$356,429	$954,209	$1,310,638

Fair Value as of October 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
9.5% Senior Secured Notes due November 15, 2020	$-	$-	$74,250	$74,250
2.0% Senior Secured Notes due November 1, 2021	-	-	40,434	40,434
5.0% Senior Secured Notes due November 1, 2021	-	124,781	-	124,781
10.0% Senior Secured Notes due July 15, 2022	-	424,670	-	424,670
10.5% Senior Secured Notes due July 15, 2024	-	366,720	-	366,720
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	88,148	-	88,148
5.0% Senior Notes due February 1, 2040	-	35,628	-	35,628
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	114,328	114,328
Total fair value	$-	$1,039,947	$229,012	$1,268,959

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2019 and 2018.

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2019 and 2018 is as follows:

	Three Months Ended
(In thousands, except per share data)	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Revenues	$713,590	$482,041	$440,691	$380,594
Expenses	677,429	491,412	461,393	406,558
Inventory impairment loss and land option write-offs	2,687	1,435	1,462	704
Loss on extinguishment of debt	(42,436)	-	-	-
Income from unconsolidated joint ventures	8,376	3,742	7,252	9,562
(Loss) before income taxes	(586)	(7,064)	(14,912)	(17,106)
State and federal income tax provision	1,221	537	345	346
Net (loss)	$(1,807)	$(7,601)	$(15,257)	$(17,452)
Per share data:
Basic and assuming dilution:
Net (loss) per common share	$(0.30)	$(1.27)	$(2.56)	$(2.93)
Weighted-average number of common shares outstanding	5,982	5,971	5,962	5,958

	Three Months Ended
(In thousands, except per share data)	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Revenues	$614,811	$456,712	$502,544	$417,166
Expenses	581,680	463,004	509,352	442,047
Inventory impairment loss and land option write-offs	318	96	2,673	414
Loss on extinguishment of debt	(1,830)	(4,266)	(1,440)	-
Income (loss) from unconsolidated joint ventures	17,134	10,732	1,343	(5,176)
Income (loss) before income taxes	48,117	78	(9,578)	(30,471)
State and federal income tax provision (benefit)	1,939	1,104	245	338
Net income (loss)	$46,178	$(1,026)	$(9,823)	$(30,809)
Per share data:
Basic:
Net income (loss) per common share	$7.75	$(0.18)	$(1.65)	$(5.20)
Weighted-average number of common shares outstanding	5,957	5,947	5,937	5,921
Assuming dilution:
Net income (loss) per common share	$7.34	$(0.18)	$(1.65)	$(5.20)
Weighted-average number of common shares outstanding	6,077	5,947	5,937	5,921

23. Subsequent Events

On November 5, 2019, K. Hovnanian commenced a private offer to exchange its 10.0% 2022 Notes and its 10.5% 2024 Notes for its newly issued 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”). In conjunction with this exchange offer, K. Hovnanian solicited consents to proposed amendments (the “ Proposed Amendments”) from the holders of such Notes to the indenture, dated as of July 27, 2017, among HEI, K. Hovnanian and the other guarantors parties thereto and Wilmington Trust, National Association, as trustee and collateral agent (the “Existing Indenture”), providing for, among other matters, the elimination of most of the restrictive covenants, certain of the affirmative covenants and certain of the events of default contained in such indenture.

The Exchange Offers and the Consent Solicitations expired at 11:59 p.m., New York City time, on December 5, 2019. As of the expiration date of the Exchange Offers, K. Hovnanian had received tenders from holders of $23.2 million in aggregate principal amount, or 10.6%, of the 10.0% 2022 Notes and $141.7 million in aggregate principal amount, or 67.0%, of the 10.5% 2024 Notes, all of which were accepted for exchange, and had received the requisite consents in connection with the Consent Solicitation for the 10.5% 2024 Notes. K. Hovnanian did not receive the requisite consents in connection with the Consent Solicitation for the 10% 2022 Notes and therefore the 10.5% 2022 Notes will continue to be subject to the terms of the Existing Indenture without giving effect to the Proposed Amendments. On December 6, 2019, K. Hovnanian, HEI, as guarantor, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, entered into the Tenth Supplemental Indenture, dated as of December 6, 2019, amending and supplementing the Existing Indenture in respect of the Proposed Amendments, which amendments became operative on the settlement date of the Exchange Offer.

On December 10, 2019, K. Hovnanian settled the exchange offer and issued $158.5 million aggregate principal amount of 1.75 Lien Notes and paid cash to exchanging holders in respect of accrued and unpaid interest on the 10.0% 2022 Notes and 10.5% 2024 Notes accepted for exchange to, but not including, the settlement date and, if applicable, amounts due in lieu of fractional amounts of 1.75 Lien Notes. The 1.75 Lien Notes were issued under an Indenture, dated as of December 10, 2019, among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (the “New 2025 Notes Indenture”).  The 1.75 Lien Notes are guaranteed by HEI and the Notes Guarantors and the 1.75 Lien Notes and the guarantees thereof will be secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions. The New 1.75 Lien Notes bear interest at 10.0% per annum and mature on November 15, 2025. Interest on the 1.75 Lien Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2020, to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. The New 2025 Notes Indenture contains restrictive covenants that are substantially similar to those contained in the indentures governing the New Secured Notes.

In addition, on December 10, 2019, K. Hovnanian, HEI, the other Notes Guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “1.75 Lien Credit Agreement”) providing for $81.5 million of senior secured 1.75 lien term loans (the “1.75 Lien Term Loans”), that were borrowed by K. Hovnanian and guaranteed by the Notes Guarantors in exchange for $163.0 million of K. Hovnanian’s senior unsecured term loans due February 1, 2027 pursuant to an Exchange Agreement, dated December 10, 2019, by and among K. Hovnanian, HEI, the other Notes Guarantors party thereto and the Investors. The 1.75 Lien Term Loans and the guarantees thereof will be secured on a pari passu basis with the 1.75 Lien Notes by the same assets that will secure the 1.75 Lien Notes, subject to permitted liens and certain exceptions. The 1.75 Lien Term Loans will bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028.  The 1.75 Lien Credit Agreement contains representations and warranties and covenants that are substantially similar to those contained in the Secured Credit Agreement.