Form 10-Q
period 2020-01-31
HOVNANIAN ENTERPRISES INC
filed 2020-03-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,506,301 shares of Class A Common Stock and 624,486 shares of Class B Common Stock were outstanding as of March 2, 2020.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$81,396	$130,976
Restricted cash and cash equivalents	19,878	20,905
Inventories:
Sold and unsold homes and lots under development	1,009,098	993,647
Land and land options held for future development or sale	81,402	108,565
Consolidated inventory not owned	205,215	190,273
Total inventories	1,295,715	1,292,485
Investments in and advances to unconsolidated joint ventures	135,331	127,038
Receivables, deposits and notes, net	49,188	44,914
Property, plant and equipment, net	19,654	20,127
Prepaid expenses and other assets	71,284	45,704
Total homebuilding	1,672,446	1,682,149

Financial services	117,557	199,275
Total assets	$1,790,003	$1,881,424

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$205,805	$203,585
Accounts payable and other liabilities	306,559	320,193
Customers’ deposits	33,312	35,872
Liabilities from inventory not owned, net of debt issuance costs	152,235	141,033
Senior notes and credit facilities (net of discount, premium and debt issuance costs)	1,460,200	1,479,990
Accrued interest	30,899	19,081
Total homebuilding	2,189,010	2,199,754

Financial services	96,057	169,145
Income taxes payable	4,015	2,301
Total liabilities	2,289,082	2,371,200

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2020 and October 31, 2019	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 16,000,000 shares; issued 5,976,731 shares at January 31, 2020 and 5,973,727 shares at October 31, 2019	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 2,400,000 shares; issued 652,155 shares at January 31, 2020 and 650,363 shares at October 31, 2019	7	7
Paid in capital – common stock	715,336	715,504
Accumulated deficit	(1,235,121)	(1,225,973)
Treasury stock – at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at January 31, 2020 and October 31, 2019	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(499,779)	(490,463)
Noncontrolling interest in consolidated joint ventures	700	687
Total equity deficit	(499,079)	(489,776)
Total liabilities and equity	$1,790,003	$1,881,424

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2020	2019
Revenues:
Homebuilding:
Sale of homes	$479,233	$362,135
Land sales and other revenues	809	8,851
Total homebuilding	480,042	370,986
Financial services	14,014	9,608
Total revenues	494,056	380,594

Expenses:
Homebuilding:
Cost of sales, excluding interest	396,355	304,927
Cost of sales interest	18,136	10,242
Inventory impairment loss and land option write-offs	2,828	704
Total cost of sales	417,319	315,873
Selling, general and administrative	40,674	42,736
Total homebuilding expenses	457,993	358,609

Financial services	9,554	8,474
Corporate general and administrative	19,744	17,664
Other interest	25,003	22,273
Other operations	194	242
Total expenses	512,488	407,262
Gain on extinguishment of debt	9,456	-
Income from unconsolidated joint ventures	1,540	9,562
(Loss) before income taxes	(7,436)	(17,106)
State and federal income tax provision:
State	1,712	346
Federal	-	-
Total income taxes	1,712	346
Net (loss)	$(9,148)	$(17,452)

Per share data:
Basic and assuming dilution:
Net (loss) per common share	$(1.49)	$(2.93)
Weighted-average number of common shares outstanding	6,161	5,958

See notes to condensed consolidated financial statements (unaudited).

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

THREE MONTH PERIOD ENDED JANUARY 31, 2020

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)

Stock options, amortization and issuances							162				162

Restricted stock amortization, issuances and forfeitures	3,000		1,796				(330)				(330)

Conversion of Class B to Class A common stock	4		(4)								-

Changes in noncontrolling interest in consolidated joint ventures										13	13
Net (loss)								(9,148)			(9,148)

Balance, January 31, 2020	5,506,301	$60	624,486	$7	5,600	$135,299	$715,336	$(1,235,121)	$(115,360)	$700	$(499,079)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

THREE MONTH PERIOD ENDED JANUARY 31, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)

Stock options, amortization and issuances							107				107

Restricted stock amortization, issuances and forfeitures	2,830		922				485				485

Conversion of Class B to Class A common stock	20		(20)								-
Net (loss)								(17,452)			(17,452)

Balance, January 31, 2019	5,316,278	$58	622,906	$6	5,600	$135,299	$710,941	$(1,201,308)	$(115,360)	$-	$(470,364)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(9,148)	$(17,452)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	1,279	979
Compensation from stock options and awards	(116)	615
Amortization of bond discounts, premiums and deferred financing costs	1,281	1,820
Gain on sale and retirement of property and assets	(2)	(15)
Income from unconsolidated joint ventures	(1,540)	(9,562)
Distributions of earnings from unconsolidated joint ventures	9,250	-
Gain on extinguishment of debt	(9,456)	-
Noncontrolling interest in consolidated joint venture	13	-
Inventory impairment and land option write-offs	2,828	704
(Increase) decrease in assets:
Origination of mortgage loans	(268,465)	(190,916)
Sale of mortgage loans	345,183	256,161
Receivables, prepaids, deposits and other assets	(4,437)	(1,331)
Inventories	(6,058)	(100,912)
Increase (decrease) in liabilities:
State income tax payable	1,714	341
Customers’ deposits	(2,560)	409
Accounts payable, accrued interest and other accrued liabilities	(32,122)	(63,013)
Net cash provided by (used in) operating activities	27,644	(122,172)
Cash flows from investing activities:
Proceeds from sale of property and assets	9	15
Purchase of property, equipment and other fixed assets and acquisitions	(809)	(1,019)
Investments in and advances to unconsolidated joint ventures	(18,524)	(1,329)
Distributions of capital from unconsolidated joint ventures	2,521	5,727
Net cash (used in) provided by investing activities	(16,803)	3,394
Cash flows from financing activities:
Proceeds from mortgages and notes	60,437	54,216
Payments related to mortgages and notes	(58,725)	(28,264)
Proceeds from model sale leaseback financing programs	2,368	9,567
Payments related to model sale leaseback financing programs	(7,474)	(1,860)
Proceeds from land bank financing programs	39,620	14,626
Payments related to land bank financing programs	(23,544)	(3,193)
Net payments related to mortgage warehouse lines of credit	(67,204)	(61,992)
Net borrowings from senior secured revolving credit facility	-	36,000
Proceeds from senior secured notes, net of discount	-	21,348
Deferred financing costs from land bank financing program and note issuances	(10,637)	(1,489)
Net cash (used in) provided by financing activities	(65,159)	38,959
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(54,318)	(79,819)
Cash, cash equivalents, and restricted cash and cash equivalents balance, beginning of period	182,266	232,992
Cash, cash equivalents, and restricted cash and cash equivalents balance, end of period	$127,948	$153,173

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Three Months Ended
	January 31,
	2020	2019
Supplemental disclosures of cash flows:
Cash paid for interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$13,955	$40,439
Cash (received) paid for income taxes	$(2)	$6

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$81,396	$113,314
Homebuilding: Restricted cash and cash equivalents	19,878	12,827
Financial Services: Cash and cash equivalents, included in Financial services assets	4,181	4,317
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	22,493	22,715
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$127,948	$153,173

See notes to condensed consolidated financial statements (unaudited).

Supplemental disclosure of noncash investing and financing activities:

In accordance with the adoption of ASU 2016-02, in the first quarter of fiscal 2020, we recorded a beginning right-of-use asset of $23.3 million and a right-of-use lease liability of $24.4 million.

In the first quarter of fiscal 2020, K. Hovnanian, the issuer of our notes, completed a debt for debt exchange whereby it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024. K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its unsecured term loans for $81.5 million in aggregate principal amount of 1.75 Lien secured term loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028. See Note 12 for further information.

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

The accompanying unaudited Condensed Consolidated Financial Statements include HEI's accounts and those of all of its consolidated subsidiaries after elimination of all of its significant intercompany balances and transactions. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by the Company. One of HEI's subsidiaries owns a 99% controlling interest in the consolidated joint venture, and therefore HEI is required to consolidate the joint venture within its Condensed Consolidated Financial Statements. The 1% that we do not own is accounted for as noncontrolling interest.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

Reverse Stock Split – As discussed in Note 15, in March 2019, the Company's stockholders approved and the Board of Directors determined to effectuate a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-25 and a corresponding decrease in the number of authorized shares of the common stock. The Reverse Stock Split became effective on March 29, 2019, and every 25 issued shares (including treasury shares) of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), were combined into one share of Class A Common Stock, and every 25 issued shares (including treasury shares) of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), were combined into one share of Class B Common Stock. All share and per share amounts throughout this report have been retroactively adjusted to reflect the reverse stock split.

2.	Stock Compensation

For the three months ended January 31, 2020, the Company’s total stock-based compensation income was $0.1 million, net of expense of $0.6 million, as a result of the cancellation of certain market stock units awards based on performance conditions which were not met. For the three months ended January 31, 2019, there was stock-based compensation expense of $0.6 million. Included in this total stock-based compensation expense was the vesting of stock options of $0.2 million and $0.1 million for the three months ended January 31, 2020 and 2019, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
(In thousands)	2020	2019
Interest capitalized at beginning of period	$71,264	$68,117
Plus interest incurred(1)	44,334	38,853
Less cost of sales interest expensed	18,136	10,242
Less other interest expensed(2)(3)	25,003	22,273
Less interest contributed to unconsolidated joint venture(4)	4,580	-
Interest capitalized at end of period(5)	$67,879	$74,455

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $14.9 million and $17.6 million for the three months ended January 31, 2020 and 2019, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $10.1 million and $4.7 million for the three months ended January 31, 2020 and 2019, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2020	2019
Other interest expensed	$25,003	$22,273
Interest paid by our mortgage and finance subsidiaries	770	689
(Increase) decrease in accrued interest	(11,818)	17,477
Cash paid for interest, net of capitalized interest	$13,955	$40,439

(4)

Represents capitalized interest which was included as part of the assets contributed to the joint venture the Company entered into in December 2019, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of this transaction.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2020, we did not record any impairment losses. The one community impaired during the first quarter of fiscal 2019 was sold and the purchase offer price was used to determine the fair value and therefore, no discount rate was used. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2020 and 2019, we evaluated inventories of all 383 and 397 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the three months ended January 31, 2020 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $0.6 million. As a result of our undiscounted future cash flow analyses, the community did not require a discounted cash flow analysis to be performed and therefore, no impairment loss was recorded for the three months ended January 31, 2020. We performed undiscounted future cash flow analyses during the three months ended January 31, 2019 for one of the 397 communities (i.e., it had a projected operating loss or other impairment indicators). As discussed above, this community was sold and the purchase price was used to determine the fair value. As a result of the purchase price being below book value, we recorded an impairment loss for such community of less than $0.1 million (the pre-impairment value was $6.3 million) for the three months ended January 31, 2019, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $2.8 million and $0.7 million for the three months ended January 31, 2020 and 2019, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2020 and 2019 were 1,285 and 1,490, respectively. The walk-aways were located in the Mid-Atlantic, Midwest and Southeast segments in the first quarter of fiscal 2020 and in all segments in the first quarter of fiscal 2019.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated a portion of one previously mothballed community. As of both January 31, 2020 and October 31, 2019, the net book value associated with our 13 total mothballed communities was $13.8 million, which was net of impairment charges recorded in prior periods of $138.1 million.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2020 and October 31, 2019, inventory of $48.5 million and $54.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $46.3 million and $51.2 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2020 and October 31, 2019, inventory of $156.7 million and $136.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $105.9 million and $89.8 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2020 and October 31, 2019, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2020, we had total cash and letters of credit deposits amounting to $74.3 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2020 and 2019, we received $1.3 million and $1.2 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in each of fiscal 2020 and 2019, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in each of fiscal 2020 and 2019 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for each of fiscal 2020 and 2019. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2020	2019

Balance, beginning of period	$89,371	$95,064
Additions – Selling, general and administrative	1,941	2,158
Additions – Cost of sales	1,903	2,028
Charges incurred during the period	(3,665)	(6,091)
Changes to pre-existing reserves	355	251
Balance, end of period	$89,905	$93,410

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the three months ended January 31, 2020 and 2019 for prior year deliveries.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, was that the June 2015 rule applied in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applied in the rest). The EPA and U.S. Army Corps of Engineers have since promulgated a new rule, which became effective in December 2019, repealing the June 2015 rule and reinstating for the time being the previous rule scheme nationwide; it is now the subject of several lawsuits contending it is invalid, including one by a coalition of 14 states and several local governments. And in January 2020, the EPA and the U.S. Army Corps of Engineers announced that they have finalized a rule they characterize as more appropriate for determining the scope of waters subject to federal permitting; after it formally takes effect, this rule is intended to replace the pre-June 2015 regime. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties subsequently executed a Tolling Agreement to toll the statute of limitations on collection until December 20, 2019 and have prepared an agreement to extend it to June 20, 2020 to allow the parties time to discuss settlement. The Company received a letter from the EPA on November 4, 2019 asking if the Company remained interested in settlement negotiations. The Company responded affirmatively and such negotiations are ongoing. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for September 14, 2020. An initial court-ordered mediation session took place on November 19, 2019. Additional mediation sessions have been scheduled for April 27 and 28, 2020. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2020 and October 31, 2019, $64.4 million and $143.1 million, respectively, of the total cash and cash equivalents was in cash equivalents and Restricted cash and cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $19.9 million and $20.9 million as of January 31, 2020 and October 31, 2019, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $22.5 million and $24.8 million as of January 31, 2020 and October 31, 2019, respectively. Included in these balances were (1) financial services customers’ deposits of $20.2 million at January 31, 2020 and $22.8 million as of October 31, 2019, which are subject to restrictions on our use, and (2) $2.3 million at January 31, 2020 and $2.0 million as of October 31, 2019 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

9.	Leases

We lease certain office space for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842 “Leases” ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office lease terms are generally from three to five years and generally contain renewal options. In accordance with ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the right of use (“ ROU”) asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining the incremental borrowing rate, we consider the lease period and our collateralized borrowing rates.

Our lease population at January 31, 2020 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

(In thousands)	Three Months Ended January 31, 2020

Operating lease cost	$2,591
Cash payments on lease liabilities	$2,316

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The following table contains additional information about our leases:

At January 31, 2020
ROU assets	$ 22,267
Lease liabilities	$23,306
Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate (incremental borrowing rate)	9.6%

Maturities of our operating lease liabilities as of January 31, 2020 are as follows:

Year ended October 31,	(in thousands)
2020 (excluding the three months ended January 31, 2020)	$6,817
2021	7,894
2022	6,725
2023	3,447
2024	1,128
Thereafter	1,791
Total payments	27,802
Less: imputed interest	(4,496)
Present value of lease liabilities	$ 23,306

10.	Mortgage Loans Held for Sale

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

At January 31, 2020 and October 31, 2019, $74.4 million and $143.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2020 and 2019, we had reserves specifically for 21 and 20 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2020 and 2019 was as follows:

	Three Months Ended
	January 31,
(In thousands)	2020	2019

Loan origination reserves, beginning of period	$1,268	$2,563
Provisions for losses during the period	40	41
Adjustments to pre-existing provisions for losses from changes in estimates	-	10
Payments/Settlements	-	(1,350)
Loan origination reserves, end of period	$1,308	$1,264

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $205.8 million and $203.6 million (net of debt issuance costs) at January 31, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $422.2 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 8.2% and 8.3% at January 31, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which was amended on December 13, 2019, to extend the maturity to December 11, 2020 is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 1.66% at January 31, 2020, plus the applicable margin of 2.5% or 2.625% based upon type of loan. As of January 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $26.7 million and $47.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which was amended on February 28, 2020 to extend the maturity and adjust interest rates and is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 12, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $23.0 million and $47.6 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on January 22, 2020 to extend the maturity and adjust interest rates and is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 18, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of January 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $23.3 million and $45.5 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2020, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2020 and October 31, 2019, were as follows:

	January 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$195,842	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	103,141	103,141
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
Total Senior Secured Notes	$1,159,490	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$-	$-
Net discounts and premiums	$23,503	$(49,145)
Net debt issuance costs	$(24,552)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,460,200	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At January 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.5 million, which is included as “Gain on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations. The effect of this gain on a per share basis was $0.65, excluding the impact of taxes, as our deferred tax assets are fully reserved by a valuation allowance.

The 1.75 Lien Notes were issued under an Indenture, dated as of December 10, 2019, among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 1.75 Lien Notes are guaranteed by HEI and the Notes Guarantors and the 1.75 Lien Notes and the guarantees thereof will be secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions. Interest on the 1.75 Lien Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2020, to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. The 1.75 Lien Notes have a maturity of November 15, 2025.

The 1.75 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to November 15, 2021 at a redemption price equal to 100.0% of their principal amount plus an applicable “Make-Whole Amount”. At any time and from time to time on or after November 15, 2021 and prior to November 15, 2022, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 105.00% of their principal amount, at any time and from time to time after November 15, 2022 and prior to November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 100.0% of their principal amount. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of the 1.75 Lien Notes prior to November 15, 2021 with the net cash proceeds from certain equity offerings at 110.00% of principal.

The Secured Term Loans and the guarantees thereof will be secured on a pari passu basis with the 1.75 Lien Notes by the same assets that will secure the 1.75 Lien Notes, subject to permitted liens and certain exceptions. The Secured Term Loans bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028.  The Secured Term Loans bear interest at a rate equal to 10.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Secured Term Loans may be voluntarily prepaid in whole or in part at K. Hovnanian’s option at any time prior to November 15, 2021 at a prepayment price equal to 100.0% of their principal amount plus any applicable “Make-Whole Amount”. At any time and from time to time on or after November 15, 2021 and prior to November 15, 2022, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 105.00% of their principal amount, at any time and from time to time after November 15, 2022 and prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

Fiscal 2019

On January 15, 2019,  K. Hovnanian issued $25.0 million in aggregate principal amount of the additional 10.5% 2024 Notes to GSO Capital Partners LP (“GSO”) or one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”) at a discount for a purchase price of $21.3 million in cash. The additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes.

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. Availability under the Secured Credit Agreement will terminate on December 28, 2022. The Secured Revolving Loans bear interest at a rate per annum equal to 7.75%, and interest is payable in arrears, on the last business day of each fiscal quarter.

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

In addition, on October 31, 2019, K. Hovnanian completed private exchanges of (i) approximately $221.0 million aggregate principal amount of its 10.0% 2022 Notes and approximately $114.0 million aggregate principal amount of its 10.5% 2024 Notes held by certain participating bondholders (the “Exchanging Holders”) for a portion of the $350.0 million aggregate principal amount of 1.125 Lien Notes described above and/or cash, and (ii) approximately $99.6 million aggregate principal amount of its 10.5% 2024 Notes held by certain of the Exchanging Holders for approximately $103.1 million aggregate principal amount of 11.25% Senior Secured 1.5 Lien Notes due 2026 (the “1.5 Lien Notes” and, together with the 1.125 Lien Notes and the 1.25 Lien Notes, the “New Secured Notes”), pursuant to an Exchange Agreement, dated October 30, 2019 (the “Exchange Agreement”), among K. Hovnanian, the Notes Guarantors and the Exchanging Holders.

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

HEI and K. Hovnanian obtained the consent of certain lenders/holders under its existing debt instruments to amend such debt instruments in connection with the issuance of the New Secured Notes and the execution of the indentures governing the New Secured Notes and the Secured Credit Agreement. HEI, K. Hovnanian and the guarantors also amended such debt instruments to add certain subsidiaries as guarantors thereunder and, in the case of the Second Lien Notes, to add such new guarantors as pledgors and grantors of their assets (subject to permitted liens and certain exceptions) to secure such Second Lien Notes.

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

See “—Fiscal 2020” for a discussion of the 1.75 Lien Notes and the Secured Term Loans and “—Fiscal 2019” for a discussion of the Secured Credit Agreement.

Each series of secured notes and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt, the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loan. The liens securing the 1.125 Lien Notes are senior to the liens securing the 1.25 Lien Notes, 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.125 Lien Notes, the liens securing the 1.25 Lien Notes are senior to the liens securing the 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.25 Lien Notes, the liens securing the 1.5 Lien Notes are senior to the liens securing the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.5 Lien Notes, the liens securing the 1.75 Lien Notes and the Secured Term Loans (which are secured on a pari passu basis with each other) are senior to the liens securing the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.75 Lien Notes and the Secured Term Loans, in each case, with respect to the assets securing such debt.

As of January 31, 2020, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes would have included (in the case of the Secured Credit Agreement, the Secured Term Loans, the New Secured Notes and the 1.75 Lien Notes, such collateral will be perfected in accordance with the terms of the applicable Debt Instrument) (1) $87.8 million of cash and cash equivalents, which included $18.5 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $446.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $200.3 million.

Unsecured Obligations

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into a senior unsecured term loan credit facility (the “Unsecured Term Loan Facility”), under which K. Hovnanian has borrowed approximately $202.5 million of Unsecured Term Loans to fund, together with cash on hand, the redemption of certain of K. Hovnanian’s unsecured notes. The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027. On February 1, 2018, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “2040 Notes”) under a new indenture in an exchange offer (the “Exchange Offer”) for $170.2 million aggregate principal amount of K. Hovnanian’s 8.0% Senior Notes. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of HEI (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The 2026 Notes and the 2040 Notes were issued by K. Hovnanian and guaranteed by certain of its subsidiaries, except the Subsidiary Purchaser, which does not guarantee the 2026 Notes or the 2040 Notes. The 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 2026 Notes and the 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date.

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

At any time and from time to time on or after February 1, 2020 and prior to February 1, 2021, K. Hovnanian may redeem some or all of the 2040 Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after February 1, 2021, K. Hovnanian may also redeem some or all of the 2040 Notes at a redemption price equal to 100.0% of their principal amount.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $17.8 million and $19.2 million letters of credit outstanding at January 31, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $18.5 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

There were 0.3 million and 0.1 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three months ended January 31, 2020 and January 31, 2019, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for each respective period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million and 0.3 million for the three months ended January 31, 2020 and 2019, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2020 and 2019, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On March 19, 2019, the Company's stockholders approved at an annual meeting an amendment to our Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-25 and a corresponding decrease in the number of authorized shares of the common stock. Following the stockholders' approval, the Board of Directors, on March 19, 2019, determined to effectuate the Reverse Stock Split, which became effective on March 29, 2019, and every 25 issued shares (including treasury shares) of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), were combined into one share of Class A Common Stock, and every 25 issued shares (including treasury shares) of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), were combined into one share of Class B Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2020. As of January 31, 2020, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax expense of $1.7 million recognized for the three months ended January 31, 2020 was primarily related to state tax expense from the impact of the cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference. The total income tax expense of $0.3 million recognized for the three months ended January 31, 2019 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

Our federal NOLs of $1.5 billion expire between 2028 and 2037, and $32.1 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $211.4 million expire between 2020 through 2024; $1.2 billion expire between 2025 through 2029; $760.1 million expire between 2030 through 2034; $277.6 million expire between 2035 through 2039; and $74.4 million have an indefinite carryforward period.

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

As of January 31, 2020, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $596.0 million as of January 31, 2020, which fully reserves for our DTAs, is appropriate.

1.

As of January 31, 2020, on a tax basis, the Company had pre-tax income when adjusted for permanent differences on a three-year cumulative basis. However, on a US GAAP basis, the Company was still in a three-year cumulative pre-tax loss position as of January 31, 2020. Therefore, it is too early to conclude whether we will continue to not be in a three-year cumulative loss position going forward on a tax accounting basis. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, second and third quarters of fiscal 2018, fourth quarter of fiscal 2019, and first quarter of fiscal 2020, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

Our net contracts per community and our absolute net contracts increased in the first quarter of fiscal 2020 compared to the first quarter of 2019, which is the third consecutive quarter of year over year increases in contracts per community and absolute net contracts. (Positive Objective Evidence)

4.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
5.

We exited two geographic markets in fiscal 2016 and completed the wind down of operations in two other markets in fiscal 2018 that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall US economy and government policies and consumer confidence, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

17.	Operating and Reporting Segments

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

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended
	January 31,
(In thousands)	2020	2019

Revenues:
Northeast	$45,276	$19,941
Mid-Atlantic	87,759	53,430
Midwest	46,444	44,921
Southeast	36,774	43,991
Southwest	163,899	118,199
West	99,621	89,901
Total homebuilding	479,773	370,383
Financial services	14,014	9,608
Corporate and unallocated	269	603
Total revenues	$494,056	$380,594

(Loss) income before income taxes:
Northeast	$5,741	$5,879
Mid-Atlantic	4,058	(7)
Midwest	(3,443)	(849)
Southeast	(4,311)	(2,929)
Southwest	8,620	2,386
West	1,611	11,705
Total homebuilding	12,276	16,185
Financial services	4,460	1,134
Corporate and unallocated (1)	(24,172)	(34,425)
(Loss) income before income taxes	$(7,436)	$(17,106)

(1)  Corporate and unallocated for the three months ended January 31, 2020 included corporate general and administrative costs of $19.7 million, interest expense of $14.9 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(9.5) million of gain on extinguishment of debt and $(0.9) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the three months ended January 31, 2019 included corporate general and administrative costs of $17.7 million, interest expense of $17.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(0.8) million of other income and expenses primarily related to interest income, gain on the sale of our corporate headquarters building and stock compensation.

	January 31,	October 31,
(In thousands)	2020	2019

Assets:
Northeast	$151,859	$163,342
Mid-Atlantic	267,198	264,894
Midwest	122,317	117,242
Southeast	276,643	281,654
Southwest	364,239	357,052
West	336,243	311,919
Total homebuilding	1,518,499	1,496,103
Financial services	117,557	199,275
Corporate and unallocated	153,947	186,046
Total assets	$1,790,003	$1,881,424

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

During the first quarter of fiscal 2020, we contributed eight communities we owned, including four active communities, to a new joint venture for $29.8 million of cash after our investment in the unconsolidated joint venture.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	January 31, 2020
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$71,647	$1,758	$73,405
Inventories	450,493	3,266	453,759
Other assets	25,079	459	25,538
Total assets	$547,219	$5,483	$552,702

Liabilities and equity:
Accounts payable and accrued liabilities	$91,851	$447	$92,298
Notes payable	145,764	-	145,764
Total liabilities	237,615	447	238,062
Equity of:
Hovnanian Enterprises, Inc.	131,017	4,141	135,158
Others	178,587	895	179,482
Total equity	309,604	5,036	314,640
Total liabilities and equity	$547,219	$5,483	$552,702
Debt to capitalization ratio	32%	0%	32%

(Dollars in thousands)	October 31, 2019
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$108,520	$2,203	$110,723
Inventories	397,804	6,038	403,842
Other assets	24,896	233	25,129
Total assets	$531,220	$8,474	$539,694

Liabilities and equity:
Accounts payable and accrued liabilities	$71,297	$592	$71,889
Notes payable	186,882	-	186,882
Total liabilities	258,179	592	258,771
Equity of:
Hovnanian Enterprises, Inc.	120,891	4,747	125,638
Others	152,150	3,135	155,285
Total equity	273,041	7,882	280,923
Total liabilities and equity	$531,220	$8,474	$539,694
Debt to capitalization ratio	41%	0%	40%

As of January 31, 2020 and October 31, 2019, we had advances outstanding of $0.2 million and $1.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $135.3 million and $127.0 million at January 31, 2020 and October 31, 2019, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the three months ended January 31, 2020 and 2019, we did not write-down any of our unconsolidated joint venture investments.

	For the Three Months Ended January 31, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$86,964	$3,740	$90,704
Cost of sales and expenses	(88,551)	(4,953)	(93,504)
Joint venture net loss	$(1,587)	$(1,213)	$(2,800)
Our share of net income (loss)	$1,470	$(606)	$864

	For the Three Months Ended January 31, 2019
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$95,774	$1,005	$96,779
Cost of sales and expenses	(89,312)	(971)	(90,283)
Joint venture net income	$6,462	$34	$6,496
Our share of net income	$9,541	$17	$9,558

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain unconsolidated joint ventures and the deferral of income for lots purchased by us from unconsolidated certain joint ventures. For the first quarter of fiscal 2020, the difference can also be attributed to two unconsolidated joint ventures which we had previously written off our investment in that are still active and are operating at a loss. For the first quarter of fiscal 2019, the difference can also be attributed to a return of capital from an unconsolidated joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $3.7 million and $3.4 million for the three months ended January 31, 2020 and 2019, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures is currently 32%. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company on November 1, 2019 and we applied the modified retrospective method of adoption, resulting in no restatement of prior period financial statements. We elected the practical expedient package which allows us to carry forward our original assessment of whether contracts contained leases, lease classification and the initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The adoption of ASU 2016-02 resulted in a gross up on our Condensed Consolidated Balance Sheets for ROU assets and lease liabilities of $23.3 million and $24.4 million, respectively, as of November 1, 2019. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating ROU assets. Our ROU assets are included in “Prepaid expenses and other assets” and the corresponding lease liabilities are included in “Accounts payable and other liabilities” line items on our Condensed Consolidated Balance Sheets. The adoption of ASU 2016-02 had no impact on our condensed consolidated statements of operations or cash flows, nor did it have a significant impact on our business processes, systems or internal controls.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of the applicable guidance of ASU 2018-09 did not have any significant impact on our Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	January 31,	October 31,
(In thousands)	Hierarchy	2020	2019

Mortgage loans held for sale (1)	Level 2	$89,330	$166,007
Forward contracts	Level 2	(183)	(64)
Total		$89,147	$165,943
Interest rate lock commitments	Level 3	$118	$42
Total		$89,265	$165,985

(1)  The aggregate unpaid principal balance was $86.5 million and $161.1 million at January 31, 2020 and October 31, 2019, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $496.6 million at January 31, 2020. Loans in process for which interest rates were committed to the borrowers totaled $47.4 million as of January 31, 2020. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2020, the segment had open commitments amounting to $11.5 million to sell MBS with varying settlement dates through February 20, 2020.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended January 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,862	$118	$(183)

Three Months Ended January 31, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$1,996	$225	$(385)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2019. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

Three Months Ended
January 31, 2019
Pre-
	Fair Value	Impairment
(In thousands)	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$-	$-	$-

Land and land options held for future development or sale	Level 3	$6,302	$(43)	$6,259

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of less than $0.1 million for the three months ended January 31, 2019. We did not record any inventory impairments for the three months ended January 31, 2020. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of January 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$180,175	$-	$180,175
10.5% Senior Secured Notes due July 15, 2024	-	49,133	-	49,133
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	341,250	341,250
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	273,852	273,852
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	118,877	118,877
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	79,022	79,022
5.0% Senior Notes due February 1, 2040	-	36,949	-	36,949
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	22,049	22,049
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	61,124	61,124
Total fair value	$-	$266,257	$999,315	$1,265,572

Fair Value as of October 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$189,430	$-	$189,430
10.5% Senior Secured Notes due July 15, 2024	-	166,999	-	166,999
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	80,254	80,254
5.0% Senior Notes due February 1, 2040	-	-	31,993	31,993
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	106,499	106,499
Total fair value	$-	$356,429	$954,209	$1,310,638

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of January 31, 2020 and October 31, 2019.

21.	Transactions with Related Parties

During the three months ended January 31, 2020 and 2019, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million for both periods. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Key Performance Indicators

The following key performance indicators are commonly used in the homebuilding industry and by management as a means to better understand our operating performance, trends affecting our business and compare our performance with the performance of other homebuilders. We believe these key performance indicators also provide useful information to investors in analyzing our performance:

●

Net contracts is a volume indicator which represents the number of new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period. The dollar value of net contracts represents the dollars associated with net contracts executed in the period. These values are an indicator of potential future revenues;

●

Contract backlog is a volume indicator which represents the number of homes that are under contract, but not yet delivered as of the stated date. The dollar value of contract backlog represents the dollar amount of the homes in contract backlog. These values are an indicator of potential future revenues;

●

Active selling communities is a volume indicator which represents the number of communities which are open for sale with ten or more home sites available as of the end of a period. We identify communities based on product type, therefore at times there are multiple communities at one land site. These values are an indicator of potential revenues;

●

Net contracts per average active selling community is used to indicate the pace at which homes are being sold (put into contract) in active selling communities and is calculated by dividing the number of net contracts in a period by the average number of active selling communities in the same period. Sales pace is an indicator of market strength and demand; and

●

Contract cancellation rates is a volume indicator which represents the number of sales contracts cancelled in the period divided by the number of gross sales contracts executed during the period. Contract cancellation rates as a percentage of backlog is calculated by dividing the number of cancelled contracts in the period by the contract backlog at the beginning of the period. Cancellation rates as compared to prior periods can be an indicator of market strength or weakness.

Overview

Our strategy over the past several years has been to grow through increased open for sale communities. While our community count grew throughout fiscal 2019, our community count decreased 3.5% from 141 communities at October 31, 2019 to 136 at January 31, 2020 and was relatively flat year-over-year as compared to 137 communities at January 31, 2019, due to selling through communities faster than anticipated, as well as transferring four previously owned communities to a new unconsolidated joint venture in the first quarter of fiscal 2020. Despite the recent decrease, the increases in community count through the past year have resulted in increased year-over-year contract and delivery growth, as discussed further below. As our recently opened communities continue delivering homes, we believe it should lead to additional delivery and revenue growth, and in turn profitability in future periods, absent adverse market factors. We plan to continue to make land acquisitions to replenish inventory as communities sell out.

Our cash position enabled us to spend $117.9 million on land purchases and land development during the first quarter of fiscal 2020, and still have total liquidity of $224.9 million, including $81.4 million of homebuilding cash and cash equivalents as of January 31, 2020. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices, sales pace and construction costs and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability; however, we remain cautious and are carefully evaluating market conditions when pursuing new land acquisitions.

Additional results for the first quarter of fiscal 2020 were as follows:

● For the three months ended January 31, 2020, sale of homes revenues increased 32.3% as compared to the same period of the prior year, as a result of a 27.8% increase in deliveries, primarily due to our increased community count that occurred during fiscal 2019.

● Gross margin percentage decreased from 14.8% for the three months ended January 31, 2019 to 12.9% for the three months ended January 31, 2020. This decrease was primarily due to the increase in cost of sales interest and greater discounts on started unsold homes (“spec homes”) and was also the result of the mix of communities delivering in each period. Gross margin percentage, before cost of sales interest expense and land charges, decreased slightly from 17.8% for the three months ended January 31, 2019 to 17.3% for the three months ended January 31, 2020, due to the mix of communities delivering, along with greater discounts on spec homes.

● Selling, general and administrative costs (including corporate general and administrative expenses) remained flat at $60.4 million for the three months ended January 31, 2020 as compared to the same period of the prior year. As a percentage of total revenue, such costs decreased from 15.9% for the three months ended January 31, 2019 to 12.2% for the three months ended January 31, 2020.

● Active selling communities at January 31, 2020 decreased slightly by 0.7% over last year’s first quarter. Net contracts increased 41.5% for the three months ended January 31, 2020, compared to the same period of the prior year.

● Net contracts per average active selling community increased to 9.7 for the three months ended January 31, 2020 compared to 6.8 in the same period of the prior year. This is the highest net contracts per average active selling community for the first fiscal quarter since fiscal 2005.

● Contract backlog increased from 1,793 homes at January 31, 2019 to 2,221 homes at January 31, 2020, with a dollar value of $899.6 million, representing a 20.0% increase in dollar value compared to the prior year.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2019, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; and warranty and construction defect reserves. Since October 31, 2019, there have been no significant changes to those critical accounting policies.

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

Operating, Investing and Financing Activities – Overview

Our homebuilding cash balance at January 31, 2020 decreased $49.6 million from October 31, 2019. We spent $117.9 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we had $27.6 million of cash provided from operations. However, as of January 31, 2020, we had $125.0 million of borrowing capacity under our Secured Credit Facility (defined below), and therefore, our total liquidity at January 31, 2020 was $224.9 million, which is within our target liquidity range of $170.0 to $245.0 million. During the first quarter of fiscal 2020, cash used in investing activities was $16.8 million, primarily due to an investment in a new unconsolidated joint venture, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $65.2 million during the first quarter of fiscal 2020, which was primarily due to a $67.2 million reduction in the use of mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2020 and 2019 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2020 to finance our working capital requirements.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes, net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. In the first quarters of fiscal 2020 and 2019, with continued spending on land purchases and land development, we used cash from operations. As we continue to actively seek land investment opportunities, we will also remain focused on liquidity.

Debt Transactions

Senior notes and credit facilities balances as of January 31, 2020 and October 31, 2019, were as follows:

	January 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$195,842	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	103,141	103,141
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
Total Senior Secured Notes	$1,159,490	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$-	$-
Net discounts and premiums	$23,503	$(49,145)
Net debt issuance costs	$(24,552)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,460,200	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At January 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $17.8 million and $19.2 million letters of credit outstanding at January 31, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $18.5 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $205.8 million and $203.6 million (net of debt issuance costs) at January 31, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $422.2 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 8.2% and 8.3% at January 31, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2020 and October 31, 2019, we had an aggregate of $73.0 million and $140.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $11.7 million during the three months ended January 31, 2020 from October 31, 2019. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $6.0 million, in the Mid-Atlantic by $4.1 million, in the Southeast by $8.7 million and in the West by $8.4 million. The decrease was partially offset by increases in the Midwest of $6.7 million and in the Southwest of $8.8 million. The net decrease was primarily attributable to home deliveries during the period, partially offset by new land purchases and land development. During the three months ended January 31, 2020, we wrote-off costs in the amount of $2.8 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at January 31, 2020 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $14.9 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2019 to January 31, 2020 was primarily due to an increase in land banking transactions, partially offset by a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2020, inventory of $156.7 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $105.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2020, inventory of $48.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $46.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2020, we had mothballed land in 13 communities. The book value associated with these communities at January 31, 2020 was $13.8 million, which was net of impairment charges recorded in prior periods of $138.1 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated a portion of one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, are reported at the lower of carrying amount or fair value less costs to sell. At both January 31, 2020 and October 31, 2019, there were no inventories held for sale. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at January 31, 2020 compared to October 31, 2019 is attributable to delivering homes and terminating certain option agreements, as well as contributing eight previously owned communities, including four active communities, to a new unconsolidated joint venture in the first quarter of fiscal 2020, partially offset by signing new land option agreements and acquiring new land parcels.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
January 31, 2020:

Northeast	5	418	2,798	3,216
Mid-Atlantic	18	2,118	3,186	5,304
Midwest	16	1,657	1,609	3,266
Southeast	16	2,082	1,801	3,883
Southwest	59	4,642	2,599	7,241
West	22	2,520	2,535	5,055

Consolidated total	136	13,437	14,528	27,965

Unconsolidated joint ventures (2)	25	5,305	-	5,305

Owned		7,156	3,510	10,666
Optioned		6,017	11,018	17,035

Controlled lots		13,173	14,528	27,701

Construction to permanent financing lots		264	-	264

Consolidated total		13,437	14,528	27,965

(1)

Active communities are open for sale communities with ten or more home sites available. We identify communities based on product type. Therefore, at times there are multiple communities at one land site.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2019:

Northeast	6	499	2,798	3,297
Mid-Atlantic	25	2,281	3,016	5,297
Midwest	16	1,758	2,140	3,898
Southeast	17	2,628	2,065	4,693
Southwest	58	4,487	2,701	7,188
West	19	2,465	2,795	5,260

Consolidated total	141	14,118	15,515	29,633

Unconsolidated joint ventures (2)	22	4,226	-	4,226

Owned		7,522	3,852	11,374
Optioned		6,341	11,663	18,004

Controlled lots		13,863	15,515	29,378

Construction to permanent financing lots		255	-	255

Consolidated total		14,118	15,515	29,633

(1)

Active communities are open for sale communities with ten or more home sites available. We identify communities based on product type. Therefore, at times there are multiple communities at one land site.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities.

	January 31, 2020			October 31, 2019

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	68	10	78	58	12	70
Mid-Atlantic	74	15	89	63	12	75
Midwest	33	9	42	31	10	41
Southeast	72	16	88	78	15	93
Southwest	363	14	377	320	12	332
West	180	21	201	213	19	232

Total	790	85	875	763	80	843

Started or completed unsold homes and models per active selling communities (1)	5.8	0.6	6.4	5.4	0.6	6.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 136 and 141 at January 31, 2020 and October 31, 2019, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures increased $8.3 million to $135.3 million at January 31, 2020 compared to October 31, 2019. The increase was primarily due to a new unconsolidated joint venture entered into in the first quarter of fiscal 2020, partially offset by unconsolidated joint venture partner distributions during the period. As of January 31, 2020 and October 31, 2019, we had investments in 11 and ten unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net increased $4.3 million from October 31, 2019 to $49.2 million at January 31, 2020. The increase was primarily due to a new receivable related to a land banking arrangement in our West segment, partially offset by the receipt of a receivable during the period related to the funding of the satisfaction and discharge of certain of our senior secured notes in the fourth quarter of fiscal 2019.

Prepaid expenses and other assets were as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2020	2019	Change

Prepaid insurance	$3,244	$2,061	$1,183
Prepaid project costs	31,887	32,015	(128)
Other prepaids	13,012	10,808	2,204
Other assets	874	820	54
Lease right of use asset	22,267	-	22,267
Total	$71,284	$45,704	$25,580

Prepaid insurance increased during the three months ended January 31, 2020 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. Lease right of use asset represents the net present value of our operating leases which, in connection with the Company’s adoption of ASU 2016-02 on November 1, 2020, are now required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information. Other prepaids increased mainly due to new premiums for the renewal of certain software and related services during the period, partially offset by amortization of these costs.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $87.6 million and $163.0 million at January 31, 2020 and October 31, 2019, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2019 is related to a decrease in the volume of loans originated during the first quarter of 2020 compared to the fourth quarter of 2019, primarily due to the decrease in deliveries, partially offset by an increase in the average loan value. Also contributing to the decrease in financial services other assets was a decrease in restricted cash due to the timing of home closings at the end of the fourth quarter of fiscal 2019 compared to the end of the first quarter of fiscal 2020.

Nonrecourse mortgages secured by inventory increased to $205.8 million at January 31, 2020 from $203.6 million at October 31, 2019. The increase was primarily due to additional loan borrowings on existing mortgages, along with new mortgages for communities in our Southwest and West segments obtained during the three months ended January 31, 2020, partially offset by the payment of existing mortgages.

Accounts payable and other liabilities are as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2020	2019	Change

Accounts payable	$136,864	$141,667	$(4,803)
Reserves	92,738	92,083	655
Lease liability	23,306	-	23,306
Accrued expenses	16,410	19,208	(2,798)
Accrued compensation	24,601	53,157	(28,556)
Other liabilities	12,640	14,078	(1,438)
Total	$306,559	$320,193	$(13,634)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets as a result of the Company’s adoption of ASU 2016-02 on November 1, 2020. Accrued expenses decreased primarily due to the timing of property tax payments, along with the timing of certain accruals for legal fees associated with debt financing transactions during fiscal 2019. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2019 bonuses during the first quarter of fiscal 2020, partially offset by the accrual of fiscal 2020 bonuses in the first quarter of fiscal 2020. Other liabilities decreased primarily due to the transfer of a municipal loan from a previously consolidated community to a new unconsolidated joint venture formed in the first quarter of fiscal 2020, partially offset by an increase related to the timing of hospitalization claims and payments during the period.

Liabilities from inventory not owned increased $11.2 million to $152.2 million at January 31, 2020. The increase was primarily due to an increase in land banking activity during the period, partially offset by a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $73.0 million from $169.1 million at October 31, 2019, to $96.1 million at January 31, 2020. The decrease is primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2020 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2019

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended

	January 31,	January 31,	Dollar	Percentage
(Dollars in thousands)	2020	2019	Change	Change
Homebuilding:
Sale of homes	$479,233	$362,135	$117,098	32.3%
Land sales and other revenues	809	8,851	(8,042)	(90.9)%
Financial services	14,014	9,608	4,406	45.9%

Total revenues	$494,056	$380,594	$113,462	29.8%

Homebuilding

For the three months ended January 31, 2020, sale of homes revenues increased $117.1 million, or 32.3%, as compared to the same period of the prior year. This increase was due to the number of home deliveries increasing 27.8% for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, along with a 3.5% increase in the average price per home. The average price per home increased to $387,729 in the three months ended January 31, 2020 from $374,493 in the three months ended January 31, 2019. The increase in average price was the result of the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2020	2019	% Change

Northeast:
Dollars	$45,264	$12,505	262.0%
Homes	81	22	268.2%

Mid-Atlantic:
Dollars	$87,589	$53,179	64.7%
Homes	155	111	39.6%

Midwest:
Dollars	$46,392	$44,889	3.3%
Homes	159	149	6.7%

Southeast:
Dollars	$36,680	$43,883	(16.4)%
Homes	97	108	(10.2)%

Southwest:
Dollars	$163,703	$117,863	38.9%
Homes	493	365	35.1%

West:
Dollars	$99,605	$89,816	10.9%
Homes	251	212	18.4%

Consolidated total:
Dollars	$479,233	$362,135	32.3%
Homes	1,236	967	27.8%

Unconsolidated joint ventures (1)
Dollars	$86,349	$95,027	(9.1)%
Homes	149	152	(2.0)%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall increase in consolidated housing revenues during the three months ended January 31, 2020 as compared to the same period of the prior year was attributed to an increase in deliveries, along with an increase in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the
	Three Months Ended		Contract Backlog as of
	January 31,		January 31,
(Dollars in thousands)	2020	2019	2020	2019

Northeast:
Dollars	$33,003	$34,950	$74,296	$52,941
Homes	63	52	134	81

Mid-Atlantic:
Dollars	$93,702	$81,514	$189,646	$208,881
Homes	183	151	350	336

Midwest:
Dollars	$58,276	$37,046	$134,566	$99,306
Homes	187	127	478	372

Southeast:
Dollars	$67,158	$40,460	$139,505	$104,714
Homes	155	95	305	238

Southwest:
Dollars	$178,433	$115,338	$245,627	$178,329
Homes	528	362	698	520

West:
Dollars	$90,832	$57,018	$115,927	$105,650
Homes	206	147	256	246

Consolidated total:
Dollars	$521,404	$366,326	$899,567	$749,821
Homes	1,322	934	2,221	1,793

Unconsolidated joint ventures:(2)
Dollars	$121,758	$85,569	$252,279	$222,223
Homes	265	134	633	348

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

In the first quarter of 2020, our open for sale community count decreased to 136 from 141 at October 31, 2019, which is the net result of opening 16 new communities, closing 17 communities and contributing four communities to an unconsolidated joint venture since the beginning of fiscal 2020. Our reported level of sales contracts (net of cancellations) has been impacted by an increase in sales pace per community in the first quarter of fiscal 2020 as compared to the same period of the prior year. Net contracts per average active selling community for the three months ended January 31, 2020 increased to 9.7 compared to 6.8 for the same period in the prior year. This is the highest net contracts per average active selling community for the first fiscal quarter since fiscal 2005.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	19%	24%	18%	19%	20%
Second		19%	17%	18%	19%
Third		19%	19%	19%	21%
Fourth		21%	23%	22%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	14%	16%	12%	12%	13%
Second		20%	15%	16%	14%
Third		16%	14%	13%	12%
Fourth		14%	13%	12%	11%

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

	Three Months Ended
	January 31,
(Dollars in thousands)	2020	2019

Sale of homes	$479,233	$362,135

Cost of sales, excluding interest expense and land charges	396,318	297,570

Homebuilding gross margin, before cost of sales interest expense and land charges	82,915	64,565

Cost of sales interest expense, excluding land sales interest expense	18,136	10,242

Homebuilding gross margin, after cost of sales interest expense, before land charges	64,779	54,323

Land charges	2,828	704

Homebuilding gross margin	$61,951	$53,619

Gross margin percentage	12.9%	14.8%

Gross margin percentage, before cost of sales interest expense and land charges	17.3%	17.8%

Gross margin percentage, after cost of sales interest expense, before land charges	13.5%	15.0%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended
	January 31,
	2020	2019

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.7%	71.8%
Commissions	3.5%	3.5%
Financing concessions	1.4%	1.3%
Overheads	5.1%	5.6%
Total cost of sales, before interest expense and land charges	82.7%	82.2%
Cost of sales interest	3.8%	2.8%
Land charges	0.6%	0.2%

Gross margin percentage	12.9%	14.8%
Gross margin percentage, before cost of sales interest expense and land charges	17.3%	17.8%
Gross margin percentage, after cost of sales interest expense and before land charges	13.5%	15.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 12.9% during the three months ended January 31, 2020 compared to 14.8% for the same period last year. This decrease was primarily attributed to an increase in cost of sales interest, as well as the impact of additional incentives on spec homes delivered in the first quarter of fiscal 2020 and also the result of the mix of communities delivering in each period. Gross margin percentage, before cost of sales interest expense and land charges decreased slightly from 17.8% for the three months ended January 31, 2019 to 17.3% for the three months ended January 31, 2020, primarily due to the impact of additional incentives on spec homes delivered in the first quarter of fiscal 2020.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $2.8 million and $0.7 million during the three months ended January 31, 2020 and 2019, respectively, to their estimated fair value. During the three months ended January 31, 2020, we wrote-off residential land options and approval and engineering costs amounting to $2.8 million compared to $0.7 million for the three months ended January 31, 2019, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in the Midwest and Southeast segments in the first quarter of fiscal 2020, and in all of our segments, except our Midwest segment in the first quarter of fiscal 2019. We did not record any inventory impairments during the three months ended January 31, 2020. We recorded an inventory impairment of less than $0.1 million during the three months ended January 31, 2019, which was related to one community in the Northeast. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
(In thousands)	2020	2019

Land and lot sales	$25	$7,508
Cost of sales, excluding interest	37	7,357
Land and lot sales gross margin, excluding interest	(12)	151
Land and lot sales interest expense	-	-
Land and lot sales gross margin, including interest	$(12)	$151

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There was one land sale in the first quarter of fiscal 2020 compared to four land sales in the same period of the prior year, resulting in a decrease of $7.5 million in land sales revenues.

Land sales and other revenues decreased $8.0 million for the three months ended January 31, 2020 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease for the three months ended January 31, 2020, compared to the three months ended January 31, 2019, was mainly due to the decrease in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $2.1 million to $40.7 million for the three months ended January 31, 2020 compared to the same period last year. The decrease can be attributed to the reduction of our community count and the increase of unconsolidated joint venture management fees received, which offset general and administrative expenses, from contingent management fees received in the current fiscal quarter from our land development joint venture. SGA expenses as a percentage of homebuilding revenues decreased to 8.5% for the three months ended January 31, 2020 compared to 11.5% for the three months ended January 31, 2019, as a result of the 29.4% increase in homebuilding revenue for the first fiscal quarter compared to the prior year period.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2020	2019	Variance	Variance %

Northeast
Homebuilding revenue	$45,276	$19,941	$25,335	127.0%
Income before income taxes	$5,741	$5,879	$(138)	(2.3)%
Homes delivered	81	22	59	268.2%
Average sales price	$558,815	$568,387	$(9,572)	(1.7)%

Mid-Atlantic
Homebuilding revenue	$87,759	$53,430	$34,329	64.3%
Income (loss) before income taxes	$4,058	$(7)	$4,065	58,071.4%
Homes delivered	155	111	44	39.6%
Average sales price	$565,090	$479,091	$85,999	18.0%

Midwest
Homebuilding revenue	$46,444	$44,921	$1,523	3.4%
Loss before income taxes	$(3,443)	$(849)	$(2,594)	(305.5)%
Homes delivered	159	149	10	6.7%
Average sales price	$291,774	$301,272	$(9,498)	(3.2)%

Southeast
Homebuilding revenue	$36,774	$43,991	$(7,217)	(16.4)%
Loss before income taxes	$(4,311)	$(2,929)	$(1,382)	(47.2)%
Homes delivered	97	108	(11)	(10.2)%
Average sales price	$378,144	$406,327	$(28,183)	(6.9)%

Southwest
Homebuilding revenue	$163,899	$118,199	$45,700	38.7%
Income before income taxes	$8,620	$2,386	$6,234	261.3%
Homes delivered	493	365	128	35.1%
Average sales price	$332,055	$322,911	$9,144	2.8%

West
Homebuilding revenue	$99,621	$89,901	$9,720	10.8%
Income before income taxes	$1,611	$11,705	$(10,094)	(86.2)%
Homes delivered	251	212	39	18.4%
Average sales price	$396,833	$423,662	$(26,829)	(6.3)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 127.0% for the three months ended January 31, 2020 compared to the same period of the prior year. The increase for the three months ended January 31, 2020 was attributed to a 268.2% increase in homes delivered, partially offset by a 1.7% decrease in average sales price. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price is an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes decreased $0.1 million to $5.7 million for the three months ended January 31, 2020 as compared to the prior year. While profit for the segment was relatively flat, volume increased generating a $25.3 million increase in homebuilding revenue. However, the additional profit from the increase in homebuilding revenue was offset by a decrease of $6.0 million in income from unconsolidated joint ventures.

Mid-Atlantic - Homebuilding revenues increased 64.3% for the three months ended January 31, 2020 compared to the same period in the prior year. The increase was primarily due to a 39.6% increase in homes delivered and an 18.0% increase in average sales price for the three months ended January 31, 2020 compared to the same period in the prior year. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering.

Loss before income taxes improved $4.1 million to income of $4.1 million for the three months ended January 31, 2020 compared to the same period in the prior year, which was primarily due to the increase in homebuilding revenue discussed above and a slight increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Midwest – Homebuilding revenues increased 3.4% for the three months ended January 31, 2020 compared to the same period in the prior year. The increase was due to a 6.7% increase in homes delivered, partially offset by a 3.2% decrease in the average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had higher priced, single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Loss before income taxes increased $2.6 million to $3.4 million for the three months ended January 31, 2020 compared to the same period in the prior year. The increase was primarily due to a $2.6 million increase in inventory impairment loss and land option write-offs. Gross margin percentage before interest expense was flat for the three months ended January 31, 2020 compared to the same period of the prior year.

Southeast – Homebuilding revenues decreased 16.4% for the three months ended January 31, 2020 compared to the same period in the prior year. The decrease was due to an 10.2% decrease in homes delivered and a 6.9% decrease in average sales price. The decrease in deliveries was primarily due to the number of communities winding down as compared to new communities not yet delivering homes during the three months ended January 31, 2020 as compared the same period of the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Loss before income taxes increased $1.4 million to $4.3 million for the three months ended January 31, 2020 primarily due to the decrease in homebuilding revenue discussed above and a slight decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 38.7% for the three months ended January 31, 2020 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to a 35.1% increase in homes delivered and a 2.8% increase in average sales price for the three months ended January 31, 2020. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in mid to higher-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $6.2 million to $8.6 million for the three months ended January 31, 2020 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the three months ended January 31, 2020 compared to the same period of the prior year.

West - Homebuilding revenues increased 10.8% for the three months ended January 31, 2020 compared to the same period in the prior year. The increase for the three months ended January 31, 2020 was primarily attributed to an 18.4% increase in homes delivered, partially offset by a 6.3% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the three months ended January 31, 2020 compared to some communities delivering in the three months ended January 31, 2019 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $10.1 million to $1.6 million for the three months ended January 31, 2020. The decrease for the three months ended January 31, 2020 was primarily due to a significant decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2020 and 2019, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 33.2% and 26.7%, respectively, of our total loans. The origination of FHA/VA loans increased from the first quarter of fiscal 2019 to the first quarter of fiscal 2020 and our conforming conventional loan originations as a percentage of our total loans decreased from 69.8% to 64.4% for these periods, respectively. The origination of loans which exceed conforming conventions decreased from 3.5% for the first quarter of fiscal 2019 to 2.4% for the first quarter of fiscal 2020. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2020, financial services provided a $4.5 million pretax profit compared to $1.1 million of pretax profit for the same period of fiscal 2019. This increase in pretax profit is attributed to the increase in the homebuilding deliveries and the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans, as well as an increase in the average price of the loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.1% and 70.5% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2020 and 2019, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $19.7 million for the three months ended January 31, 2020 compared to $17.7 million for the three months ended January 31, 2019, primarily due to additional costs pertaining to software licenses and support fees for cybersecurity and monitoring services.

Other Interest

Other interest increased $2.7 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased for the three months ended January 31, 2020 compared to the three months ended January 31, 2019 because we incurred more interest as a result of the increase in nonrecourse mortgages at January 31, 2020 compared to January 31, 2019, and as a result of the debt exchange in the fourth quarter of fiscal 2019.

Gain on Extinguishment of Debt

On December 10, 2019, the Company entered into a credit agreement providing for $81.5 million of senior secured 1.75 lien term loans in exchange for $163.0 million of senior unsecured term loans. On December 10, 2019, the Company also issued $158.5 million of 10.0% Senior Secured 1.75 Lien Notes due 2025 in exchange for $23.2 million of 10.0% Senior Secured Notes due 2022 and $141.7 million 10.5% Senior Secured Notes due 2024. These transactions were accounted for in accordance with ASC 470-60, resulting in a gain on extinguishment of debt of $9.5 million for the three months ended January 31, 2020.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $8.0 million to $1.5 million for the three months ended January 31, 2020 compared to the same period of the prior year. The decrease was primarily due to the income recorded in the first quarter of fiscal 2019 related to the return of capital from an unconsolidated joint venture in which we had previously written-off our investment.

Total Taxes

The total income tax expense of $1.7 million recognized for the three months ended January 31, 2020 was primarily related to state tax expense from the impact of the cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference. The total income tax expense of $0.3 million recognized for the three months ended January 31, 2019 was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53.1% of our homebuilding cost of sales for the three months ended January 31, 2020.

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

●	Increases in cancellations of agreements of sale;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Operations through unconsolidated joint ventures with third parties;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;

●	Levels of competition;
●	Successful identification and integration of acquisitions;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Utility shortages and outages or rate fluctuations;
●	Geopolitical risks, terrorist acts and other acts of war;
●	Diseases, pandemics or other severe public health events;
●	Loss of key management personnel or failure to attract qualified personnel;
●	Information technology failures and data security breaches; and
●	Negative publicity.

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2020, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2020 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	1/31/20

Long term debt(1)(2):
Fixed rate	$-	$-	$195,842	$-	$69,683	$1,195,532	$1,461,057	$1,265,572
Weighted average interest rate	-%	-%	10.00%	-%	10.50%	7.97%	9.44%

(1)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of January 31, 2020.

(2)	Does not include $205.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2020. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2020. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand.

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

Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc.and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2.(6)

4(g)

Twentieth Supplemental Indenture, dated as of November 1, 2019, relating to 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee.(7)

4(h)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 7.75% Senior Secured 1.125 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(8)

4(i)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 10.5% Senior Secured 1.25 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(8)

4(j)

First Supplemental Indenture, dated as of November 27, 2019, relating to the 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(8)

4(k)

Tenth Supplemental Indenture, dated as of December 6, 2019, relating to the 10.500% Senior Secured Notes due 2024, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.(9)

4(l)

Indenture, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 10.000% Senior Secured 1.75 Lien Notes due 2025.(10)

10(a)

First Amendment, dated as of November 27, 2019, to the Credit Agreement, dated as of October 31, 2019, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.(8)

10(b)

Credit Agreement, dated as of December 10, 2019, relating to the 1.75 Lien Term Loans, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.(10)

10(c)

Joinder, dated as of December 10, 2019, to the Second Amended and Restated Intercreditor Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as 1.75 Lien Trustee, 1.75 Term Loan Administrative Agent and 1.75 Pari Passu Lien Collateral Agent.(10)

10(d)

1.75 Lien Security Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as the 1.75 Lien Pari Passu Collateral Agent, the Joint First Lien Collateral Agent, Administrative Agent and 1.75 Lien Collateral Agent.(10)

10(e)

1.75 Lien Pledge Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as the 1.75 Lien Pari Passu Collateral Agent and the Joint First Lien Collateral Agent.(10)

10(f)	1.75 Lien Trademark Security Agreement, dated as of December 10, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.75 Lien Pari Passu Collateral Agent.(10)
10(g)

Joinder No. 1, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.75 Lien Trustee and 1.75 Pari Passu Lien Collateral Agent, and acknowledged by Wilmington Trust, National Association, as 1.75 Lien Collateral Agent, with acknowledged receipt by Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent.(10)

10(h)

Joinder No. 2, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as Administrative Agent and 1.75 Pari Passu Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent.(10)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2020 and October 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended January 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.
(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019.
(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2018.
(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.
(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.
(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2018.
(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 5, 2019.
(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2019.
(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 6, 2019.
(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 6, 2020
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 6, 2020
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller