Form 10-K/A
period 2019-10-31
HOVNANIAN ENTERPRISES INC
filed 2020-03-27
CIK 357294

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

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders held on March 24, 2020, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K for the year ended October 31, 2019 of Hovnanian Enterprises, Inc. (“HEI”), which HEI filed with the Securities and Exchange Commission (“SEC”) on December 19, 2019 (the “Original Form 10-K”). HEI is filing this Amendment No. 1 to amend Item 15 of the Original Form 10-K to include the consolidated financial statements and the related reports of the independent auditors of its equity method investees, Port Imperial Partners, LLC and Hovsite Holdings III LLC, as of and for the years ended December 31, 2019, 2018 and 2017 (the “financial statements”), in accordance with Rule 3-09 of Regulation S-X, and also to include the related consents of independent auditors. The financial statements were not included in the Original Form 10-K because Port Imperial Partners, LLC’s and Hovsite Holdings III LLC’s fiscal years ended on December 31, 2019, which was after the date of the filing of the Original Form 10-K.

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

4(y)	Description of the Registrant’s securities (Incorporated by reference to Exhibits to the Annual Report on Form 10-K filed for the year ended October 31, 2019 of the Registrant).
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

10(e)

Second Amendment, dated as of October 31, 2019, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the registrant).

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

21	Subsidiaries of the Registrant. (Incorportaed by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
23(a)	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
23(b)	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
23(c)	Consent of Deloitte & Touche LLP. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
23(d)	Consent of Deloitte & Touche LLP.
23(e)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
99(c)	Financial Statements of Port Imperial Partners, LLC.
99(d)	Financial Statements of Hovsite Holdings III LLC.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
March 27, 2020