Form 10-Q
period 2020-04-30
HOVNANIAN ENTERPRISES INC
filed 2020-06-05
CIK 357294

Tables of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,507,171 shares of Class A Common Stock and 624,485 shares of Class B Common Stock were outstanding as of June 1, 2020.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$232,801	$130,976
Restricted cash and cash equivalents	16,052	20,905
Inventories:
Sold and unsold homes and lots under development	1,009,313	993,647
Land and land options held for future development or sale	80,955	108,565
Consolidated inventory not owned	198,229	190,273
Total inventories	1,288,497	1,292,485
Investments in and advances to unconsolidated joint ventures	139,347	127,038
Receivables, deposits and notes, net	32,728	44,914
Property, plant and equipment, net	19,453	20,127
Prepaid expenses and other assets	65,391	45,704
Total homebuilding	1,794,269	1,682,149

Financial services	111,302	199,275
Total assets	$1,905,571	$1,881,424

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$211,761	$203,585
Accounts payable and other liabilities	295,927	320,193
Customers’ deposits	35,127	35,872
Liabilities from inventory not owned, net of debt issuance costs	144,536	141,033
Senior notes and credit facilities (net of discount, premium and debt issuance costs)	1,583,507	1,479,990
Accrued interest	36,452	19,081
Total homebuilding	2,307,310	2,199,754

Financial services	90,417	169,145
Income taxes payable	2,917	2,301
Total liabilities	2,400,644	2,371,200

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2020 and October 31, 2019	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 16,000,000 shares; issued 5,977,601 shares at April 30, 2020 and 5,973,727 shares at October 31, 2019	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 2,400,000 shares; issued 652,154 shares at April 30, 2020 and 650,363 shares at October 31, 2019	7	7
Paid in capital – common stock	715,243	715,504
Accumulated deficit	(1,231,042)	(1,225,973)
Treasury stock – at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at April 30, 2020 and October 31, 2019	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(495,793)	(490,463)
Noncontrolling interest in consolidated joint ventures	720	687
Total equity deficit	(495,073)	(489,776)
Total liabilities and equity	$1,905,571	$1,881,424

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Revenues:
Homebuilding:
Sale of homes	$523,347	$427,552	$1,002,580	$789,687
Land sales and other revenues	643	832	1,452	9,683
Total homebuilding	523,990	428,384	1,004,032	799,370
Financial services	14,361	12,307	28,375	21,915
Total revenues	538,351	440,691	1,032,407	821,285

Expenses:
Homebuilding:
Cost of sales, excluding interest	428,027	355,477	824,382	660,404
Cost of sales interest	18,589	13,898	36,725	24,140
Inventory impairment loss and land option write-offs	1,010	1,462	3,838	2,166
Total cost of sales	447,626	370,837	864,945	686,710
Selling, general and administrative	40,605	44,179	81,279	86,915
Total homebuilding expenses	488,231	415,016	946,224	773,625

Financial services	9,630	8,678	19,184	17,152
Corporate general and administrative	15,275	16,169	35,019	33,833
Other interest	26,869	22,663	51,872	44,936
Other operations	214	329	408	571
Total expenses	540,219	462,855	1,052,707	870,117
(Loss) gain on extinguishment of debt	(174)	-	9,282	-
Income from unconsolidated joint ventures	6,221	7,252	7,761	16,814
Income (loss) before income taxes	4,179	(14,912)	(3,257)	(32,018)
State and federal income tax provision:
State	100	345	1,812	691
Federal	-	-	-	-
Total income taxes	100	345	1,812	691
Net income (loss)	$4,079	$(15,257)	$(5,069)	$(32,709)

Per share data:
Basic:
Net income (loss) per common share	$0.63	$(2.56)	$(0.82)	$(5.49)
Weighted-average number of common shares outstanding	6,172	5,962	6,166	5,960

Assuming dilution:
Net income (loss) per common share	$0.60	$(2.56)	$(0.82)	$(5.49)
Weighted-average number of common shares outstanding	6,432	5,962	6,166	5,960

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

SIX MONTH PERIOD ENDED APRIL 30, 2020

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)

Stock options, amortization and issuances							162				162

Restricted stock amortization, issuances and forfeitures	3,000		1,796				(330)				(330)

Conversion of Class B to Class A common stock	4		(4)								-

Changes in noncontrolling interest in consolidated joint ventures										13	13

Net (loss)								(9,148)			(9,148)

Balance January 31, 2020	5,506,301	$60	624,486	$7	5,600	$135,299	$715,336	$(1,235,121)	$(115,360)	$700	$(499,079)

Stock options, amortization and issuances							96				96

Restricted stock amortization, issuances and forfeitures	869						(189)				(189)

Conversion of Class B to Class A common stock	1		(1)								-

Changes in noncontrolling interest in consolidated joint ventures										20	20

Net income								4,079			4,079

Balance, April 30, 2020	5,507,171	$60	624,485	$7	5,600	$135,299	$715,243	$(1,231,042)	$(115,360)	$720	$(495,073)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

SIX MONTH PERIOD ENDED APRIL 30, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)

Stock options, amortization and issuances							107				107

Restricted stock amortization, issuances and forfeitures	2,830		922				485				485

Conversion of Class B to Class A common stock	20		(20)								-

Net (loss)								(17,452)			(17,452)

Balance January 31, 2019	5,316,278	$58	622,906	$6	5,600	$135,299	$710,941	$(1,201,308)	$(115,360)	$-	$(470,364)

Stock options, amortization and issuances							108				108

Restricted stock amortization, issuances and forfeitures							468				468

Conversion of Class B to Class A common stock	118		(118)								-

Changes in noncontrolling interest in consolidated joint ventures										566	566

Net (loss)								(15,257)			(15,257)

Balance, April 30, 2019	5,316,396	$58	622,788	$6	5,600	$135,299	$711,517	$(1,216,565)	$(115,360)	$566	$(484,479)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(5,069)	$(32,709)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	2,542	1,938
Compensation from stock options and awards	(204)	1,191
Amortization of bond discounts, premiums and deferred financing costs	1,442	3,880
Gain on sale and retirement of property and assets	(24)	(12)
Income from unconsolidated joint ventures	(7,761)	(16,814)
Distributions of earnings from unconsolidated joint ventures	14,935	6,917
Gain on extinguishment of debt	(9,282)	-
Noncontrolling interest in consolidated joint venture	33	(28)
Inventory impairment and land option write-offs	3,838	2,166
(Increase) decrease in assets:
Origination of mortgage loans	(562,842)	(435,012)
Sale of mortgage loans	653,979	474,457
Receivables, prepaids, deposits and other assets	17,345	4,712
Inventories	150	(192,059)
Increase (decrease) in liabilities:
State income tax payable	616	(1,244)
Customers’ deposits	(745)	7,867
Accounts payable, accrued interest and other accrued liabilities	(29,234)	(24,119)
Net cash provided by (used in) operating activities	79,719	(198,869)
Cash flows from investing activities:
Proceeds from sale of property and assets	31	16
Purchase of property, equipment and other fixed assets and acquisitions	(1,867)	(1,956)
Investments in and advances to unconsolidated joint ventures	(19,924)	(7,727)
Distributions of capital from unconsolidated joint ventures	441	5,756
Net cash used in investing activities	(21,319)	(3,911)
Cash flows from financing activities:
Proceeds from mortgages and notes	139,861	171,045
Payments related to mortgages and notes	(132,352)	(74,696)
Proceeds from model sale leaseback financing programs	3,307	14,905
Payments related to model sale leaseback financing programs	(11,606)	(6,627)
Proceeds from land bank financing programs	48,260	61,155
Payments related to land bank financing programs	(36,839)	(8,765)
Proceeds from partner contribution to consolidated joint ventures	-	594
Net payments related to mortgage warehouse lines of credit	(80,813)	(36,606)
Net borrowings from senior secured revolving credit facility	125,000	-
Proceeds from senior secured notes, net of discount	-	21,348
Deferred financing costs from land bank financing program and note issuances	(12,117)	(3,962)
Net cash provided by financing activities	42,701	138,391
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	101,101	(64,389)
Cash, cash equivalents, and restricted cash and cash equivalents balance, beginning of period	182,266	232,992
Cash, cash equivalents, and restricted cash and cash equivalents balance, end of period	$283,367	$168,603

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Six Months Ended
	April 30,
	2020	2019
Supplemental disclosures of cash flows:
Cash paid for interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$35,780	$43,840
Cash paid for income taxes	$1,266	$1,936

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$232,801	$123,998
Homebuilding: Restricted cash and cash equivalents	16,052	17,223
Financial Services: Cash and cash equivalents, included in Financial services assets	4,787	5,424
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	29,727	21,958
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$283,367	$168,603

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

In the second quarter of fiscal 2020, K. Hovnanian, the issuer of the notes, completed a debt for debt exchange whereby it issued $59.1 million aggregate principal amount of 11.25% 1.5 Lien Notes due 2026 in exchange for $59.1 million aggregate principal amount of 10.0% Senior Secured Notes due 2022 Notes.

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

For the three and six months ended April 30, 2020, the Company’s total stock-based compensation income was $0.1 million and $0.2 million, respectively, net of expense of $0.3 million and $0.9 million, respectively, as a result of the cancellation of certain market stock units awards based on performance conditions which were not met and a reduction in certain long-term incentive program shares with respect to which performance conditions are no longer expected to meet target. The Company’s total stock-based compensation expense was $0.6 million and $1.2 million for the three and six months ended April 30, 2019, respectively. Included in total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.3 million for the three and six months ended April 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended April 30, 2019, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019
Interest capitalized at beginning of period	$67,879	$74,455	$71,264	$68,117
Plus interest incurred(1)	45,323	41,383	89,657	80,236
Less cost of sales interest expensed	18,589	13,898	36,725	24,140
Less other interest expensed(2)(3)	26,869	22,663	51,872	44,936
Less interest contributed to unconsolidated joint venture(4)	-	-	4,580	-
Interest capitalized at end of period(5)	$67,744	$79,277	$67,744	$79,277

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $13.8 million and $15.1 million for the three months ended April 30, 2020 and 2019, respectively, and $28.7 million and $32.7 million for the six months ended April 30, 2020 and 2019, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed. This component of other interest was $13.1 million and $7.6 million for the three months ended April 30, 2020 and 2019, respectively, and $23.2 million and $12.3 million for the six months ended April 30, 2020 and 2019, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019
Other interest expensed	$26,869	$22,663	$51,872	$44,936
Interest paid by our mortgage and finance subsidiaries	509	514	1,279	1,203
(Increase) decrease in accrued interest	(5,553)	(19,776)	(17,371)	(2,299)
Cash paid for interest, net of capitalized interest	$21,825	$3,401	$35,780	$43,840

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first half of fiscal 2020, we did not record any impairment losses. For the six months ended April 30, 2019, our discount rate used for the impairments recorded ranged from 18.0% to 18.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2020 and 2019, we evaluated inventories of all 374 and 398 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the six months ended April 30, 2020 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $0.6 million. As a result of our undiscounted future cash flow analyses, the community did not require a discounted cash flow analysis to be performed and therefore, no impairment loss was recorded for the six months ended April 30, 2020. We performed undiscounted future cash flow analyses during the six months ended April 30, 2019 for six of the 398 communities (i.e., those which had a projected operating loss or other impairment indicators) with an aggregate carrying value of $51.6 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analysis and recorded aggregate impairment losses of $1.0 million in two communities (which had an aggregate pre-impairment value of $3.9 million) for the three months ended April 30, 2019, and $1.0 million in three communities (which had an aggregate pre-impairment value of $10.2 million) for the six months ended April 30, 2019, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.0 million and $0.5 million for the three months ended April 30, 2020 and 2019, respectively, and $3.8 million and $1.2 million for the six months ended April 30, 2020 and 2019, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended April 30, 2020 and 2019 were 1,079 and 680, respectively, and 2,364 and 2,170 during the six months ended April 30, 2020 and 2019, respectively. The walk-aways were located in all segments in the first half of fiscal 2020 and 2019.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated a portion of one previously mothballed community. As of both April 30, 2020 and October 31, 2019, the net book value associated with our 13 total mothballed communities was $13.8 million, which was net of impairment charges recorded in prior periods of $138.1 million.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2020 and October 31, 2019, inventory of $44.6 million and $54.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $43.3 million and $51.2 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2020 and October 31, 2019, inventory of $153.6 million and $136.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $101.2 million and $89.8 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2020 and October 31, 2019, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2020, we had total cash and letters of credit deposits amounting to $74.1 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and six months ended April 30, 2020 and 2019, we received $1.1 million and $2.4 million, respectively, and $1.0 million and $2.2 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in each of fiscal 2020 and 2019, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in each of fiscal 2020 and 2019 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for each of fiscal 2020 and 2019. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019

Balance, beginning of period	$89,905	$93,410	$89,371	$95,064
Additions – Selling, general and administrative	2,050	1,959	3,991	4,117
Additions – Cost of sales	2,020	1,308	3,923	3,336
Charges incurred during the period	(7,551)	(4,020)	(11,216)	(10,111)
Changes to pre-existing reserves	715	192	1,070	443
Balance, end of period	$87,139	$92,849	$87,139	$92,849

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during the second quarter of fiscal 2020 represented a payment for construction defect reserves related to the settlement of a litigation matter.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the six months ended April 30, 2020 and 2019 for prior year deliveries.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, was that the June 2015 rule applied in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applied in the rest). The EPA and U.S. Army Corps of Engineers have since promulgated a new rule, which became effective in December 2019, repealing the June 2015 rule and reinstating for the time being the previous rule scheme nationwide; it is now the subject of several lawsuits contending it is invalid, including one by a coalition of 14 states and several local governments. And in April 2020, the EPA and the U.S. Army Corps of Engineers formally published the Navigable Waters Protection Rule, which they characterize as more appropriate for determining the scope of waters subject to federal permitting; after it formally takes effect in June, this rule is intended to replace the pre-June 2015 regime; it is being challenged by 17 states in one lawsuit and by a number of environmental advocacy groups in at least three other lawsuits. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. The parties subsequently executed a tolling agreement to toll the statute of limitations on collection until December 20, 2019 and later amended it to extend it to June 20, 2020 to allow the parties time to discuss settlement. The Company received a letter from the EPA on November 4, 2019 asking if the Company remained interested in settlement negotiations. The Company responded affirmatively and such negotiations are ongoing. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The parties entered into a second amendment to the Tolling Agreement, extending the date until January 15, 2021. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for September 14, 2020. An initial court-ordered mediation session took place on November 19, 2019. The additional mediation sessions scheduled for April 27 and 28, 2020 were postponed due to the coronavirus (COVID-19) pandemic and are expected to be rescheduled after the courts reopen. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2020 and October 31, 2019, $15.8 million and $143.1 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $16.1 million and $20.9 million as of April 30, 2020 and October 31, 2019, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $29.7 million and $24.8 million as of April 30, 2020 and October 31, 2019, respectively. Included in these balances were (1) financial services customers’ deposits of $27.0 million at April 30, 2020 and $22.8 million as of October 31, 2019, which are subject to restrictions on our use, and (2) $2.7 million at April 30, 2020 and $2.0 million as of October 31, 2019 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

We lease certain office space for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842 “Leases” ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office lease terms are generally from three to five years and generally contain renewal options. In accordance with ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the right of use (“ROU”) asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining the incremental borrowing rate, we consider the lease period and our collateralized borrowing rates.

Our lease population at April 30, 2020 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

Three Months Ended
(In thousands)	April 30, 2020
Operating lease cost	$2,625
Cash payments on lease liabilities	$2,308

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The following table contains additional information about our leases:

(In thousands)	At April 30, 2020
ROU assets	$21,144
Lease liabilities	$22,165
Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate (incremental borrowing rate)	9.5%

Maturities of our operating lease liabilities as of April 30, 2020 are as follows:

Year ended October 31,	(In thousands)
2020 (excluding the six months ended April 30, 2020)	$4,462
2021	8,069
2022	6,860
2023	3,584
2024	1,315
Thereafter	2,103
Total payments	26,393
Less: imputed interest	(4,228)
Present value of lease liabilities	$22,165

10.	Mortgage Loans Held for Sale

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

At April 30, 2020 and October 31, 2019, $59.0 million and $143.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of April 30, 2020 and 2019, we had reserves specifically for 21 and 20 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019

Loan origination reserves, beginning of period	$1,308	$1,264	$1,268	$2,563
Provisions for losses during the period	44	37	84	78
Adjustments to pre-existing provisions for losses from changes in estimates	6	(32)	6	(22)
Payments/Settlements	-	-	-	(1,350)
Loan origination reserves, end of period	$1,358	$1,269	$1,358	$1,269

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $211.8 million and $203.6 million (net of debt issuance costs) at April 30, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $440.4 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 7.7% and 8.3% at April 30, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 11, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.33% at April 30, 2020, plus the applicable margin of 2.5% or 2.625% based upon type of loan. As of April 30, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.5 million and $47.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 12, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $18.0 million and $47.6 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 18, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of April 30, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $16.0 million and $45.5 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2020, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2020 and October 31, 2019, were as follows:

	April 30,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$136,714	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,159,490	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$125,000	$-
Net discounts and premiums	$21,461	$(49,145)
Net debt issuance costs	$(24,203)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,583,507	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At April 30, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.3 million (including additional costs of $0.2 million incurred in the second quarter of fiscal 2020), which is included in “(Loss) gain on extinguishment of debt” on the Condensed Consolidated Statement of Operations. The effect of this gain on a per share basis for the six months ended April 30, 2020 was $1.51, excluding the impact of taxes, as our deferred tax assets are fully reserved by a valuation allowance.

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

On March 25, 2020, K. Hovnanian consummated a private exchange (the “Exchange”) pursuant to which it issued $59.1 million aggregate principal amount of additional 1.5 Lien Notes (defined below) (the “Additional 1.5 Lien Notes”) in exchange for of $59.1 million aggregate principal amount of 10.0% 2022 Notes held by certain participating bondholders (the “Exchange Holders”) pursuant to an Exchange Agreement, dated March 25, 2020 (the “Exchange Agreement”), among the K. Hovnanian, the Notes Guarantors, the Exchanging Holders and certain holders of the Initial 1.5 Lien Notes (defined below) (the “Consenting Holders”). In connection therewith, the Consenting Holders provided their consents (the “Consents”) under the Indenture under which the 1.5 Lien Notes were issued to permit the issuance of the Additional 1.5 Lien Notes.

The Additional 1.5 Lien Notes were issued as additional notes of the same series as the $103.1 million aggregate principal amount of K. Hovnanian’s 11.25% Senior Secured 1.5 Lien Notes due 2026 issued on October 31, 2019 (the “Initial 1.5 Lien Notes” and, together with the Additional 1.5 Lien Notes, the “1.5 Lien Notes”). In connection with the issuance of the Additional 1.5 Lien Notes in the Exchange, K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), entered into the Fourth Supplemental Indenture, dated as of March 25, 2020 (the “Supplemental Indenture”), to the Indenture, dated as of October 31, 2019 (as amended and supplemented prior to the Supplemental Indenture, the “Indenture”), among the K. Hovnanian, the Notes Guarantors, the Trustee and the Collateral Agent. The Supplemental Indenture also amends the Indenture in accordance with the Consents to permit K. Hovnanian and the Notes Guarantors to secure up to $162.3 million of 1.5 Lien Obligations (as defined in the Indenture). As of March 25, 2020, after giving effect to the issuance of the Additional 1.5 Lien Notes, $162.3 million aggregate principal amount of 1.5 Lien Obligations, which consist of the 1.5 Lien Notes, were outstanding.  For a discussion of the 1.5 Lien Notes see “—Secured Obligations” below.

Fiscal 2019

On January 15, 2019, K. Hovnanian issued $25.0 million in aggregate principal amount of  additional 10.5% 2024 Notes to GSO Capital Partners LP (“GSO”) or one or more funds managed, advised or sub-advised by GSO (collectively, the “GSO Entities”) at a discount for a purchase price of $21.3 million in cash. The additional 10.5% 2024 Notes were issued as additional notes of the same series as the 10.5% 2024 Notes.

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

In addition, on October 31, 2019, K. Hovnanian completed private exchanges of (i) approximately $221.0 million aggregate principal amount of its 10.0% 2022 Notes and approximately $114.0 million aggregate principal amount of its 10.5% 2024 Notes held by certain participating bondholders (the “Exchanging Holders”) for a portion of the $350.0 million aggregate principal amount of 1.125 Lien Notes described above and/or cash, and (ii) approximately $99.6 million aggregate principal amount of its 10.5% 2024 Notes held by certain of the Exchanging Holders for approximately $103.1 million aggregate principal amount of 1.5 Lien Notes (the 1.5 Lien Notes together with the 1.125 Lien Notes and the 1.25 Lien Notes, the “New Secured Notes”), pursuant to an Exchange Agreement, dated October 30, 2019 (the “Exchange Agreement”), among K. Hovnanian, the Notes Guarantors and the Exchanging Holders.

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

As of April 30, 2020, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes would have included (in the case of the Secured Credit Agreement, the Secured Term Loans, the New Secured Notes and the 1.75 Lien Notes, such collateral will be perfected in accordance with the terms of the applicable Debt Instrument) (1) $229.6 million of cash and cash equivalents, which included $14.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $480.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $204.2 million.

Unsecured Obligations

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into a senior unsecured term loan credit facility (the “Unsecured Term Loan Facility”). The Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027. On February 1, 2018, K. Hovnanian issued $90.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “2026 Notes”) and $90.1 million aggregate principal amount of its 5.0% Senior Notes due 2040 (the “2040 Notes”) under a new indenture in an exchange offer (the “Exchange Offer”) for $170.2 million aggregate principal amount of K. Hovnanian’s 8.0% Senior Notes. Also, as part of the Exchange Offer, K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of HEI (the “Subsidiary Purchaser”), purchased for $26.5 million in cash an aggregate of $26.0 million in principal amount of the 8.0% Notes (the “Purchased 8.0% Notes”). The 2026 Notes and the 2040 Notes were issued by K. Hovnanian and guaranteed by the Notes Guarantors, except for the Subsidiary Purchaser which does not guarantee the 2026 Notes or the 2040 Notes. The 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. The 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 2026 Notes and the 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $14.0 million and $19.2 million letters of credit outstanding at April 30, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $14.3 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2020	2019	2020	2019

Numerator:
Net earnings (loss) attributable to Hovnanian	$4,079	$(15,257)	$(5,069)	$(32,709)
Less: undistributed earnings allocated to nonvested shares	(216)	-	-	-
Numerator for basic earnings (loss) per share	3,863	(15,257)	(5,069)	(32,709)
Plus: undistributed earnings allocated to nonvested shares	216	-	-	-
Less: undistributed earnings reallocated to nonvested shares	(216)	-	-	-
Numerator for diluted earnings (loss) per share	3,863	(15,257)	(5,069)	(32,709)
Denominator:
Denominator for basic earnings (loss) per share	6,172	5,962	6,166	5,960
Effect of dilutive securities:
Share based payments	260	-	-	-
Denominator for diluted earnings per share – weighted average shares outstanding	6,432	5,962	6,166	5,960
Basic earnings (loss) per share	$0.63	$(2.56)	$(0.82)	$(5.49)
Diluted earnings (loss) per share	$0.60	$(2.56)	$(0.82)	$(5.49)

There were 0.3 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the six months ended April 30, 2020, and 0.1 million for both the three and six months ended April 30, 2019, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million for both the three and six months ended April 30, 2020, respectively, and 0.3 million for both the three and six months ended April 30, 2019, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2020 and 2019, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2020. As of April 30, 2020, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax expense for the three and six months ended April 30, 2020 was $0.1 million and $1.8 million, respectively. The expense for the six months ended April 30, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference. The total income tax expense for the three and six months ended April 30, 2019 was $0.3 million and $0.7 million, respectively, primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

Our federal net operating losses of $1.5 billion expire between 2028 and 2037, and $32.2 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $211.4 million expire between 2020 through 2024; $1.2 billion expire between 2025 through 2029; $760.1 million expire between 2030 through 2034; $277.6 million expire between 2035 through 2039; and $74.8 million have an indefinite carryforward period.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company plans to defer the timing of estimated payments and payroll taxes as permitted by federal and state legislation, including under the CARES Act. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

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

As of April 30, 2020, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $596.7 million as of April 30, 2020, which fully reserves for our DTAs, is appropriate.

1.

As of April 30, 2020, on a tax basis, the Company has pre-tax income when adjusted for permanent differences on a three-year cumulative basis. However, on a U.S. GAAP basis, the Company is still in a three-year cumulative pre-tax loss position as of April 30, 2020. Therefore, it is too early to conclude whether we will continue to not be in a three-year cumulative loss position going forward on a tax accounting basis. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, second and third quarters of fiscal 2018, fourth quarter of fiscal 2019, and first and second quarters of fiscal 2020, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

Our net contracts per average active selling community increased in the second quarter of fiscal 2020 compared to the second quarter of 2019, which is the fourth consecutive quarter of year-over-year increases. (Positive Objective Evidence)

4.	We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. (Negative Objective Evidence)
5.

We exited two geographic markets in fiscal 2016 and completed the wind down of operations in two other markets in fiscal 2018, that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall US economy and government policies and consumer confidence, and impacts of the COVID 19 pandemic, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019

Revenues:
Northeast	$46,798	$13,059	$92,074	$33,000
Mid-Atlantic	89,738	80,847	177,497	134,277
Midwest	56,673	42,937	103,117	87,858
Southeast	56,369	49,382	93,143	93,373
Southwest	170,654	143,850	334,553	262,049
West	103,603	97,883	203,224	187,784
Total homebuilding	523,835	427,958	1,003,608	798,341
Financial services	14,361	12,307	28,375	21,915
Corporate and unallocated	155	426	424	1,029
Total revenues	$538,351	$440,691	$1,032,407	$821,285

Income (loss) before income taxes:
Northeast	$6,722	$125	$12,463	$6,004
Mid-Atlantic	5,466	393	9,524	386
Midwest	(385)	(594)	(3,828)	(1,443)
Southeast	50	(4,132)	(4,261)	(7,061)
Southwest	13,052	4,286	21,672	6,672
West	2,723	10,310	4,334	22,015
Total homebuilding	27,628	10,388	39,904	26,573
Financial services	4,731	3,629	9,191	4,763
Corporate and unallocated (1)	(28,180)	(28,929)	(52,352)	(63,354)
Income (loss) before income taxes	$4,179	$(14,912)	$(3,257)	$(32,018)

(1)  Corporate and unallocated for the three months ended April 30, 2020 included corporate general and administrative costs of $15.3 million, interest expense of $13.8 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $0.2 million of loss on extinguishment of debt and $(1.1) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2020 included corporate general and administrative costs of $35.0 million, interest expense of $28.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(9.3) million of gain on extinguishment of debt and $(2.0) million of other income and expenses. Corporate and unallocated for the three months ended April 30, 2019 included corporate general and administrative costs of $16.2 million, interest expense of $13.1 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $(0.3) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2019 included corporate general and administrative costs of $33.8 million, interest expense of $30.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $(1.1) million of other income and expenses.

	April 30,	October 31,
(In thousands)	2020	2019

Assets:
Northeast	$143,338	$163,342
Mid-Atlantic	264,490	264,894
Midwest	121,715	117,242
Southeast	282,036	281,654
Southwest	370,259	357,052
West	315,648	311,919
Total homebuilding	1,497,486	1,496,103
Financial services	111,302	199,275
Corporate and unallocated	296,783	186,046
Total assets	$1,905,571	$1,881,424

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

(Dollars in thousands)	April 30, 2020
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$86,565	$4,299	$90,864
Inventories	438,323	202	438,525
Other assets	27,782	399	28,181
Total assets	$552,670	$4,900	$557,570

Liabilities and equity:
Accounts payable and accrued liabilities	$121,018	$156	$121,174
Notes payable	126,090	-	126,090
Total liabilities	247,108	156	247,264
Equity of:
Hovnanian Enterprises, Inc.	132,877	4,323	137,200
Others	172,685	421	173,106
Total equity	305,562	4,744	310,306
Total liabilities and equity	$552,670	$4,900	$557,570
Debt to capitalization ratio	29%	0%	29%

(Dollars in thousands)	October 31, 2019
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$108,520	$2,203	$110,723
Inventories	397,804	6,038	403,842
Other assets	24,896	233	25,129
Total assets	$531,220	$8,474	$539,694

Liabilities and equity:
Accounts payable and accrued liabilities	$71,297	$592	$71,889
Notes payable	186,882	-	186,882
Total liabilities	258,179	592	258,771
Equity of:
Hovnanian Enterprises, Inc.	120,891	4,747	125,638
Others	152,150	3,135	155,285
Total equity	273,041	7,882	280,923
Total liabilities and equity	$531,220	$8,474	$539,694
Debt to capitalization ratio	41%	0%	40%

As of April 30, 2020 and October 31, 2019, we had advances outstanding of $2.1 million and $1.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $139.3 million and $127.0 million at April 30, 2020 and October 31, 2019, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the six months ended April 30, 2020 and 2019, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$112,812	$3,812	$116,624
Cost of sales and expenses	(107,453)	(3,448)	(110,901)
Joint venture net income	$5,359	$364	$5,723
Our share of net income	$6,146	$181	$6,327

	Three Months Ended April 30, 2019
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$125,739	$2,591	$128,330
Cost of sales and expenses	(118,019)	(2,146)	(120,165)
Joint venture net income	$7,720	$445	$8,165
Our share of net income	$7,083	$223	$7,306

	Six Months Ended April 30, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$199,776	$7,552	$207,328
Cost of sales and expenses	(196,004)	(8,401)	(204,405)
Joint venture net income (loss)	$3,772	$(849)	$2,923
Our share of net income (loss)	$7,616	$(425)	$7,191

	Six Months Ended April 30, 2019
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$221,513	$3,596	$225,109
Cost of sales and expenses	(207,331)	(3,117)	(210,448)
Joint venture net income	$14,182	$479	$14,661
Our share of net income	$16,624	$240	$16,864

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss from these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain unconsolidated joint ventures and the deferral of income for lots purchased by us from certain unconsolidated joint ventures. For the three and six months ended April 30, 2020, the difference is also attributed to two unconsolidated joint ventures which we had previously written off our investment in that are still active and are operating at a loss. For the six months ended April 30, 2019, the difference is also attributed to a return of capital from an unconsolidated joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $4.0 million and $5.1 million for the three months ended April 30, 2020 and 2019, respectively, and $7.7 million and $8.5 million for the six months ended April 30, 2020 and 2019, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 29% as of April 30, 2020. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company on November 1, 2019, and we applied the modified retrospective method of adoption, resulting in no restatement of prior period financial statements. We elected the practical expedient package which allows us to carry forward our original assessment of whether contracts contained leases, lease classification and the initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The adoption of ASU 2016-02 resulted in a gross up on our Condensed Consolidated Balance Sheets for ROU assets and lease liabilities of $23.3 million and $24.4 million, respectively, as of November 1, 2019. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating ROU assets. Our ROU assets are included in “Prepaid expenses and other assets” and the corresponding lease liabilities are included in “Accounts payable and other liabilities” line items on our Condensed Consolidated Balance Sheets. The adoption of ASU 2016-02 had no impact on our condensed consolidated statements of operations or cash flows, nor did it have a significant impact on our business processes, systems or internal controls.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning November 1, 2020. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with reference rate reform on financial reporting. This guidance is effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company has not yet adopted this guidance and is currently evaluating the potential impact of adoption on our Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2020	2019

Mortgage loans held for sale (1)	Level 2	$74,959	$166,007
Forward contracts	Level 2	(454)	(64)
Total		$74,505	$165,943
Interest rate lock commitments	Level 3	$342	$42
Total		$74,847	$165,985

(1)  The aggregate unpaid principal balance was $72.8 million and $161.1 million at April 30, 2020 and October 31, 2019, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $554.2 million at April 30, 2020. Loans in process for which interest rates were committed to the borrowers totaled $70.3 million as of April 30, 2020. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2020, the segment had open commitments amounting to $33.5 million to sell MBS with varying settlement dates through May 20, 2020.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$(709)	$224	$(271)

Three Months Ended April 30, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$946	$(208)	$406

Six Months Ended April 30, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,153	$342	$(454)

Six Months Ended April 30, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,942	$17	$21

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and six months ended April 30, 2019. The Company did not have any assets measured at fair value on a nonrecurring basis during the three and six months ended April 30, 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $1.0 million for both the three and six months ended April 30, 2019. We did not record any inventory impairments for both the three and six months ended April 30, 2020. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of April 30, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$88,522	$-	$88,522
10.5% Senior Secured Notes due July 15, 2024	-	-	35,203	35,203
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	85,697	85,697
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	331,625	331,625
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	245,620	245,620
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,290	162,290
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	46,080	-	46,080
5.0% Senior Notes due February 1, 2040	-	26,941	-	26,941
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	24,613	24,613
Secured Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	66,910	66,910
Senior Secured Revolving Credit Facility	-	-	125,000	125,000
Total fair value	$-	$161,543	$1,076,958	$1,238,501

Fair Value as of October 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$189,430	$-	$189,430
10.5% Senior Secured Notes due July 15, 2024	-	166,999	-	166,999
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	80,254	80,254
5.0% Senior Notes due February 1, 2040	-	-	31,993	31,993
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	106,499	106,499
Total fair value	$-	$356,429	$954,209	$1,310,638

The Senior Secured Revolving Credit Facility is not included in the October 31, 2019 table because there were no borrowings outstanding thereunder as of October 31, 2019.

21.	Transactions with Related Parties

During the three months ended April 30, 2020 and 2019, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.3 million, respectively. During the six months ended April 30, 2020 and 2019 the services provided by such engineering firm to the Company totaled $0.3 million and $0.4 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22.	Subsequent Events

COVID-19 was declared a global pandemic in March 2020, and it continues to have a significant impact on global and U.S. economies. The pandemic and related government responses thereto began to impact our business in March 2020 and we expect the negative impacts from the COVID-19 pandemic to continue.

To mitigate the adverse impacts, the Company is implementing initiatives to maximize positive cash flow, retain a strong liquidity position and optimize the organization, including, but not limited to, by focusing on closing homes in backlog and limiting cash expenditures, reducing or delaying certain land purchases and land development activity and beginning work on unsold homes and electing to draw in full the $125.0 million available under its Secured Credit Agreement. These actions are expected to reduce growth and may cause a decline of our community count and the number of homes deliveries in the third quarter of 2020 and future periods.  Further, in May 2020, the Company announced certain operational optimization measures including streamlining the organizational structure by: (1) transitioning from three homebuilding operational Groups to two; (2) consolidating several business units, resulting in the reduction of three Divisional offices; and (3) gradually phasing out of the Chicago market as it sells through its existing communities. In addition, the Company took measures to reduce overhead expenses through a combination of furloughs, layoffs and other cost reduction measures, the implementation of which will continue through fiscal 2020. We expect these steps to reduce our annualized overhead expense by approximately $20 million beginning in fiscal 2021. The Company expects to take a charge of approximately $3 million for severance and other related expenses in the third quarter of fiscal 2020.

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

Overview

Market Conditions and COVID-19 Impact and Strategy

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability. In general, at the start of our fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales. However, overall economic conditions in the United States have been impacted negatively by the COVID-19 pandemic, which has resulted in, among other things, quarantines, “stay-at-home” or "shelter-in-place" orders, and similar mandates from national, state and local governments that substantially restrict daily activities and for many businesses to curtail or cease normal operations. At the current time, all of the state and local governments in the markets in which we operate are allowing construction and sales of homes.  However, due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot predict either the near-term or long-term effects that the pandemic will have on our business.

In response to the pandemic, we are actively taking steps to navigate through this extraordinary period by placing our highest priority on helping to protect the health and safety of our associates, trade partners and customers. We have implemented appropriate health and safety protocols so that our community construction and sales activities, wherever authorized, could continue operations, followed recommended social distancing and other health and safety protocols when meeting in person with a customer and transitioned our non-essential office employees to a work from home environment. We also temporarily closed our sales centers, model homes and design studios to the general public, and our sales teams shifted to an appointment-only home sales process, leveraging virtual sales tools to connect with our customers online. Very recently, in some of our markets, we have re-opened sales offices where allowed by local governments. In the field, we implemented construction site health and safety guidelines to ensure both our employees and our trade partners adhere to social distancing requirements.

Our strategy over the past several years, including through the start of our second fiscal quarter, has been to grow through increased open for sale communities. While our community count grew throughout fiscal 2019, our community count decreased 6.4% from 141 communities at October 31, 2019 to 132 at April 30, 2020 and decreased 10.2% from 147 communities at April 30, 2019, due to selling through communities faster than anticipated, as well as transferring four previously owned communities to a new unconsolidated joint venture in the first half of fiscal 2020. Despite the recent decrease, the increases in community count through the past year have resulted in increased year-over-year delivery growth, as discussed further below.

During the quarter ended April 30, 2020, we experienced adverse business conditions as a result of the COVID-19 pandemic, including a slowdown in customer traffic and sales pace and an increase in cancellations. To mitigate the adverse impacts, the Company is implementing initiatives to maximize positive cash flow, retain a strong liquidity position and optimize the organization, including, but not limited to, by focusing on closing homes in backlog and limiting cash expenditures, reducing or delaying certain land purchases and land development activity and beginning work on unsold homes and electing to draw in full the $125.0 million available under its Secured Credit Agreement. These actions are expected to reduce growth and may cause a decline of our community count and the number of homes deliveries in the third quarter of 2020 and future periods. Further, in May 2020, the Company announced certain operational optimization measures including streamlining the organizational structure by: (1) transitioning from three homebuilding operational Groups to two; (2) consolidating several business units, resulting in the reduction of three Divisional offices; and (3) gradually phasing out of the Chicago market as it sells through its existing communities. In addition, the Company took measures to reduce overhead expenses through a combination of furloughs, layoffs and other cost reduction measures, the implementation of which will continue through fiscal 2020. We expect these steps to reduce our annualized overhead expense by approximately $20 million beginning in fiscal 2021. The Company expects to take a charge of approximately $3 million for severance and other related expenses in the third quarter of fiscal 2020.  The Company’s senior leadership is monitoring the impacts of the COVID-19 pandemic and will continue to adjust our operations as needed.

Although our sales pace has increased since the end of the second fiscal quarter, the magnitude and duration of the COVID-19 pandemic is unknown, we may experience material declines in our net contracts, deliveries, revenues, cash flow and/or profitability in one or more periods during the remainder of fiscal 2020 and beyond, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets or other reorganization activities. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors below.

Operating Results

Despite the COVID-19 related slow-downs experienced from mid-March through early April as described above, we had positive operating results for the three and six months ended April 30, 2020 as follows:

● For the three and six months ended April 30, 2020, sale of homes revenues increased 22.4% and 27.0%, respectively, as compared to the same periods of the prior year, as a result of a 22.1% and 24.8% increase in deliveries, respectively, primarily due to our increased community count that occurred during fiscal 2019.

● Gross margin percentage increased to 14.5% for the three months ended April 30, 2020 from 13.3% for the three months ended April 30, 2019 and decreased slightly to 13.7% for the six months ended April 30, 2020 from 14.0% for the six months ended April 30, 2019. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.9% and 17.3% for the three and six months ended April 30, 2019, respectively, to 18.2% and 17.8% for the three and six months ended April 30, 2020, respectively. The increases were primarily due to the mix of communities delivered and increased volume during the periods.

● Selling, general and administrative costs (including corporate general and administrative expenses) decreased $4.5 million for both the three and six months ended April 30, 2020 as compared to the same periods of the prior year. As a percentage of total revenue, such costs decreased from 13.7% and 14.7% for the three and six months ended April 30, 2019, respectively, to 10.4% and 11.3% for the three and six months ended April 30, 2020, respectively.

● Active selling communities at April 30, 2020 decreased by 10.2% over last year’s second quarter. Net contracts decreased 3.8% and increased 13.3% for the three and six months ended April 30, 2020, respectively, compared to the same periods of the prior year.

● Net contracts per average active selling community increased to 11.1 for the three months ended April 30, 2020 compared to 10.5 in the same period of the prior year, and increased to 20.7 for the six months ended April 30, 2020 compared to 18.2 in the same period of the prior year.

● Contract backlog increased from 2,254 homes at April 30, 2019 to 2,383 homes at April 30, 2020, with a dollar value of $958.1 million, representing a 0.9% increase in dollar value compared to the prior year.

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

Operating, Investing and Financing Activities – Overview

Our total liquidity at April 30, 2020 was $247.1 million, including $232.8 million in homebuilding cash and cash equivalents after fully drawing $125.0 million from our senior secured revolving credit facility, which we drew given the uncertain environment resulting from the COVID-19 pandemic and as a precautionary measure to maximize financial flexibility and increase our current cash position. This is slightly above our target liquidity range of $170.0 to $245.0 million. The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond. As of the date of this report, we believe that these sources of cash (including our borrowings on our senior secured revolving credit facility) will be sufficient through fiscal 2020 to finance our working capital requirements.

We spent $232.3 million on land and land development during the period. After considering this land and land development and all other operating activities, including revenue received from deliveries, we had $79.7 million of cash provided from operations. During the first half of fiscal 2020, cash used in investing activities was $21.3 million, primarily due to an investment in a new unconsolidated joint venture, partially offset by distributions from existing unconsolidated joint ventures. Cash provided from financing activities was $42.7 million during the first half of fiscal 2020, which was primarily due to the $125.0 million draw-down of our senior secured revolving credit facility, partially offset by net payments of $80.8 million made on our mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2020 and 2019 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes, net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations. During the first six months of fiscal 2020 and 2019, with continued spending on land purchases and land development, we used cash from operations.

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2020 and October 31, 2019, were as follows:

	April 30,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$136,714	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,159,490	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$125,000	$-
Net discounts and premiums	$21,461	$(49,145)
Net debt issuance costs	$(24,203)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,583,507	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At April 30, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $14.0 million and $19.2 million letters of credit outstanding at April 30, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $14.3 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $211.8 million and $203.6 million (net of debt issuance costs) at April 30, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $440.4 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 7.7% and 8.3% at April 30, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2020 and October 31, 2019, we had an aggregate of $59.5 million and $140.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $11.9 million during the six months ended April 30, 2020 from October 31, 2019. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $11.0 million, in the Mid-Atlantic by $6.1 million, in the Southeast by $5.4 million and in the West by $10.4 million. The decrease was partially offset by increases in the Midwest of $4.6 million and in the Southwest of $16.4 million. The net decrease was primarily attributable to home deliveries during the period, partially offset by new land purchases and land development. During the six months ended April 30, 2020, we wrote-off costs in the amount of $3.8 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at April 30, 2020 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $7.9 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2019 to April 30, 2020 was primarily due to an increase in land banking transactions, partially offset by a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2020, inventory of $153.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $101.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2020, inventory of $44.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $43.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2020, we had mothballed land in 13 communities. The book value associated with these communities at April 30, 2020 was $13.8 million, which was net of impairment charges recorded in prior periods of $138.1 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated a portion of one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, are reported at the lower of carrying amount or fair value less costs to sell. At both April 30, 2020 and October 31, 2019, there were no inventories held for sale. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at April 30, 2020 compared to October 31, 2019 is attributable to delivering homes and terminating certain option agreements, as well as contributing eight previously owned communities, including four active communities, to a new unconsolidated joint venture in the first quarter of fiscal 2020, partially offset by signing new land option agreements and acquiring new land parcels.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2020:

Northeast	4	537	2,883	3,420
Mid-Atlantic	20	2,146	3,262	5,408
Midwest	15	1,515	1,319	2,834
Southeast	12	1,837	1,717	3,554
Southwest	56	4,486	2,673	7,159
West	25	2,381	2,241	4,622

Consolidated total	132	12,902	14,095	26,997

Unconsolidated joint ventures (2)	24	5,116	-	5,116

Owned		6,903	3,794	10,697
Optioned		5,736	10,301	16,037

Controlled lots		12,639	14,095	26,734

Construction to permanent financing lots		263	-	263

Consolidated total		12,902	14,095	26,997

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in unsold homes from October 31, 2019 to April 30, 2020 was primarily due to our decision to delay starting unsold homes given the uncertainty caused by the COVID-19 pandemic. The increase in model homes during the period was primarily due to new model homes in communities that are preparing to open for sale.

	April 30, 2020			October 31, 2019

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	47	8	55	58	12	70
Mid-Atlantic	48	17	65	63	12	75
Midwest	34	9	43	31	10	41
Southeast	86	18	104	78	15	93
Southwest	267	19	286	320	12	332
West	132	31	163	213	19	232

Total	614	102	716	763	80	843

Started or completed unsold homes and models per active selling communities (1)	4.6	0.8	5.4	5.4	0.6	6.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 132 and 141 at April 30, 2020 and October 31, 2019, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding Restricted cash and cash equivalents decreased $4.9 million from October 31, 2019 to $16.9 million at April 30, 2020. The decrease was due to a reduction in cash collateralization of our stand-alone letters of credit during the period.

Investments in and advances to unconsolidated joint ventures increased $12.3 million to $139.3 million at April 30, 2020 compared to October 31, 2019. The increase was primarily due to a new unconsolidated joint venture entered into in the first quarter of fiscal 2020, partially offset by unconsolidated joint venture partner distributions during the period. As of April 30, 2020 and October 31, 2019, we had investments in 11 and ten unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $12.2 million from October 31, 2019 to $32.7 million at April 30, 2020. The decrease was primarily due to the timing of home closings, along with the receipt of a receivable during the period related to the funding of the satisfaction and discharge of certain of our senior secured notes in the fourth quarter of fiscal 2019.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2020	2019	Change

Prepaid insurance	$1,621	$2,061	$(440)
Prepaid project costs	31,684	32,015	(331)
Other prepaids	10,264	10,808	(544)
Other assets	678	820	(142)
Lease right of use asset	21,144	-	21,144
Total	$65,391	$45,704	$19,687

Prepaid insurance decreased slightly during the three months ended April 30, 2020 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. Lease right of use asset represents the net present value of our operating leases which, in connection with the Company’s adoption of ASU 2016-02 on November 1, 2019, are now required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information. Other prepaids decreased slightly primarily due to the amortization of costs for certain software and related services during the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $71.9 million and $163.0 million at April 30, 2020 and October 31, 2019, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2019 was related to a decrease in the volume of loans originated during the second quarter of 2020 compared to the fourth quarter of 2019, primarily due to the decrease in deliveries, partially offset by an increase in the average loan value.

Nonrecourse mortgages secured by inventory increased to $211.8 million at April 30, 2020 from $203.6 million at October 31, 2019. The increase was primarily due to additional loan borrowings on existing mortgages, along with new mortgages for communities in most of our segments obtained during the six months ended April 30, 2020, partially offset by the payment of existing mortgages.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2020	2019	Change

Accounts payable	$123,851	$141,667	$(17,816)
Reserves	90,427	92,083	(1,656)
Lease liability	22,165	-	22,165
Accrued expenses	13,297	19,208	(5,911)
Accrued compensation	34,508	53,157	(18,649)
Other liabilities	11,679	14,078	(2,399)
Total	$295,927	$320,193	$(24,266)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets as a result of the Company’s adoption of ASU 2016-02 on November 1, 2019. Accrued expenses decreased primarily due to the timing of property tax payments, along with the timing of certain accruals for legal fees associated with debt financing transactions during fiscal 2019. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2019 bonuses during the first quarter of fiscal 2020, partially offset by the accrual of fiscal 2020 bonuses in the second quarter of fiscal 2020. Other liabilities decreased primarily due to the transfer of a municipal loan from a previously consolidated community to a new unconsolidated joint venture formed in the first quarter of fiscal 2020, partially offset by an increase related to the timing of hospitalization claims and payments during the period.

Liabilities from inventory not owned increased $3.5 million to $144.5 million at April 30, 2020. The increase was primarily due to an increase in land banking activity during the period, partially offset by a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $78.7 million from $169.1 million at October 31, 2019, to $90.4 million at April 30, 2020. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2020 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2019

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended April 30, 2020

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2020	2019	Change	Change
Homebuilding:
Sale of homes	$523,347	$427,552	$95,795	22.4%
Land sales and other revenues	643	832	(189)	(22.7)%
Financial services	14,361	12,307	2,054	16.7%

Total revenues	$538,351	$440,691	$97,660	22.2%

	Six Months Ended April 30, 2020

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2020	2019	Change	Change
Homebuilding:
Sale of homes	$1,002,580	$789,687	$212,893	27.0%
Land sales and other revenues	1,452	9,683	(8,231)	(85.0)%
Financial services	28,375	21,915	6,460	29.5%

Total revenues	$1,032,407	$821,285	$211,122	25.7%

Homebuilding

For the three and six months ended April 30, 2020, sale of homes revenues increased $95.8 million, or 22.4% and $212.9 million, or 27.0%, respectively, as compared to the same periods of the prior year. These increases were primarily due to the number of home deliveries increasing 22.1% and 24.8% for the three and six months ended April 30, 2020, respectively, compared to the three and six months ended April 30, 2019, along with a 0.2% and 1.7% increase in the average price per home, respectively. The average price per home increased to $394,979 in the three months ended April 30, 2020 from $394,057 in the three months ended April 30, 2019. The average price per home increased to $391,480 in the six months ended April 30, 2020 from $384,838 in the six months ended April 30, 2019. The minor increase in average price was the result of the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change

Northeast:
Dollars	$46,791	$13,040	258.8%	$92,055	$25,545	260.4%
Homes	94	23	308.7%	175	45	288.9%

Mid-Atlantic:
Dollars	$89,677	$80,818	11.0%	$177,266	$133,997	32.3%
Homes	168	142	18.3%	323	253	27.7%

Midwest:
Dollars	$56,543	$42,870	31.9%	$102,935	$87,759	17.3%
Homes	184	141	30.5%	343	290	18.3%

Southeast:
Dollars	$56,317	$49,346	14.1%	$92,997	$93,229	(0.2)%
Homes	127	123	3.3%	224	231	(3.0)%

Southwest:
Dollars	$170,485	$143,634	18.7%	$334,188	$261,497	27.8%
Homes	515	431	19.5%	1,008	796	26.6%

West:
Dollars	$103,534	$97,844	5.8%	$203,139	$187,660	8.2%
Homes	237	225	5.3%	488	437	11.7%

Consolidated total:
Dollars	$523,347	$427,552	22.4%	$1,002,580	$789,687	27.0%
Homes	1,325	1,085	22.1%	2,561	2,052	24.8%

Unconsolidated joint ventures (1)
Dollars	$112,196	$124,776	(10.1)%	$198,545	$219,803	(9.7)%
Homes	188	195	(3.6)%	337	347	(2.9)%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall increase in consolidated housing revenues during the three and six months ended April 30, 2020 as compared to the same period of the prior year was attributed to an increase in deliveries, along with an increase in average sales price.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019

Northeast:
Dollars	$23,266	$62,580	$56,269	$97,530	$50,771	$102,481
Homes	66	104	129	156	106	162

Mid-Atlantic:
Dollars	$128,652	$118,245	$222,354	$199,759	$228,622	$246,307
Homes	247	199	430	350	429	393

Midwest:
Dollars	$54,501	$68,744	$112,777	$105,790	$132,523	$125,181
Homes	174	235	361	362	468	466

Southeast:
Dollars	$48,508	$64,772	$115,666	$105,232	$131,695	$120,140
Homes	109	155	264	250	287	270

Southwest:
Dollars	$187,493	$192,630	$365,926	$307,968	$262,634	$227,325
Homes	582	559	1,110	921	765	648

West:
Dollars	$139,418	$120,616	$230,250	$177,634	$151,812	$128,422
Homes	309	294	515	441	328	315

Consolidated total:
Dollars	$581,838	$627,587	$1,103,242	$993,913	$958,057	$949,856
Homes	1,487	1,546	2,809	2,480	2,383	2,254

Unconsolidated joint ventures:(2)
Dollars	$127,283	$131,282	$249,041	$216,851	$267,368	$228,730
Homes	439	229	704	363	884	382

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

In the first half of 2020, our open for sale community count decreased to 132 from 141 at October 31, 2019, which was the net result of opening 29 new communities, closing 34 communities and contributing four communities to an unconsolidated joint venture since the beginning of fiscal 2020. Our reported level of sales contracts (net of cancellations) has been positively impacted by an increase in sales pace per community in the first half of fiscal 2020 as compared to the same period of the prior year. Despite the impact of the COVID-19 pandemic, net contracts per average active selling community for the three months ended April 30, 2020 increased to 11.1 compared to 10.5 for the same period in the prior year. Net contracts per average active selling community for the six months ended April 30, 2020 increased to 20.7 compared to 18.2 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	19%	24%	18%	19%	20%
Second	23%	19%	17%	18%	19%
Third		19%	19%	19%	21%
Fourth		21%	23%	22%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	14%	16%	12%	12%	13%
Second	20%	20%	15%	16%	14%
Third		16%	14%	13%	12%
Fourth		14%	13%	12%	11%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range but did increase in the second quarter of fiscal 2020 due to the COVID-19 pandemic. Market conditions and further impacts from COVID-19 remain uncertain, and it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2020	2019	2020	2019

Sale of homes	$523,347	$427,552	$1,002,580	$789,687

Cost of sales, excluding interest expense and land charges	427,944	355,477	824,262	653,047

Homebuilding gross margin, before cost of sales interest expense and land charges	95,403	72,075	178,318	136,640

Cost of sales interest expense, excluding land sales interest expense	18,537	13,898	36,673	24,140

Homebuilding gross margin, after cost of sales interest expense, before land charges	76,866	58,177	141,645	112,500

Land charges	1,010	1,462	3,838	2,166

Homebuilding gross margin	$75,856	$56,715	$137,807	$110,334

Gross margin percentage	14.5%	13.3%	13.7%	14.0%

Gross margin percentage, before cost of sales interest expense and land charges	18.2%	16.9%	17.8%	17.3%

Gross margin percentage, after cost of sales interest expense, before land charges	14.7%	13.6%	14.1%	14.2%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.3%	72.8%	72.5%	72.3%
Commissions	3.6%	3.6%	3.5%	3.5%
Financing concessions	1.3%	1.3%	1.4%	1.3%
Overheads	4.6%	5.4%	4.8%	5.5%
Total cost of sales, before interest expense and land charges	81.8%	83.1%	82.2%	82.6%
Cost of sales interest	3.5%	3.3%	3.7%	3.1%
Land charges	0.2%	0.3%	0.4%	0.3%

Gross margin percentage	14.5%	13.3%	13.7%	14.0%
Gross margin percentage, before cost of sales interest expense and land charges	18.2%	16.9%	17.8%	17.3%
Gross margin percentage, after cost of sales interest expense and before land charges	14.7%	13.6%	14.1%	14.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 14.5% during the three months ended April 30, 2020 compared to 13.3% for the same period last year and decreased to 13.7% during the six months ended April 30, 2020 compared to 14.0% for the same period last year. This increase for the three months ended April 30, 2020 was primarily attributed to the mix of communities delivering in each period, as well as, an increase in volume which allowed us to better leverage our overhead costs. This decrease for the six months ended April 30, 2020 was primarily attributed to an increase in cost of sales interest, as well as the impact of additional incentives on spec homes delivered in the first quarter of fiscal 2020 and was also the result of the mix of communities delivering in each period. Gross margin percentage, before cost of sales interest expense and land charges, increased from 16.9% for the three months ended April 30, 2019 to 18.2% for the three months ended April 30, 2020, and increased from 17.3% for the six months ended April 30, 2019 to 17.8% for the six months ended April 30, 2020. This increase for the three and six months ended April 30, 2020 was primarily attributed to the mix of communities delivering in each period, as well as, an increase in volume which allowed us to better leverage our overhead costs.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we wrote-off or wrote-down certain inventories totaling $1.0 million and $1.5 million during the three months ended April 30, 2020 and 2019, respectively, and $3.8 million and $2.2 million during the six months ended April 30, 2020 and 2019, respectively, to their estimated fair value. During the three and six months ended April 30, 2020, we wrote-off residential land options and approval and engineering costs amounting to $1.0 million and $3.8 million, respectively, compared to $0.5 and $1.2 million for the three and six months ended April 30, 2019, respectively, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in all of our segments in the first half of fiscal 2020 and 2019. We did not record any inventory impairments during the three and six months ended April 30, 2020. We recorded inventory impairments of $1.0 million for both the three and six months ended April 30, 2019, which were primarily related to three communities in the Northeast, Mid-Atlantic and Southeast. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2020	2019	2020	2019

Land and lot sales	$50	$-	$75	$7,508
Cost of sales, excluding interest	83	-	120	7,357
Land and lot sales gross margin, excluding interest	(33)	-	(45)	151
Land and lot sales interest expense	52	-	52	-
Land and lot sales gross margin, including interest	$(85)	$-	$(97)	$151

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two land sales in the three months ended April 30, 2020 compared to no land sales for the same period of the prior year. There were three land sales in the six months ended April 30, 2020 compared to four land sales in the same period of the prior year, resulting in a decrease of $7.4 million in land sales revenues.

Land sales and other revenues decreased $0.2 million and $8.2 million for the three and six months ended April 30, 2020, respectively, as compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The slight decrease for the three months ended April 30, 2020 as compared to the same period of the prior was mainly due to less interest income earned as a result of lower interest rates on interest bearing accounts. The decrease for the six months ended April 30, 2020 compared to the same period of the prior year was mainly due to the decrease in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $3.6 million and $5.6 million for the three and six months ended April 30, 2020, respectively, compared to the same periods last year. The decrease for the three and six months ended April 30, 2020 is attributed to lower selling overhead and advertising costs, as a result of the reduction of our community count. SGA expenses as a percentage of homebuilding revenues decreased to 7.7% and 8.1% for the three and six months ended April 30, 2020, respectively, compared to 10.3% and 10.9% for the three and six months ended April 30, 2019, respectively, as a result of the 22.3% and 25.6% increase in homebuilding revenue for the same periods, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2020	2019	Variance	Variance %

Northeast
Homebuilding revenue	$46,798	$13,059	$33,739	258.4%
Income before income taxes	$6,722	$125	$6,597	5277.6%
Homes delivered	94	23	71	308.7%
Average sales price	$497,777	$566,957	$(69,180)	(12.2)%

Mid-Atlantic
Homebuilding revenue	$89,738	$80,847	$8,891	11.0%
Income before income taxes	$5,466	$393	$5,073	1290.8%
Homes delivered	168	142	26	18.3%
Average sales price	$533,792	$569,141	$(35,349)	(6.2)%

Midwest
Homebuilding revenue	$56,673	$42,937	$13,736	32.0%
Loss before income taxes	$(385)	$(594)	$209	35.2%
Homes delivered	184	141	43	30.5%
Average sales price	$307,299	$304,035	$3,264	1.1%

Southeast
Homebuilding revenue	$56,369	$49,382	$6,987	14.1%
Income (loss) before income taxes	$50	$(4,132)	$4,182	101.2%
Homes delivered	127	123	4	3.3%
Average sales price	$443,441	$401,187	$42,254	10.5%

Southwest
Homebuilding revenue	$170,654	$143,850	$26,804	18.6%
Income before income taxes	$13,052	$4,286	$8,766	204.5%
Homes delivered	515	431	84	19.5%
Average sales price	$331,039	$333,258	$(2,219)	(0.7)%

West
Homebuilding revenue	$103,603	$97,883	$5,720	5.8%
Income before income taxes	$2,723	$10,310	$(7,587)	(73.6)%
Homes delivered	237	225	12	5.3%
Average sales price	$436,852	$434,862	$1,990	0.5%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2020	2019	Variance	Variance %

Northeast
Homebuilding revenue	$92,074	$33,000	$59,074	179.0%
Income before income taxes	$12,463	$6,004	$6,459	107.6%
Homes delivered	175	45	130	288.9%
Average sales price	$526,029	$567,667	$(41,638)	(7.3)%

Mid-Atlantic
Homebuilding revenue	$177,497	$134,277	$43,220	32.2%
Income before income taxes	$9,524	$386	$9,138	2367.4%
Homes delivered	323	253	70	27.7%
Average sales price	$548,811	$529,632	$19,179	3.6%

Midwest
Homebuilding revenue	$103,117	$87,858	$15,259	17.4%
Loss before income taxes	$(3,828)	$(1,443)	$(2,385)	(165.3)%
Homes delivered	343	290	53	18.3%
Average sales price	$300,102	$302,617	$(2,515)	(0.8)%

Southeast
Homebuilding revenue	$93,143	$93,373	$(230)	(0.2)%
Loss before income taxes	$(4,261)	$(7,061)	$2,800	39.7%
Homes delivered	224	231	(7)	(3.0)%
Average sales price	$415,165	$403,589	$11,576	2.9%

Southwest
Homebuilding revenue	$334,553	$262,049	$72,504	27.7%
Income before income taxes	$21,672	$6,672	$15,000	224.8%
Homes delivered	1,008	796	212	26.6%
Average sales price	$331,536	$328,514	$3,022	0.9%

West
Homebuilding revenue	$203,224	$187,784	$15,440	8.2%
Income before income taxes	$4,334	$22,015	$(17,681)	(80.3)%
Homes delivered	488	437	51	11.7%
Average sales price	$416,268	$429,428	$(13,160)	(3.1)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 258.4% for the three months ended April 30, 2020 compared to the same period of the prior year. The increase for the three months ended April 30, 2020 was attributed to a 308.7% increase in homes delivered, partially offset by a 12.2% decrease in average sales price. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in the three months ended April 30, 2020 compared to some communities delivering in the three months ended April 30, 2019 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price was an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes increased $6.6 million to $6.7 million for the three months ended April 30, 2020 as compared to the prior year, which was primarily the result of the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

Homebuilding revenues increased 179.0% for the six months ended April 30, 2020 compared to the same period of the prior year. The increase was attributed to a 288.9% increase in homes delivered, partially offset by a 7.3% decrease in average sales price and a $7.5 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in the six months ended April 30, 2020 compared to some communities delivering in the six months ended April 30, 2019 that had higher priced, single family homes also in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price was an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes increased $6.5 million to $12.5 million for the six months ended April 30, 2020 as compared to the prior year. The increase was mainly due to the increase in homebuilding revenues discussed above, a $0.6 million decrease in selling, general and administrative costs, and an increase in gross margin percentage before interest expense, partially offset by a $7.4 million decrease in income from unconsolidated joint ventures.

Mid-Atlantic - Homebuilding revenues increased 11.0% for the three months ended April 30, 2020 compared to the same period in the prior year. The increase was primarily due to an 18.3% increase in homes delivered, partially offset by a 6.2% decrease in average sales price for the three months ended April 30, 2020 compared to the same period in the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended April 30, 2020 compared to some communities delivering in the three months ended April 30, 2019 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $5.1 million to $5.5 million for the three months ended April 30, 2020 compared to the same period in the prior year, which was primarily due to the increase in homebuilding revenue discussed above, a $0.6 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 32.2% for the six months ended April 30, 2020 compared to the same period in the prior year. The increase was primarily due to a 27.7% increase in homes delivered and a 3.6% increase in average sales price for the six months ended April 30, 2020. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the six months ended April 30, 2020 compared to some communities delivering in the six months ended April 30, 2019 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $9.1 million to $9.5 million for the six months ended April 30, 2020 as compared to the prior year, which was primarily due to the increase in homebuilding revenues discussed above, a $1.1 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 32.0% for the three months ended April 30, 2020 compared to the same period in the prior year. The increase was due to a 30.5% increase in homes delivered, while the average sales price was essentially flat with a 1.1% increase.

Loss before income taxes improved $0.2 million to a loss of $0.4 million for the three months ended April 30, 2020 compared to the same period in the prior year. The improvement was primarily due to the increase in homebuilding revenue discussed above and a $0.2 million decrease in selling, general and administrative costs, partially offset by a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 17.4% for the six months ended April 30, 2020 compared to the same period in the prior year. The increase was primarily due to an 18.3% increase in homes delivered, while the average sales price was essentially flat with a 0.8% decrease.

Loss before income taxes increased $2.4 million to a loss of $3.8 million for the six months ended April 30, 2020 as compared to the prior year, primarily due to the $2.7 million increase in inventory impairment loss and land option write-offs and a slight decrease in gross margin percentage before interest expense, partially offset by the increase in homebuilding revenue discussed above.

Southeast – Homebuilding revenues increased 14.1% for the three months ended April 30, 2020 compared to the same period in the prior year. The increase was due to a 3.3% increase in homes delivered and a 10.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2020 compared to some communities delivering in the three months ended April 30, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was an increase in base price and a decrease in pricing concessions in certain communities.

Loss before income taxes improved $4.2 million to income of $0.1 million for the three months ended April 30, 2020 primarily due to the increase in homebuilding revenue discussed above, an $0.8 million decrease to selling, general and administrative costs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 0.2% for the six months ended April 30, 2020 compared to the same period in the prior year. The slight decrease for the six months ended April 30, 2020 was attributed a 3.0% decrease in homes delivered, partially offset by a 2.9% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2020 compared to some communities delivering in the six months ended April 30, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was an increase in base price and a decrease in pricing concessions in certain communities.

Loss before income taxes improved $2.8 million to a loss of $4.3 million for the six months ended April 30, 2020, primarily due to a $1.8 million decrease in selling, general and administrative costs, a $1.0 million improvement in loss from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense

Southwest - Homebuilding revenues increased 18.6% for the three months ended April 30, 2020 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to a 19.5% increase in homes delivered, while average sales price was essentially flat with a 0.7% decrease for the three months ended April 30, 2020.

Income before income taxes increased $8.8 million to $13.1 million for the three months ended April 30, 2020 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the three months ended April 30, 2020 compared to the same period of the prior year.

Homebuilding revenues increased 27.7% for the six months ended April 30, 2020 compared to the same period in the prior year. The increase was primarily due to a 26.6% increase in homes delivered, while average sales price was essentially flat with a 0.9% increase for the six months ended April 30, 2020.

Income before income taxes increased $15.0 million to $21.7 million for the six months ended April 30, 2020 compared to the same period in the prior year. The increase was due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

West - Homebuilding revenues increased 5.8% for the three months ended April 30, 2020 compared to the same period in the prior year. The increase for the three months ended April 30, 2020 was primarily attributed to a 5.3% increase in homes delivered, while average sales price was essentially flat with a 0.5% increase.

Income before income taxes decreased $7.6 million to $2.7 million for the three months ended April 30, 2020. The decrease for the three months ended April 30, 2020 was primarily due to a significant decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 8.2% for the six months ended April 30, 2020 compared to the same period in the prior year. The increase for the six months ended April 30, 2020 was primarily attributed to an 11.7% increase in homes delivered, partially offset by a 3.1% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in the six months ended April 30, 2020 compared to some communities delivering in the six months ended April 30, 2019 that had higher priced, larger single family homes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $17.7 million to $4.3 million for the six months ended April 30, 2020. The decrease was primarily due to a significant decrease in gross margin percentage before interest expense for the six months ended April 30, 2020 compared to the same period in the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2020 and 2019, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 32.2% and 30.0%, respectively, of our total loans. The origination of FHA/VA loans increased from the first half of fiscal 2019 to the first half of fiscal 2020 and our conforming conventional loan originations as a percentage of our total loans increased slightly from 65.4% to 65.6% for these periods, respectively. The origination of loans which exceed conforming conventions decreased from 4.6% for the first half of fiscal 2019 to 2.2% for the first half of fiscal 2020. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2020, financial services provided a $4.7 million and $9.2 million pretax profit, respectively, compared to $3.6 million and $4.8 million, respectively, of pretax profit for the same periods of fiscal 2019. This increase in pretax profit was attributed to the increase in the homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase for the six months ended April 30, 2020 was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.4% and 68.3% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2020 and 2019, respectively, and 68.5% and 69.4% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2020 and 2019, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased slightly to $15.3 million for the three months ended April 30, 2020 compared to $16.2 million for the three months ended April 30, 2019. The slight decrease for the three months ended April 30, 2020 compared to 2019 was primarily due to lower compensation expense from the cancellation of certain market stock units awards based on performance conditions which were not met and a reduction in certain of our long-term incentive plans as a result of performance conditions which are no longer expected to meet target, as well as with our lower common stock price at the end of the second fiscal quarter and forfeitures of shares due to associate terminations. Corporate general and administrative expenses increased to $35.0 million for the six months ended April 30, 2020 compared to $33.8 million for the six months ended April 30, 2019, primarily due to a lower adjustment to reserves for self-insured medical claims in the current fiscal year compared to the prior fiscal year, which were reduced based on claim estimates, and additional costs pertaining to software licenses and support fees for cybersecurity and monitoring services.

Other Interest

Other interest increased $4.2 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 and increased $6.9 million for the six months ended April 30, 2020 compared to the six months ended April 30, 2019. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased for the three and six months ended April 30, 2020 compared to the three and six months ended April 30, 2019 because we incurred more interest as a result of the increase in nonrecourse mortgages at April 30, 2020 compared to April 30, 2019, and as a result of the debt exchange in the fourth quarter of fiscal 2019.

(Loss) Gain on Extinguishment of Debt

On December 10, 2019, the Company entered into a credit agreement providing for $81.5 million of senior secured 1.75 lien term loans in exchange for $163.0 million of senior unsecured term loans. On December 10, 2019, the Company also issued $158.5 million of 10.0% Senior Secured 1.75 Lien Notes due 2025 in exchange for $23.2 million of 10.0% Senior Secured Notes due 2022 and $141.7 million 10.5% Senior Secured Notes due 2024. These transactions were accounted for in accordance with ASC 470-60, resulting in a gain on extinguishment of debt of $9.5 million. Additional costs incurred pertaining to this transaction resulted in a $0.2 million loss on extinguishment of debt during the three months ended April 30, 2020.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $1.0 million to $6.2 million for the three months ended April 30, 2020 and decreased $9.1 million to $7.8 million for the six months ended April 30, 2020 compared to the same period of the prior year. The decrease was primarily due to the recognition of our share of income from certain of our joint ventures delivering less homes in the current fiscal year as compared to the prior fiscal year. Also impacting the decrease is income recorded in the first half of fiscal 2019 related to the return of capital from an unconsolidated joint venture in which we had previously written-off our investment.

Total Taxes

The total income tax expense of $1.8 million recognized for the six months ended April 30, 2020 was primarily related to state tax expense from the impact of the cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference. The total income tax expense of $0.1 million for the three months ended April 30, 2020, and $0.3 million and $0.7 million recognized for the three and six months ended April 30, 2019, respectively, was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53.2% of our homebuilding cost of sales for the six months ended April 30, 2020.

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●

The material and adverse disruption, and the expected continued disruption, to our business caused by the present outbreak and worldwide spread of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of April 30, 2020, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2020 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	4/30/20

Long term debt(1)(2):
Fixed rate	$-	$-	$136,714	$125,000	$69,683	$1,254,852	$1,586,249	$1,238,501
Weighted average interest rate	-%	-%	10.00%	7.75%	10.50%	8.12%	9.36%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.
(2)	Does not include $211.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2020. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2019, other than as set forth below.

Our business has been, and could continue to be, materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

The present outbreak and worldwide spread of the novel coronavirus (COVID-19) and the measures undertaken by governmental authorities to address it, have, and could continue to, significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and consumer uncertainty, have a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and many states and municipalities have since declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in the United States and across the world, including quarantines, “stay-at-home” or "shelter in place" orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

In response to the various governmental measures, in mid-March 2020, we temporarily closed our sales offices, model homes and design studios to the general public, shifted to an appointment-only personalized home sales process where permitted and have been leveraging our virtual sales tools—including our centralized Internet sales platform—to give customers the ability to search for homes over the Internet and speak to our sales representatives virtually prior to making an appointment to view a home. We have also followed recommended social distancing and other health and safety protocols when meeting in person with a customer. In addition, we shifted our corporate and division office functions to work remotely. We also prioritized our warranty service activities to respond to emergency repair requests.

The above measures, combined with limiting our construction operations to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of state and local restrictions, substantially tempered our sales pace in the latter part of March and early April. Although our sales pace and net contracts have increased more recently, levels remain below those pre-COVID-19, and we remain uncertain regarding the full long-term magnitude or duration of the business and economic impacts from the unprecedented COVID-19 pandemic. Moreover, although some of the regions in which we operate are gradually beginning to re-open and are permitting businesses to resume normal operations, the COVID-19 public health effort may be intensified once again particularly if there is a resurgence of the illness in the future.

Our business could also continue to be negatively impacted over the medium-to-longer term if the lasting disruptions related to the COVID-19 pandemic decrease consumer confidence generally or more particularly with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access our senior secured revolving credit facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for impairments, land option write-offs or restructuring. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do. The impacts from COVID-19 may also further delay our ability to reverse all or any portion of our valuation allowance for deferred taxes. The inherent uncertainties surrounding the COVID-19 pandemic, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also make it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives.

Should the adverse impacts described above (or others that are currently unknown) occur or intensify, whether individually or collectively, we would expect to experience, among other things, decreases in our net contracts, homes delivered, average selling prices, revenues and profitability, some of which we experienced in March and April, and such impacts could be material to our consolidated financial statements in future periods.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. The program has no expiration date. No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2020. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to our common stockholders.

Item 6.	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

3(b)	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on December 3, 2018).

4(a)	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

4(c)

Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005).

4(d)

Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008).

4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed on August 14, 2008).

4(f)

Amendment No. 1 to Rights Agreement, dated as of January 11, 2018, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on January 11, 2018).

4(g)

Fourth Supplemental Indenture, dated as of March 25, 2020, relating to the additional 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of the additional 11.25% Senior Secured 1.5 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 26, 2020).

10(a)*	2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 25, 2020).

10(b)*	Retirement Agreement, dated as of May 18, 2020, between Hovnanian Enterprises, Inc. and Lucian T. Smith III.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2020 and October 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the six months ended April 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements.

* Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 5, 2020
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 5, 2020
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President/Chief Accounting Officer/Treasurer