Form 10-Q
period 2020-07-31
HOVNANIAN ENTERPRISES INC
filed 2020-09-04
CIK 357294

Tables of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

732-747-7800 (Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	HOV	New York Stock Exchange
Preferred Stock Purchase Rights(1)	N/A	New York Stock Exchange
Depositary Shares each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	HOVNP	Nasdaq Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,517,612 shares of Class A Common Stock and 624,485 shares of Class B Common Stock were outstanding as of September 1, 2020.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$198,098	$130,976
Restricted cash and cash equivalents	13,433	20,905
Inventories:
Sold and unsold homes and lots under development	928,840	993,647
Land and land options held for future development or sale	89,903	108,565
Consolidated inventory not owned	194,760	190,273
Total inventories	1,213,503	1,292,485
Investments in and advances to unconsolidated joint ventures	125,680	127,038
Receivables, deposits and notes, net	37,328	44,914
Property, plant and equipment, net	18,869	20,127
Prepaid expenses and other assets	63,499	45,704
Total homebuilding	1,670,410	1,682,149

Financial services	135,334	199,275
Total assets	$1,805,744	$1,881,424

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	179,767	203,585
Accounts payable and other liabilities	320,420	320,193
Customers’ deposits	40,992	35,872
Liabilities from inventory not owned, net of debt issuance costs	144,922	141,033
Senior notes and credit facilities (net of discount, premium and debt issuance costs)	1,432,075	1,479,990
Accrued interest	50,328	19,081
Total homebuilding	2,168,504	2,199,754

Financial services	114,202	169,145
Income taxes payable	2,557	2,301
Total liabilities	2,285,263	2,371,200

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2020 and October 31, 2019	135,299	135,299
Common stock, Class A, $0.01 par value – authorized 16,000,000 shares; issued 5,984,678 shares at July 31, 2020 and 5,973,727 shares at October 31, 2019	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) – authorized 2,400,000 shares; issued 652,154 shares at July 31, 2020 and 650,363 shares at October 31, 2019	7	7
Paid in capital – common stock	715,404	715,504
Accumulated deficit	(1,215,679)	(1,225,973)
Treasury stock – at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at July 31, 2020 and October 31, 2019	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(480,269)	(490,463)
Noncontrolling interest in consolidated joint ventures	750	687
Total equity deficit	(479,519)	(489,776)
Total liabilities and equity	$1,805,744	$1,881,424

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Homebuilding:
Sale of homes	$605,933	$467,849	$1,608,513	$1,257,536
Land sales and other revenues	908	1,428	2,360	11,111
Total homebuilding	606,841	469,277	1,610,873	1,268,647
Financial services	21,295	12,764	49,670	34,679
Total revenues	628,136	482,041	1,660,543	1,303,326

Expenses:
Homebuilding:
Cost of sales, excluding interest	499,695	381,939	1,324,077	1,042,343
Cost of sales interest	21,814	19,029	58,539	43,169
Inventory impairment loss and land option write-offs	2,364	1,435	6,202	3,601
Total cost of sales	523,873	402,403	1,388,818	1,089,113
Selling, general and administrative	40,608	43,559	121,887	130,474
Total homebuilding expenses	564,481	445,962	1,510,705	1,219,587

Financial services	10,493	8,927	29,677	26,079
Corporate general and administrative	19,321	14,959	54,340	48,792
Other interest	27,072	22,377	78,944	67,313
Other operations	266	622	674	1,193
Total expenses	621,633	492,847	1,674,340	1,362,964
Gain on extinguishment of debt	4,055	-	13,337	-
Income from unconsolidated joint ventures	5,658	3,742	13,419	20,556
Income (loss) before income taxes	16,216	(7,064)	12,959	(39,082)
State and federal income tax provision:
State	853	537	2,665	1,228
Federal	-	-	-	-
Total income taxes	853	537	2,665	1,228
Net income (loss)	$15,363	$(7,601)	$10,294	$(40,310)

Per share data:
Basic:
Net income (loss) per common share	$2.27	$(1.27)	$1.52	$(6.76)
Weighted-average number of common shares outstanding	6,201	5,971	6,178	5,964

Assuming dilution:
Net income (loss) per common share	$2.16	$(1.27)	$1.44	$(6.76)
Weighted-average number of common shares outstanding	6,518	5,971	6,502	5,964

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

NINE MONTH PERIOD ENDED July 31, 2020

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)

Stock options, amortization and issuances							162				162

Restricted stock amortization, issuances and forfeitures	3,000		1,796				(330)				(330)

Conversion of Class B to Class A common stock	4		(4)								-

Changes in noncontrolling interest in consolidated joint ventures										13	13

Net (loss)								(9,148)			(9,148)

Balance January 31, 2020	5,506,301	$60	624,486	$7	5,600	$135,299	$715,336	$(1,235,121)	$(115,360)	$700	$(499,079)

Stock options, amortization and issuances							96				96

Restricted stock amortization, issuances and forfeitures	869						(189)				(189)

Conversion of Class B to Class A common stock	1		(1)								-

Changes in noncontrolling interest in consolidated joint ventures										20	20

Net income								4,079			4,079

Balance April 30, 2020	5,507,171	$60	624,485	$7	5,600	$135,299	$715,243	$(1,231,042)	$(115,360)	$720	$(495,073)

Stock options, amortization and issuances							79				79

Restricted stock amortization, issuances and forfeitures	7,077						82				82

Conversion of Class B to Class A common stock											-

Changes in noncontrolling interest in consolidated joint ventures										30	30

Net income								15,363			15,363

Balance, July 31, 2020	5,514,248	$60	624,485	$7	5,600	$135,299	$715,404	$(1,215,679)	$(115,360)	$750	$(479,519)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY DEFICIT

NINE MONTH PERIOD ENDED July 31, 2019

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares					Non
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)

Stock options, amortization and issuances							107				107

Restricted stock amortization, issuances and forfeitures	2,830		922				485				485

Conversion of Class B to Class A common stock	20		(20)								-

Net (loss)								(17,452)			(17,452)

Balance January 31, 2019	5,316,278	$58	622,906	$6	5,600	$135,299	$710,941	$(1,201,308)	$(115,360)	$-	$(470,364)

Stock options, amortization and issuances							108				108

Restricted stock amortization, issuances and forfeitures							468				468

Conversion of Class B to Class A common stock	118		(118)								-

Changes in noncontrolling interest in consolidated joint ventures										566	566

Net (loss)								(15,257)			(15,257)

Balance April 30, 2019	5,316,396	$58	622,788	$6	5,600	$135,299	$711,517	$(1,216,565)	$(115,360)	$566	$(484,479)

Stock options, amortization and issuances							438				438

Restricted stock amortization, issuances and forfeitures	6,024						(1,438)				(1,438)

Conversion of Class B to Class A common stock	8		(8)								-

Changes in noncontrolling interest in consolidated joint ventures										9	9

Net (loss)								(7,601)			(7,601)

Balance, July 31, 2019	5,322,428	$58	622,780	$6	5,600	$135,299	$710,517	$(1,224,166)	$(115,360)	$575	$(493,071)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,294	$(40,310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,897	2,942
Compensation from stock options and awards	38	197
Amortization of bond discounts, premiums and deferred financing costs	1,718	6,003
Gain on sale and retirement of property and assets	(84)	(19)
Income from unconsolidated joint ventures	(13,419)	(20,556)
Distributions of earnings from unconsolidated joint ventures	30,411	16,532
Gain on extinguishment of debt	(13,337)	-
Noncontrolling interest in consolidated joint venture	63	(29)
Inventory impairment and land option write-offs	6,202	3,601
(Increase) decrease in assets:
Origination of mortgage loans	(931,602)	(698,444)
Sale of mortgage loans	998,935	745,285
Receivables, prepaids, deposits and other assets	14,381	(892)
Inventories	72,780	(280,354)
Increase (decrease) in liabilities:
State income tax payable	256	(1,813)
Customers’ deposits	5,120	10,272
Accounts payable, accrued interest and other accrued liabilities	7,181	(473)
Net cash provided by (used in) operating activities	192,834	(258,058)
Cash flows from investing activities:
Proceeds from sale of property and assets	104	23
Purchase of property, equipment and other fixed assets and acquisitions	(2,648)	(3,138)
Investments in and advances to unconsolidated joint ventures	(19,924)	(13,159)
Distributions of capital from unconsolidated joint ventures	4,161	6,766
Net cash used in investing activities	(18,307)	(9,508)
Cash flows from financing activities:
Proceeds from mortgages and notes	210,498	235,645
Payments related to mortgages and notes	(235,498)	(123,148)
Proceeds from model sale leaseback financing programs	18,355	21,276
Payments related to model sale leaseback financing programs	(16,764)	(14,477)
Proceeds from land bank financing programs	57,120	87,734
Payments related to land bank financing programs	(55,173)	(18,740)
Proceeds from partner contribution to consolidated joint ventures	-	604
Net payments related to mortgage warehouse lines of credit	(55,030)	(46,284)
Borrowings from senior secured revolving credit facility	125,000	-
Payments related to senior secured revolving credit facility	(125,000)	-
Proceeds from senior secured notes, net of discount	-	21,348
Payments related to senior secured notes, net of discount	(21,240)	-
Deferred financing costs from land bank financing program and note issuances	(12,801)	(4,586)
Net cash (used in) provided by financing activities	(110,533)	159,372
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	63,994	(108,194)
Cash, cash equivalents, and restricted cash and cash equivalents balance, beginning of period	182,266	232,992
Cash, cash equivalents, and restricted cash and cash equivalents balance, end of period	$246,260	$124,798

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - Unaudited)

(Continued)

	Nine Months Ended
	July 31,
	2020	2019
Supplemental disclosures of cash flows:
Cash paid for interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$49,395	$82,294
Cash paid for income taxes	$2,478	$3,042

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$198,098	$83,634
Homebuilding: Restricted cash and cash equivalents	13,433	16,919
Financial Services: Cash and cash equivalents, included in Financial services assets	7,536	3,847
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	27,193	20,398
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$246,260	$124,798

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

For the three and nine months ended July 31, 2020, the Company’s total stock-based compensation expense was $0.2 million (pre and post-tax) and $38 thousand ($30 thousand net of tax), respectively. These amounts are net of any credits to expense as a result of the cancellation of certain Market Stock Units based on performance conditions which were not met. For the three months ended July 31, 2019, there was stock-based compensation income of $1.0 million (pre and post-tax), as a result of the cancellation of certain Market Stock Units based on performance conditions which were not met. For the nine months ended July 31, 2019, the Company's total stock-based compensation expense was $0.2 million. Included in total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.3 million for the three and nine months ended July 31, 2020, respectively, and $0.4 million and $0.7 million for the three and nine months ended July 31, 2019, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019
Interest capitalized at beginning of period	$67,744	$79,277	$71,264	$68,117
Plus interest incurred(1)	45,140	42,104	134,797	122,340
Less cost of sales interest expensed	21,814	19,029	58,539	43,169
Less other interest expensed(2)(3)	27,072	22,377	78,944	67,313
Less interest contributed to unconsolidated joint venture(4)	-	1,978	4,580	1,978
Interest capitalized at end of period(5)	$63,998	$77,997	$63,998	$77,997

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $15.9 million and $13.7 million for the three months ended July 31, 2020 and 2019, respectively, and $44.6 million and $46.4 million for the nine months ended July 31, 2020 and 2019, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed. This component of other interest was $11.2 million and $8.7 million for the three months ended July 31, 2020 and 2019, respectively, and $34.3 million and $21.0 million for the nine months ended July 31, 2020 and 2019, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019
Other interest expensed	$27,072	$22,377	$78,944	$67,313
Interest paid by our mortgage and finance subsidiaries	419	673	1,698	1,876
(Increase) decrease in accrued interest	(13,876)	15,404	(31,247)	13,105
Cash paid for interest, net of capitalized interest	$13,615	$38,454	$49,395	$82,294

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first three quarters of fiscal 2020, we did not record any impairment losses. For the nine months ended July 31, 2019, our discount rate used for the impairments recorded ranged from 18.0% to 18.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the nine months ended July 31, 2020 and 2019, we evaluated inventories of all 354 and 398 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the nine months ended July 31, 2020 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $0.6 million. As a result of our undiscounted future cash flow analyses, the community did not require a discounted cash flow analysis to be performed, and therefore, no impairment loss was recorded for the nine months ended July 31, 2020. We performed undiscounted future cash flow analyses during the nine months ended July 31, 2019 for seven of the 398 communities (i.e., those which had a projected operating loss or other impairment indicators) with an aggregate carrying value of $52.8 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analysis and recorded aggregate impairment losses of $0.1 million in one community (which had an aggregate pre-impairment value of $1.2 million) for the three months ended July 31, 2019, and $1.1 million in four communities (which had an aggregate pre-impairment value of $11.4 million) for the nine months ended July 31, 2019, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. The pre-impairment value represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments. The one community for which we performed undiscounted future cash flow analyses during the nine months ended July 31, 2020, with an aggregate carrying value of $0.6 million, did not have undiscounted future cash flows that exceeded the carrying amount by less than 20%. Of those communities for which we performed undiscounted future cash flow analyses during the nine months ended July 31, 2019, three communities, with an aggregate carrying value of $41.3 million, had undiscounted future cash flows that exceeded the carrying amount by less than 20%.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $2.4 million and $1.3 million for the three months ended July 31, 2020 and 2019, respectively, and $6.2 million and $2.5 million for the nine months ended July 31, 2020 and 2019, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended July 31, 2020 and 2019 were 1,131 and 1,852, respectively, and 3,495 and 4,022 during the nine months ended July 31, 2020 and 2019, respectively. The walk-aways were located in all segments in the first three quarters of fiscal 2020 and 2019.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community and also re-activated a portion of one previously mothballed community. As of   July 31, 2020 and October 31, 2019, the net book value associated with our 12 and 13 total mothballed communities was $13.1 million and $13.8 million, respectively, which was net of impairment charges recorded in prior periods of $120.4 million and $138.1 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2020 and October 31, 2019, inventory of $54.9 million and $54.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $53.0 million and $51.2 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2020 and October 31, 2019, inventory of $139.9 million and $136.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $91.9 million and $89.8 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of July 31, 2020 and October 31, 2019, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2020, we had total cash and letters of credit deposits amounting to $79.7 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and nine months ended July 31, 2020 and 2019, we received $0.8 million and $1.2 million, respectively, and $3.3 million and $3.4 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in each of fiscal 2020 and 2019, our deductible under our general liability insurance is a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in each of fiscal 2020 and 2019 is $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $20 million for each of fiscal 2020 and 2019. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019

Balance, beginning of period	$87,139	$92,849	$89,371	$95,064
Additions – Selling, general and administrative	2,130	2,332	6,121	6,449
Additions – Cost of sales	3,250	1,481	7,173	4,817
Charges incurred during the period	(1,821)	(3,657)	(13,037)	(13,768)
Changes to pre-existing reserves	(302)	900	768	1,343
Balance, end of period	$90,396	$93,905	$90,396	$93,905

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during the third quarter of fiscal 2020 represented a payment for construction defect reserves related to the settlement of a litigation matter.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for the nine months ended July 31, 2020 and $0.1 million for the nine months ended July 31, 2019 for prior year deliveries.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. A proposal was made in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. A February 2018 rule purported to delay the effective date of the June 2015 rule until February 2020, but was enjoined nationwide in August 2018 by a federal district court in South Carolina and later by a federal district court in the State of Washington in response to lawsuits (the net result of which, according to the EPA, was that the June 2015 rule applied in 22 states, the District of Columbia, and the United States territories, and that the pre- June 2015 regime applied in the rest). The EPA and U.S. Army Corps of Engineers have since promulgated a new rule, which became effective in December 2019, repealing the June 2015 rule and reinstating for the time being the previous rule scheme nationwide; it is now the subject of several lawsuits contending it is invalid, including one by a coalition of 14 states and several local governments. And in April 2020, the EPA and the U.S. Army Corps of Engineers formally published the Navigable Waters Protection Rule, which they characterize as more appropriate for determining the scope of waters subject to federal permitting; it formally took effect in June in all states except Colorado, where a federal district court issued a preliminary injunction against application of the rule in that state. This rule is intended to replace the pre- June 2015 regime; it is being challenged by 17 states in one lawsuit and by a number of environmental advocacy groups in at least three other lawsuits, as well as by at least one group contending that the new rule still exercises permitting authority over too many waters. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

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

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. On August 17, 2018, the Hovnanian-affiliated defendants filed a motion for summary judgment seeking dismissal of all of the Great Notch Plaintiff’s remaining claims against them, which was withdrawn without prejudice to re-file with supplemental evidence. The trial is currently scheduled for January 12, 2021. An initial court-ordered mediation session took place on November 19, 2019. Additional mediation sessions have been scheduled for September and October of 2020. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2020 and October 31, 2019, $13.2 million and $143.1 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $13.4 million and $20.9 million as of July 31, 2020 and October 31, 2019, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $27.2 million and $24.8 million as of July 31, 2020 and October 31, 2019, respectively. Included in these balances were (1) financial services customers’ deposits of $24.0 million at July 31, 2020 and $22.8 million as of  October 31, 2019, which are subject to restrictions on our use, and (2) $3.2 million at July 31, 2020 and $2.0 million as of October 31, 2019 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our lease population at July 31, 2020 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended	Nine Months Ended
(In thousands)	July 31, 2020	July 31, 2020
Operating lease cost	$2,621	$7,837
Cash payments on lease liabilities	$2,266	$6,890

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The Company recorded a net increase to both its ROU assets and lease liabilities of $1.0 million as a result of lease renewals that commenced during the three and nine months ended July 31, 2020. The following table contains additional information about our leases:

(In thousands)	At July 31, 2020
ROU assets	$21,200
Lease liabilities	$22,188
Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate (incremental borrowing rate)	9.6%

Maturities of our operating lease liabilities as of July 31, 2020 are as follows:

Year ended October 31,	(In thousands)
2020 (excluding the nine months ended July 31, 2020)	$2,204
2021	8,250
2022	7,050
2023	3,756
2024	1,479
Thereafter	2,431
Total payments	25,170
Less: imputed interest	(2,982)
Present value of lease liabilities	$22,188

10.	Mortgage Loans Held for Sale

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

At July 31, 2020 and October 31, 2019, $83.1 million and $143.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of both   July 31, 2020 and 2019, we had reserves specifically for 21 identified mortgage loans as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019

Loan origination reserves, beginning of period	$1,358	$1,269	$1,268	$2,563
Provisions for losses during the period	56	61	140	139
Adjustments to pre-existing provisions for losses from changes in estimates	-	-	6	(22)
Payments/settlements	-	-	-	(1,350)
Loan origination reserves, end of period	$1,414	$1,330	$1,414	$1,330

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $179.8 million and $203.6 million (net of debt issuance costs) at July 31, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $396.3 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 7.0% and 8.3% at July 31, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 11, 2020. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.15% at July 31, 2020, plus the applicable margin of 2.5% or 2.625% based upon type of loan. As of July 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $15.1 million and $47.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 12, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $32.1 million and $47.6 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on July 24, 2020 and is a short-term borrowing facility through its maturity on June 18, 2021. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company’s fiscal quarters, and reverts back to up to $50.0 million after 30 days. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of July 31, 2020 and October 31, 2019, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $38.0 million and $45.5 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2020, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2020 and October 31, 2019, were as follows:

	July 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,133,990	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$-	$-
Net discounts and premiums	$19,476	$(49,145)
Net debt issuance costs	$(23,150)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,432,075	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At July 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) and senior notes outstanding at July 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.2 million (including additional costs of $0.1 million incurred in the third quarter of fiscal 2020), which is included in “Gain on extinguishment of debt” on the Condensed Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the nine months ended July 31, 2020 was $1.42, excluding the impact of taxes, as our deferred tax assets are fully reserved by a valuation allowance.

In connection with the 1.75 Lien Exchange Offer, K. Hovnanian obtained consents from a majority of the holders of the 10.5% 2024 Notes to amendments to the indenture under which such 10.5% 2024 Notes were issued and entered into the Tenth Supplemental Indenture dated as of December 6, 2019 among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (the “10.5% 2024 Notes Supplemental Indenture”) to provide for such amendments, which became operative on December 10, 2019. The amendments eliminate most of the restrictive covenants, certain of the affirmative covenants and certain events of default, including eliminating the obligations of subsidiaries that are formed after December 10, 2019 to become guarantors of the 10.5% 2024 Notes and to provide collateral in respect of their assets. As a result, the 10.5% 2024 Notes do not have the same guarantors or collateral as K. Hovnanian’s other secured debt obligations.

The 1.75 Lien Notes were issued under an Indenture, dated as of December 10, 2019, among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 1.75 Lien Notes are guaranteed by HEI and the Notes Guarantors and are secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions. Interest on the 1.75 Lien Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2020, to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. The 1.75 Lien Notes have a maturity of November 15, 2025.

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

The Secured Term Loans and the guarantees thereof are secured on a pari passu basis with the 1.75 Lien Notes by the same assets that secure the 1.75 Lien Notes, subject to permitted liens and certain exceptions. The Secured Term Loans bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028.  The Secured Term Loans bear interest at a rate equal to 10.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Secured Term Loans may be voluntarily prepaid in whole or in part at K. Hovnanian’s option at any time prior to November 15, 2021 at a prepayment price equal to 100.0% of their principal amount plus any applicable “Make-Whole Amount”. At any time and from time to time on or after November 15, 2021 and prior to November 15, 2022, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 105.00% of their principal amount, at any time and from time to time after November 15, 2022 and prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

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

During the three months ended July 31, 2020, the Company repurchased in open market transactions $25.5 million aggregate principal amount of the 10.0% 2022 Notes. The aggregate purchase price for these repurchases was $21.4 million, which included accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $4.1 million for the three months ended July 31, 2020, net of the write-off of unamortized financing costs and fees. The gains from the repurchases are included in the Condensed Consolidated Statement of Operations as "Gain of extinguishment of debt".

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

Each series of secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt, the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loan. The liens securing the 1.125 Lien Notes are senior to the liens securing the 1.25 Lien Notes, 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.125 Lien Notes, the liens securing the 1.25 Lien Notes are senior to the liens securing the 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.25 Lien Notes, the liens securing the 1.5 Lien Notes are senior to the liens securing the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.5 Lien Notes, the liens securing the 1.75 Lien Notes and the Secured Term Loans (which are secured on a pari passu basis with each other) are senior to the liens securing the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.75 Lien Notes and the Secured Term Loans, in each case, with respect to the assets securing such debt.

As of July 31, 2020, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) included (1) $197.3 million of cash and cash equivalents, which included $11.2 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $435.9 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $196.7 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $11.0 million and $19.2 million letters of credit outstanding at July 31, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $11.2 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands, except per share data)	2020	2019	2020	2019

Numerator:
Net earnings (loss) attributable to Hovnanian	$15,363	$(7,601)	$10,294	$(40,310)
Less: undistributed earnings allocated to nonvested shares	(1,294)	-	(902)	-
Numerator for basic earnings (loss) per share	14,069	(7,601)	9,392	(40,310)
Plus: undistributed earnings allocated to nonvested shares	1,294	-	902	-
Less: undistributed earnings reallocated to nonvested shares	(1,294)	-	(902)	-
Numerator for diluted earnings (loss) per share	14,069	(7,601)	9,392	(40,310)
Denominator:
Denominator for basic earnings per share	6,201	5,971	6,178	5,964
Effect of dilutive securities:
Share based payments	317	-	324	-
Denominator for diluted earnings per share – weighted average shares outstanding	6,518	5,971	6,502	5,964
Basic earnings (loss) per share	$2.27	$(1.27)	$1.52	$(6.76)
Diluted earnings (loss) per share	$2.16	$(1.27)	$1.44	$(6.76)

There were 0.2 and 0.3 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the three and nine months ended July 31, 2019, respectively, which were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million for each of the three and nine months ended July 31, 2020 and the three and nine months ended July 31, 2019 because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and nine months ended July 31, 2020 and 2019, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and nine months ended July 31, 2020. As of July 31, 2020, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax expense for the three and nine months ended July 31, 2020 was $0.9 million and $2.7 million, respectively, and $0.5 million and $1.2 million, respectively, for the same periods of the prior year. For both the three and nine months ended July 31, 2020 and the three and nine months ended July 31, 2019, the total income tax expense was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. In addition, the expense for the nine months ended July 31, 2020 was related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

Our federal net operating losses of $1.5 billion expire between 2028 and 2037, and $32.2 million have an indefinite carryforward period. Of our $2.5 billion of state NOLs, $211.4 million expire between 2020 through 2024; $1.2 billion expire between 2025 through 2029; $760.1 million expire between 2030 through 2034; $277.5 million expire between 2035 through 2039; and $74.9 million have an indefinite carryforward period.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the nine months ended July 31, 2020. The Company plans to defer the timing of estimated payments and payroll taxes as permitted by federal and state legislation, including under the CARES Act. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

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

As of July 31, 2020, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $592.9 million as of July 31, 2020, which fully reserves for our DTAs, is appropriate.

1.

As of July 31, 2020, on a tax basis, the Company had pre-tax income when adjusted for permanent differences on a three-year cumulative basis. However, on a U.S. GAAP basis, the Company was still in a three-year cumulative pre-tax loss position as of July 31, 2020. Therefore, it is too early to conclude whether we will continue to not be in a three-year cumulative loss position going forward on a tax accounting basis. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

In the third quarter of fiscal 2017, second and third quarters of fiscal 2018, fourth quarter of fiscal 2019, and first and second quarters of fiscal 2020, we completed debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

Our net contracts per average active selling community increased in the third quarter of fiscal 2020 compared to the third quarter of 2019, which is the fifth consecutive quarter of year-over-year increases. (Positive Objective Evidence)

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019

Revenues:
Northeast	$41,370	$20,696	$133,444	$53,696
Mid-Atlantic	111,402	86,948	288,899	221,225
Midwest	63,003	47,858	166,120	135,716
Southeast	65,790	50,233	158,933	143,606
Southwest	214,918	152,831	549,471	414,880
West	110,323	110,274	313,547	298,058
Total homebuilding	606,806	468,840	1,610,414	1,267,181
Financial services	21,295	12,764	49,670	34,679
Corporate and unallocated	35	437	459	1,466
Total revenues	$628,136	$482,041	$1,660,543	$1,303,326

Income (loss) before income taxes:
Northeast	$5,240	$283	$17,703	$6,287
Mid-Atlantic	11,024	5,111	20,548	5,497
Midwest	765	191	(3,063)	(1,252)
Southeast	(253)	(2,198)	(4,514)	(9,259)
Southwest	20,072	8,598	41,744	15,270
West	226	6,584	4,560	28,599
Total homebuilding	37,074	18,569	76,978	45,142
Financial services	10,802	3,837	19,993	8,600
Corporate and unallocated (1)	(31,660)	(29,470)	(84,012)	(92,824)
Income (loss) before income taxes	$16,216	$(7,064)	$12,959	$(39,082)

(1)  Corporate and unallocated for the three months ended July 31, 2020 included corporate general and administrative costs of $19.3 million, interest expense of $15.9 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(4.1) million of gain on extinguishment of debt and $0.6 million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2020 included corporate general and administrative costs of $54.3 million, interest expense of $44.6 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(13.3) million of gain on extinguishment of debt and $(1.6) million of other income and expenses. Corporate and unallocated for the three months ended  July 31, 2019 included corporate general and administrative costs of $15.0 million, interest expense of $14.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(0.3) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2019 included corporate general and administrative costs of $48.8 million, interest expense of $45.4 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(1.4) million of other income and expenses.

	July 31,	October 31,
(In thousands)	2020	2019

Assets:
Northeast	$109,806	$163,342
Mid-Atlantic	261,682	264,894
Midwest	111,978	117,242
Southeast	275,405	281,654
Southwest	349,983	357,052
West	302,415	311,919
Total homebuilding	1,411,269	1,496,103
Financial services	135,334	199,275
Corporate and unallocated	259,141	186,046
Total assets	$1,805,744	$1,881,424

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

(Dollars in thousands)	July 31, 2020
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$103,972	$1,940	$105,912
Inventories	399,863	-	399,863
Other assets	25,728	461	26,189
Total assets	$529,563	$2,401	$531,964

Liabilities and equity:
Accounts payable and accrued liabilities	$156,753	$2,199	$158,952
Notes payable	91,692	-	91,692
Total liabilities	248,445	2,199	250,644
Equity of:
Hovnanian Enterprises, Inc.	122,501	660	123,161
Others	158,617	(458)	158,159
Total equity	281,118	202	281,320
Total liabilities and equity	$529,563	$2,401	$531,964
Debt to capitalization ratio	25%	0%	25%

(Dollars in thousands)	October 31, 2019
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$108,520	$2,203	$110,723
Inventories	397,804	6,038	403,842
Other assets	24,896	233	25,129
Total assets	$531,220	$8,474	$539,694

Liabilities and equity:
Accounts payable and accrued liabilities	$71,297	$592	$71,889
Notes payable	186,882	-	186,882
Total liabilities	258,179	592	258,771
Equity of:
Hovnanian Enterprises, Inc.	120,891	4,747	125,638
Others	152,150	3,135	155,285
Total equity	273,041	7,882	280,923
Total liabilities and equity	$531,220	$8,474	$539,694
Debt to capitalization ratio	41%	0%	40%

As of July 31, 2020 and October 31, 2019, we had advances outstanding of $2.5 million and $1.4 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $125.7 million and $127.0 million at July 31, 2020 and October 31, 2019, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the nine months ended July 31, 2019, we recorded a $0.9 million write-down in our investment in one of our consolidated joint ventures in the West. During the nine months ended July 31, 2020 we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended July 31, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$132,511	$3,688	$136,199
Cost of sales and expenses	(127,653)	(2,719)	(130,372)
Joint venture net income	$4,858	$969	$5,827
Our share of net income (loss)	$6,337	$(238)	$6,099

	Three Months Ended July 31, 2019
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$121,156	$1,383	$122,539
Cost of sales and expenses	(112,749)	(846)	(113,595)
Joint venture net income	$8,407	$537	$8,944
Our share of net income	$3,578	$268	$3,846

	Nine Months Ended July 31, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$332,287	$11,240	$343,527
Cost of sales and expenses	(323,657)	(11,120)	(334,777)
Joint venture net income	$8,630	$120	$8,750
Our share of net income (loss)	$13,952	$(663)	$13,289

	Nine Months Ended July 31, 2019
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$342,669	$4,979	$347,648
Cost of sales and expenses	(320,080)	(3,963)	(324,043)
Joint venture net income	$22,589	$1,016	$23,605
Our share of net income	$20,202	$508	$20,710

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss from these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain unconsolidated joint ventures and the deferral of income for lots purchased by us from certain unconsolidated joint ventures. For the three and nine months ended July 31, 2020, the difference is also attributed to two unconsolidated joint ventures which we had previously written off our investment in that are still active and are operating at a loss. For the nine months ended July 31, 2019, the difference is also attributed to a return of capital from an unconsolidated joint venture in which we had previously written off our investment. To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $4.7 million and $4.1 million for the three months ended July 31, 2020 and 2019, respectively, and $12.5 million and $11.9 million for the nine months ended July 31, 2020 and 2019, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging; therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 25% as of July 31, 2020. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	July 31,	October 31,
(In thousands)	Hierarchy	2020	2019

Mortgage loans held for sale (1)	Level 2	$98,706	$166,007
Forward contracts	Level 2	(367)	(64)
Total		$98,339	$165,943
Interest rate lock commitments	Level 3	$313	$42
Total		$98,652	$165,985

(1)  The aggregate unpaid principal balance was $95.1 million and $161.1 million at July 31, 2020 and October 31, 2019, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $740.8 million at July 31, 2020. Loans in process for which interest rates were committed to the borrowers totaled $77.6 million as of July 31, 2020. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2020, the segment had open commitments amounting to $29.5 million to sell MBS with varying settlement dates through September 21, 2020.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended July 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$1,485	$(29)	$87

Three Months Ended July 31, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$(477)	$25	$(57)

Nine Months Ended July 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$3,638	$313	$(367)

Nine Months Ended July 31, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,465	$42	$(36)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2019. The Company did not have any assets measured at fair value on a nonrecurring basis during the three and nine months ended July 31, 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.1 million and $1.1 million for the three and nine months ended July 31, 2019, respectively. We did not record any inventory impairments for both the three and nine months ended July 31, 2020. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customer’s deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments.

Fair Value as of July 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$91,752	$-	$91,752
10.5% Senior Secured Notes due July 15, 2024	-	35,016	-	35,016
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	78,874	78,874
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	342,640	342,640
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	258,669	258,669
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,274	162,274
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	45,069	-	45,069
5.0% Senior Notes due February 1, 2040	-	10,364	-	10,364
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	10,228	10,228
Secured Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	34,808	34,808
Total fair value	$-	$182,201	$887,493	$1,069,694

Fair Value as of October 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$189,430	$-	$189,430
10.5% Senior Secured Notes due July 15, 2024	-	166,999	-	166,999
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	80,254	80,254
5.0% Senior Notes due February 1, 2040	-	-	31,993	31,993
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	106,499	106,499
Total fair value	$-	$356,429	$954,209	$1,310,638

The Senior Secured Revolving Credit Facility is not included in the  July 31, 2020 and  October 31, 2019 tables because there were no borrowings outstanding thereunder as of  July 31, 2020 and  October 31, 2019.

21.	Transactions with Related Parties

During the three months ended July 31, 2020 and 2019, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.2 million and $0.1 million, respectively. During both the nine months ended July 31, 2020 and 2019, the services provided by such engineering firm to the Company totaled $0.6 million. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

●

Active selling communities is a volume indicator which represents the number of communities which are open for sale with ten or more home sites available as of the end of a period. We identify communities based on product type; therefore at times there are multiple communities at one land site. These values are an indicator of potential revenues;

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

Overview

Market Conditions and COVID-19 Impact and Strategy

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability. In general, at the start of our fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales. However, this year, overall economic conditions in the United States have been, and continue to be, impacted negatively by the COVID-19 pandemic, which has resulted in, among other things, quarantines, “stay-at-home” or "shelter-in-place" orders, and similar mandates from national, state and local governments that have substantially restricted daily activities and for many businesses to curtail or cease normal operations. Notwithstanding these developments, all of the state and local governments in the markets in which we operate have deemed housing to be an essential business, which has allowed us to continue with construction and sales of homes. Although most of the states in which we operate have begun to resume normal business operations, the United States continues to struggle with rolling outbreaks of the virus. Accordingly, due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot predict the magnitude of either the near-term or long-term effects that the pandemic will have on our business.

Earlier this year, in response to the pandemic, we actively took steps to navigate through this extraordinary period by placing our highest priority on helping to protect the health and safety of our associates, trade partners and customers. We implemented appropriate health and safety protocols so that our community construction and sales activities, wherever authorized, could continue operations, followed recommended social distancing and other health and safety protocols when meeting in person with a customer and transitioned our non-essential office employees to a work from home environment. We also temporarily closed our sales centers, model homes and design studios to the general public, and our sales teams shifted to an appointment-only home sales process, leveraging virtual sales tools to connect with our customers online. Subsequently, in some of our markets, we have re-opened sales offices where allowed by local governments, while continuing to follow the health and safety protocols discussed above. In the field, we continue to implement construction site health and safety guidelines to ensure both our employees and our trade partners adhere to social distancing requirements.

During the second quarter of fiscal 2020, when we confronted the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. To mitigate the adverse impacts, the Company implemented initiatives to maximize positive cash flow, retain a strong liquidity position and optimize our organization, which included focusing on closing homes in backlog and limiting cash expenditures, reducing or delaying certain land purchases and land development activity and beginning work on unsold homes and electing to draw in full the $125.0 million available under its Secured Credit Agreement (which was repaid in the third quarter of fiscal 2020). Further, in May 2020, the Company announced certain operational optimization measures including streamlining the organizational structure by: (1) transitioning from three homebuilding operational Groups to two; (2) consolidating several business units, resulting in the reduction of three Divisional offices; and (3) gradually phasing out of the Chicago market as it sells through its existing communities. In addition, the Company took measures to reduce overhead expenses through a combination of furloughs, layoffs and other cost reduction measures, the implementation of which will continue through fiscal 2020. We expect these steps to reduce our annualized overhead expense by approximately $20 million beginning in fiscal 2021. The Company incurred costs of $2.9 million for severance and other related expenses in the third quarter of fiscal 2020 as a result of this restructuring.

While the broader economic recovery following the nationwide COVID-19 related shutdown is ongoing and there continues to be uncertainty surrounding the virus and various re-opening strategies, the homebuilding industry generally was only impacted from mid-March through April of 2020. Towards the end of April, economic conditions in our markets started to improve, and this improvement continued throughout our fiscal third quarter, due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the third quarter of fiscal 2020, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics improved significantly, as described below.

Although many of our key metrics have improved since the end of the second quarter of fiscal 2020, the full magnitude and duration of the COVID-19 pandemic is unknown. We may experience material declines in our net contracts, deliveries, revenues, cash flow and/or profitability during the remainder of fiscal 2020 and beyond, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets or other reorganization activities. Any such charges could be material to our consolidated financial statements.

Operating Results

We experienced overall positive operating results for the three and nine months ended July 31, 2020 as follows:

● For the three and nine months ended July 31, 2020, sale of homes revenues increased 29.5% and 27.9%, respectively, as compared to the same periods of the prior year, as a result of a 31.1% and 27.1% increase in deliveries, respectively, primarily due to our increased community count that occurred during fiscal 2019 and our increased sales absorption pace in fiscal 2020.

● Gross margin dollars increased 25.0% and 24.9% for the three and nine months ended July 31, 2020, respectively, as compared to the same periods of the prior year, as a result of our increased revenues. We achieved these results despite gross margin percentage decreasing to 13.6% for the three months ended July 31, 2020 from 14.0% for the three months ended July 31, 2019 and decreasing to 13.7% for the nine months ended July 31, 2020 from 14.0% for the nine months ended July 31, 2019. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 18.4% for the three months ended July 31, 2019 to 17.5% for the three months ended July 31, 2019, and remained flat at 17.7% for the nine months ended July 31, 2020. The decreases were primarily due to increased incentives offered on started unsold homes during the second quarter of fiscal 2020 which were delivered in the third quarter of fiscal 2020, partially offset by increased volume during the periods.

● Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 12.1% and 13.8% for the three and nine months ended July 31, 2019, respectively, to 9.5% and 10.6% for the three and nine months ended July 31, 2020, respectively. Such costs increased $1.4 million and decreased $3.0 million for the three and nine months ended July 31, 2020 , respectively, as compared to the same periods of the prior year.

● Net contracts increased 46.9% and 26.0% for the three and nine months ended July 31, 2020, respectively, compared to the same periods of the prior year.

● Net contracts per average active selling community increased to 17.8 for the three months ended July 31, 2020 compared to 11.0 in the same period of the prior year, and increased to 38.1 for the nine months ended July 31, 2020 compared to 29.4 in the same period of the prior year. This strong absorption pace resulted in our active selling communities at July 31, 2020 decreasing by 15.2% over last year’s third quarter.

● Contract backlog increased from 2,555 homes at July 31, 2019 to 3,056 homes at July 31, 2020, with a dollar value of $1.2 billion, representing a 17.1% increase in dollar value compared to the prior year.

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

Operating, Investing and Financing Activities – Overview

Our total liquidity at July 31, 2020 was $334.3 million, including $198.1 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This is above our target liquidity range of $170.0 to $245.0 million. The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2020 to finance our working capital requirements.

We spent $394.9 million on land and land development during the first three quarters of fiscal 2020. After considering this land and land development and all other operating activities, including revenue received from deliveries, we had $192.8 million in cash provided from operations. During the first three quarters of fiscal 2020, cash used in investing activities was $18.3 million, primarily due to an investment in a new unconsolidated joint venture, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $110.5 million during the first three quarters of fiscal 2020, which was primarily due to net payments of $55.0 million made on our mortgage warehouse lines of credit, along with net payments for nonrecourse mortgage financings and also debt repurchases during the period. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2020 and 2019 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, debt repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of July 31, 2020 and October 31, 2019, were as follows:

	July 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,133,990	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	-	$-
Net discounts and premiums	$19,476	$(49,145)
Net debt issuance costs	$(23,150)	$(19,970)
Total Senior Notes and Credit Facilities, net of discount, premium and debt issuance costs	$1,432,075	$1,479,990

(1) $26.0 million of 8.0% Senior Notes are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At July 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (except that certain of the Notes Guarantors do not guarantee the 10.5% Senior Secured Notes due 2024 as discussed in Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q) and senior notes outstanding at July 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $11.0 million and $19.2 million letters of credit outstanding at July 31, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $11.2 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $179.8 million and $203.6 million (net of debt issuance costs) at July 31, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $396.3 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 7.0% and 8.3% at July 31, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2020 and October 31, 2019, we had an aggregate of $85.2 million and $140.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $83.5 million during the nine months ended July 31, 2020 from October 31, 2019. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $23.9 million, in the Mid-Atlantic by $11.2 million, in the Midwest by $0.5 million, in the Southeast by $18.4 million, in the Southwest by $7.4 million and in the West by $22.1 million. The net decrease was primarily attributable to home deliveries during the period, partially offset by new land purchases and land development. During the nine months ended July 31, 2020, we wrote-off costs in the amount of $6.2 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at July 31, 2020 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $4.5 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2019 to July 31, 2020 was primarily due to an increase in land banking transactions, along with a slight increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2020, inventory of $139.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $91.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2020, inventory of $54.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $53.0 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2020, we had mothballed land in 12 communities. The book value associated with these communities at July 31, 2020 was $13.1 million, which was net of impairment charges recorded in prior periods of $120.4 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community and also re-activated a portion of one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, are reported at the lower of carrying amount or fair value less costs to sell. At both July 31, 2020 and October 31, 2019, there were no inventories held for sale. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at July 31, 2020 compared to October 31, 2019 is attributable to delivering homes and terminating certain option agreements, as well as contributing eight previously owned communities, including four active communities, to a new unconsolidated joint venture in the first quarter of fiscal 2020, partially offset by signing new land option agreements and acquiring new land parcels.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
July 31, 2020:

Northeast	3	442	2,862	3,304
Mid-Atlantic	14	2,038	3,347	5,385
Midwest	10	1,360	794	2,154
Southeast	10	1,773	1,197	2,970
Southwest	54	4,309	3,320	7,629
West	26	2,185	2,400	4,585

Consolidated total	117	12,107	13,920	26,027

Unconsolidated joint ventures (2)	20	4,888	-	4,888

Owned		6,368	3,762	10,130
Optioned		5,460	10,158	15,618

Controlled lots		11,828	13,920	25,748

Construction to permanent financing lots		279	-	279

Consolidated total		12,107	13,920	26,027

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in unsold homes from October 31, 2019 to July 31, 2020 was primarily due to our decision to delay starting unsold homes given the uncertainty caused by the COVID-19 pandemic during the second quarter of fiscal 2020, along with the increased sales pace during the third quarter of fiscal 2020.

	July 31, 2020			October 31, 2019

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	5	7	12	58	12	70
Mid-Atlantic	24	9	33	63	12	75
Midwest	15	9	24	31	10	41
Southeast	40	17	57	78	15	93
Southwest	160	17	177	320	12	332
West	44	18	62	213	19	232

Total	288	77	365	763	80	843

Started or completed unsold homes and models per active selling communities (1)	2.5	0.6	3.1	5.4	0.6	6.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 117 and 141 at July 31, 2020 and October 31, 2019, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding Restricted cash and cash equivalents decreased $7.5 million from October 31, 2019 to $13.4 million at July 31, 2020. The decrease was due to a reduction in cash collateralization of our stand-alone letters of credit during the period.

Investments in and advances to unconsolidated joint ventures decreased $1.4 million to $125.7 million at July 31, 2020 compared to October 31, 2019. The decrease was primarily due to unconsolidated joint venture partner distributions during the period, partially offset by a new unconsolidated joint venture entered into in the first quarter of fiscal 2020. As of July 31, 2020 and October 31, 2019, we had investments in 11 and ten unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $7.6 million from October 31, 2019 to $37.3 million at July 31, 2020. The decrease was primarily due to the timing of home closings, along with the receipt of a receivable during the period related to the funding of the satisfaction and discharge of certain of our senior secured notes in the fourth quarter of fiscal 2019.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2020	2019	Change

Prepaid insurance	$3,043	$2,061	$982
Prepaid project costs	30,592	32,015	(1,423)
Other prepaids	8,298	10,808	(2,510)
Other assets	366	820	(454)
Lease right of use asset	21,200	-	21,200
Total	$63,499	$45,704	$17,795

Prepaid insurance increased during the three months ended July 31, 2020 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. Other prepaids decreased primarily due to the amortization of deferred financing costs and costs for certain software and related services during the period. Lease right of use asset represents the net present value of our operating leases which, in connection with the Company’s adoption of ASU 2016-02 on November 1, 2019, are now required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $96.0 million and $163.0 million at July 31, 2020 and October 31, 2019, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2019 was related to a decrease in the volume of loans originated during the third quarter of 2020 compared to the fourth quarter of 2019, primarily due to the decrease in deliveries, partially offset by an increase in the average loan value.

Nonrecourse mortgages secured by inventory decreased to $179.8 million at July 31, 2020 from $203.6 million at October 31, 2019. The decrease was primarily due to the payment of existing mortgages, partially offset by additional loan borrowings on existing mortgages, along with new mortgages for communities in most of our segments obtained during the nine months ended July 31, 2020.

Accounts payable and other liabilities are as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2020	2019	Change

Accounts payable	$131,654	$141,667	$(10,013)
Reserves	94,260	92,083	2,177
Lease liability	22,188	-	22,188
Accrued expenses	9,403	19,208	(9,805)
Accrued compensation	45,630	53,157	(7,527)
Other liabilities	17,285	14,078	3,207
Total	$320,420	$320,193	$227

The decrease in accounts payable was primarily due to the lower volume of deliveries in the third quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019. Reserves increased due to new accruals, partially offset by claim payments during the period. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets as a result of the Company’s adoption of ASU 2016-02 on November 1, 2019. Accrued expenses decreased primarily due to the timing of property tax payments, along with the timing of certain accruals for legal fees associated with debt financing transactions during fiscal 2019. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2019 bonuses during the first quarter of fiscal 2020, partially offset by the accrual of fiscal 2020 bonuses during the nine months ended July 31, 2020. Other liabilities increased primarily due to deferred payroll tax withholdings, partially offset by the transfer of a municipal loan from a previously consolidated community to a new unconsolidated joint venture formed in the first quarter of fiscal 2020

Customers deposits increased $5.1 million to $41.0 million at July 31, 2020. The increase was directly correlated to the increase in backlog during the period.

Financial Services (liabilities) decreased $54.9 million from $169.1 million at October 31, 2019, to $114.2 million at July 31, 2020. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the decrease in the volume of mortgage loans held for sale during the period.

Accrued interest increased $31.2 million to $50.3 million at July 31, 2020. The increase was primarily due to the timing of new accruals partially offset by payments during the period, along with slightly higher interest rates on our new senior secured notes resulting from our financing transactions in fiscal 2020.

RESULTS OF OPERATIONS FOR THE three and nine months ended July 31, 2020 COMPARED TO THE three and nine months ended July 31, 2019

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2020	2019	Change	Change
Homebuilding:
Sale of homes	$605,933	$467,849	$138,084	29.5%
Land sales and other revenues	908	1,428	(520)	(36.4)%
Financial services	21,295	12,764	8,531	66.8%

Total revenues	$628,136	$482,041	$146,095	30.3%

	Nine Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2020	2019	Change	Change
Homebuilding:
Sale of homes	$1,608,513	$1,257,536	$350,977	27.9%
Land sales and other revenues	2,360	11,111	(8,751)	(78.8)%
Financial services	49,670	34,679	14,991	43.2%

Total revenues	$1,660,543	$1,303,326	$357,217	27.4%

Homebuilding

For the three and nine months ended July 31, 2020, sale of homes revenues increased $138.1 million, or 29.5% and $351.0 million, or 27.9%, respectively, as compared to the same periods of the prior year. These increases were primarily due to the number of home deliveries increasing 31.1% and 27.1% for the three and nine months ended July 31, 2020, respectively, compared to the three and nine months ended July 31, 2019. The average price per home decreased to $390,169 in the three months ended July 31, 2020 from $394,809 in the three months ended July 31, 2019. The average price per home increased to $390,985 in the nine months ended July 31, 2020 from $388,488 in the nine months ended July 31, 2019. The minor fluctuations in the average price for the three and nine months ended July 31, 2020 were a result of the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change

Northeast:
Dollars	$41,354	$20,694	99.8%	$133,409	$46,239	188.5%
Homes	95	35	171.4%	270	80	237.5%

Mid-Atlantic:
Dollars	$111,160	$86,811	28.0%	$288,426	$220,808	30.6%
Homes	213	159	34.0%	536	412	30.1%

Midwest:
Dollars	$62,901	$47,261	33.1%	$165,836	$135,020	22.8%
Homes	197	158	24.7%	540	448	20.5%

Southeast:
Dollars	$65,595	$50,217	30.6%	$158,592	$143,446	10.6%
Homes	155	121	28.1%	379	352	7.7%

Southwest:
Dollars	$214,608	$152,615	40.6%	$548,796	$414,112	32.5%
Homes	641	449	42.8%	1,649	1,245	32.4%

West:
Dollars	$110,315	$110,251	0.1%	$313,454	$297,911	5.2%
Homes	252	263	(4.2)%	740	700	5.7%

Consolidated total:
Dollars	$605,933	$467,849	29.5%	$1,608,513	$1,257,536	27.9%
Homes	1,553	1,185	31.1%	4,114	3,237	27.1%

Unconsolidated joint ventures (1)
Dollars	$132,014	$120,423	9.6%	$330,559	$340,226	(2.8)%
Homes	228	195	16.9%	565	542	4.2%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall increase in consolidated housing revenues during the three and nine months ended July 31, 2020 as compared to the same periods of the prior year was attributed to an increase in deliveries.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended		Nine Months Ended		Contract Backlog as of
	July 31,		July 31,		July 31,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019

Northeast:
Dollars	$51,586	$37,560	$107,855	$135,090	$61,002	$119,347
Homes	102	65	231	221	113	192

Mid-Atlantic:
Dollars	$152,511	$99,807	$374,865	$299,566	$269,972	$242,958
Homes	307	197	737	547	523	402

Midwest:
Dollars	$79,394	$58,794	$192,171	$164,584	$149,016	$136,713
Homes	263	197	624	559	534	505

Southeast:
Dollars	$79,846	$58,648	$195,512	$163,880	$145,947	$128,571
Homes	172	147	436	397	304	296

Southwest:
Dollars	$260,891	$202,553	$626,817	$510,521	$308,918	$277,263
Homes	814	589	1,924	1,510	938	788

West:
Dollars	$258,067	$131,483	$488,317	$309,117	$299,564	$149,654
Homes	568	320	1,083	761	644	372

Consolidated total:
Dollars	$882,295	$588,845	$1,985,537	$1,582,758	$1,234,419	$1,054,506
Homes	2,226	1,515	5,035	3,995	3,056	2,555

Unconsolidated joint ventures:(2)
Dollars	$135,869	$122,925	$384,910	$339,776	$271,222	$247,578
Homes	374	272	1,078	635	1,030	488

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

In the first three quarters of fiscal 2020, our open for sale community count decreased to 117 from 141 at October 31, 2019, which was the net result of opening 39 new communities, closing 59 communities and contributing four communities to an unconsolidated joint venture since the beginning of fiscal 2020. Our reported level of sales contracts (net of cancellations) was positively impacted by an increase in sales pace per community in the first three quarters of fiscal 2020, as compared to the same period of the prior year. Despite the impact of the COVID-19 pandemic, net contracts per average active selling community for the three months ended July 31, 2020 increased to 17.8 compared to 11.0 for the same period in the prior year. Net contracts per average active selling community for the nine months ended July 31, 2020 increased to 38.1 compared to 29.4 for the same period in the prior year. The increase in net contracts per average active selling community in fiscal 2020 was the primary reason for the decrease in open for sale community count.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	19%	24%	18%	19%	20%
Second	23%	19%	17%	18%	19%
Third	18%	19%	19%	19%	21%
Fourth		21%	23%	22%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016

First	14%	16%	12%	12%	13%
Second	20%	20%	15%	16%	14%
Third	21%	16%	14%	13%	12%
Fourth		14%	13%	12%	11%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, although in the second quarter of fiscal 2020, contract cancellations as a percentage of gross sales contracts increased, as the number of contract cancellations increased and gross sales contracts decreased due to the COVID-19 pandemic. However, in the third quarter of fiscal 2020, contract cancellations as a percentage of gross sales contracts decreased as gross sales rebounded and were very strong during the period. In the third quarter of fiscal 2020, contract cancellations as a percentage of beginning backlog increased further, primarily due to a lower beginning backlog as a result of lower gross sales contracts in the second quarter of fiscal 2020. Market conditions and further impacts from COVID-19 remain uncertain, and it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(Dollars in thousands)	2020	2019	2020	2019

Sale of homes	$605,933	$467,849	$1,608,513	$1,257,536

Cost of sales, excluding interest expense and land charges	499,654	381,906	1,323,916	1,034,953

Homebuilding gross margin, before cost of sales interest expense and land charges	106,279	85,943	284,597	222,583

Cost of sales interest expense, excluding land sales interest expense	21,794	18,824	58,467	42,964

Homebuilding gross margin, after cost of sales interest expense, before land charges	84,485	67,119	226,130	179,619

Land charges	2,364	1,435	6,202	3,601

Homebuilding gross margin	$82,121	$65,684	$219,928	$176,018

Gross margin percentage	13.6%	14.0%	13.7%	14.0%

Gross margin percentage, before cost of sales interest expense and land charges	17.5%	18.4%	17.7%	17.7%

Gross margin percentage, after cost of sales interest expense, before land charges	13.9%	14.3%	14.1%	14.3%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.8%	72.2%	72.6%	72.3%
Commissions	3.9%	3.8%	3.7%	3.6%
Financing concessions	1.5%	1.3%	1.4%	1.3%
Overheads	4.3%	4.3%	4.6%	5.1%
Total cost of sales, before interest expense and land charges	82.5%	81.6%	82.3%	82.3%
Cost of sales interest	3.6%	4.1%	3.6%	3.4%
Land charges	0.3%	0.3%	0.4%	0.3%

Gross margin percentage	13.6%	14.0%	13.7%	14.0%
Gross margin percentage, before cost of sales interest expense and land charges	17.5%	18.4%	17.7%	17.7%
Gross margin percentage, after cost of sales interest expense and before land charges	13.9%	14.3%	14.1%	14.3%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 13.6% during the three months ended July 31, 2020 compared to 14.0% for the same period last year and decreased to 13.7% during the nine months ended July 31, 2020 compared to 14.0% for the same period last year. This decrease for the three and nine months ended July 31, 2020 was primarily attributed to an increase in total cost of sales interest expense and was also the result of the mix of communities delivering in each period. Also, contributing to the decrease for the three months ended July 31, 2020 was the impact of additional incentives on spec homes which were delivered during the fiscal third quarter. The decrease for the nine months ended July 31, 2020 was also attributed to the impact of additional incentives on spec homes delivered in the first quarter of fiscal 2020. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 18.4% for the three months ended July 31, 2019 to 17.5% for the three months ended July 31, 2020, and remained at 17.7% for both the nine months ended July 31, 2019 and the nine months ended July 31, 2020. This decrease for the three months ended July 31, 2020 was primarily attributed to the mix of communities delivering in each period, as well as the impact of additional incentives on spec homes which were delivered during the fiscal third quarter.

Due to significantly increased demand in June and July of 2020, we began increasing home prices. We believe that these price increases should offset potential material and labor cost increases related to increased demand and could also result in improved gross margin as a percentage of revenues in future quarters.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we wrote-off or wrote-down certain inventories totaling $2.4 million and $1.4 million during the three months ended July 31, 2020 and 2019, respectively, and $6.2 million and $3.6 million during the nine months ended July 31, 2020 and 2019, respectively, to their estimated fair value. During the three and nine months ended July 31, 2020, we wrote-off residential land options and approval and engineering costs amounting to $2.4 million and $6.2 million, respectively, compared to $1.3 and $2.5 million, respectively, for the three and nine months ended July 31, 2019, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable, we will cancel the option, or when a community is redesigned, engineering costs related to the initial design are written-off. Such write-offs were located in all of our segments in the first three quarters of fiscal 2020 and 2019. We did not record any inventory impairments during the three and nine months ended July 31, 2020. We recorded inventory impairments of $0.1 and $1.1 million for the three and nine months ended July 31, 2019, respectively, which were primarily related to three communities in the Mid-Atlantic, Southeast and Southwest. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2020	2019	2020	2019

Land and lot sales	$25	$542	$100	$8,050
Cost of sales, excluding interest	41	33	161	7,390
Land and lot sales gross margin, excluding interest	(16)	509	(61)	660
Land and lot sales interest expense	20	205	72	205
Land and lot sales gross margin, including interest	$(36)	$304	$(133)	$455

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There was one land sale in both the three months ended July 31, 2020 and 2019. There were four land sales in the nine months ended July 31, 2020 compared to five land sales in the same period of the prior year, resulting in a decrease of $8.0 million in land sales revenues.

Land sales and other revenues decreased $0.5 million and $8.8 million for the three and nine months ended July 31, 2020, respectively, as compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The slight decrease for the three months ended July 31, 2020 and the decrease for the nine months ended July 31, 2020 compared to the same periods of the prior year was mainly due to the decrease in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $3.0 million and $8.6 million for the three and nine months ended July 31, 2020, respectively, compared to the same periods last year. The decrease for the three and nine months ended July 31, 2020 was primarily attributed to lower selling overhead and advertising costs, as a result of the reduction of our community count and a reduced need for advertising as home sales have improved. SGA expenses as a percentage of homebuilding revenues decreased to 6.7% and 7.6% for the three and nine months ended July 31, 2020, respectively, compared to 9.3% and 10.3% for the three and nine months ended July 31, 2019, respectively, as a result of the reduction in dollars spent and the 29.3% and 27.0% increase in homebuilding revenue for the same periods, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,

(Dollars in thousands, except average sales price)	2020	2019	Variance	Variance %

Northeast
Homebuilding revenue	$41,370	$20,696	$20,674	99.9%
Income before income taxes	$5,240	$283	$4,957	1,751.6%
Homes delivered	95	35	60	171.4%
Average sales price	$435,305	$591,257	$(155,952)	(26.4)%

Mid-Atlantic
Homebuilding revenue	$111,402	$86,948	$24,454	28.1%
Income before income taxes	$11,024	$5,111	$5,913	115.7%
Homes delivered	213	159	54	34.0%
Average sales price	$521,878	$545,981	$(24,103)	(4.4)%

Midwest
Homebuilding revenue	$63,003	$47,858	$15,145	31.6%
Income before income taxes	$765	$191	$574	300.5%
Homes delivered	197	158	39	24.7%
Average sales price	$319,294	$299,120	$20,174	6.7%

Southeast
Homebuilding revenue	$65,790	$50,233	$15,557	31.0%
Loss before income taxes	$(253)	$(2,198)	$1,945	88.5%
Homes delivered	155	121	34	28.1%
Average sales price	$423,194	$415,017	$8,177	2.0%

Southwest
Homebuilding revenue	$214,918	$152,831	$62,087	40.6%
Income before income taxes	$20,072	$8,598	$11,474	133.4%
Homes delivered	641	449	192	42.8%
Average sales price	$334,802	$339,900	$(5,098)	(1.5)%

West
Homebuilding revenue	$110,323	$110,274	$49	0.0%
Income before income taxes	$226	$6,584	$(6,358)	(96.6)%
Homes delivered	252	263	(11)	(4.2)%
Average sales price	$437,758	$419,205	$18,553	4.4%

	Nine Months Ended July 31,

(Dollars in thousands, except average sales price)	2020	2019	Variance	Variance %

Northeast
Homebuilding revenue	$133,444	$53,696	$79,748	148.5%
Income before income taxes	$17,703	$6,287	$11,416	181.6%
Homes delivered	270	80	190	237.5%
Average sales price	$494,107	$577,988	$(83,881)	(14.5)%

Mid-Atlantic
Homebuilding revenue	$288,899	$221,225	$67,674	30.6%
Income before income taxes	$20,548	$5,497	$15,051	273.8%
Homes delivered	536	412	124	30.1%
Average sales price	$538,108	$535,942	$2,166	0.4%

Midwest
Homebuilding revenue	$166,120	$135,716	$30,404	22.4%
Loss before income taxes	$(3,063)	$(1,252)	$(1,811)	(144.6)%
Homes delivered	540	448	92	20.5%
Average sales price	$307,104	$301,384	$5,720	1.9%

Southeast
Homebuilding revenue	$158,933	$143,606	$15,327	10.7%
Loss before income taxes	$(4,514)	$(9,259)	$4,745	51.2%
Homes delivered	379	352	27	7.7%
Average sales price	$418,449	$407,517	$10,932	2.7%

Southwest
Homebuilding revenue	$549,471	$414,880	$134,591	32.4%
Income before income taxes	$41,744	$15,270	$26,474	173.4%
Homes delivered	1,649	1,245	404	32.4%
Average sales price	$332,805	$332,620	$185	0.1%

West
Homebuilding revenue	$313,547	$298,058	$15,489	5.2%
Income before income taxes	$4,560	$28,599	$(24,039)	(84.1)%
Homes delivered	740	700	40	5.7%
Average sales price	$423,586	$425,587	$(2,001)	(0.5)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 99.9% for the three months ended July 31, 2020 compared to the same period of the prior year. The increase for the three months ended July 31, 2020 was attributed to a 171.4% increase in homes delivered, partially offset by a 26.4% decrease in average sales price. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in the three months ended July 31, 2020 compared to some communities delivering in the three months ended July 31, 2019 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price was an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes increased $5.0 million to $5.2 million for the three months ended July 31, 2020 as compared to the prior year period, which was primarily the result of the increase in homebuilding revenues discussed above, a $3.0 million increase in income from unconsolidated joint ventures and a $0.7 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense was flat.

Homebuilding revenues increased 148.5% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase was attributed to a 237.5% increase in homes delivered, partially offset by a 14.5% decrease in average sales price and a $7.4 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in the nine months ended July 31, 2020 compared to some communities delivering in the nine months ended July 31, 2019 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price was an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes increased $11.4 million to $17.7 million for the nine months ended July 31, 2020 as compared to the prior year period. The increase was mainly due to the increase in homebuilding revenues discussed above, a $1.3 million decrease in selling, general and administrative costs, and an increase in gross margin percentage before interest expense, partially offset by a $4.5 million decrease in income from unconsolidated joint ventures.

Mid-Atlantic - Homebuilding revenues increased 28.1% for the three months ended July 31, 2020 compared to the same period of the prior year. The increase was primarily due to a 34.0% increase in homes delivered, partially offset by a 4.4% decrease in average sales price for the three months ended July 31, 2020 compared to the same period of the prior year. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the three months ended July 31, 2020 compared to some communities delivering in the three months ended July 31, 2019 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $5.9 million to $11.0 million for the three months ended July 31, 2020 compared to the same period of the prior year, which was primarily due to the increase in homebuilding revenue discussed above, a $0.8 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 30.6% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase was primarily due to a 30.1% increase in homes delivered, while the average sales price was essentially flat with a 0.4% increase.

Income before income taxes increased $15.1 million to $20.5 million for the nine months ended July 31, 2020 as compared to the prior year period, which was primarily due to the increase in homebuilding revenues discussed above, a $1.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 31.6% for the three months ended July 31, 2020 compared to the same period of the prior year. The increase was due to a 24.7% increase in homes delivered and a 6.7% increase in average sale price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2020 compared to some communities delivering in the three months ended July 31, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $0.6 million to $0.8 million for the three months ended July 31, 2020 compared to the same period of the prior year. The improvement was primarily due to the increase in homebuilding revenue discussed above, partially offset by a slight decrease in gross margin percentage before interest expense.

Homebuilding revenues increased 22.4% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase was primarily due to a 20.5% increase in homes delivered, while the average sales price was essentially flat with a 1.9% increase.

Loss before income taxes increased $1.8 million to a loss of $3.1 million for the nine months ended July 31, 2020 as compared to the prior year period, primarily due to the $2.7 million increase in inventory impairment loss and land option write-offs, partially offset by the increase in homebuilding revenue discussed above. Gross margin percentage before interest expense was flat for the nine months ended July 31, 2020 compared to the same period of the prior year.

Southeast – Homebuilding revenues increased 31.0% for the three months ended July 31, 2020 compared to the same period of the prior year. The increase was due to a 28.1% increase in homes delivered and a 2.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2020 compared to some communities delivering in the three months ended July 31, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Loss before income taxes improved $1.9 million to a loss of $0.3 million for the three months ended July 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $0.9 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues increased 10.7% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase for the nine months ended July 31, 2020 was attributed to a 7.7% increase in homes delivered, as well as a 2.7% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2020 compared to some communities delivering in the nine months ended July 31, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Loss before income taxes improved $4.7 million to a loss of $4.5 million for the nine months ended July 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues discussed above, a $2.7 million decrease in selling, general and administrative costs, and a slight increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 40.6% for the three months ended July 31, 2020 compared to the same period of the prior year. The increase in homebuilding revenues was primarily due to a 42.8% increase in homes delivered, while average sales price was essentially flat with a 1.5% decrease for the three months ended July 31, 2020.

Income before income taxes increased $11.5 million to $20.1 million for the three months ended July 31, 2020 compared to the same period of the prior year. The increase was primarily due to the increase in homebuilding revenue discussed above, a $1.6 million increase in income from unconsolidated joint ventures and a slight increase in gross margin percentage before interest expense for the three months ended July 31, 2020 compared to the same period of the prior year.

Homebuilding revenues increased 32.4% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase was primarily due to a 32.4% increase in homes delivered, while average sales price was essentially flat with a 0.1% increase for the nine months ended July 31, 2020.

Income before income taxes increased $26.5 million to $41.7 million for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase was due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense.

West - Homebuilding revenues were flat for the three months ended July 31, 2020 compared to the same period of the prior year. Homebuilding revenues were impacted by a 4.2% decrease in homes delivered, partially offset by a 4.4% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended July 31, 2020  compared to some communities delivering in the three months ended July 31, 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Income before income taxes decreased $6.4 million to $0.2 million for the three months ended July 31, 2020. The decrease for the three months ended July 31, 2020 was primarily due to a significant decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year, partly due to increases in estimated land development costs in some of our communities in the segment.

Homebuilding revenues increased 5.2% for the nine months ended July 31, 2020 compared to the same period of the prior year. The increase for the nine months ended July 31, 2020 was primarily attributed to a 5.7% increase in homes delivered, while the average sales price was essentially flat with a 0.5% decrease.

Income before income taxes decreased $24.0 million to $4.6 million for the nine months ended July 31, 2020. The decrease was primarily due to a significant decrease in gross margin percentage before interest expense for the nine months ended July 31, 2020 compared to the same period of the prior year, partly due to increases in estimated land development costs in some of our communities in the segment.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first three quarters of fiscal 2020 and 2019, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 30.2% and 29.4%, respectively, of our total loans. The origination of FHA/VA loans increased from the first three quarters of fiscal 2019 to the first three quarters of fiscal 2020 and our conforming conventional loan originations as a percentage of our total loans increased slightly from 66.0% to 68.4% for these periods, respectively. The origination of loans which exceed conforming conventions decreased from 4.6% for the first three quarters of fiscal 2019 to 1.4% for the first three quarters of fiscal 2020. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2020, financial services provided a $10.8 million and $20.0 million pretax profit, respectively, compared to $3.8 million and $8.6 million, respectively, of pretax profit for the same periods of fiscal 2019. This increase in pretax profit was attributed to the increase in the homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase for the three and nine months ended July 31, 2020 was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.2% and 69.0% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2020 and 2019, respectively, and 68.6% and 69.3% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the nine months ended July 31, 2020 and 2019, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $19.3 million for the three months ended July 31, 2020 compared to $15.0 million for the three months ended July 31, 2019. The increase for the three months ended July 31, 2020 compared to 2019 was primarily due to a lower adjustment to reserves for self-insured medical claims in the current fiscal quarter compared to the prior fiscal quarter, which were reduced based on claim estimates and higher compensation expense from a new grant under long-term incentive plans. Corporate general and administrative expenses increased to $54.3 million for the nine months ended July 31, 2020 compared to $48.8 million for the nine months ended July 31, 2019, primarily due to a lower adjustment to reserves for self-insured medical claims in the current fiscal period compared to the prior fiscal period, which were reduced based on claim estimates, and additional costs pertaining to software licenses and support fees for cybersecurity and monitoring services.

Other Interest

Other interest increased $4.7 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019 and increased $11.6 million for the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased for the three and nine months ended July 31, 2020 compared to the three and nine months ended July 31, 2019 because we incurred more interest from our third party inventory financing during fiscal 2020, and as a result of the debt exchange in the fourth quarter of fiscal 2019.

Gain on Extinguishment of Debt

On December 10, 2019, the Company entered into a credit agreement providing for $81.5 million of senior secured 1.75 lien term loans in exchange for $163.0 million of senior unsecured term loans. On December 10, 2019, the Company also issued $158.5 million of 10.0% Senior Secured 1.75 Lien Notes due 2025 in exchange for $23.2 million of 10.0% Senior Secured Notes due 2022 and $141.7 million 10.5% Senior Secured Notes due 2024. These transactions were accounted for in accordance with ASC 470-60, resulting in a gain on extinguishment of debt of $9.5 million. Additional costs incurred pertaining to this transaction resulted in a $0.2 million and less than $0.1 million loss on extinguishment of debt during the three months ended April 30, 2020 and July 31, 2020, respectively. During the three months ended July 31, 2020, the Company repurchased in open market transactions $25.5 million aggregate principal amount of 10.0% 2022 Notes. The aggregate repurchase price for these repurchases was $21.4 million, which included accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $4.1 million for the three months ended July 31, 2020, net of the write-off of unamortized financing costs and fees. The gains from the repurchases are included in the Condensed Consolidated Statement of Operations as "Gain of extinguishment of debt".

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $1.9 million to $5.7 million for the three months ended July 31, 2020 and decreased $7.1 million to $13.4 million for the nine months ended July 31, 2020 compared to the same periods of the prior year. The increase for the three months period was primarily due to certain of our joint ventures delivering more homes, resulting in higher profits in the current fiscal third quarter as compared to the prior fiscal year's third quarter, as well as the recognition of loss in the prior year fiscal third quarter from writing down the investment of one of our joint ventures where the full amount of the investment was deemed to be other than temporarily impaired which did not recur. The decrease for the nine-month periods was primarily due to the recognition of our share of income from certain of our joint ventures delivering fewer homes in the current fiscal period as compared to the prior fiscal period. Also impacting the decrease was income recorded in the first quarter of fiscal 2019 related to the return of capital from an unconsolidated joint venture for which we had previously written-off our investment.

Total Taxes

The total income tax expense for the three and nine months ended July 31, 2020 was $0.9 million and $2.7 million, respectively, and $0.5 million and $1.2 million, respectively, for the same periods of the prior year. For both the three and nine months ended July 31, 2020 and the three and nine months ended July 31, 2019, the total income tax expense was primarily related to state tax expense from income generated that was not offset by tax benefits in states where we fully reserve the tax benefit from net operating losses. In addition, the expense for the nine months ended July 31, 2020 was related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 52.9% of our homebuilding cost of sales for the nine months ended July 31, 2020.

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as updated by Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of July 31, 2020, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2020 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	7/31/20

Long term debt(1)(2):
Fixed rate	$-	$-	$111,214	$-	$69,683	$1,254,852	$1,435,749	$1,069,694
Weighted average interest rate	-%	-%	10.00%	0.00%	10.50%	8.12%	9.48%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $125.0 million Secured Credit Agreement under which there were no borrowings as of July 31, 2020.
(2)	Does not include $179.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2020. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2019, as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. The program has no expiration date. No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2020. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand.

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

10(a)*

Retirement Agreement, dated as of May 18, 2020, between Hovnanian Enterprises, Inc. and Lucian T. Smith III (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended April 30, 2020).

10(b)*	Form of 2020 Performance Share Unit Agreement (Class A)

10(c)*	Form of 2020 Performance Share Unit Agreement (Class B)

10(d)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A)

10(e)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B)

10(f)*	Form of Director Restricted Share Unit Agreement (Class A)

10(g)*	Form of 2020 Long-Term Incentive Program Award Agreement

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2020 and October 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the nine months ended July 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover page from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

* Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 4, 2020
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 4, 2020
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President/Chief Accounting Officer/Treasurer