Form 10-K
period 2020-10-31
HOVNANIAN ENTERPRISES INC
filed 2020-12-22
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended

October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $64,080,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,520,359 shares of Class A Common Stock and 622,201 shares of Class B Common Stock were outstanding as of December 11, 2020.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 30, 2021, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 349,000 homes, including 6,414 homes in fiscal 2020. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 116 communities in 23 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $153,000 to $2,072,000 with an average sales price, including options, of $396,000 nationwide in fiscal 2020.

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

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida. During fiscal 2020, we began a wind down of our operations in the Chicago, Illinois market.

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 14 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, Washington, D.C. and West Virginia

Midwest: Illinois and Ohio

Southeast: Florida, Georgia and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

We employed 1,697 full-time employees (whom we refer to as associates) as of October 31, 2020.

Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency opportunities, skills, and resources they need to be successful. For example, as discussed further below, we have a dedicated training department focused on providing offerings designed to provide our associates with the knowledge, attitudes, skills and habits necessary to succeed in their jobs through online and webinar training in sales, construction, administration and managerial skills.

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

Business Strategies

Given our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which are critical to improving our financial performance. As discussed previously, we were limited in our ability to invest in land purchases in fiscal 2016 and 2017 due to significant debt maturities that we were unable to refinance and therefore had to pay at maturity. This reduction of investment led to a decrease in community count and revenues, which impacted our overall profitability. In the fourth quarter of fiscal 2016 and in July 2017, we were able to refinance certain of our debt maturities and again in fiscal 2019 and fiscal 2020 the Company entered into certain financing transactions which extended our debt maturities. These transactions provided us with the long term capital needed to implement our strategy to invest in land to grow the business to more significant profitability. However, there is typically a significant time lag from when we first control lots until the time that we open a community for sale. This timeline can vary significantly from a few months (in a market such as Houston) to three to five plus years (in a market such as New Jersey). For seven consecutive quarters through the third quarter of fiscal 2019, our total number of lots controlled increased as compared to the same period of the prior year. This growth in lot control led to increased community count in fiscal 2019, which along with faster absorption pace per community, allowed us to increase fiscal 2020 deliveries by 15.0% over fiscal 2019, and increased our October 31, 2020 backlog by 55.3% over October 31, 2019. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to sustained profitability.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2020, 2019 and 2018, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,900 lots, 5,153 lots and 2,777 lots, respectively, out of 20,204 total lots, 23,157 total lots and 20,387 total lots, respectively, under option, resulting in pretax charges of $6.8 million, $3.6 million and $1.4 million, respectively.

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

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, Ohio and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

In fiscal 2019, we established a national call center which is responsible for follow up generated by our web site and our digital marketing efforts. This call center has become a critical sales tool since the start of the COVID-19 pandemic. The call center supports our ability to swiftly respond to incoming customer leads, schedule and conduct virtual tours and video chats, as well as set-up in person model home tours.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and preclosing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us or our subcontractors. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a limited warranty for the home’s materials and workmanship which follows each state’s applicable statute of repose. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

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

During the year ended October 31, 2020, for the markets in which our mortgage subsidiaries originated loans, 10.0% of our home buyers paid in cash and 69.3% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2020 were 69.1% prime and 29.8% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 1.1% of our loan originations represent loans which exceed conforming conventions.

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

Current base prices for our homes in contract backlog at October 31, 2020, range from $153,000 to $838,000 in the Northeast, from $209,000 to $2,072,000 in the Mid-Atlantic, from $155,000 to $671,000 in the Midwest, from $220,000 to $1,138,000 in the Southeast, from $184,000 to $669,000 in the Southwest and from $263,000 to $845,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2020, is set forth below:

	Housing	Homes
(Housing revenue in thousands)	Revenues	Delivered	Average Price
Northeast	$175,627	348	$504,675
Mid-Atlantic	402,647	755	533,307
Midwest	225,334	727	309,950
Southeast	232,333	548	423,965
Southwest	743,301	2,233	332,871
West	472,786	1,075	439,801
Consolidated total	$2,252,028	5,686	$396,065
Unconsolidated joint ventures (1)	$432,602	728	$594,234

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The value of our net sales contracts, excluding unconsolidated joint ventures, increased 34.0% to $2.8 billion for the year ended October 31, 2020 from $2.1 billion for the year ended October 31, 2019. The number of homes contracted increased 30.2% to 6,953 in fiscal 2020 from 5,340 in fiscal 2019. The increase in the number of homes contracted occurred along with a 6.6% decrease in the average number of open-for-sale communities from 137 for fiscal 2019 to 128 for fiscal 2020. We contracted an average of 54.3 homes per average active selling community in fiscal 2020 compared to 39.0 homes per average active selling community in fiscal 2019, a 39.2% increase in sales pace per community as our performance per community improved in fiscal 2020 as compared to fiscal 2019.

 Information on the value of net sales contracts by segment for the years ended October 31, 2020 and 2019, is set forth below:

			Percentage of
(Value of net sales contracts in thousands)	2020	2019	Change
Northeast	$171,181	$172,950	(1.0)%
Mid-Atlantic	510,229	385,862	32.2%
Midwest	272,170	219,266	24.1%
Southeast	270,277	233,645	15.7%
Southwest	872,630	677,244	28.9%
West	717,973	411,577	74.4%
Consolidated total	$2,814,460	$2,100,544	34.0%
Unconsolidated joint ventures(1)	$571,926	$431,419	32.6%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our active selling communities under development as of October 31, 2020. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	2	733	309	130	294
Mid-Atlantic	17	4,025	1,861	557	1,607
Midwest	11	2,329	1,062	596	671
Southeast	9	2,596	997	298	1,301
Southwest	52	7,987	3,536	1,066	3,385
West	25	2,939	939	755	1,245
Total	116	20,609	8,704	3,402	8,503

(1)	Includes 590 home sites under option.
(2)	Of the total remaining homes available, 348 were under construction or completed (including 75 models and sales offices), and 5,012 were under option.

Backlog

At October 31, 2020 and 2019, including unconsolidated joint ventures, we had a backlog of signed contracts for 4,820 homes and 2,652 homes, respectively, representing an 81.7% increase, with sales values aggregating $1.8 billion and $1.1 billion, respectively. The majority of our backlog at October 31, 2020 is expected to be completed and closed within the next six to nine months. At November 30, 2020 and 2019, our backlog of signed contracts, including unconsolidated joint ventures, was 5,089 homes and 2,775 homes, respectively, with sales values aggregating $1.9 billion and $1.1 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 37 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2020, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 26,344 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32.

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value(1)
Northeast:
Under option	27	2,569	$186,297	$10,893
Owned	4	50		$7,316
Total	31	2,619		$18,209
Mid-Atlantic:
Under option	25	2,770	$293,719	$14,664
Owned	6	994		$17,708
Total	31	3,764		$32,372
Midwest:
Under option	7	523	$11,683	$187
Owned	4	376		$8,655
Total	11	899		$8,842
Southeast:
Under option	13	1,340	$65,911	$1,888
Owned	6	132		$5,632
Total	19	1,472		$7,520
Southwest:
Under option	44	3,190	$185,136	$11,757
Owned	-	-		$-
Total	44	3,190		$11,757
West:
Under option	3	310	$28,057	$4,406
Owned	10	2,185		$8,850
Total	13	2,495		$13,256
Totals:
Under option	119	10,702	$770,803	$43,795
Owned	30	3,737		$48,161
Combined total	149	14,439		$91,956

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2020, option fees and deposits aggregated approximately $32.0 million. As of October 31, 2020, we spent an additional $11.8 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

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

Risk Relating to Our Business and Industry

Our business has been, and could continue to be, materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and worldwide spread of the novel coronavirus (COVID-19) in the United States and across the world, including quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Such measures undertaken by governmental authorities to address COVID-19 have, and could continue to, significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and consumer uncertainty, have a material adverse impact on our Consolidated Financial Statements.

Our response to the various governmental measures in mid-March and early April of 2020, including, among other measures, temporarily closing our sales offices, model homes and design studios to the general public and limiting our construction operations, and the response of municipal and private services we rely on, substantially tempered our sales pace. Beginning in May and continuing through October 31, 2020 our sales pace has exceeded our pre-COVID sales pace. The further spread of COVID-19 and a resurgence of the infection rate have led governmental authorities to once again tighten restrictions. Although our sales pace and net contracts have continued to be reasonably strong, they have slowed some more recently, and we remain uncertain regarding the full long-term magnitude or duration of the business and economic impacts from the unprecedented COVID-19 pandemic. Further, it remains unknown whether recent, current or anticipated demand will continue once the current COVID-19 pandemic subsides.

Our business could also be negatively impacted over the medium-to-longer term if the lasting disruptions related to the COVID-19 pandemic decrease consumer confidence generally or more particularly with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access our senior secured revolving credit facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for impairments, land option write-offs or restructuring. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do. The impacts from COVID-19 may also further delay our ability to reverse all or any portion of our valuation allowance for deferred taxes. The inherent uncertainties surrounding the COVID-19 pandemic, due in part to the evolving and changing environment, infection levels and governmental directives, concerns about the winter months, public health challenges and progress, and market reactions thereto, also make it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives.

Should the adverse impacts described above (or others that are currently unknown) occur or intensify, whether individually or collectively, we would expect to experience, among other things, decreases in our net contracts, homes delivered, average selling prices, revenues and profitability, some of which we experienced in March and April of 2020, and such impacts could be material to our Consolidated Financial Statements in future periods.

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

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	Employment levels and wage and job growth;

●	Labor shortages and increasing labor and materials costs, including because of changes in immigration laws and trends in labor migration;

●	Availability and affordability of financing for home buyers;

●	Interest rates;

●	Adverse changes in tax laws;

●	Regulatory changes;

●	Foreclosure rates;

●	Inflation;

●	Consumer confidence and spending;

●	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	Population growth and demographic trends; and

●	Availability of water supply in locations in which we operate.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other environmental conditions can harm the local homebuilding business. Some of our business is in areas that are particularly vulnerable to the physical impacts of climate change, such as from the increased frequency and severity of such weather conditions, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increased cost of operations and also have impacted our sales and construction activity in affected markets during the related time periods.

In addition, geopolitical events, acts of war or terrorism, threats to national security, civil unrest, any outbreak or escalation of hostilities throughout the world and health pandemics may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers.

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

The homebuilding industry is vulnerable to raw material and labor shortages and has from time to time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have experienced some labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, over the past few years. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. In addition, increased demand could increase material and labor costs. Due to significantly increased demand in June and July of 2020, we began increasing home prices. While we believe that these price increases could offset potential material and labor cost increases, if rising labor and house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sale prices, which may result in lower gross margins.

We rely on subcontractors to construct our homes and may incur costs or losses if these subcontractors fail to properly construct our homes or manage and pay their employees, or if products supplied to us by subcontractors are defective.

We engage subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Despite our quality control efforts, we may discover that our subcontractors failed to properly construct our homes or may use defective materials, which, if widely used in our business, could result in the need to perform extensive repairs to large numbers of homes. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers. In addition, the cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors and insurers.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write-off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.” If market conditions significantly worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

We conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Ohio, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Florida, New Jersey, Ohio, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy, and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell the current home, or our inability to complete and deliver the new home within the specified time. At October 31, 2020, including unconsolidated joint ventures, we had a backlog of signed contracts for 4,820 homes with a sales value aggregating $1.8 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Interest rates have been low compared to most historical periods over the last several years and may increase. Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Mortgage rates have generally remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. We cannot predict whether interest rates will continue to fall, remain low or rise. Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The “Tax Cuts and Jobs Act” which was signed into law in December 2017 includes provisions which impose significant limitations with respect to these income tax deductions. For instance, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours, particularly in states with higher state income taxes or home prices, such as in California and New Jersey. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

Our financial services segment originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. While we believe our reserves are adequate for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. We may have significant liabilities in respect of such claims in the future, which could exceed our reserves, and the impact of such claims on our results of operations could be material. Further, an increase in the default rate on the mortgages we originate may adversely affect our ability to sell mortgages or the pricing we receive upon the sale of mortgages.

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

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:  difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales; delays in construction; or impairment of our ability to implement our strategies and operational actions.  Any of these problems could increase costs and/or lower profit margins.

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

We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third-parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through data-theft and cyber-attack), usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our homebuyers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. If our computer systems and our backup systems, or those of the third-parties on whose systems we rely, are breached, compromised or damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or the misappropriation of proprietary, personal identifying or confidential information, including information about our business partners and home buyers. Our or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages.

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, and the regulatory regime continues to evolve and is increasingly demanding.  Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law.  Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance.

We maintain cybersecurity insurance coverage and have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third-parties on whose systems we rely. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, our efforts to maintain the security and integrity of our IT networks and related systems may not be effective and attempted security breaches or disruptions could be successful or damaging.

Negative publicity could adversely affect our reputation and our business, financial results and stock price.

Our reputation and brand are critical to our success. Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, “tweets”, and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Risks Related to Our Debt and Liquidity

Our high leverage may restrict our ability to operate, prevent us from fulfilling our obligations, and adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2020, including the debt of the subsidiaries that guarantee our debt, was $1,435.7 million ($1,431.1 million net of discount and premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2020.

●

Our debt service payments for the year ended October 31, 2020, were $349.3 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

As of October 31, 2020, we had $11.3 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $11.6 million of cash. Our fees for these letters of credit for the year ended October 31, 2020, which are based on both the used and unused portion of the facilities and agreements, were $0.4 million. We also had substantial contractual commitments and contingent obligations, including $194.4 million of performance bonds as of October 31, 2020. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity or debt securities, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations to the extent we have any floating rate indebtedness. A higher interest rate on our debt service obligations could result in lower earnings or increased losses.

Our sources of liquidity are limited and may not be sufficient to meet our needs.

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal 2020 was $292.8 million and cash used in operating activities in fiscal 2019 was $249.1 million. Depending on the levels of our land purchases, we could generate negative or positive cash flow in future years. If the current improved market conditions in the homebuilding industry do not continue over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, letters of credit may not be issued under our current senior secured revolving credit facility, and we may need additional letters of credit above the amounts provided under these stand-alone facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

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

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt or negatively impact other covenants. In any of these situations, we may be unable to amend the applicable instrument or obtain a waiver without significant additional cost, or at all, and we may be unable to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and credit facilities, we have the ability, subject to our debt covenants, to incur additional amounts of debt, including secured debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations, such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our debt instruments (and may be secured) and, therefore, are not subject to limits in our debt covenants.

Regulatory and Legal Risks

Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land and homebuilding, sales and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

We are subject to extensive and complex laws and regulations that affect the development of land and homebuilding, sales and customer financing processes, including laws and regulations relating to zoning, density, accessibility, anti-discrimination, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any of the above delays or costs could have a negative effect on our future revenues and earnings.

 We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses. In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. There is a variety of legislation being enacted, or considered for enactment at the federal, state, local and international levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding storm surges, severe winds, and other extreme weather-related stress on buildings. In particular, new building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes.

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. After a series of interim rulemakings, in April 2020 the EPA and the U.S. Army Corps of Engineers formally published the Navigable Waters Protection Rule, which they characterize as more appropriate for determining the scope of waters subject to federal permitting. The new rule took effect in June 2020 in all states except Colorado, where a federal district court issued a preliminary injunction against application of the rule in that state. It is being challenged by 17 states in one lawsuit and by a number of environmental advocacy groups in at least three other lawsuits, as well as in several lawsuits by cattlemen and other rancher groups contending that the new rule still exercises permitting authority over too many waters. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA’s claims for reimbursement, most recently extending the date until January 15, 2021. We believe that we have adequate reserves for this matter

Legal claims not resolved in our favor, such as product liability litigation and warranty claims may be costly.

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

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Item 3 – “Legal Proceedings” and Note 18 to our Consolidated Financial Statements for the year ended October 31, 2020). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

Risks Related to Our Organization and Structure

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2020, we had invested an aggregate of $103.2 million in these unconsolidated joint ventures, including net advances from these unconsolidated joint ventures of $1.1 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures, and if market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

Our controlling stockholders are able to exercise significant influence over us.

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, have voting control, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock that enabled them to cast approximately 55% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2020. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.4 billion through the fiscal year ended October 31, 2020, and we may generate net operating loss carryforwards in future years.

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

 Our Board of Directors has adopted, and our shareholders have approved, a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board of Directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a specified purchase price (the “purchase price”). The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock (the “distribution date”). If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights. After the distribution date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a right and payment of the purchase price, that number of shares of Class A common stock or Class B common stock, as the case may be, having a market value of two times the purchase price. After the distribution date, our Board of Directors may exchange the rights (other than rights owned by an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Junior Preferred Stock (or of a share of a similar class or series of Hovnanian’s preferred stock having similar rights, preferences and privileges) of equivalent value, per right (subject to adjustment).

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 57,000 square feet of office space in the Northeast for our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 332,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

ITEM 3

LEGAL PROCEEDINGS

The information required with respect to this item can be found under "Commitments and Contingent Liabilities" in Note 18 to our Consolidated Financial Statements found elsewhere in this annual report, which is incorporated by reference into this Item 3.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 322 stockholders of record at December 11, 2020. There is no established public trading market for our Class B Common Stock, which was held by 190 stockholders of record at December 11, 2020. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2020. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 22 thousand.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary of Consolidated Statements of Operations Data	October 31,	October 31,	October 31,	October 31,	October 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Revenues	$2,343,901	$2,016,916	$1,991,233	$2,451,665	$2,752,247
Expenses excluding inventory impairment loss and land option write-offs	2,309,587	2,036,792	1,996,083	2,437,195	2,708,912
Inventory impairment loss and land option write-offs	8,813	6,288	3,501	17,813	33,353
Total expenses	2,318,400	2,043,080	1,999,584	2,455,008	2,742,265
Gain (loss) on extinguishment of debt	13,337	(42,436)	(7,536)	(34,854)	(3,200)
Income (loss) from unconsolidated joint ventures	16,565	28,932	24,033	(7,047)	(4,346)
Income (loss) before income taxes	55,403	(39,668)	8,146	(45,244)	2,436
State and federal income tax provision	4,475	2,449	3,626	286,949	5,255
Net income (loss)	$50,928	$(42,117)	$4,520	$(332,193)	$(2,819)
Per share data:
Basic:
Net income (loss) per common share	$7.48	$(7.06)	$0.73	$(56.23)	$(0.48)
Weighted-average number of common shares outstanding	6,189	5,968	5,941	5,908	5,898
Assuming dilution:
Net income (loss) per common share	$7.03	$(7.06)	$0.72	$(56.23)	$(0.48)
Weighted-average number of common shares outstanding	6,584	5,968	6,072	5,908	5,898

Summary of Consolidated Balance Sheet Data

	October 31,	October 31,	October 31,	October 31,	October 31,
(In thousands)	2020	2019	2018	2017	2016
Total assets(1)	$1,827,342	$1,881,424	$1,662,042	$1,900,898	$2,354,956
Mortgages and lines of credit (1)	$222,322	$343,862	$208,733	$244,088	$294,015
Term loans and revolving loans, senior notes, senior amortizing notes, senior exchangeable notes and tangible equity unit (“TEU”) senior subordinated amortizing notes (net of discounts and premiums)	$1,431,110	$1,479,990	$1,439,238	$1,585,837	$1,573,333
Total equity deficit	$(436,094)	$(489,776)	$(453,504)	$(460,371)	$(128,510)

(1) In connection with our adoption of Accounting Standards Update 2015-03 in November 2016, certain prior year amounts for unamortized debt issuance costs were reclassified between the lines “Total assets” and “Mortgages and lines of credit” and “Term loans and revolving loans, senior notes, senior amortizing notes, senior exchangeable notes and TEU senior subordinated amortizing note (net of discounts and premiums)”.

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

Overview

Market Conditions and COVID-19 Impact and Strategy

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability. In general, at the start of our fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales. However, this year, overall economic conditions in the United States have been, and continue to be, impacted negatively by the COVID-19 pandemic, which has resulted in, among other things, quarantines, "stay-at-home" or "shelter-in-place" orders, and similar mandates from national, state and local governments that have substantially restricted daily activities and caused many businesses to curtail or cease normal operations. Notwithstanding these developments, all of the state and local governments in the markets in which we operate have deemed housing to be an essential business, which has allowed us to continue with construction and sales of homes. Although most of the states in which we operate have begun to resume normal business operations, the United States continues to struggle with rolling outbreaks of the virus. Accordingly, we cannot predict the magnitude of either the near-term or long-term effects that the pandemic will have on our business.

Earlier this year, in response to the pandemic, we actively took steps to navigate through this extraordinary period by placing our highest priority on helping to protect the health and safety of our associates, trade partners and customers. Among other measures, we implemented appropriate health and safety protocols so that our community construction and sales activities, wherever authorized, could continue operations.

During the second quarter of fiscal 2020 and the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. To mitigate the adverse impacts, we implemented initiatives to maximize positive cash flow, retain a strong liquidity position and optimize our organization, which included focusing on closing homes in backlog and limiting cash expenditures, reducing or delaying certain land purchases and land development activity and beginning work on unsold homes and electing to draw in full the $125.0 million available under its Secured Credit Agreement (which was repaid in the third quarter of fiscal 2020). Further, in May 2020, we announced certain operational optimization measures including streamlining the organizational structure by: (1) transitioning from three homebuilding operational Groups to two; (2) consolidating several business units, resulting in the reduction of three Divisional offices; and (3) gradually phasing out of the Chicago market as it sells through its existing communities. In addition, we took measures to reduce overhead expenses through a combination of furloughs, layoffs and other cost reduction measures, the implementation of which was completed in early fiscal 2021. We incurred costs of $2.9 million for severance and other related expenses in the third quarter of fiscal 2020 as a result of this restructuring. We expect the measures described above to reduce our annualized overhead expense by approximately $20 million beginning in fiscal 2021. However, the recent improved conditions in the homebuilding market have led to increases in other selling, general and administrative costs, including for example, stock compensation and bonuses based on profitability, which we expect will more than offset these annualized savings.

While the broader economic recovery following the nationwide COVID-19 related shutdown is ongoing and there continues to be uncertainty surrounding the virus and various re-opening strategies, the homebuilding industry generally was only impacted from mid-March through April of 2020. Towards the end of April, economic conditions in our markets started to improve, and this improvement continued throughout our fiscal third and fourth quarters, due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the third quarter and continuing through the fourth quarter of fiscal 2020, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics improved significantly as compared to fiscal 2019, as described below.

Although many of our key metrics have improved since the end of the second quarter of fiscal 2020, the full magnitude and duration of the COVID-19 pandemic is unknown. We may experience material declines in our net contracts, deliveries, revenues, cash flow and/or profitability during fiscal 2021 and beyond, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets or other reorganization activities. Any such charges could be material to our consolidated financial statements.

Operating Results

We experienced overall positive operating results for the year ended October 31, 2020 as follows:

Our cash position allowed us to spend $624.2 million on land purchases and land development during fiscal 2020, and still have total liquidity of $399.1 million, including $262.5 million of homebuilding cash and cash equivalents as of October 31, 2020 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

Additional results for the year ended October 31, 2020 were as follows:

● For the year ended October 31, 2020, sale of homes revenues increased 15.5% as compared to the prior year, as a result of a 15.0% increase in deliveries, primarily due to our increased community count that occurred during fiscal 2019 and our 39.2% increase in sales absorption pace in fiscal 2020 as compared to fiscal 2019.

● Gross margin percentage increased from 14.2% for the year ended October 31, 2019 to 14.7% for the year ended October 31, 2020, and gross margin percentage, before cost of sales interest expense and land charges, increased from 18.1% for the year ended October 31, 2019 to 18.4% for the year ended October 31, 2020. The increases were primarily due to the mix of communities delivering compared to the prior year, along with increases in home prices in virtually all of our markets during the last half of fiscal 2020.

● Selling, general and administrative costs (including corporate general and administrative expenses) increased $8.7 million for the year ended October 31, 2020 as compared to the prior year, primarily as a result of our increased community count at the beginning of the year and our 15.0% increase in deliveries, along with a lower adjustment to our warranty reserves (as a result of our annual actuarial analysis) in fiscal 2020 as compared to fiscal 2019. However, as a percentage of total revenue, such costs decreased to 10.3% for the year ended October 31, 2020 compared to 11.6% for the year ended October 31, 2019.

● Pre-tax income increased to $55.4 million for the year ended October 31, 2020 from a pre-tax loss of $39.7 million for the year ended October 31, 2019. Net income increased to $50.9 million for the year ended October 31, 2020 from a net loss of $42.1 million for the year ended October 31, 2019. Earnings per share, basic and diluted, increased to $7.48 and $7.03, respectively, for the year ended October 31, 2020 compared to loss per share of $7.06, both basic and diluted, for the year ended October 31, 2019.

● Net contracts increased 30.2% for the year ended October 31, 2020, compared to the prior year.

● Net contracts per average active selling community increased to 54.3 for the year ended October 31, 2020 compared to 39.0 in the prior year. This increase represents our highest net contracts per average active selling community in over a decade. This strong absorption pace resulted in our active selling communities at October 31, 2020  decreasing by 17.7% compared to October 31, 2019.

● Contract backlog increased from 2,191 homes at October 31, 2019 to 3,402 homes at October 31, 2020, with a dollar value of $1.4 billion, representing a 61.3% increase in dollar value compared to the prior year.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” As of October 31, 2020, the net book value associated with our 12 mothballed communities was $11.4 million, net of impairment charges recorded in prior periods of $122.2 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community and also re-activated a portion of one previously mothballed community.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2020, inventory of $48.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $47.2 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2020, inventory of $133.4 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $84.0 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2018 to October 31, 2020 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $2.0 million of our total inventories at October 31, 2020, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2020, we did not write down any of our unconsolidated joint venture investments. During fiscal 2019, we recorded a $0.9 million write down in our investment in one of our unconsolidated joint ventures in the West.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2020 and 2019, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2020 and 2019 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2020 and 2019. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Operating, Investing and Financing Activities – Overview

Our total liquidity at October 31, 2020 was $399.1 million, including $262.5 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for fiscal 2021 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2021 to finance our working capital requirements.

We spent $624.2 million on land and land development during fiscal 2020. After considering this land and land development and all other operating activities, including revenue received from deliveries, we had $292.8 million in cash provided from operations. During fiscal 2020, cash provided by investing activities was $2.1 million, primarily due to distributions from existing unconsolidated joint ventures, partially offset by an investment in a new unconsolidated joint venture. Cash used in financing activities was $167.8 million during fiscal 2020, which was primarily due to net payments made on our mortgage warehouse lines of credit, along with net payments for nonrecourse mortgage financings and also debt repurchases during the period. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2020 and 2019 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, debt repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, mortgage loans held for sale, interest and other accrued liabilities, deferred income taxes, accounts payable and other liabilities, noncash charges relating to depreciation and stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations.

See “Inventory Activities” below for a detailed discussion of our inventory position.

Debt Transactions

Senior notes and credit facilities balances as of October 31, 2020 and October 31, 2019, were as follows:

	October 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,133,990	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,549,105
Net discounts and premiums	$17,521	$(49,145)
Net debt issuance costs	$(22,160)	$(19,970)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,431,110	$1,479,990

(1) $26.0 million of 8.0% Senior Notes due 2027 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At October 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (except that certain of the Notes Guarantors (defined below) do not guarantee the 10.5% Senior Secured Notes due 2024 as discussed in Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) and senior notes outstanding at October 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $135.1 million and $203.6 million (net of debt issuance costs) at October 31, 2020 and October 31, 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $368.1 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 6.4% and 8.3% at October 31, 2020 and October 31, 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. The loans are secured by the mortgages held for sale and repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2020 and 2019, we had an aggregate of $87.2 million and $140.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2020 or 2019. As of October 31, 2020, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2020, 2019 and 2018, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

Inventory Activities

Total inventory, excluding consolidated inventory not owned, decreased $88.7 million during the year ended October 31, 2020, from October 31, 2019. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $24.8 million, in the Midwest by $2.6 million, in the Southeast by $44.0 million, and in the West by $33.5 million. These decreases were partially offset by increases in the Mid-Atlantic of $2.7 million and in the Southwest of $13.5 million. These inventory fluctuations were primarily attributable to home deliveries and land sales during the period, partially offset by new land purchases and land development. During the year ended October 31, 2020, we had aggregate impairments in the amount of $2.0 million. We wrote-off costs in the aggregate amount of $6.8 million during the year ended October 31, 2020 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at October 31, 2020 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $8.1 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Consolidated Balance Sheets in accordance with US GAAP. The decrease from October 31, 2019 to October 31, 2020 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2020, inventory of $133.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $84.0 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2020, inventory of $48.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $47.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2020, we had mothballed land in 12 communities. The book value associated with these communities at October 31, 2020 was $11.4 million, which was net of impairment charges recorded in prior periods of $122.2 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community and also re-activated a portion of one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes, and are actively marketing the land for sale, represented $2.0 million of our total inventories held for sale at October 31, 2020 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate.

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2020:
Northeast	3,043	130	2,913
Mid-Atlantic	5,928	557	5,371
Midwest	2,166	596	1,570
Southeast	3,071	298	2,773
Southwest	7,641	1,066	6,575
West	4,495	755	3,740
Consolidated total	26,344	3,402	22,942
Unconsolidated joint ventures	4,724	1,418	3,306
Owned	9,745	2,517	7,228
Optioned	16,304	590	15,714
Construction to permanent financing lots	295	295	-
Consolidated total	26,344	3,402	22,942
Lots controlled by unconsolidated joint ventures	4,724	1,418	3,306

October 31, 2019:
Northeast	3,297	152	3,145
Mid-Atlantic	5,297	343	4,954
Midwest	3,898	450	3,448
Southeast	4,693	282	4,411
Southwest	7,188	663	6,525
West	5,260	301	4,959
Consolidated total	29,633	2,191	27,442
Unconsolidated joint ventures	4,226	461	3,765
Owned	11,374	1,658	9,716
Optioned	18,004	278	17,726
Construction to permanent financing lots	255	255	-
Consolidated total	29,633	2,191	27,442
Lots controlled by unconsolidated joint ventures	4,226	461	3,765

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the total homes from October 31, 2019 to October 31, 2020 was primarily due to the increase in net contracts absorption pace during the latter half of fiscal 2020.

	October 31, 2020			October 31, 2019
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	1	5	6	58	12	70
Mid-Atlantic	31	10	41	63	12	75
Midwest	11	8	19	31	10	41
Southeast	42	17	59	78	15	93
Southwest	174	16	190	320	12	332
West	14	19	33	213	19	232
Total	273	75	348	763	80	843
Started or completed unsold homes and models per active selling communities(1)	2.4	0.6	3.0	5.4	0.6	6.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 116 and 141 at October 31, 2020 and 2019, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents decreased $6.2 million from October 31, 2019 to $14.7 million at October 31, 2020. The decrease was primarily due to a reduction in cash collateral of our stand-alone letters of credit during the period.

Investments in and advances to unconsolidated joint ventures decreased $23.9 million during the fiscal year ended October 31, 2020 compared to October 31, 2019. The decrease was primarily due to unconsolidated joint venture partner distributions during fiscal 2020, partially offset by new capital contributions for existing joint ventures and the formation of a new joint venture during fiscal 2020. As of October 31, 2020 and October 31, 2019, we had investments in ten unconsolidated homebuilding joint ventures and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net decreased $11.2 million from October 31, 2019 to $33.7 million at October 31, 2020. The decrease was primarily due to the timing of home closings, along with the receipt of a receivable during the first quarter of fiscal 2020 related to the funding of the satisfaction and discharge of certain of our senior secured notes in the fourth quarter of fiscal 2019.

Prepaid expenses and other assets were as follows as of:

	October 31,	October 31,
(In thousands)	2020	2019	Dollar Change
Prepaid insurance	$2,687	$2,061	$626
Prepaid project costs	28,549	32,015	(3,466)
Other prepaids	7,022	10,808	(3,786)
Other assets	431	820	(389)
Lease right of use asset	20,016	-	20,016
Total	$58,705	$45,704	$13,001

Prepaid insurance increased slightly due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease in prepaid project costs is directly related to our decreased community count, resulting from delivering homes and closing out of communities at a faster pace than opening new communities during the year. Other prepaids decreased primarily due to the amortization of deferred financing costs and costs for certain software and related services during the period. Lease right of use asset represents the net present value of our operating leases which, in connection with the Company’s adoption of ASU 2016-02 on November 1, 2019, are now required to be recorded as an asset on our Consolidated Balance Sheets. See Note 4 to the Consolidated Financial Statements for further information.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $101.8 million and $163.0 million at October 31, 2020 and 2019, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2019 was primarily related to a decrease in the volume of loans originated during the fourth quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019, partially offset by an increase in the average loan value.

Nonrecourse mortgages secured by inventory decreased to $135.1 million at October 31, 2020, from $203.6 million at October 31, 2019. The decrease was primarily due to the payment of existing mortgages, partially offset by additional loan borrowings on existing mortgages along with new mortgages for communities in most of our segments obtained during fiscal 2020.

Accounts payable and other liabilities are as follows as of:

	October 31,	October 31,
(In thousands)	2020	2019	Dollar Change
Accounts payable	$148,541	$141,667	$6,874
Reserves	89,985	92,083	(2,098)
Lease liability	21,049	-	21,049
Accrued expenses	10,680	19,208	(8,528)
Accrued compensation	68,641	53,157	15,484
Other liabilities	20,378	14,078	6,300
Total	$359,274	$320,193	$39,081

The increase in accounts payable was primarily due to an increase in construction spending in the fourth quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019, and a corresponding increase in backlog at October 31, 2020 from October 31, 2019. Reserves decreased during the period, primarily due to a reduction in our construction defect reserves in connection with our annual assessment as our loss experience has continued to improve over the past few years. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Consolidated Balance Sheets as a result of the Company’s adoption of ASU 2016-02 on November 1, 2019. Accrued expenses decreased primarily due to accruals for legal fees associated with debt financing transactions accrued at October 31, 2019 and paid in the first quarter of fiscal 2020. Accrued compensation increased primarily due to increased bonuses related to increased profitability in fiscal 2020 as compared to fiscal 2019. Other liabilities increased primarily due to deferred payroll tax withholdings, partially offset by the transfer of a municipal loan from a previously consolidated community to a new unconsolidated joint venture formed in the first quarter of fiscal 2020.

Customers’ deposits increased $12.4 million from October 31, 2019 to $48.3 million at October 31, 2020. The increase was primarily related to the increase in backlog during the year.

Liabilities from inventory not owned decreased $9.8 million to $131.2 million at October 31, 2020. The decrease was due to a decrease in land banking transactions during the period, along with a decrease in the sale and leaseback of certain model homes, both of which are accounted for as financing transactions as described above.

Accrued interest increased $16.5 million to $35.6 million at October 31, 2020. The increase was primarily due to the timing of new accruals as a result of the financing transactions completed in October 2019, partially offset by payments during the year, along with slightly higher interest rates on our new senior secured notes issued in our financing transactions in fiscal 2020.

Financial Services (liabilities) decreased $50.1 million from $169.1 million at October 31, 2019, to $119.0 million at October 31, 2020. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the decrease in the volume of mortgage loans held for sale during the year.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2020	2019	2018
Homebuilding:
Sale of homes	$302,347	$43,454	$(433,805)
Land sales	7,694	(15,066)	(24,319)
Other revenues	(1,066)	(3,502)	3,080
Financial services	18,010	797	(5,388)
Total change	$326,985	$25,683	$(460,432)
Total revenues percent change	16.2%	1.3%	(18.8)%

Homebuilding

Sale of homes revenues increased $302.3 million, or 15.5%, for the year ended October 31, 2020, increased $43.5 million, or 2.3%, for the year ended October 31, 2019, and decreased $433.8 million, or 18.5%, for the year ended October 31, 2018 as compared to the same period of the prior year. The increased revenues in fiscal 2020 were primarily due to the number of home deliveries increasing 15.0%, and the average price per home increasing to $396,065 in fiscal 2020 from $394,194 in fiscal 2019. The increase in deliveries in fiscal 2020 was primarily due to increased demand for new home construction during the latter half of fiscal 2020. The increased revenues in fiscal 2019 were primarily due to the number of home deliveries increasing 2.0% and the average price per home increasing to $394,194 in fiscal 2019 from $393,280 in fiscal 2018. The increase in deliveries in fiscal 2019 was primarily due to the result of an increase in community count in fiscal 2019 as compared to fiscal 2018 of 14.6%. The decreased revenues in fiscal 2018 were primarily due to the number of home deliveries decreasing 13.5% and the average price per home decreasing to $393,280 in fiscal 2018 from $417,714 in fiscal 2017. The decrease in fiscal 2018 deliveries was primarily the result of a reduction in community count of 5.4%. The fluctuations in average prices for fiscal 2020, 2019, and 2018 were primarily the result of geographic and community mix of our deliveries. For fiscal 2018, there were also home price decreases (which we increase or decrease in communities depending on the respective community’s performance), partially offset by price increases in some communities primarily in the West. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. During the latter half of fiscal 2020, we saw an increase in demand for new home construction and, as a result, were able to increase home prices in virtually all of our markets. For further detail on land sales and other revenue, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
	October 31,	October 31,	October 31,
(Housing Revenue in thousands)	2020	2019	2018
Northeast:
Housing revenues	$175,627	$116,889	$96,012
Homes delivered	348	192	178
Average price	$504,675	$608,797	$539,393
Mid-Atlantic:
Housing revenues	$402,647	$356,674	$354,153
Homes delivered	755	652	672
Average price	$533,307	$547,046	$527,013
Midwest:
Housing revenues	$225,334	$203,734	$196,307
Homes delivered	727	680	662
Average price	$309,950	$299,609	$296,536
Southeast:
Housing revenues	$232,333	$219,860	$237,948
Homes delivered	548	545	596
Average price	$423,965	$403,413	$399,242
Southwest:
Housing revenues	$743,301	$627,201	$637,568
Homes delivered	2,233	1,866	1,873
Average price	$332,871	$336,121	$340,399
West:
Housing revenues	$472,786	$425,324	$384,240
Homes delivered	1,075	1,011	866
Average price	$439,801	$420,696	$443,695
Consolidated total:
Housing revenues	$2,252,028	$1,949,682	$1,906,228
Homes delivered	5,686	4,946	4,847
Average price	$396,065	$394,194	$393,280
Unconsolidated joint ventures:(1)
Housing revenues	$432,602	$485,324	$599,979
Homes delivered	728	774	984
Average price	$594,234	$627,034	$609,735

(1) Represents housing revenue and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

The increase in housing revenues during the year ended October 31, 2020, as compared to the year ended October 31, 2019, was primarily attributed to our increased deliveries, from the strong homebuilding market and high demand for new home construction, and by the increase in average sales price. Housing revenues in fiscal 2020 increased 15.5% on a combined basis across all of our homebuilding segments, and average sales price increased by 0.5% in all such segments combined, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2020 as compared to fiscal 2019 by 81.3%, 15.8%, 6.9%, 0.6%, 19.7% and 6.3% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively. Overall in fiscal 2020 as compared to fiscal 2019, homes delivered increased 15.0% across all our segments, excluding unconsolidated joint ventures.

The increase in housing revenues during the year ended October 31, 2019, as compared to the year ended October 31, 2018, was primarily attributed to our increased deliveries, as our community count increased year over year, and due to the increase in average sales price. Housing revenues in fiscal 2019 increased 2.3% on a combined basis across all of our homebuilding segments, and average sales price increased by 0.2%, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2019 as compared to fiscal 2018 by 7.9%, 2.7% and 16.7% in the Northeast, Midwest and West, respectively, and decreased by 3.0%, 8.6% and 0.4% in the Mid-Atlantic, Southeast and Southwest, respectively. Overall in fiscal 2019 as compared to fiscal 2018 homes delivered increased 2.0% across all our segments, excluding unconsolidated joint ventures.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2020, 2019 and 2018 are set forth below (net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period):

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2020	2020	2020	2020
Housing revenues:
Northeast	$42,218	$41,354	$46,791	$45,264
Mid-Atlantic	114,221	111,160	89,677	87,589
Midwest	59,498	62,901	56,543	46,392
Southeast	73,741	65,595	56,317	36,680
Southwest	194,505	214,608	170,485	163,703
West	159,332	110,315	103,534	99,605
Consolidated total	$643,515	$605,933	$523,347	$479,233
Sales contracts (net of cancellations):
Northeast	$63,326	$51,586	$23,266	$33,003
Mid-Atlantic	135,364	152,511	128,652	93,702
Midwest	79,999	79,394	54,501	58,276
Southeast	74,765	79,846	48,508	67,158
Southwest	245,813	260,891	187,493	178,433
West	229,656	258,067	139,418	90,832
Consolidated total	$828,923	$882,295	$581,838	$521,404

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2019	2019	2019	2019
Housing revenues:
Northeast	$70,650	$20,694	$13,040	$12,505
Mid-Atlantic	135,866	86,811	80,818	53,179
Midwest	68,714	47,261	42,870	44,889
Southeast	76,414	50,217	49,346	43,883
Southwest	213,089	152,615	143,634	117,863
West	127,413	110,251	97,844	89,816
Consolidated total	$692,146	$467,849	$427,552	$362,135
Sales contracts (net of cancellations):
Northeast	$37,860	$37,560	$62,580	$34,950
Mid-Atlantic	86,296	99,807	118,245	81,514
Midwest	54,682	58,794	68,744	37,046
Southeast	69,765	58,648	64,772	40,460
Southwest	166,723	202,553	192,630	115,338
West	102,460	131,483	120,616	57,018
Consolidated total	$517,786	$588,845	$627,587	$366,326

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2018	2018	2018	2018
Housing revenues:
Northeast	$25,606	$26,701	$23,513	$20,192
Mid-Atlantic	99,493	79,593	104,058	71,009
Midwest	67,395	45,579	42,816	40,517
Southeast	72,828	47,472	60,974	56,674
Southwest	193,000	157,406	158,958	128,204
West	135,353	86,108	77,798	84,981
Consolidated total	$593,675	$442,859	$468,117	$401,577
Sales contracts (net of cancellations):
Northeast	$16,044	$18,045	$15,278	$25,363
Mid-Atlantic	84,027	76,324	117,399	63,213
Midwest	44,167	43,596	67,308	49,416
Southeast	41,126	71,381	62,741	50,455
Southwest	123,485	177,174	198,487	141,458
West	83,933	102,183	93,213	69,397
Consolidated total	$392,782	$488,703	$554,426	$399,302

Contracts per average active selling community in fiscal 2020 were 54.3 compared to 39.0 in fiscal 2019. Our reported level of sales contracts (net of cancellations) was positively impacted by an increase in the pace of sales in all of the Company’s segments during fiscal 2020. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2020	2019	2018	2017	2016
First	19%	24%	18%	19%	20%
Second	23%	19%	17%	18%	19%
Third	18%	19%	19%	19%	21%
Fourth	18%	21%	23%	22%	20%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2020	2019	2018	2017	2016
First	14%	16%	12%	12%	13%
Second	20%	20%	15%	16%	14%
Third	21%	16%	14%	13%	12%
Fourth	14%	14%	13%	12%	11%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, although in the second quarter of fiscal 2020 the number of contract cancellations increased and gross sales contracts decreased due to the COVID-19 pandemic. However, in the third quarter of fiscal 2020, contract cancellations as a percentage of gross sales contracts decreased as gross sales rebounded and were very strong during the period. In the third quarter of fiscal 2020, contract cancellations as a percentage of beginning backlog increased further, primarily due to a lower beginning backlog as a result of lower gross sales contracts in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, contract cancellations decreased back to more normalized levels due to the increase in beginning backlog in the third quarter as a result of strong gross sales during the period. Market conditions and further impacts from COVID-19 remain uncertain, and it is difficult to predict what cancellation rates will be in the future.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	October 31,	October 31,	October 31,
(Dollars in thousands)	2020	2019	2018
Northeast:
Total contract backlog	$82,111	$86,557	$30,496
Number of homes	130	152	51
Mid-Atlantic: (1)
Total contract backlog	$291,115	$193,387	$180,546
Number of homes	557	343	296
Midwest:
Total contract backlog	$169,517	$122,681	$107,149
Number of homes	596	450	394
Southeast:
Total contract backlog	$146,971	$121,921	$108,137
Number of homes	298	282	251
Southwest:
Total contract backlog	$360,225	$230,898	$180,854
Number of homes	1,066	663	523
West:
Total contract backlog	$369,887	$124,700	$138,448
Number of homes	755	301	311
Totals: (1)
Total consolidated contract backlog	$1,419,826	$880,144	$745,630
Number of homes	3,402	2,191	1,826

(1)	Contract backlog as of October 31, 2019 excludes 29 homes that were sold to one of our joint ventures at the time of the joint venture formation.

Contract backlog dollars increased 61.3% as of October 31, 2020 compared to October 31, 2019, and the number of homes in backlog increased 55.3% for the same period. The increase in backlog was driven by a 30.2% increase in net contracts, despite a decrease in community count for the year ended October 31, 2020 compared to the prior fiscal year. In the second half of fiscal 2020, we experienced an increase in our sales pace due to high demand for new home construction, which has resulted in our highest sales pace in over a decade. In the month of November 2020, excluding unconsolidated joint ventures, we signed an additional 493 net contracts amounting to $216.7 million in contract value.

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

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2020	2019	2018
Sale of homes	$2,252,029	$1,949,682	$1,906,228
Cost of sales, excluding interest expense and land charges	1,837,332	1,596,237	1,555,894
Homebuilding gross margin, before cost of sales interest expense and land charges	414,697	353,445	350,334
Cost of sales interest expense, excluding land sales interest expense	74,174	70,520	56,588
Homebuilding gross margin, after cost of sales interest expense, before land charges	340,523	282,925	293,746
Land charges	8,813	6,288	3,501
Homebuilding gross margin	$331,710	$276,637	$290,245
Homebuilding gross margin percentage	14.7%	14.2%	15.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	18.4%	18.1%	18.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	15.1%	14.5%	15.4%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,	October 31,
	2020	2019	2018
Sale of homes	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	72.1%	72.1%	71.9%
Commissions	3.7%	3.7%	3.6%
Financing concessions	1.4%	1.4%	1.2%
Overheads	4.4%	4.7%	4.9%
Total cost of sales, before interest expense and land charges	81.6%	81.9%	81.6%
Cost of sales interest	3.3%	3.6%	3.0%
Land charges	0.4%	0.3%	0.2%
Homebuilding gross margin percentage	14.7%	14.2%	15.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	18.4%	18.1%	18.4%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	15.1%	14.5%	15.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 14.7% for the year ended October 31, 2020 compared to 14.2% for the prior year. This increase was primarily due to the mix of communities delivering compared to the prior year, along with increases in home prices in virtually all of our markets. Due to significantly increased demand in June and July of 2020, we began increasing home prices. We believe that these price increases should offset potential material and labor cost increases related to increased demand and could also result in improved gross margin as a percentage of revenues in future quarters. Total homebuilding gross margin percentage decreased to 14.2% for the year ended October 31, 2019 compared to 15.2% for the prior year. This decrease was primarily due to the increase in cost of sales interest as a result of changes in estimates of interest per home for deliveries during fiscal 2019 in connection with our semi-annual community life planning process, along with a decrease due to the mix of communities delivering in each period. Also contributing to the decrease is the mix of communities delivering compared to the same period of the prior year, along with a slight increase in direct costs and financing concessions.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $8.8 million, $6.3 million and $3.5 million during the years ended October 31, 2020, 2019 and 2018, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2020, 2019 and 2018, we wrote off residential land options and approval and engineering costs totaling $6.8 million, $3.6 million and $1.4 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2020, 2019 and 2018. The inventory impairments amounted to $2.0 million, $2.7 million and $2.1 million for the years ended October 31, 2020, 2019 and 2018, respectively. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2020. In fiscal 2020, we walked away from 19.3% of all the lots we controlled under option contracts. The remaining 80.7% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2020:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$1.5	261	6.7%	2,934	8.9%
Mid-Atlantic	-	102	2.6%	3,994	2.6%
Midwest	3.5	1,807	46.3%	2,634	68.6%
Southeast	0.8	968	24.8%	3,049	31.7%
Southwest	0.6	458	11.8%	5,984	7.7%
West	0.4	304	7.8%	1,609	18.9%
Total	$6.8	3,900	100.0%	20,204	19.3%

(1)	Includes lots optioned at October 31, 2020 and lots optioned that the Company walked away from in the year ended October 31, 2020.

The following table represents impairments by segment for the year ended October 31, 2020:

	Dollar		Pre-	% of Pre-
	Amount of	% of	Impairment	Impairment
(In millions)	Impairment	Impairments	Value(1)	Value
Northeast	$-	-%	$-	-%
Mid-Atlantic	-	-%	-	-%
Midwest	2.0	100.0%	4.8	41.7%
Southeast	-	-%	-	-%
Southwest	-	-%	-	-%
West	-	-%	-	-%
Total	$2.0	100.0%	$4.8	41.7%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2020	2019	2018
Land and lot sales	$16,905	$9,211	$24,277
Cost of sales, excluding interest	11,154	8,540	10,661
Land and lot sales gross margin, excluding interest	5,751	671	13,616
Land and lot sales interest expense	156	205	4,097
Land and lot sales gross margin, including interest	$5,595	$466	$9,519

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were seven land sales during the year ended October 31, 2020, compared to six in the prior year, resulting in a $7.7 million increase in land sales revenue. There were six land sales in the year ended October 31, 2019, compared to four in the prior year. Despite an increase in the number of land sales in fiscal 2019, there was a significant land sale in the Northeast segment in fiscal 2018 which resulted in a $15.1 million decrease in land sales revenue during fiscal 2019.

Land sales and other revenues increased $6.6 million for the year ended October 31, 2020 and decreased $18.6 million for the year ended October 31, 2019 compared to the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The increase from fiscal 2019 to fiscal 2020 and the decrease from fiscal 2018 to fiscal 2019 was mainly due to the fluctuations in land sales revenue noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $5.5 million to $161.3 million for the year ended October 31, 2020 as compared to the year ended October 31, 2019. The decrease was primarily attributed to lower selling overhead and advertising costs, as a result of the reduction of our community count and a reduced need for advertising as home sales have improved. SGA expenses increased $7.6 million to $166.8 million for the year ended October 31, 2019 as compared to the year ended October 31, 2018. The increase was primarily related to a decrease of unconsolidated joint venture management fees received of $4.2 million, which offset general and administrative expenses, as a result of less unconsolidated joint venture deliveries, and $3.3 million less of a reduction of our construction defect reserves (a $6.9 million reduction in fiscal 2019 as compared to $10.2 million reduction in fiscal 2018) based on our annual actuarial analysis.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Year Ended October 31,
		Variance		Variance
		2020		2019
		Compared		Compared
	2020	to 2019	2019	to 2018	2018
Northeast
Homebuilding revenue	$192,069	$67,697	$124,372	$8,076	$116,296
Income before income taxes	$30,371	$9,417	$20,954	$85	$20,869
Homes delivered	348	156	192	14	178
Average sales price	$504,675	$(104,122)	$608,797	$69,404	$539,393
Mid-Atlantic
Homebuilding revenue	$403,669	$46,422	$357,247	$2,557	$354,690
Income before income taxes	$34,570	$20,243	$14,327	$(4,430)	$18,757
Homes delivered	755	103	652	(20)	672
Average sales price	$533,307	$(13,739)	$547,046	$20,033	$527,013
Midwest
Homebuilding revenue	$225,718	$21,257	$204,461	$7,862	$196,599
(Loss) income before income taxes	$(1,805)	$(1,156)	$(649)	$(2,177)	$1,528
Homes delivered	727	47	680	18	662
Average sales price	$309,950	$10,341	$299,609	$3,073	$296,536
Southeast
Homebuilding revenue	$232,730	$12,648	$220,082	$(21,538)	$241,620
Income (loss) before income taxes	$1,355	$11,415	$(10,060)	$(146)	$(9,914)
Homes delivered	548	3	545	(51)	596
Average sales price	$423,965	$20,552	$403,413	$4,171	$399,242
Southwest
Homebuilding revenue	$744,197	$114,853	$629,344	$(8,938)	$638,282
Income before income taxes	$68,184	$34,725	$33,459	$(16,393)	$49,852
Homes delivered	2,233	367	1,866	(7)	1,873
Average sales price	$332,871	$(3,250)	$336,121	$(4,278)	$340,399
West
Homebuilding revenue	$472,889	$47,373	$425,516	$40,889	$384,627
Income before income taxes	$16,415	$(23,603)	$40,018	$(7,969)	$47,987
Homes delivered	1,075	64	1,011	145	866
Average sales price	$439,801	$19,105	$420,696	$(22,999)	$443,695

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 54.4% in fiscal 2020 compared to fiscal 2019 primarily due to an 81.3% increase in homes delivered and a $9.0 million increase in land sales and other revenue, partially offset by a 17.1% decrease in average selling price. The decrease in average sales price was the result of new communities delivering smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment in fiscal 2020 compared to some communities delivering in fiscal 2019 that had higher priced, single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the decrease in average sales price was an increase in pricing concessions and a decrease in location premiums in certain communities.

Income before income taxes increased $9.4 million to $30.4 million, which was mainly due to the increase in homebuilding revenues discussed above, a $0.5 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019. This increase was partially offset by a $8.2 million decrease in income from unconsolidated joint ventures for fiscal 2020 compared to fiscal 2019.

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

Mid-Atlantic – Homebuilding revenues increased 13.0% in fiscal 2020 compared to fiscal 2019 primarily due to a 15.8% increase in homes delivered, partially offset by a 2.5% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in fiscal 2020 compared to some communities delivering in fiscal 2019 that had higher priced, larger single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes increased $20.2 million to $34.6 million, mainly due to the increase in homebuilding revenues discussed above, a $2.0 million decrease in selling, general and administrative costs, a $0.8 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019.

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

 Midwest – Homebuilding revenues increased 10.4% in fiscal 2020 compared to fiscal 2019 primarily due to a 6.9% increase in homes delivered and a 3.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2020 compared to some communities delivering in fiscal 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering.

Loss before income taxes increased $1.2 million to a loss of $1.8 million in fiscal 2020 compared to fiscal 2019. The increase was primarily due to a $3.2 million increase in inventory impairment loss and land option write-offs, while gross margin percentage before interest expense was flat for fiscal 2020 compared to fiscal 2019.

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

Income before income taxes decreased $2.2 million to a loss of $0.6 million in fiscal 2019 compared to fiscal 2018. The decrease was primarily due to a $2.0 million increase in selling, general and administrative costs and a $2.1 million increase in inventory impairment loss and land option write-offs, while gross margin percentage before interest expense was flat for fiscal 2019 compared to fiscal 2018.

Southeast – Homebuilding revenues increased 5.7% in fiscal 2020 compared to fiscal 2019 primarily due to a 0.6% increase in homes delivered and a 5.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2020 compared to some communities delivering in fiscal 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases and higher location premium revenue in certain communities.

Income before income taxes of $1.4 million in fiscal 2020 represented an $11.4 million improvement from the prior year due to the increase in homebuilding revenue discussed above, a $3.9 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019.

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

Southwest – Homebuilding revenues increased 18.2% in fiscal 2020 compared to fiscal 2019 primarily due to a 19.7% increase in homes delivered, while average sales price was essentially flat with a 1.0% decrease in fiscal 2020.

Income before income taxes increased $34.7 million to $68.2 million in fiscal 2020 mainly due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019.

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

West – Homebuilding revenues increased 11.1% in fiscal 2020 compared to fiscal 2019 primarily due to a 6.3% increase in homes delivered and a 4.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2020 compared to some communities delivering in fiscal 2019 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes decreased $23.6 million to $16.4 million in fiscal 2020 compared to the prior year due mainly to a significant decrease in gross margin percentage before interest expense, partly as a result of increases in estimated land development costs in some of our communities in the segment.

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

Income before income taxes decreased $8.0 million to $40.0 million in fiscal 2019 compared to the prior year due mainly to a $4.1 million increase in selling, general and administrative costs, a $3.2 million decrease in income from unconsolidated joint ventures to a loss and a slight decrease in gross margin percentage before interest expense.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2020, 2019 and 2018, our conforming conventional loan originations as a percentage of our total loans were 69.1%, 65.8% and 69.8%, respectively. FHA/VA loans represented 29.8%, 29.8%, and 24.6%, respectively, of our total loans. The remaining 1.1%, 4.4% and 5.6% of our loan originations represent loans which exceed conforming conventions. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2020, 2019 and 2018, financial services provided a $32.1 million, $17.6 million and $18.2 million pretax profit, respectively. In fiscal 2020, financial services pretax profit increased $14.5 million from the prior year primarily due to the increase in homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase in fiscal 2020 was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In fiscal 2019, financial services pretax profit decreased $0.6 million from the prior year primarily due to the geographic mix of title company activity within each period. In the market areas served by our wholly owned mortgage banking subsidiaries, 69.3%, 70.9%, and 72.4% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2020, 2019 and 2018, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, legal expenses, rent and facility costs and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased $14.2 million for the year ended October 31, 2020 compared to the year ended October 31, 2019 and decreased $3.3 million for the year ended October 31, 2019 compared to the year ended October 31, 2018. The increase in expense for fiscal 2020 was mainly due to an increase in stock compensation expense, primarily attributed to our long-term incentive plans achieving above target metrics for the plan years 2018 and 2019 as a result of current year profit. Also contributing to the increase in expense for fiscal 2020 were additional costs pertaining to software licenses and support fees for cybersecurity and monitoring services. The decrease in expense for fiscal 2019 was due to decreased legal fees (including litigation) related to financing transactions and higher costs for ongoing litigations involving the Company during fiscal 2018 which did not recur in fiscal 2019, along with a decrease in stock compensation expense, primarily due to the cancellation of certain stock awards that did not meet their performance criteria in fiscal 2019. Also impacting the decrease for fiscal 2019 was an increase in the adjustment to reserves for self-insured medical claims, which were reduced based on claim estimates.

Other Interest

Other interest increased $13.7 million to $103.8 million for the year ended October 31, 2020 compared to October 31, 2019, and decreased $13.2 million to $90.1 million for the year ended October 31, 2019 compared to October 31, 2018. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2020, the increase was because we incurred more interest from our third-party inventory financing during fiscal 2020, and as a result of the financing transactions we completed in the fourth quarter of fiscal 2019 and first quarter of fiscal 2020. In fiscal 2019, the decrease was due to our assets that qualify for interest capitalization increasing by more than our debt, therefore the amount of directly expensed interest decreased.

Gain (Loss) on Extinguishment of Debt

On December 10, 2019, K. Hovnanian entered into a credit agreement providing for $81.5 million of senior secured 1.75 lien term loans in exchange for $163.0 million of senior unsecured term loans. On December 10, 2019, K. Hovnanian also issued $158.5 million of 10.0% Senior Secured 1.75 Lien Notes due 2025 in exchange for $23.2 million of 10.0% Senior Secured Notes due 2022 and $141.7 million 10.5% Senior Secured Notes due 2024. These transactions were accounted for in accordance with ASC 470-60, resulting in a net gain on extinguishment of debt of $9.2 million. During the year ended October 31, 2020, the Company repurchased in open market transactions $25.5 million aggregate principal amount of 10.0% Senior Secured Notes due 2022. The aggregate purchase price for these repurchases was $21.4 million, which included accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $4.1 million for the year ended October 31, 2020, net of the write-off of unamortized financing costs and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as "Gain (loss) on extinguishment of debt".

As a result of the financing transactions we consummated on October 31, 2019 and discussed under Note 9 to the Consolidated Financial Statements, we incurred a $42.4 million loss on extinguishment of debt, a majority of which was non-cash.

We incurred a $7.5 million loss on extinguishment of debt during the year ended October 31, 2018 due to several financing and refinancing transactions completed in fiscal 2018 as described in Note 9 to the Consolidated Financial Statements.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $12.3 million for the year ended October 31, 2020 from income of $28.9 million for the year ended October 31, 2019 to income of $16.6 million. The decrease was primarily due to the recognition of our share of income from certain of our joint ventures delivering fewer homes in fiscal 2020 as compared to the prior  year. Also impacting the decrease was income recorded in the first quarter of fiscal 2019 related to the return of capital from an unconsolidated joint venture for which we had previously written-off our investment. Income from unconsolidated joint ventures increased $4.9 million for the year ended October 31, 2019 from income of $24.0 million for the year ended October 31, 2018 to income of $28.9 million. The increase is due to our share of income from certain of our joint ventures delivering more homes resulting in increased profits for fiscal 2019 compared to fiscal 2018.

Total Taxes

The total income tax expense of $4.5 million, $2.4 million, and $3.6 million for the years ending October 31, 2020, 2019 and 2018, respectively, was primarily related to state tax expense from income generated in states where we do not have net operating loss ("NOL") carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets (“DTAs”) quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2020, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. As listed in Note 11 to the Consolidated Financial Statements, in order of the weighting of each factor is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $577.5 million as of October 31, 2020, which fully reserves for our DTAs, is appropriate.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2020, we had $88.9 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $1.3 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

Unconsolidated Joint Ventures

As discussed in Note 20 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $540.2 million at October 31, 2020 and $539.7 million at October 31, 2019. Our investments in unconsolidated joint ventures totaled $103.2 million at October 31, 2020 and $127.0 million at October 31, 2019. As of October 31, 2020 and 2019, our unconsolidated joint ventures had outstanding debt totaling $117.2 and $186.9 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. While we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay our outstanding debt or to support the value of the collateral underlying the outstanding debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material to our consolidated financial statements. See also Note 19 – Variable Interest Entities in the Notes to Consolidated Financial Statements. We determined that none of our joint ventures at October 31, 2020 and 2019 were a variable interest entity. All our unconsolidated joint ventures were accounted for under the equity method because we did not have a controlling financial interest.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2020.

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (2)(3)(4)	$2,185,741	$136,175	$369,663	$310,645	$1,369,258
Operating leases	24,788	8,880	11,804	2,997	1,107
Total	$2,210,529	$145,055	$381,467	$313,642	$1,370,365

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $1.0 million recorded for financial reporting purposes as of October 31, 2020 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our senior secured and unsecured term loan credit facilities, senior secured and senior notes and other notes payable and $750.0 million of related interest payments for the life of such debt.

(3)	Does not include $135.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2020.

We had outstanding letters of credit and performance bonds of $11.3 million and $194.4 million, respectively, at October 31, 2020, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 52.4% of our homebuilding cost of sales for fiscal 2020.

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	The outbreak and spread of COVID-19 and the measures that governments, agencies, law enforcement and/or health authorities implement to address it;
●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Adverse weather and other environmental conditions and natural disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Shortages in, and price fluctuations of, raw materials and labor, including due to changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products and related trade disputes with and retaliatory measures taken by other countries;
●	Reliance on, and the performance of, subcontractors;
●	Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;
●	Increases in cancellations of agreements of sale;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards; and
●	Loss of key management personnel or failure to attract qualified personnel.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2020 and 2019, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2020 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	10/31/2020
Long term debt(1)(2):
Fixed rate	$-	$111,214	$-	$69,683	$-	$1,254,852	$1,435,749	$1,241,570

Weighted-average interest rate	-%	10.0%	-%	10.50%	-%	9.38%	9.48%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2020.

(2) Does not include $135.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

	Long-Term Debt as of October 31, 2019 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	10/31/2019
Long term debt(1)(2):
Fixed rate	$-	$-	$218,994	$-	$211,391	$1,118,720	$1,549,105	$1,310,638

Weighted-average interest rate	-%	-%	10.0%	-%	10.50%	8.51%	8.99%

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 59.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2020. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2020 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 30, 2021, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	63	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
J. Larry Sorsby	65	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	50	Senior Vice President, Treasurer and Chief Accounting Officer	2004

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

Mr. O’Connor joined the Company in April 2004 as Vice President and Associate Corporate Controller. In December 2007, he was promoted to Vice President, Corporate Controller and in May 2011, he also became Vice President, Chief Accounting Officer. In April 2020, Mr. O'Connor was promoted to Senior Vice President and Treasurer and continues in his role of Chief Accounting Officer. Prior to joining the Company, Mr. O’Connor was the Corporate Controller for Amershem Biosciences, and prior to that a Senior Manager in the audit practice of PricewaterhouseCoopers LLP.

Code of Ethics and Corporate Governance Guidelines

In more than 60 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, chief accounting officer, and all other associates of our Company, including our directors and other officers.

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 30, 2021.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 30, 2021.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 30, 2021.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 30, 2021.

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

4(y)	Description of the Registrant’s securities.(Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
4(z)	Fourth Supplemental Indenture, dated as of March 25, 2020, relating to the additional 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of the additional 11.25% Senior Secured 1.5 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant field on March 26, 2020).
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

10(e)

Second Amendment, dated as of October 31, 2019, to the $212,500,000 Credit Agreement, dated as of January 29, 2018, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises Inc., the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).

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

10(cc)*	Form of Incentive Stock Option Agreement (2012) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(dd)*	Form of Stock Option Agreement (2012) for Directors (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(ee)*	Form of Letter Agreement entered into with Lucian Theon Smith III (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2017 of the Registrant).
10(ff)*

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

10(kk)*	Form of 2020 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
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

10(jjj)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(kkk)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(lll)*	Director Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(mmm)*	Retirement Agreement, dated as of May 18, 2020, between Hovnanian Enterprises, Inc. and Lucian T. Smith III (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended April 30, 2020 of the Registrant).
10(nnn)*	2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 25, 2020).
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

10(hhhh)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(iiii)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(jjjj)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(kkkk)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(llll)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C.
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2020, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2020 and October 31, 2019, (ii) the Consolidated Statements of Operations for the years ended October 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2020, 2019 and 2018 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
* Management contracts or compensatory plans or arrangements.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

ITEM 16

Form 10-K Summary

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 22, 2020, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ J. LARRY SORSBY	Executive Vice President, Chief Financial Officer and Director
J. Larry Sorsby	(Principal Financial Officer)

/s/ BRAD G. O’CONNOR	Senior Vice President, Treasurer and Chief Accounting Officer
Brad G. O’Connor	(Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ JOSEPH A. MARENGI	Chairman of Compensation Committee and Director
Joseph A. Marengi

/s/ VINCENT PAGANO JR.	Chairman of Corporate Governance and Nominating Committee and Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2020 and 2019, the related consolidated statements of operations, equity deficit, and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 22, 2020

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
(In thousands)	2020	2019
ASSETS
Homebuilding:
Cash and cash equivalents	$262,489	$130,976
Restricted cash and cash equivalents	14,731	20,905
Inventories:
Sold and unsold homes and lots under development	921,594	993,647
Land and land options held for future development or sale	91,957	108,565
Consolidated inventory not owned	182,224	190,273
Total inventories	1,195,775	1,292,485
Investments in and advances to unconsolidated joint ventures	103,164	127,038
Receivables, deposits and notes, net	33,686	44,914
Property, plant and equipment, net	18,185	20,127
Prepaid expenses and other assets	58,705	45,704
Total homebuilding	1,686,735	1,682,149

Financial services	140,607	199,275
Total assets	$1,827,342	$1,881,424

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$135,122	$203,585
Accounts payable and other liabilities	359,274	320,193
Customers’ deposits	48,286	35,872
Liabilities from inventory not owned, net of debt issuance costs	131,204	141,033
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,431,110	1,479,990
Accrued Interest	35,563	19,081
Total homebuilding	2,140,559	2,199,754

Financial services	119,045	169,145
Income taxes payable	3,832	2,301
Total liabilities	2,263,436	2,371,200

Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2020 and 2019	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 5,990,310 shares at October 31, 2020 and 5,973,727 shares at October 31, 2019	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 649,886 shares at October 31, 2020 and 650,363 shares at October 31, 2019	7	7
Paid in capital - common stock	718,110	715,504
Accumulated deficit	(1,175,045)	(1,225,973)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at October 31, 2020 and 2019	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(436,929)	(490,463)
Noncontrolling interest in consolidated joint ventures	835	687
Total equity deficit	(436,094)	(489,776)
Total liabilities and equity	$1,827,342	$1,881,424

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands except per share data)	2020	2019	2018
Revenues:
Homebuilding:
Sale of homes	$2,252,029	$1,949,682	$1,906,228
Land sales and other revenues	19,710	13,082	31,650
Total homebuilding	2,271,739	1,962,764	1,937,878
Financial services	72,162	54,152	53,355
Total revenues	2,343,901	2,016,916	1,991,233

Expenses:
Homebuilding:
Cost of sales, excluding interest	1,848,486	1,604,777	1,566,555
Cost of sales interest	74,330	70,725	60,685
Inventory impairment loss and land option write-offs	8,813	6,288	3,501
Total cost of sales	1,931,629	1,681,790	1,630,741
Selling, general and administrative	161,261	166,784	159,202
Total homebuilding expenses	2,092,890	1,848,574	1,789,943

Financial services	40,060	36,525	35,128
Corporate general and administrative	80,553	66,364	69,632
Other interest	103,801	90,056	103,297
Other operations	1,096	1,561	1,584
Total expenses	2,318,400	2,043,080	1,999,584
Gain (loss) on extinguishment of debt	13,337	(42,436)	(7,536)
Income from unconsolidated joint ventures	16,565	28,932	24,033
Income (loss) before income taxes	55,403	(39,668)	8,146
State and federal income tax provision:
State	4,475	2,449	3,626
Federal	-	-	-
Total income taxes	4,475	2,449	3,626
Net income (loss)	$50,928	$(42,117)	$4,520

Per share data:
Basic:
Net income (loss) per common share	$7.48	$(7.06)	$0.73
Weighted-average number of common shares outstanding	6,189	5,968	5,941
Assuming dilution:
Net income (loss) per common share	$7.03	$(7.06)	$0.72
Weighted-average number of common shares outstanding	6,584	5,968	6,072

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY DEFICIT

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total
Balance, October 31, 2017	5,291,412	$58	612,304	$6	5,600	$135,299	$708,002	$(1,188,376)	$(115,360)	$-	$(460,371)
Stock options, amortization and issuances	1,210						802				802
Restricted stock amortization, issuances and forfeitures	20,672		9,834				1,545				1,545
Conversion of Class B to Class A common stock	134		(134)								-
Net income								4,520			4,520
Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)
Stock options, amortization and issuances							808				808
Restricted stock amortization, issuances and forfeitures	11,210		922	1			(126)				(125)
Issuance of shares for debt	178,427	2					4,473				4,475
Conversion of Class B to Class A common stock	232		(232)								-
Changes in noncontrolling interest in consolidated joint ventures										687	687
Net (loss)								(42,117)			(42,117)
Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)
Stock options, amortization and issuances							387				387
Restricted stock amortization, issuances and forfeitures	14,310		1,796				2,219				2,219
Issuance of shares for debt											-
Conversion of Class B to Class A common stock	2,273		(2,273)								-
Changes in noncontrolling interest in consolidated joint ventures										148	148
Net income								50,928			50,928
Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$50,928	$(42,117)	$4,520
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,304	4,172	3,156
Compensation from stock options and awards	2,779	721	3,669
Amortization of bond discounts, premiums and deferred financing costs	1,891	8,128	8,822
Gain on sale and retirement of property and assets	(81)	(25)	(3,619)
Income from unconsolidated joint ventures	(16,565)	(28,932)	(24,033)
Distributions of earnings from unconsolidated joint venture	35,387	29,919	-
(Gain) loss on extinguishment of debt	(13,337)	42,436	7,536
Noncontrolling interest in consolidated joint ventures	148	4	-
Inventory impairment and land option write-offs	8,813	6,288	3,501
(Increase) decrease in assets:
Origination of mortgage loans	(1,306,279)	(1,089,825)	(1,069,519)
Sale of mortgage loans	1,367,903	1,054,535	1,071,250
Receivables, prepaids, deposits and other assets	20,519	(15,911)	20,669
Inventories	87,897	(220,608)	(58,801)
Increase (decrease) in liabilities:
State and federal income tax payable	1,531	(1,033)	1,107
Customers’ deposits	12,414	5,786	(3,686)
Accounts payable, accrued interest and other accrued liabilities	33,576	(2,665)	(31,394)
Net cash provided by (used in) operating activities	292,828	(249,127)	(66,822)
Cash flows from investing activities:
Proceeds from sale of property and assets	112	29	38,303
Purchase of property, equipment, and other fixed assets and acquisitions	(3,380)	(4,005)	(5,193)
Investment in and advances to unconsolidated joint ventures	(19,924)	(13,256)	(26,271)
Distributions of capital from unconsolidated joint ventures	25,332	8,925	28,662
Net cash provided by (used in) investing activities	2,140	(8,307)	35,501
Cash flows from financing activities:
Proceeds from mortgages and notes	278,577	318,462	181,101
Payments related to mortgages and notes	(348,371)	(209,445)	(162,192)
Proceeds from model sale leaseback financing programs	19,200	33,188	22,749
Payments related to model sale leaseback financing programs	(23,646)	(25,791)	(30,123)
Proceeds from land bank financing programs	68,060	104,961	18,827
Payments related to land bank financing programs	(73,999)	(33,902)	(38,991)
Proceeds from partner contributions to consolidated joint venture	-	683	-
Net (payments) proceeds related to mortgage warehouse lines of credit	(53,077)	27,101	(1,388)
Payments related to unsecured revolving credit facility	-	-	(52,000)
Payments related to senior secured term loan facility	-	-	(76,829)
Proceeds from senior unsecured term loan facility	-	-	202,547
Borrowings from senior secured credit facility	125,000	-	-
Payments related to senior secured credit facility	(125,000)	-	-
Proceeds from senior secured notes, net of discount	-	578,231	-
Payments related to senior secured, senior, senior amortizing and senior exchangeable notes	(21,240)	(570,032)	(285,095)
Deferred financing costs from land banking financing programs and note issuances	(13,278)	(16,748)	(8,035)
Net cash (used in) provided by financing activities	(167,774)	206,708	(229,429)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	127,194	(50,726)	(260,750)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of year	182,266	232,992	493,742
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of year	$309,460	$182,266	$232,992

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$89,484	$109,107	$112,016
Income taxes	$3,013	$3,483	$2,520

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$262,489	$130,976	$187,871
Homebuilding: Restricted cash and cash equivalents	14,731	20,905	12,808
Financial Services: Cash and cash equivalents, included in Financial services assets	4,854	5,578	6,948
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	27,386	24,807	25,365
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$309,460	$182,266	$232,992

See notes to consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

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

In the first quarter of fiscal 2020, K. Hovnanian, the issuer of our notes, completed a debt for debt exchange whereby it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024. K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its unsecured term loans for $81.5 million in aggregate principal amount of 1.75 Lien secured term loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028. See Note 9 for further information.

In the second quarter of fiscal 2020, K. Hovnanian, the issuer of the notes, completed a debt for debt exchange whereby it issued $59.1 million aggregate principal amount of additional 11.25% 1.5 Lien Notes due 2026 in exchange for $59.1 million aggregate principal amount of 10.0% Senior Secured Notes due 2022 Notes. See Note 9 for further information.

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

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for each of the years ended October 31, 2020, 2019 and 2018. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia, including in 116 consolidated active selling communities at October 31, 2020. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Codification (“ASC”) 606-10, “ Revenue fr

om Contracts with Customers,” revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2020 and 2019, $15.5 million and $143.1 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, senior secured revolving credit facility, accrued interest, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes. The fair value of the senior secured credit facility, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities or when not available, are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. The fair value of all of our other financial instruments approximates their carrying amounts.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2020, we did not mothball any additional communities, or sell any previously mothballed communities, but we re-activated one previously mothballed community and also re-activated a portion of one previously mothballed community. As of October 31, 2020 and 2019, the net book value associated with our 12 and 13 total mothballed communities was $11.4 million and $13.8 million, respectively, which was net of impairment charges recorded in prior periods of $122.2 million and $138.1 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2020 and 2019, inventory of $48.8 million and $54.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $47.2 million and $51.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2020 and 2019, inventory of $133.4 million and $136.1 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $84.0 million and $89.8 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2018 to October 31, 2020 ranged from 16.8% to 19.8%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $2.0 million of our total inventories at  October 31, 2020 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at  October 31, 2019. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2020 and 2019, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2020 and 2019 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2020 and 2019. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2020	2019	2018
Interest capitalized at beginning of year	$71,264	$68,117	$71,051
Plus interest incurred(1)	176,457	165,906	161,048
Less cost of sales interest expensed	74,330	70,725	60,685
Less other interest expensed(2)(3)	103,801	90,056	103,297
Less interest contributed to unconsolidated joint venture(4)	4,580	1,978	-
Interest capitalized at end of year(5)	$65,010	$71,264	$68,117

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $61.9 million, $56.9 million and $76.2 million for the years ended October 31, 2020, 2019 and 2018, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $41.9 million, $33.2 million and $27.1 million for the years ended October 31, 2020, 2019 and 2018, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2020	2019	2018
Other interest expensed	$103,801	$90,056	$103,297
Interest paid by our mortgage and finance subsidiaries	2,165	2,536	2,478
(Increase) decrease in accrued interest	(16,482)	16,515	6,241
Cash paid for interest, net of capitalized interest	$89,484	$109,107	$112,016

(4)

Represents capitalized interest which was included as part of the assets contributed to the joint ventures the Company entered into in December 2019 and June 2019 during the years ended October 31, 2020 and 2019, respectively, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these transactions.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. In accordance with ASC 810-10 “Consolidation – Overall,” we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.” If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” If the option has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2019, we wrote down certain unconsolidated joint venture investments by $0.9 million. There were no write-downs in fiscal 2020 or fiscal 2018.

Deferred Bond Issuance Costs - Costs associated with borrowings under our credit facilities and terms loans and the issuance of senior secured and senior notes are capitalized and amortized over the term of each note’s issuance. The capitalization of the costs are recorded as a contra liability within our debt balances, except for the revolving credit facility costs, which are recorded as a prepaid asset.

Debt Issued At a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized up or down, as applicable, to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2020, 2019 and 2018, advertising costs expensed totaled $12.9 million, $17.1 million and $16.4 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $12.0 million and $12.2 million at October 31, 2020 and 2019, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2020 and 2019, we recorded $0.2 million and $0.5 million, respectively, in recoveries. During fiscal 2019, we recorded $1.3 million of additional reserves. There were no write-offs in fiscal 2020 or fiscal 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company on November 1, 2019, and we applied the modified retrospective method of adoption, resulting in no restatement of prior period financial statements. We elected the practical expedient package which allows us to carry forward our original assessment of whether contracts contained leases, lease classification and the initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The adoption of ASU 2016-02 resulted in a gross up on our Condensed Consolidated Balance Sheets for right of use ("ROU") assets and lease liabilities of $23.3 million and $24.4 million, respectively, as of November 1, 2019. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating ROU assets. Our ROU assets are included in “Prepaid expenses and other assets” and the corresponding lease liabilities are included in “Accounts payable and other liabilities” line items on our Consolidated Balance Sheets. The adoption of ASU 2016-02 had no impact on our consolidated statements of operations or cash flows, nor did it have a significant impact on our business processes, systems or internal controls.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with reference rate reform on financial reporting. This guidance was effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company has not yet adopted this guidance and is currently evaluating the potential impact of adoption on our Consolidated Financial Statements.

4.	Leases

We lease certain office space for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842 “Leases” ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office lease terms are generally from three to five years and generally contain renewal options. In accordance with ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining the incremental borrowing rate, we consider the lease period and our collateralized borrowing rates.

Our lease population at October 31, 2020 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Consolidated Balance Sheets.

Lease cost included in our Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

Year Ended October 31,
(In thousands)	2020
Operating lease cost	$10,507
Cash payments on lease liabilities	$9,257

ROU assets are classified within Prepaids and other assets on our Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Consolidated Balance Sheets. The Company recorded a net increase to both its ROU assets and lease liabilities of $2.8 million as a result of lease renewals that commenced during the year ended October 31, 2020. The following table contains additional information about our leases:

(In thousands)	At October 31, 2020
ROU assets	$20,016
Lease liabilities	$21,049
Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate (incremental borrowing rate)	9.6%

Maturities of our operating lease liabilities as of October 31, 2020 are as follows:

Year ending October 31,	(in thousands)
2021	$8,880
2022	7,506
2023	4,298
2024	1,673
2025	1,324
Thereafter	1,107
Total payments	24,788
Less: imputed interest	(3,739)
Present value of lease liabilities	$21,049

Under ASC 840, Leases (ASC 840), the Company’s total net rental expense for the years ended October 31, 2019 and 2018 was $14.8 million and $14.4 million, respectively.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2020 and 2019 were as follows:

	October 31,
(In thousands)	2020	2019

Land and land improvements	$1,639	$1,639
Buildings	9,497	9,155
Building improvements	13,281	11,552
Furniture	4,363	4,338
Equipment, including capitalized software	35,763	35,423
Total	64,543	62,107
Less accumulated depreciation	46,358	41,980
Total	$18,185	$20,127

6. Restricted Cash and Deposits

Homebuilding - Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled $14.7 million and $20.9 million as of October 31, 2020 and 2019, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 9.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Consolidated Balance Sheets, totaled $27.4 million and $24.8 million as of October 31, 2020 and 2019, respectively. Included in these balances were (1) financial services customers’ deposits of $25.4 million at October 31, 2020 and $22.8 million as of October 31, 2019, which are subject to restrictions on our use, and (2) $2.0 million at both October 31, 2020 and 2019 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2020 and 2019, $87.9 million and $143.2 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Consolidated Balance Sheets. As of October 31, 2020 and 2019, we had reserves specifically for 15 and 20 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2020 and 2019 was as follows:

	Year Ended
	October 31,
(In thousands)	2020	2019

Loan origination reserves, beginning of period	$1,268	$2,563
Provisions for losses during the period	196	198
Adjustments to pre-existing provisions for losses from changes in estimates	(6)	(143)
Payments/settlements	-	(1,350)
Loan origination reserves, end of period	$1,458	$1,268

8. Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $135.1 million and $203.6 million (net of debt issuance costs) at October 31, 2020 and 2019, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $368.1 million and $410.2 million, respectively. The weighted-average interest rate on these obligations was 6.4% and 8.3% at October 31, 2020 and 2019, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on December 11, 2020, is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 10, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.14% at October 31, 2020, plus the applicable margin of 2.5%. As of October 31, 2020 and 2019, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $23.5 million and $47.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on February 12, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2020 and 2019, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $31.1 million and $47.6 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on June 18, 2021. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of October 31, 2020 and 2019, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $32.6 million and $45.5 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2020, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of October 31, 2020 and October 31, 2019, were as follows:

	October 31,	October 31,
(In thousands)	2020	2019
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$218,994
10.5% Senior Secured Notes due July 15, 2024	69,683	211,391
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	-
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	103,141
Total Senior Secured Notes	$1,133,990	$1,165,848
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$202,547
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$-
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,549,105
Net (discounts) premiums	$17,521	$(49,145)
Net debt issuance costs	$(22,160)	$(19,970)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,431,110	$1,479,990

(1) $26.0 million of 8.0% Senior Notes due 2027 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At October 31, 2020, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

As of October 31, 2020, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ended October 31, (1)
2021	$-
2022	111,214
2023	-
2024	69,683
2025	-
Thereafter	1,254,852
Total	$1,435,749

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2020.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (subject in the case of the 10.5% 2024 Notes (as defined below), to the 10.5% 2024 Notes Supplemental Indenture (as defined below)) and senior notes outstanding at October 31, 2020 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2020 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2020, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.2 million, which is included in “Gain on extinguishment of debt” on the Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the year ended October 31, 2020 was $1.40, excluding the impact of taxes, as our deferred tax assets are fully reserved by a valuation allowance.

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

During the year ended October 31, 2020, the Company repurchased in open market transactions $25.5 million aggregate principal amount of the 10.0% 2022 Notes. The aggregate purchase price for these repurchases was $21.4 million, which included accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $4.1 million for the year ended October 31, 2020, net of the write-off of unamortized financing costs and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as "Gain on extinguishment of debt".

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

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. Availability under the Secured Credit Agreement will terminate on December 28, 2022. The Secured Revolving Loans bear interest at a rate per annum equal to 7.75%, and interest is payable in arrears, on the last business day of each fiscal quarter. In connection with the entering into of the Secured Credit Agreement, K. Hovnanian terminated the 2018 Secured Credit Facility (as defined under "- Fiscal 2018").

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

The transactions that were consummated on October 31. 2019, as described, are collectively referred to herein as the “2019 Transactions.”  The 2019 Transactions resulted in a loss of extinguishment of debt of $42.4 million for the year ended October 31, 2019, which is included as “Loss on Extinguishment of Debt” on the Consolidated Statement of Operations.

Fiscal 2018

On December 1, 2017, our 6.0% Senior Exchangeable Note Units were paid in full, which units consisted of $53.9 million principal amount of our Senior Exchangeable Notes that matured and the final installment payment of $2.1 million on our 11.0% Senior Amortizing Notes.

On December 28, 2017, the Company and K. Hovnanian announced that they had entered into a commitment letter (the “Commitment Letter”) in respect of certain financing transactions with the GSO Entities, and had commenced a private exchange offer with respect to the 8.0% Senior Notes due 2019 (on November 1, 2019, the maturity of such Notes was extended to 2027) (the “8.0% Notes”) (the “Exchange Offer”).

Pursuant to the Commitment Letter, the GSO Entities agreed to, among other things, provide the principal amount of the following: (i) a senior unsecured term loan credit facility (the “Unsecured Term Loan Facility”) to be borrowed by K. Hovnanian and guaranteed by the Company and certain of its subsidiaries, pursuant to which the GSO Entities committed to lend K. Hovnanian Term Loans consisting of $132.5 million of initial term loans (the “Unsecured Initial Term Loans”) on the settlement date of the Exchange Offer for purposes of refinancing K. Hovnanian’s 7.0% Senior Notes due 2019 (the “7.0% Notes”), and up to $80.0 million of delayed draw term loans (the “Unsecured Delayed Draw Term Loans”) for purposes of refinancing certain of the 8.0% Notes, in each case, upon the terms and subject to the conditions set forth therein, and (ii) a senior secured first lien credit facility (the “2018 Secured Credit Facility”) to be borrowed by K. Hovnanian and guaranteed by certain of its subsidiaries, pursuant to which the GSO Entities committed to lend to K. Hovnanian up to $125.0 million of senior secured first priority loans to fund the repayment of K. Hovnanian’s then outstanding secured term loans and for general corporate purposes, upon the terms and subject to the conditions set forth therein. In addition, pursuant to the Commitment Letter, the GSO Entities committed to purchase, and K. Hovnanian agreed to issue and sell, on January 15, 2019, $25.0 million in aggregate principal amount of additional 10.5% 2024 Notes, upon the terms and subject to conditions set forth therein.

On January 29, 2018, K. Hovnanian, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the Term Loan Facility. K. Hovnanian borrowed the Unsecured Initial Term Loans on February 1, 2018 to fund, together with cash on hand, the redemption on February 1, 2018 of all $132.5 million aggregate principal amount of 7.0% Notes, which resulted in a loss on extinguishment of debt of $0.5 million for the nine months ended July 31, 2018. On May 29, 2018, K. Hovnanian completed the redemption of $65.7 million aggregate principal amount of the 8.0% Notes (representing all of the outstanding 8.0% Notes, excluding the $26 million of 8% Notes held by the Subsidiary Purchaser (as defined below)) with approximately $70.0 million in borrowings on the Unsecured Delayed Draw Term Loans under the Unsecured Term Loan Facility (with the completion of this redemption, the remaining committed amounts under the Unsecured Delayed Draw Term Loans may not be borrowed). This transaction resulted in a loss on extinguishment of debt of $4.3 million for the year ended October 31, 2018. The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Term Loans will mature on February 1, 2027.

On January 29, 2018, K. Hovnanian, the subsidiary guarantors named therein, Wilmington Trust, National Association, as administrative agent, and the GSO Entities entered into the 2018 Secured Credit Facility, which provided for a $125.0 million secured revolving credit facility. This 2018 Secured Credit Facility was terminated on October 31, 2019 in connection with the 2019 Transactions.

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

Secured Obligations

The 10.0% 2022 Notes have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 10.0% 2022 Notes at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021.

The 10.5% 2024 Notes have a maturity of July 15, 2024 and bear interest at a rate of 10.5% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 10.5% 2024 Notes at 105.25% of principal commencing July 15, 2020, at 102.625% of principal commencing July 15, 2021 and at 100.0% of principal commencing July 15, 2022.

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

As of October 31, 2020, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) included (1) $258.9 million of cash and cash equivalents, which included $11.6 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $435.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $185.5 million.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $11.3 million and $19.2 million letters of credit outstanding at October 31, 2020 and October 31, 2019, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2020 and October 31, 2019, the amount of cash collateral in these segregated accounts was $11.6 million and $19.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

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

Financial information relating to HEI’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2020	2019	2018
Revenues:
Northeast	$192,069	$124,372	$116,296
Mid-Atlantic	403,669	357,247	354,690
Midwest	225,718	204,461	196,599
Southeast	232,730	220,082	241,620
Southwest	744,197	629,344	638,282
West	472,889	425,516	384,627
Total homebuilding	2,271,272	1,961,022	1,932,114
Financial services	72,162	54,152	53,355
Corporate and unallocated	467	1,742	5,764
Total revenues	$2,343,901	$2,016,916	$1,991,233
Income (loss) before income taxes:
Northeast	$30,371	$20,954	$20,869
Mid-Atlantic	34,570	14,327	18,757
Midwest	(1,805)	(649)	1,528
Southeast	1,355	(10,060)	(9,914)
Southwest	68,184	33,459	49,852
West	16,415	40,018	47,987
Total homebuilding	149,090	98,049	129,079
Financial services	32,102	17,627	18,227
Corporate and unallocated (1)	(125,789)	(155,344)	(139,160)
Income (loss) before income taxes	$55,403	$(39,668)	$8,146

(1) Corporate and unallocated for the year ended October 31, 2020 included corporate general and administrative costs of $80.5 million, interest expense of $61.9 million (a component of Other interest on our Consolidated Statements of Operations), gain on extinguishment of debt of $13.3 million, and $3.3 million of other income and expenses, along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2019 included corporate general and administrative costs of $66.4 million, interest expense of $55.5 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $42.4 million, and $9.0 million of other income and expenses, along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2018 included corporate general and administrative costs of $69.6 million, interest expense of $76.2 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $7.5 million, $14.1 million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building, along with the adjustment to our insurance reserves.

	October 31,
(In thousands)	2020	2019
Assets:
Northeast	$107,748	$163,342
Mid-Atlantic	271,867	264,894
Midwest	106,774	117,242
Southeast	248,506	281,654
Southwest	357,444	357,052
West	278,811	311,919
Total homebuilding	1,371,150	1,496,103
Financial services	140,607	199,275
Corporate and unallocated	315,585	186,046
Total assets	$1,827,342	$1,881,424

	October 31,
(In thousands)	2020	2019
Investments in and advances to unconsolidated joint ventures:
Northeast	$14,646	$49,340
Mid-Atlantic	11,055	9,166
Midwest	498	4,382
Southeast	66,234	52,983
Southwest	9,965	10,019
West	64	(33)
Total homebuilding	102,462	125,857
Corporate and unallocated	702	1,181
Total investments in and advances to unconsolidated joint ventures	$103,164	$127,038

	Year Ended October 31,
(In thousands)	2020	2019	2018
Homebuilding interest expense:
Northeast	$13,636	$10,011	$11,811
Mid-Atlantic	16,076	18,563	15,051
Midwest	9,377	7,121	5,874
Southeast	17,005	18,798	14,934
Southwest	29,898	27,731	21,820
West	30,222	23,051	18,309
Total homebuilding	116,214	105,275	87,799
Corporate and unallocated	61,917	55,506	76,183
Financial services interest expense (1)	(35)	334	104
Total interest expense, net	$178,096	$161,115	$164,086

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2020	2019	2018
Depreciation:
Northeast	$229	$188	$135
Mid-Atlantic	264	209	63
Midwest	1,112	1,097	1,106
Southeast	327	230	124
Southwest	699	331	70
West	801	326	45
Total homebuilding	3,432	2,381	1,543
Financial services	13	14	14
Corporate and unallocated	1,859	1,777	1,599
Total depreciation	$5,304	$4,172	$3,156

	Year Ended October 31,
(In thousands)	2020	2019	2018
Net additions to operating properties and equipment:
Northeast	$43	$107	$142
Mid-Atlantic	165	168	318
Midwest	861	237	621
Southeast	102	221	701
Southwest	776	741	23
West	846	921	55
Total homebuilding	2,793	2,395	1,860
Financial services	-	-	-
Corporate and unallocated	587	1,610	3,333
Total net additions to operating properties and equipment	$3,380	$4,005	$5,193

	Year Ended October 31,
(In thousands)	2020	2019	2018
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$11,039	$19,242	$20,231
Mid-Atlantic	(292)	3,404	799
Midwest	(103)	(432)	(775)
Southeast	820	1,310	(2,032)
Southwest	5,111	7,951	5,165
West	(10)	(2,543)	645
Total equity in earnings from unconsolidated joint ventures	$16,565	$28,932	$24,033

11. Income Taxes

Income taxes payable, including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2020	2019
State income taxes:
Current	$3,832	$2,301
Deferred	-	-
Federal income taxes:
Current	-	-
Deferred	-	-
Total	$3,832	$2,301

The provision for income taxes is composed of the following charges:

	Year Ended October 31,
(In thousands)	2020	2019	2018
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	4,475	2,449	3,626
Total current income tax expense:	4,475	2,449	3,626
Federal	-	-	-
State	-	-	-
Total deferred income tax expense:	-	-	-
Total	$4,475	$2,449	$3,626

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $183.0 million (tax effected $38.4 million) and $4.0 million (tax effected $0.8 million) for the years ended October 31, 2020 and 2019, respectively. The current federal income tax expense did not include the use of federal net operating losses for the year ended October 31, 2018.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $72.5 million, $1.3 million and $4.4 million for the years ended October 31, 2020, 2019 and 2018, respectively.

The total income tax expense of $4.5 million, $2.4 million, and $3.6 million for the periods ending October 31, 2020, 2019 and 2018, respectively, was primarily related to state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

Our federal net operating losses of $1.4 billion expire between 2028 and 2038, and $15.7 million have an indefinite carryforward period. Of our $2.4 billion of state NOLs, $232.6 million expire between 2021 through 2025; $1.3 billion expire between 2026 through 2030; $587.9 million expire between 2031 through 2035; $239.2 million expire between 2036 through 2040; and $48.8 million have an indefinite carryforward period.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the year ended October 31, 2020. The Company deferred the timing of estimated payments and payroll taxes as permitted by federal and state legislation, including under the CARES Act. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

Deferred federal and state income tax assets ("DTAs") primarily represent the deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our DTAs quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

As of October 31, 2020, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $577.5 million as of October 31, 2020, which fully reserves for our DTAs, is appropriate.

1.

As of October 31, 2020, on a tax basis, the Company had pre-tax income when adjusted for permanent differences on a three-year cumulative basis. However, on a U.S. GAAP basis, the Company has generated only $23.8 million of cumulative pre-tax income in the three years ended October 31, 2020. That cumulative profit was generated over those three years as follows: $8.1 million in fiscal 2018, $39.7 million loss in fiscal 2019 and $55.4 million of income in fiscal 2020. As noted, we had a significant loss in fiscal 2019 and generated a low level of profit in fiscal 2018. While the fiscal 2020 profit is a positive for the Company, it benefited greatly from the extremely strong housing market in the last half of the year. This strong market, as a result of low interest rates and lack of available supply from resale, resulted in contract pace per average active selling community of 17.8 and 16.4 for the third and fourth quarters of fiscal 2020, respectively, both of which are higher than any quarterly sales per community ever recorded by the Company. This increase in sales pace resulted in a 61.3% increase in dollar value of our backlog from October 31, 2019 to October 31, 2020. The Company believes that it is premature to conclude that this pace is sustainable, and in fact the pace has slowed somewhat in November 2020. We remain uncertain regarding the full long-term magnitude or duration of the business and economic impacts from the unprecedented COVID-19 pandemic. Further, it remains unknown whether recent, current or anticipated demand will continue once the current COVID-19 pandemic subsides. These uncertainties bring into doubt the Company’s ability to generate substantive positive income prospectively. Per ASC 740, cumulative losses are one of the most objectively verifiable forms of negative evidence. (Negative Objective Evidence)

2.

Over the last several years, we have completed a number of debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. Given our current highly leveraged balance sheet, a downturn in the housing market, perhaps as a result of a prolonged pandemic, would be significantly more damaging to the Company than to other better capitalized homebuilders and make it very difficult for the Company to avoid future losses, given our high interest burden. (Negative Objective Evidence)

4.

We exited several geographic markets over the last few years that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

5.	The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall US economy and government policies and consumer confidence, and impacts of the COVID 19 pandemic, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2020	2019
Deferred tax assets:
Inventory impairment loss	$42,120	$47,000
Uniform capitalization of overhead	3,870	3,917
Warranty and legal reserves	4,848	4,404
Acquisition intangibles	-	424
Compensation	9,554	8,477
Deferred Income	3,793	5,167
Interest Expense	3,930	6,616
Restricted stock bonus	1,644	1,553
Stock options	4,026	4,288
Provision for losses	16,566	16,820
Joint venture loss	3,020	4,392
Federal net operating losses	299,854	334,142
State net operating losses	181,050	184,740
Other	3,259	1,280
Total deferred tax assets	577,534	623,220
Total deferred tax liabilities	-	-
Valuation allowance	(577,534)	(623,220)
Net deferred income taxes	$-	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2020, 2019 and 2018 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2020	2019	2018
Computed “expected” tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	10.6	(5.0)	17.2
Permanent differences, net	53.2	(42.4)	74.0
Deferred tax asset valuation allowance impact	(83.3)	20.8	(70.8)
Tax contingencies	(0.5)	0.5	1.0
Adjustments to prior years’ tax accruals	7.0	(1.0)	2.1
Effective tax rate	8.0%	(6.1)%	44.5%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2020	2019
Unrecognized tax benefit—November 1,	$0.9	$1.2
Gross increases—tax positions in current period	-	-
Lapse of statute of limitations	(0.2)	(0.3)
Unrecognized tax benefit—October 31,	$0.7	$0.9

Related to the unrecognized tax benefits noted above, as of October 31, 2020 and 2019, we recognized a liability for interest and penalties of $0.3 and $0.4 million, respectively. For the year ended October 31, 2020, we recognized $60 thousand of interest and penalties in net income tax benefit. For the years ended October 31, 2019 and 2018, we recognized $32 thousand and $41 thousand, respectively, of interest and penalties in income tax expense.

It is likely that, within the next year, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $0.7 million and $0.9 million for the years ended October 31, 2020 and 2019. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The consolidated federal tax returns have been audited through October 31, 2019 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2016 – 2019.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2020, our discount rate used for the impairments recorded was 17.3%, and for the years ended October 31, 2019 and 2018, our discount rates used for the impairments recorded ranged from 17.3% to 18.3% and 16.8% to 19.8%, respectively. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2020 and 2019, we evaluated inventories of all 354 and 393 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the years ended October 31, 2020 and 2019 for three and nine of those communities (i.e., those with a projected operating loss or other impairment indicators), respectively, with an aggregate carrying value of $5.4 million and $58.9 million, respectively. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses for two of those communities for the fiscal year ended  October 31, 2020, resulting in aggregate impairment losses of $2.0 million. The one community, with an aggregate carrying value of $0.6 million, that did not require a discounted cash flow analysis to be performed during the year ended October 31, 2020 did not have undiscounted future cash flows that exceeded the carrying amount by less than 20%. During the year ended October 31, 2019, six communities that required discounted cash flow analyses were impaired, which resulted in recording aggregate impairment losses of $2.7 million. The three communities that did not require a discounted cash flow analysis to be performed during the year ended  October 31, 2019, had an aggregate carrying value of $41.3 million and undiscounted future cash flows that exceeded the carrying amount by less than 20%. The pre-impairment value in the table below represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments. Our aggregate impairment losses are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory.

The following table represents impairments by segment for fiscal 2020, 2019 and 2018:

(Dollars in millions)	Year Ended October 31, 2020
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Mid-Atlantic	-	-	-
Midwest	2	2.0	4.8
Southeast	-	-	-
Southwest	-	-	-
West	-	-	-
Total	2	$2.0	$4.8

(Dollars in millions)	Year Ended October 31, 2019
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	2	$0.2	$7.8
Mid-Atlantic	1	0.3	1.7
Midwest	1	1.4	4.6
Southeast	1	0.7	2.2
Southwest	1	0.1	1.2
West	-	-	-
Total	6	$2.7	$17.5

(Dollars in millions)	Year Ended October 31, 2018
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	1	$0.4	$1.0
Mid-Atlantic	-	-	-
Midwest	1	0.1	0.5
Southeast	3	1.6	9.7
Southwest	-	-	-
West	-	-	-
Total	5	$2.1	$11.2

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $6.8 million, $3.6 million and $1.4 million for the years ended October 31, 2020, 2019 and 2018, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2020, 2019 and 2018:

	Year Ended October 31,
(In millions)	2020	2019	2018
Northeast	$1.5	$0.6	$0.6
Mid-Atlantic	-	0.5	0.2
Midwest	3.5	0.9	0.1
Southeast	0.8	0.3	-
Southwest	0.6	0.6	0.2
West	0.4	0.7	0.3
Total	$6.8	$3.6	$1.4

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2020	2019	2018

Numerator:
Net earnings (loss) attributable to Hovnanian	$50,928	$(42,117)	$4,520
Less: undistributed earnings allocated to nonvested shares	(4,652)	-	(159)
Numerator for basic earnings (loss) per share	$46,276	$(42,117)	$4,361
Plus: undistributed earnings allocated to nonvested shares	4,652	-	159
Less: undistributed earnings reallocated to nonvested shares	(4,652)	-	(159)
Numerator for diluted earnings (loss) per share	$46,276	$(42,117)	$4,361
Denominator:
Denominator for basic earnings per share	6,189	5,968	5,941
Effect of dilutive securities:
Share-based payments	395	-	131
Denominator for diluted earnings per share – weighted-average shares outstanding	6,584	5,968	6,072
Basic earnings (loss) per share	$7.48	$(7.06)	$0.73
Diluted earnings (loss) per share	$7.03	$(7.06)	$0.72

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million for the year ended  October 31, 2019, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive. For the year ended October 31, 2018, 33 thousand shares of common stock issuable upon the exchange of our 6% senior exchangeable note units (which were issued in fiscal 2012) were excluded from the computation of diluted earnings per share because they were anti-dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million for each of the years ended October 31, 2020, 2019 and 2018, because to do so would have been anti-dilutive for the periods presented.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2020. As of October 31, 2020, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

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

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2020, 2019 and 2018, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $7.4 million, $7.3 million and $7.0 million for the years ended October 31, 2020, 2019 and 2018, respectively.

15. Stock Plans

There were no stock option grants during the year ended October 31, 2020. The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2019 and 2018: risk free interest rate of 1.99% and 2.80%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of  0.56 and 0.50, respectively; a weighted-average expected life of the option of  7.98 years and 8.0 years, respectively; and an estimated forfeiture rate of  7.84% and 9.90%, respectively.

For the years ended October 31, 2020, 2019 and 2018, total stock-based compensation expense was $2.8 million, ($2.6 million post tax), $0.7 million and $3.7 million ($2.0 million post tax), respectively. Included in this total stock-based compensation expense was expense from stock options of $0.4 million, $0.8 million and $0.7 million for the years ended October 31, 2020, 2019 and 2018, respectively. The expense for the years ended  October 31, 2020, 2019 and 2018 includes income of $2.4 million, $2.6 million and $0.8 million, respectively, from previously recognized expense of certain time and performance based restricted stock grants for which the performance metrics were not or are no longer expected to be satisfied.

We have a stock incentive plan for certain officers and key employees and directors. Beginning in fiscal 2020, restricted share units are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. At the time of our annual stock grant in the third quarter of fiscal 2020, each of the five of our existing non-employee directors of the Company were granted a number of shares of restricted stock units subject to a two-year post-vesting holding period, based on the fair market value on the date of grant. Prior to fiscal 2020, options were granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31,	Weighted-Average	October 31,	Weighted-Average	October 31,	Weighted-Average
	2020	Exercise Price	2019	Exercise Price	2018	Exercise Price
Options outstanding at beginning of period	331,481	$53.93	278,569	$73.76	274,423	$85.22
Granted	-	$-	110,975	$9.44	37,825	$56.30
Exercised	-	$-	-	$-	1,210	$49.91
Forfeited	6,560	$26.24	2,038	$53.96	2,000	$64.25
Expired	35,530	$115.28	56,025	$64.41	30,469	$156.95
Options outstanding at end of period	289,391	$47.02	331,481	$53.93	278,569	$73.76
Options exercisable at end of period	145,553		147,019		191,748

There were no options exercised in fiscal 2020 or fiscal 2019. Exercise prices for options outstanding at October 31, 2020 ranged from $7.85 to $157.00. The total intrinsic value of options exercised during fiscal 2018 was $26 thousand. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average fair value of grants made in fiscal 2019 and 2018 was $4.46 and $27.09 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2019 and 2018 was $36.07 and $69.56 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Outstanding	Exercise Price	Life
$7.85 – $38.50	108,150	$9.65	8.58
$38.75 – $58.13	96,995	$50.07	3.76
$61.00 – $90.38	57,300	$67.66	4.11
$118.25 – $157.00	26,946	$142.17	2.76
	289,391	$47.02	5.54

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Exercisable	Exercise Price	Life
$7.85 – $38.50	850	$24.08	3.25
$38.75 – $58.13	82,557	$50.31	3.2
$61.00 – $90.38	35,200	$71.46	1.95
$118.25 – $157.00	26,946	$142.17	2.76
	145,553	$72.28	2.81

Officers and key associates who are eligible to receive equity grants are granted shares of restricted stock units. Prior to fiscal 2020, officers and key associates who were eligible to receive equity grants could elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2020, 2019 and 2018, we granted 142,231 (including 36,731 units to certain of our non-employee directors), 107,650 (including 103,612 units to certain of our non-employee directors) and 20,292 (including 15,904 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 11,503, 8,380 and 5,936 units, relating to awards granted in prior fiscal years, respectively. During the years ended  October 31, 2020 and 2019, 5,567 and 656 restricted stock units were forfeited, respectively.

For the years ended October 31, 2020 and 2018 total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants and performance share units (both discussed below), and the stock portion of the long-term incentive plan (also discussed below) was $2.4 million and $2.8 million, respectively. For the year ended October 31, 2019, total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was income of $0.2 million. In addition to nonvested share awards summarized in the following tables, there were 60,446, 33,643 and 21,609 vested share awards at October 31, 2020, 2019 and 2018, respectively, which were deferred at the participants' election.

A summary of the Company’s nonvested Time-Based share awards for the years ended October 31, 2020, 2019, and 2018 are as follows:

	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date
	2020	Fair Value	2019	Fair Value	2018	Fair Value
Nonvested Time-Based at beginning of period	231,210	$23.01	105,594	$61.77	96,091	$60.50
Granted	142,231	$19.48	164,050	$7.66	37,888	$54.95
Vested	62,309	$17.04	21,329	$45.52	22,821	$55.19
Forfeited	22,267	$57.81	17,106	$86.96	5,564	$20.87
Nonvested Time-Based at end of period	288,865	$19.88	231,210	$23.01	105,594	$61.77

A summary of the Company’s nonvested Performance-Based share awards for the years ended October 31, 2020, 2019, and 2018 are as follows:

	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date
	2020	Fair Value	2019	Fair Value	2018	Fair Value
Nonvested Performance-Based at beginning of period	136,316	$44.22	101,407	$69.28	150,881	$50.26
Granted	183,825	$15.11	56,400	$10.10	47,277	$70.41
Vested	4,284	$57.22	8,655	$42.69	5,390	$72.52
Forfeited	21,385	$70.44	12,836	$93.31	91,361	$38.27
Nonvested Performance-Based at end of period	294,472	$24.64	136,316	$44.22	101,407	$69.28

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”) for certain officers and associates, which are performance based plans. These amounts include adjustments for performance outcomes during the LTIP period. LTIP shares vest in the third, fourth and fifth fiscal years after grant date, subject to certain performance metrics.

Also included in the tables above are 142,500 target Performance-based Performance Share Units (“PSUs”), which were granted to certain officers in fiscal 2020. The PSUs vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved specified revenue goals.

The fair value of the PSU grants is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for 2020 PSU grants: historical volatility factor of the expected market price of our common stock of 108.15% for the two-year period ending on the valuation date, and the concluded risk free rate assumption of 0.19% equals the continuously compounded two-year yield, and dividend yield of zero.

Also included in the tables above are 81,850 target Time-based and 81,250 Performance-based Market Share Units (“MSUs”) of which 56,400 of each Time-based and Performance-based were granted to certain officers in fiscal 2019. There were no MSUs granted in fiscal 2020. MSU grants from fiscal years 2015 through 2018 were reduced by 16,700 Time-based and 20,350 Performance-based MSUs in fiscal 2020, as certain performance conditions at measurement periods were not met and only a portion of the shares were vested, resulting in the reversal of $2.4 million of expense during the period. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1, three years after the MSU grant date (for example, January 1, 2022 for the 2019 MSU grant) and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2019 MSU grants, specified community count improvement (as to 25% of the MSU amount) and pre-tax profit (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2019), (2) for the 2017 and 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2018).

The fair value of the MSU grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model uses the average closing trading price of the Company’s Class A Common Stock on the New York Stock Exchange over the 60-calendar day period ending on the grant date. This model also incorporates the following ranges of assumptions:

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

Based on the terms of our equity compensation plans, awards that are forfeited become available to us for future grants under the plan. As of October 31, 2020, we had 0.2 million shares authorized and remaining for future issuance under our equity compensation plans. In addition, as of October 31, 2020, there were $6.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2020 and 2019, we received $4.4 million and $4.8 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2020 and 2019, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2020 and 2019 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2020 and 2019. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2020 and 2019 were as follows:

	Year Ended October 31,
(In thousands)	2020	2019

Balance, beginning of period	$89,371	$95,064
Additions – Selling, general and administrative	9,587	8,408
Additions – Cost of sales	10,273	6,260
Charges incurred during the period	(20,163)	(18,757)
Changes to pre-existing reserves	(2,651)	(1,604)
Balance, end of period	$86,417	$89,371

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. As a result of reductions in our construction defect claims in recent years and the impact of these reductions on the actuarial analysis on our total reserves, we recorded reductions in our construction defect reserves of $2.5 million in the fourth quarter of fiscal 2020 and $6.9 million in the fourth quarter of fiscal 2019. These reductions are reflected in the changes to pre-existing reserves in the table above.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million and $0.1 million for the fiscal years ended October 31, 2020 and 2019, respectively, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2020, 2019 and 2018, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.7 million, $0.9 million and $0.7 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Mr. Carson Sorsby, the son of J. Larry Sorsby, one of our directors and Chief Financial Officer, was employed by the Company’s mortgage subsidiary. Mr. Carson Sorsby resigned in August 2020. His total commissions from the Company’s mortgage affiliate totaled approximately $265,000, $223,000 and $148,000 in fiscal 2020, 2019 and 2018, respectively.

Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, is employed by the Company. In fiscal 2020, Mr. Hovnanian was Division President of the Northeast Division and in March 2020 he became the Executive Vice President - National Homebuilding Operations. His total compensation was approximately $1,152,000, $609,000 and $514,000 in fiscal 2020, 2019 and 2018, respectively.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. After a series of interim rulemakings, in April 2020 the EPA and the U.S. Army Corps of Engineers formally published the Navigable Waters Protection Rule, which they characterize as more appropriate for determining the scope of waters subject to federal permitting. The new rule took effect in June 2020 in all states except Colorado, where a federal district court issued a preliminary injunction against application of the rule in that state. It is being challenged by 17 states in one lawsuit and by a number of environmental advocacy groups in at least three other lawsuits, as well as in several lawsuits by cattlemen and other rancher groups contending that the new rule still exercises permitting authority over too many waters. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until January 15, 2021. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act.  The trial is currently scheduled for June 21, 2021. Mediation was held in September 2020 with further mediation sessions anticipated in the future.  The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of October 31, 2020 and 2019, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2020, we had total cash and letters of credit deposits amounting to $88.9 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the first quarter of fiscal 2018, we acquired the remaining assets of one of our unconsolidated joint ventures, resulting in a $13.0 million reduction in our investment in the unconsolidated joint venture and a corresponding increase to inventory. During the third quarter of fiscal 2019, we contributed one community we owned to an existing unconsolidated joint venture, resulting in our receiving $15.9 million of net cash. During the first quarter of fiscal 2020, we contributed eight communities we owned, including four active communities, to a new joint venture for $29.8 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2020
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$120,107	$3,454	$123,561
Inventories	389,001	91	389,092
Other assets	27,062	488	27,550
Total assets	$536,170	$4,033	$540,203
Liabilities and equity:
Accounts payable and accrued liabilities	$207,277	$2,152	$209,429
Notes payable	117,179	-	117,179
Total liabilities	324,456	2,152	326,608
Equity of:
Hovnanian Enterprises, Inc.	102,908	1,340	104,248
Others	108,806	541	109,347
Total equity	211,714	1,881	213,595
Total liabilities and equity	$536,170	$4,033	$540,203
Debt to capitalization ratio	36%	0%	35%

	October 31, 2019
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$108,520	$2,203	$110,723
Inventories	397,804	6,038	403,842
Other assets	24,896	233	25,129
Total assets	$531,220	$8,474	$539,694
Liabilities and equity:
Accounts payable and accrued liabilities	$71,297	$592	$71,889
Notes payable	186,882	-	186,882
Total liabilities	258,179	592	258,771
Equity of:
Hovnanian Enterprises, Inc.	120,891	4,747	125,638
Others	152,150	3,135	155,285
Total equity	273,041	7,882	280,923
Total liabilities and equity	$531,220	$8,474	$539,694
Debt to capitalization ratio	41%	0%	40%

As of October 31, 2020 and 2019, respectively, we had payables outstanding of $1.1 million and advances outstanding of $1.4 million to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $103.2 million and $127.0 million at October 31, 2020 and 2019, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the year ended October 31, 2019, we recorded a $0.9 million write down in our investment in one of our unconsolidated joint ventures in the West. During the year ended October 31, 2020 we did not write-down any of our unconsolidated joint venture investments.

	For The Year Ended October 31, 2020
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$435,077	$13,024	$448,101
Cost of sales and expenses	(420,977)	(11,225)	(432,202)
Joint venture net income	$14,100	$1,799	$15,899
Our share of net income	$16,904	$17	$16,921

	For The Year Ended October 31, 2019
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$488,914	$8,704	$497,618
Cost of sales and expenses	(456,563)	(7,948)	(464,511)
Joint venture net income	$32,351	$756	$33,107
Our share of net income	$28,761	$378	$29,139

	For The Year Ended October 31, 2018
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$602,681	$6,418	$609,099
Cost of sales and expenses	(577,106)	(5,173)	(582,279)
Joint venture net income	$25,575	$1,245	$26,820
Our share of net income	$23,904	$623	$24,527

“Income (loss) from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain unconsolidated joint ventures and the deferral of income for lots purchased by us from certain unconsolidated joint ventures. To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $16.0 million, $16.9 million and $21.1 million for the years ended October 31, 2020, 2019 and 2018, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 35% as of October 31, 2020. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2020	2019

Mortgage loans held for sale (1)	Level 2	$104,378	$166,007
Forward contracts	Level 2	(28)	(64)
Total		$104,350	$165,943
Interest rate lock commitments	Level 3	11	$42
Total		$104,361	$165,985

(1)  The aggregate unpaid principal balance was $100.4 million and $161.1 million at October 31, 2020 and 2019, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $890.8 million at October 31, 2020. Loans in process for which interest rates were committed to the borrowers totaled $57.2 million as of October 31, 2020. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2020, the segment had open commitments amounting to $20.0 million to sell MBS with varying settlement dates through November 19, 2020.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Year Ended October 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$3,928	$11	$(28)

Year Ended October 31, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$4,869	$42	$(64)

Year Ended October 31, 2018
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$3,115	$(28)	$13

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2020 and 2019. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

	Year Ended
	October 31, 2020
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$691	$(276)	$415
Land and land options held for future development or sale	Level 3	$4,089	$(1,741)	$2,348

	Year Ended
	October 31, 2019
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$9,670	$(2,494)	$7,176
Land and land options held for future development or sale	Level 3	$7,801	$(185)	$7,616

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.0 million, $2.7 million and $2.1 million for the years ended October 31, 2020, 2019 and 2018, respectively. See Note 12 for further detail of the communities evaluated for impairment.

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

Fair Value as of October 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$107,878	$-	$107,878
10.5% Senior Secured Notes due July 15, 2024	-	-	67,941	67,941
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	132,246	132,246
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	353,500	353,500
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	274,558	274,558
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,723	162,723
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	54,354	-	54,354
5.0% Senior Notes due February 1, 2040	-	10,814	-	10,814
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	13,091	13,091
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	64,465	64,465
Total fair value	$-	$173,046	$1,068,524	$1,241,570

Fair Value as of October 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$189,430	$-	$189,430
10.5% Senior Secured Notes due July 15, 2024	-	166,999	-	166,999
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	103,141	103,141
Senior Notes:
13.5% Senior Notes due February 1, 2026			80,254	80,254
5.0% Senior Notes due February 1, 2040	-	-	31,993	31,993
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	106,499	106,499
Total fair value	$-	$356,429	$954,209	$1,310,638

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2020 and 2019.

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2020 and 2019 is as follows:

	Three Months Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands, except per share data)	2020	2020	2020	2020
Revenues	$683,358	$628,136	$538,351	$494,056
Expenses	641,449	619,269	539,209	509,660
Inventory impairment loss and land option write-offs	2,611	2,364	1,010	2,828
Gain (loss) on extinguishment of debt	-	4,055	(174)	9,456
Income from unconsolidated joint ventures	3,146	5,658	6,221	1,540
Income (loss) before income taxes	42,444	16,216	4,179	(7,436)
State and federal income tax provision	1,810	853	100	1,712
Net income (loss)	$40,634	$15,363	$4,079	$(9,148)
Per share data:
Basic:
Net income (loss) per common share	$5.97	$2.27	$0.63	$(1.49)
Weighted-average number of common shares outstanding	6,221	6,201	6,172	6,161
Assuming dilution:
Net income (loss) per common share	$5.54	$2.16	$0.60	$(1.49)
Weighted-average number of common shares outstanding	6,699	6,518	6,432	6,161

	Three Months Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands, except per share data)	2019	2019	2019	2019
Revenues	$713,590	$482,041	$440,691	$380,594
Expenses	677,429	491,412	461,393	406,558
Inventory impairment loss and land option write-offs	2,687	1,435	1,462	704
Loss on extinguishment of debt	(42,436)	-	-	-
Income from unconsolidated joint ventures	8,376	3,742	7,252	9,562
Loss before income taxes	(586)	(7,064)	(14,912)	(17,106)
State and federal income tax provision	1,221	537	345	346
Net (loss)	$(1,807)	$(7,601)	$(15,257)	$(17,452)
Per share data:
Basic and assuming dilution:
Net (loss) per common share	$(0.30)	$(1.27)	$(2.56)	$(2.93)
Weighted-average number of common shares outstanding	5,982	5,971	5,962	5,958