Form 10-K/A
period 2020-10-31
HOVNANIAN ENTERPRISES INC
filed 2020-12-23
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Hovnanian Enterprises, Inc. (the “Company”) for the year ended October 31, 2020, as filed with the Securities and Exchange Commission on December 22, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of correcting a typographical error on the date of signature of each of the consents on Exhibits 23(a) and 23(b) (the “Consents”) and certifications on Exhibits 31(a), 31(b), 32(a) and 32(b) (the “Certifications”) in the Original Form 10-K. Although the Company had received the signed Consents and Certifications with the correct date, incorrect dates were included in the Original Form 10-K due to administrative error. Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

10(hhhh)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(iiii)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(jjjj)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(kkkk)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(llll)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
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

HOVNANIAN ENTERPRISES, INC.

By:	/s/ BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer
December 22, 2020