Form 10-Q
period 2021-01-31
HOVNANIAN ENTERPRISES INC
filed 2021-03-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,527,133 shares of Class A Common Stock and 624,541 shares of Class B Common Stock were outstanding as of March 1, 2021.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31,	October 31,
	2021	2020
ASSETS
Homebuilding:
Cash and cash equivalents	$172,098	$262,489
Restricted cash and cash equivalents	12,628	14,731
Inventories:
Sold and unsold homes and lots under development	1,011,893	921,594
Land and land options held for future development or sale	103,276	91,957
Consolidated inventory not owned	165,980	182,224
Total inventories	1,281,149	1,195,775
Investments in and advances to unconsolidated joint ventures	93,509	103,164
Receivables, deposits and notes, net	41,240	33,686
Property, plant and equipment, net	17,812	18,185
Prepaid expenses and other assets	60,667	58,705
Total homebuilding	1,679,103	1,686,735

Financial services	171,596	140,607
Total assets	$1,850,699	$1,827,342

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$127,264	$135,122
Accounts payable and other liabilities	328,806	359,274
Customers’ deposits	57,261	48,286
Liabilities from inventory not owned, net of debt issuance costs	119,432	131,204
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,430,213	1,431,110
Accrued Interest	50,041	35,563
Total homebuilding	2,113,017	2,140,559

Financial services	149,628	119,045
Income taxes payable	4,389	3,832
Total liabilities	2,267,034	2,263,436

Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2021 and October 31, 2020	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 5,997,562 shares at January 31, 2021 and 5,990,310 shares at October 31, 2020	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 652,211 shares at January 31, 2021 and 649,886 shares at October 31, 2020	7	7
Paid in capital - common stock	718,832	718,110
Accumulated deficit	(1,156,086)	(1,175,045)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at January 31, 2021 and October 31, 2020	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(417,248)	(436,929)
Noncontrolling interest in consolidated joint ventures	913	835
Total equity deficit	(416,335)	(436,094)
Total liabilities and equity	$1,850,699	$1,827,342

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,
	2021	2020
Revenues:
Homebuilding:
Sale of homes	$551,365	$479,233
Land sales and other revenues	3,802	809
Total homebuilding	555,167	480,042
Financial services	19,497	14,014
Total revenues	574,664	494,056

Expenses:
Homebuilding:
Cost of sales, excluding interest	439,638	396,355
Cost of sales interest	17,165	18,136
Inventory impairment loss and land option write-offs	1,877	2,828
Total cost of sales	458,680	417,319
Selling, general and administrative	40,225	40,674
Total homebuilding expenses	498,905	457,993

Financial services	10,354	9,554
Corporate general and administrative	23,483	19,744
Other interest	23,975	25,003
Other operations	278	194
Total expenses	556,995	512,488
Gain on extinguishment of debt	-	9,456
Income from unconsolidated joint ventures	1,916	1,540
Income (loss) before income taxes	19,585	(7,436)
State and federal income tax provision:
State	626	1,712
Federal	-	-
Total income taxes	626	1,712
Net income (loss)	$18,959	$(9,148)

Per share data:
Basic:
Net income (loss) per common share	$2.79	$(1.49)
Weighted-average number of common shares outstanding	6,225	6,161
Assuming dilution:
Net income (loss) per common share	$2.75	$(1.49)
Weighted-average number of common shares outstanding	6,303	6,161

See notes to condensed consolidated financial statements (unaudited).

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY DEFICIT

Three Months Ended January 31, 2021

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)

Stock options, amortization and issuances							54				54

Restricted stock amortization, issuances and forfeitures	7,207		2,370				668				668

Conversion of Class B to Class A common stock	45		(45)								-

Changes in noncontrolling interest in consolidated joint ventures										78	78

Net income								18,959			18,959

Balance, January 31, 2021	5,527,132	$60	624,542	$7	5,600	$135,299	$718,832	$(1,156,086)	$(115,360)	$913	$(416,335)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY DEFICIT

Three Months Ended January 31, 2020

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$18,959	$(9,148)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,338	1,279
Compensation from stock options and awards	902	(116)
Amortization of bond discounts, premiums and deferred financing costs	209	1,281
Gain on sale and retirement of property and assets	(14)	(2)
Income from unconsolidated joint ventures	(1,916)	(1,540)
Distributions of earnings from unconsolidated joint venture	2,841	9,250
Gain on extinguishment of debt	-	(9,456)
Noncontrolling interest in consolidated joint ventures	78	13
Inventory impairment and land option write-offs	1,877	2,828
(Increase) decrease in assets:
Origination of mortgage loans	(334,272)	(268,465)
Sale of mortgage loans	312,794	345,183
Receivables, prepaids, deposits and other assets	(9,531)	(4,437)
Inventories	(87,251)	(6,058)
Increase (decrease) in liabilities:
State income tax payable	557	1,714
Customers’ deposits	8,975	(2,560)
Accounts payable, accrued interest and other accrued liabilities	(9,605)	(32,122)
Net cash (used in) provided by operating activities	(94,059)	27,644
Cash flows from investing activities:
Proceeds from sale of property and assets	16	9
Purchase of property, equipment, and other fixed assets and acquisitions	(964)	(809)
Investment in and advances to unconsolidated joint ventures	(3,214)	(18,524)
Distributions of capital from unconsolidated joint ventures	12,035	2,521
Net cash provided by (used in) investing activities	7,873	(16,803)
Cash flows from financing activities:
Proceeds from mortgages and notes	64,257	60,437
Payments related to mortgages and notes	(72,235)	(58,725)
Proceeds from model sale leaseback financing programs	1,360	2,368
Payments related to model sale leaseback financing programs	(3,583)	(7,474)
Proceeds from land bank financing programs	15,025	39,620
Payments related to land bank financing programs	(24,726)	(23,544)
Net proceeds (payments) related to mortgage warehouse lines of credit	23,925	(67,204)
Deferred financing costs from land banking financing programs and note issuances	(590)	(10,637)
Net cash provided by (used in) financing activities	3,433	(65,159)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(82,753)	(54,318)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	309,460	182,266
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$226,707	$127,948

Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$9,922	$13,955
Income taxes	$69	$(2)

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$172,098	$81,396
Homebuilding: Restricted cash and cash equivalents	12,628	19,878
Financial Services: Cash and cash equivalents, included in Financial services assets	4,531	4,181
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	37,450	22,493
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$226,707	$127,948

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

2.	Stock Compensation

For the three months ended January 31, 2021, the Company’s total stock-based compensation expense was $0.9 million ($0.8 million post-tax). For the three months ended January 31, 2020, there was stock-based compensation income of $0.1 million, net of expense of $0.6 million, as a result of the cancellation of certain market stock units awards based on performance conditions which were not met. Included in this total stock-based compensation expense was the vesting of stock options of $0.1 million and $0.2 million for the three months ended January 31, 2021 and 2020, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
(In thousands)	2021	2020
Interest capitalized at beginning of period	$65,010	$71,264
Plus interest incurred(1)	41,457	44,334
Less cost of sales interest expensed	17,165	18,136
Less other interest expensed(2)(3)	23,975	25,003
Less interest contributed to unconsolidated joint venture(4)	-	4,580
Interest capitalized at end of period(5)	$65,327	$67,879

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $16.2 million and $14.9 million for the three months ended January 31, 2021 and 2020, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and, therefore, is expensed. This component of other interest was $7.8 million and $10.1 million for the three months ended January 31, 2021 and 2020, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended
	January 31,
(In thousands)	2021	2020
Other interest expensed	$23,975	$25,003
Interest paid by our mortgage and finance subsidiaries	425	770
Increase in accrued interest	(14,478)	(11,818)
Cash paid for interest, net of capitalized interest	$9,922	$13,955

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. In the first quarter of fiscal 2021, the discount rate used for the impairment recorded was 19.3%. In the first quarter of fiscal 2020, we did not record any impairment losses. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the three months ended January 31, 2021 and 2020, we evaluated inventories of all 360 and 383 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the three months ended January 31, 2021 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $2.3 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses and recorded an impairment loss of $0.8 million in the community for the three months ended January 31, 2021, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. We performed undiscounted future cash flow analyses during the three months ended January 31, 2020 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $0.6 million. As a result of our undiscounted future cash flow analyses, the community did not require a discounted cash flow analysis to be performed and therefore, no impairment loss was recorded for the three months ended January 31, 2020.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.1 million and $2.8 million for the three months ended January 31, 2021 and 2020, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended January 31, 2021 and 2020 were 420 and 1,285, respectively. The walk-aways were located in the Southwest and West segments in the first quarter of fiscal 2021 and in the Mid-Atlantic, Midwest and Southeast segments in the first quarter of fiscal 2020.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first quarter of fiscal 2021, we did not mothball any additional communities, but we sold one previously mothballed community and we re-activated a portion of one previously mothballed community. As of  January 31, 2021 and October 31, 2020, the net book value associated with our 11 and 12 total mothballed communities was $9.7 million and $11.4 million, respectively, which was net of impairment charges recorded in prior periods of $120.4 million and $122.2 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at January 31, 2021 and October 31, 2020, inventory of $46.4 million and $48.8 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $45.0 million and $47.2 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at January 31, 2021 and October 31, 2020, inventory of $119.6 million and $133.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $74.4 million and $84.0 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2021 and October 31, 2020, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2021, we had total cash deposits amounting to $90.8 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2021 and 2020, we received $1.5 million and $1.3 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2021 and 2020, our deductible under our general liability insurance is or was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2021 and 2020 is or was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $20 million for fiscal 2021 and 2020. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2021	2020

Balance, beginning of period	$86,417	$89,371
Additions – Selling, general and administrative	2,048	1,941
Additions – Cost of sales	1,898	1,903
Charges incurred during the period	(1,976)	(3,665)
Changes to pre-existing reserves	474	355
Balance, end of period	$88,861	$89,905

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the three months ended January 31, 2021 and 2020, for prior year deliveries.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. For example, for a number of years, the EPA and U.S. Army Corps of Engineers have been engaged in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation. After a series of interim rulemakings, in April 2020 the EPA and the U.S. Army Corps of Engineers formally published the Navigable Waters Protection Rule, which they characterized as more appropriate for determining the scope of waters subject to federal permitting. The new rule took effect in June 2020 in all states except Colorado, where a federal district court issued a preliminary injunction against application of the rule in that state. It is being challenged by 17 states in one lawsuit and by a number of environmental advocacy groups in at least three other lawsuits contending that the rule impermissibly narrows the scope of wetlands subject to Clean Water Act jurisdiction, as well as in several lawsuits by cattlemen and other rancher groups contending that the new rule still exercises permitting authority over too many waters. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until April 20, 2021. We believe that we have adequate reserves for this matter.

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

In December 2020, the NJDEP and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc. in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998, NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. No formal discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2021 and October 31, 2020, $13.2 million and $15.5 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $12.6 million and $14.7 million as of January 31, 2021 and October 31, 2020, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $37.5 million and $27.4 million as of January 31, 2021 and October 31, 2020, respectively. Included in these balances were (1) financial services customers’ deposits of $35.1 million at January 31, 2021 and $25.4 million as of  October 31, 2020, which are subject to restrictions on our use, and (2) $2.4 million at January 31, 2021 and $2.0 million as of October 31, 2020 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our lease population at January 31, 2021 is comprised of operating leases where we are the lessee, and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended	Three Months Ended
(In thousands)	January 31, 2021	January 31, 2020
Operating lease cost	$2,616	$2,591
Cash payments on lease liabilities	$2,298	$2,316

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. The Company recorded an increase to both its ROU assets and lease liabilities of $1.7 million as a result of new leases that commenced during the three months ended January 31, 2021. The following table contains additional information about our leases:

(In thousands)	At January 31, 2021	At October 31, 2020
ROU assets	$19,634	$20,016
Lease liabilities	$20,664	$21,049
Weighted-average remaining lease term (in years)	3.0	3.5
Weighted-average discount rate (incremental borrowing rate)	9.5%	9.6%

Maturities of our operating lease liabilities as of January 31, 2021 are as follows:

Year ended October 31,	(in thousands)
2021 (excluding the three months ended January 31, 2021)	$6,814
2022	7,876
2023	4,737
2024	2,015
2025	1,632
Thereafter	1,162
Total payments	24,236
Less: imputed interest	(3,572)
Present value of lease liabilities	$20,664

10.	Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“ K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale, and therefore these loans are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Condensed Consolidated Statements of Operations in “Revenues: Financial services.”

At January 31, 2021 and October 31, 2020, $111.9 million and $87.9 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of January 31, 2021 and 2020, we had reserves specifically for 15 and 21 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2021 and 2020 was as follows:

	Three Months Ended
	January 31,
(In thousands)	2021	2020

Loan origination reserves, beginning of period	$1,458	$1,268
Provisions for losses during the period	50	40
Adjustments to pre-existing provisions for losses from changes in estimates	-	-
Loan origination reserves, end of period	$1,508	$1,308

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $127.3 million and $135.1 million (net of debt issuance costs) at January 31, 2021 and October 31, 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $383.3 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 5.3% and 6.4% at January 31, 2021 and October 31, 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 10, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.63% at January 31, 2021, plus the applicable margin of 2.5%. As of January 31, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $35.0 million and $23.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which was amended on February 12, 2021 to extend the maturity date and is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 29, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $46.8 million and $31.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on December 30, 2020 and is a short-term borrowing facility through its maturity on December 28, 2021. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of January 31, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $29.3 million and $32.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2021, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2021 and October 31, 2020, were as follows:

	January 31,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$111,214
10.5% Senior Secured Notes due July 15, 2024	69,683	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$1,133,990	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,435,749
Net (discounts) premiums	$15,563	$17,521
Net debt issuance costs	$(21,099)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,430,213	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At January 31, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (subject in the case of the 10.5% 2024 Notes (as defined below), to the 10.5% 2024 Notes Supplemental Indenture (as defined below)) and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at January 31, 2021 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in the case of the payment of dividends, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our Debt Instruments or otherwise affect compliance with any of the covenants contained in our Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2021

There were no transactions related to our debt securities in the first quarter of fiscal 2021.

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.5 million, which is included as “Gain on Extinguishment of Debt” on the Condensed Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the three months ended January 31, 2020 was $0.65, excluding the impact of taxes, as our deferred tax assets are fully reserved by a valuation allowance.

In connection with the 1.75 Lien Exchange Offer, K. Hovnanian obtained consents from a majority of the holders of the 10.5% 2024 Notes (as defined below) to amendments to the indenture under which such 10.5% 2024 Notes were issued and entered into the Tenth Supplemental Indenture dated as of December 6, 2019 among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (the “10.5% 2024 Notes Supplemental Indenture”) to provide for such amendments, which became operative on December 10, 2019. The amendments eliminate most of the restrictive covenants, certain of the affirmative covenants and certain events of default, including eliminating the obligations of subsidiaries that are formed after December 10, 2019 to become guarantors of the 10.5% 2024 Notes and to provide collateral in respect of their assets. As a result, the 10.5% 2024 Notes do not have the same guarantors or collateral as K. Hovnanian’s other secured debt obligations.

The 1.75 Lien Notes were issued under an Indenture, dated as of December 10, 2019, among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 1.75 Lien Notes are guaranteed by HEI and the Notes Guarantors and are secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions. Interest on the 1.75 Lien Notes is payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. The 1.75 Lien Notes have a maturity of November 15, 2025.

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

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility (defined below) and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. Availability under the Secured Credit Agreement will terminate on December 28, 2022. The Secured Revolving Loans bear interest at a rate per annum equal to 7.75%, and interest is payable in arrears, on the last business day of each fiscal quarter.

The 10.0% Senior Secured Notes due 2022 (the "10% 2022 Notes") have a maturity of July 15, 2022 and bear interest at a rate of 10.0% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 10.0% 2022 Notes at 102.50% of principal commencing July 15, 2020 and at 100.0% of principal commencing July 15, 2021.

The 10.5% Senior Secured Notes due 2024 (the "10.5% 2024 Notes" and together with the 10.0% 2022 Notes, the "Second Lien Notes") have a maturity of July 15, 2024 and bear interest at a rate of 10.5% per annum payable semi-annually on January 15 and July 15 of each year, to holders of record at the close of business on January 1 and July 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 10.5% 2024 Notes at 105.25% of principal commencing July 15, 2020, at 102.625% of principal commencing July 15, 2021 and at 100.0% of principal commencing July 15, 2022.

The 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 7.75% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.125 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2022 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” In addition, up to 35% of the original aggregate principal amount of the 1.125 Lien Notes may be redeemed with the net cash proceeds from certain equity offerings at 107.75% of principal at any time prior to February 15, 2022. K. Hovnanian may also redeem some or all of the 1.125 Lien Notes at 103.875% of principal commencing February 15, 2022, at 101.937% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

The 10.5% Senior Secured 1.25 Lien Notes due 2026 (the "1.25 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 10.5% per annum payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.25 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2022 at 100.0% of their principal amount plus an applicable “Make-Whole Amount.” In addition, up to 35% of the original aggregate principal amount of the 1.25 Lien Notes may be redeemed with the net cash proceeds from certain equity offerings at 110.5% of principal at any time prior to February 15, 2022. K. Hovnanian may also redeem some or all of the 1.25 Lien Notes at 105.25% of principal commencing February 15, 2022, at 102.625% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

The 11.25% Senior Secured 1.5 Lien Notes due 2026 (the "1.5 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 11.25% per annum payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. The 1.5 Lien Notes are redeemable in whole or in part at our option at any time prior to February 15, 2026 at 100.0% of their principal amount.

See “—Fiscal 2020” for a discussion of the 1.75 Lien Notes and the Secured Term Loans.

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

As of January 31, 2021, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) included (1) $169.7 million of cash and cash equivalents, which included $9.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $476.7 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $182.0 million.

Unsecured Obligations

The 13.5% Senior Notes due 2026 (the “13.5% 2026 Notes”). The 13.5% 2026 Notes bear interest at 13.5% per annum and mature on February 1, 2026. Interest on the 13.5% 2026 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The 13.5% 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2025 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. At any time and from time to time on or after February 1, 2025, K. Hovnanian may also redeem some or all of the 13.5% 2026 Notes at a redemption price equal to 100.0% of their principal amount.

The 5.0% Senior Notes due 2040 (the “5.0% 2040 Notes”).  The 5.0% 2040 Notes bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 5.0% 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. At any time and from time to time after February 1, 2021, K. Hovnanian may redeem some or all of the 2040 Notes at a redemption price equal to 100.0% of their principal amount.

The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $9.0 million and $11.3 million letters of credit outstanding at January 31, 2021 and October 31, 2020, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2021 and October 31, 2020, the amount of cash collateral in these segregated accounts was $9.3 million and $11.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended
	January 31,
(In thousands, except per share data)	2021	2020

Numerator:
Numerator for basic and diluted earnings (loss) per share	$17,360	$(9,148)
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,225	6,160
Effect of dilutive securities:
Share based payments	78	-
Denominator for diluted earnings per share – weighted average shares outstanding	6,303	6,160
Basic earnings (loss) per share	$2.79	$(1.49)
Diluted earnings (loss) per share	$2.75	$(1.49)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million for the three months ended January 31, 2020 were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.2 million  for both the three months ended January 31, 2021 and 2020, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three months ended January 31, 2021 and 2020, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018 and January 18, 2021, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (NOL) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board of Directors at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2024, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to initially adopt the Rights Plan and the amendments thereto were approved by shareholders. Our stockholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable United States Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three months ended January 31, 2021. As of January 31, 2021, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax expense of $0.6 million recognized for the three months ended January 31, 2021 was primarily related to state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. The total income tax expense of $1.7 million recognized for the three months ended January 31, 2020 was primarily related to state tax expense from the impact of the cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

Our federal net operating losses of $1.4 billion expire between 2028 and 2038, and $22.8 million have an indefinite carryforward period. Of our $2.4 billion of state NOLs, $232.6 million expire between 2021 through 2025; $1.3 billion expire between 2026 through 2030; $587.9 million expire between 2031 through 2035; $239.2 million expire between 2036 through 2040; and $48.8 million have an indefinite carryforward period.

On December 27, 2020, the Consolidated Appropriations Act (CAA) was enacted and signed into U.S. law to provide additional economic relief in response to the ongoing coronavirus pandemic. The CAA did not have a material impact on the Company’s consolidated financial conditions or results of operations as of and for the three months ended January 31, 2021. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

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

As of January 31, 2021, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that all of our DTAs will not be realized. In analyzing these factors, overall the negative evidence, both objective and subjective, outweighed the positive evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $571.5 million as of January 31, 2021, which fully reserves for our DTAs, is appropriate.

1.

As of January 31, 2021, on a tax basis, the Company had pre-tax income when adjusted for permanent differences on a three-year cumulative basis. On a U.S. GAAP basis, the Company has generated only $23.8 million of cumulative pre-tax income in the three years ended October 31, 2020. That cumulative profit was generated over those three years as follows: $8.1 million in fiscal 2018, $39.7 million loss in fiscal 2019 and $55.4 million of income in fiscal 2020. As noted, we had a significant loss in fiscal 2019 and generated a low level of profit in fiscal 2018. While the fiscal 2020 profit, and the results for the first quarter of fiscal 2021, were positives for the Company, those recent periods benefited greatly from the extremely strong housing market since June of 2020. This strong market, as a result of low interest rates and lack of available supply from resale, resulted in contract pace per average active selling community of 17.8 and 16.4 for the third and fourth quarters of fiscal 2020, respectively, and 16.0 for the first quarter of fiscal 2021, all of which are higher than any quarterly sales per community ever recorded by the Company. This increase in sales pace resulted in an 85.2% increase in dollar value of our backlog from January 31, 2020 to January 31, 2021. The Company believes that it is premature to conclude that this pace is sustainable. We remain uncertain regarding the full long-term magnitude or duration of the business and economic impacts from the unprecedented COVID-19 pandemic. Further, it remains unknown whether recent, current or anticipated demand will continue once the current COVID-19 pandemic subsides. These uncertainties bring into doubt the Company’s ability to generate substantive positive income prospectively. (Negative Objective Evidence)

2.

Over the last several years, we have completed a number of debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

We incurred pre-tax losses during the housing market decline and the slower than expected housing market recovery. Given our current highly leveraged balance sheet, a downturn in the housing market, perhaps as a result of a prolonged pandemic, would be significantly more damaging to the Company than to other better capitalized homebuilders and would make it very difficult for the Company to avoid future losses, given our high interest burden. (Negative Objective Evidence)

4.

We exited several geographic markets over the last few years that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

5.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall U.S. economy and government policies and consumer confidence, and impacts of the COVID 19 pandemic, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended
	January 31,
(In thousands)	2021	2020

Revenues:
Northeast	$32,044	$45,276
Mid-Atlantic	92,945	87,759
Midwest	59,157	46,444
Southeast	45,774	36,774
Southwest	190,409	163,899
West	134,832	99,621
Total homebuilding	555,161	479,773
Financial services	19,497	14,014
Corporate and unallocated	6	269
Total revenues	$574,664	$494,056

Income (loss) before income taxes:
Northeast	$4,594	$5,741
Mid-Atlantic	10,701	4,058
Midwest	3,584	(3,443)
Southeast	354	(4,311)
Southwest	21,050	8,620
West	9,677	1,611
Total homebuilding	49,960	12,276
Financial services	9,143	4,460
Corporate and unallocated (1)	(39,518)	(24,172)
Income (loss) before income taxes	$19,585	$(7,436)

(1)  Corporate and unallocated for the three months ended January 31, 2021 included corporate general and administrative costs of $23.5 million, interest expense of $16.2 million (a component of Other interest on our Condensed Consolidated Statements of Operations) and $(0.2) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the three months ended January 31, 2020 included corporate general and administrative costs of $19.7 million, interest expense of $14.9 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(9.5) million of gain on extinguishment of debt and $(0.9) million of other income and expenses primarily related to interest income and stock compensation.

	January 31,	October 31,
(In thousands)	2021	2020

Assets:
Northeast	$138,294	$107,748
Mid-Atlantic	283,805	271,867
Midwest	105,329	106,774
Southeast	251,114	248,506
Southwest	388,793	357,444
West	283,681	278,811
Total homebuilding	1,451,016	1,371,150
Financial services	171,596	140,607
Corporate and unallocated	228,087	315,585
Total assets	$1,850,699	$1,827,342

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

(Dollars in thousands)	January 31, 2021
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$111,412	$2,485	$113,897
Inventories	405,427	35	405,462
Other assets	27,891	-	27,891
Total assets	$544,730	$2,520	$547,250

Liabilities and equity:
Accounts payable and accrued liabilities	$255,642	$1,951	$257,593
Notes payable	100,112	-	100,112
Total liabilities	355,754	1,951	357,705
Equity of:
Hovnanian Enterprises, Inc.	91,675	404	92,079
Others	97,301	165	97,466
Total equity	188,976	569	189,545
Total liabilities and equity	$544,730	$2,520	$547,250
Debt to capitalization ratio	35%	0%	35%

(Dollars in thousands)	October 31, 2020
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$120,107	$3,454	$123,561
Inventories	389,001	91	389,092
Other assets	27,062	488	27,550
Total assets	$536,170	$4,033	$540,203

Liabilities and equity:
Accounts payable and accrued liabilities	$207,277	$2,152	$209,429
Notes payable	117,179	-	117,179
Total liabilities	324,456	2,152	326,608
Equity of:
Hovnanian Enterprises, Inc.	102,908	1,340	104,248
Others	108,806	541	109,347
Total equity	211,714	1,881	213,595
Total liabilities and equity	$536,170	$4,033	$540,203
Debt to capitalization ratio	36%	0%	35%

As of January 31, 2021 and October 31, 2020, we had advances outstanding of $1.4 million and payables outstanding of $1.1 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $93.5 million and $103.2 million at January 31, 2021 and October 31, 2020, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the three months ended January 31, 2021 and 2020, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended January 31, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$71,464	$263	$71,727
Cost of sales and expenses	(71,273)	(28)	(71,301)
Joint venture net income	$191	$235	$426
Our share of net income	$1,911	$95	$2,006

	Three Months Ended January 31, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$86,964	$3,740	$90,704
Cost of sales and expenses	(88,551)	(4,953)	(93,504)
Joint venture net loss	$(1,587)	$(1,213)	$(2,800)
Our share of net income (loss)	$1,470	$(606)	$864

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

The reason “Our share of net income (loss)” is higher (lower) than the “Joint venture net income (loss)” shown in the tables above for both the three months ended January 31, 2021 and 2020, is because we have varying ownership percentages, ranging from 20% to over 50%, in our 11 unconsolidated joint ventures. Therefore, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures that results in us having a higher overall percentage of income in the aggregate. In addition, we have written off our investment in two of our unconsolidated joint ventures that are generating losses and therefore we currently do not recognize those losses. As a result, these unconsolidated joint ventures losses significantly reduce the profit when looking at all of our 11 unconsolidated joint ventures in the aggregate, without having any impact on our share of net income or loss recorded in the period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $2.3 million and $3.7 million for the three months ended January 31, 2021 and 2020, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 35% as of January 31, 2021. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework” (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. ASU 2018-13 was effective for us November 1, 2020, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 was effective for us  November 1, 2020, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with reference rate reform on financial reporting. This guidance became effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company has not yet adopted this guidance and is currently evaluating the potential impact of adoption on our Condensed Consolidated Financial Statements.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	January 31,	October 31,
(In thousands)	Hierarchy	2021	2020

Mortgage loans held for sale (1)	Level 2	$125,935	$104,378
Forward contracts	Level 2	(151)	(28)
Total		$125,784	$104,350
Interest rate lock commitments	Level 3	54	11
Total		$125,838	$104,361

(1)  The aggregate unpaid principal balance was $121.0 million and $100.4 million at January 31, 2021 and October 31, 2020, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $1.0 billion at January 31, 2021. Loans in process for which interest rates were committed to the borrowers totaled $77.3 million as of January 31, 2021. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2021, the segment had open commitments amounting to $20.0 million to sell MBS with varying settlement dates through February 18, 2021.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended January 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$4,893	$54	$(151)

Three Months Ended January 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,862	$118	$(183)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2021. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

Three Months Ended
January 31, 2021
Pre-
	Fair Value	Impairment
(In thousands)	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,286	$(843)	$1,443
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.8 million for the three months ended January 31, 2021. We did not record any inventory impairments for the three months ended January 31, 2020. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customer’s deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 10.5% 2024 Notes were a Level 2 measurement at January 31, 2021 due to recent trades on such notes (whereas such notes were a Level 3 at October 31, 2020). Also, our 13.5% 2026 Notes moved from a Level 2 measurement at October 31, 2020, to a Level 3 measurement at January 31, 2021, as there were no trades on these notes during the first quarter of fiscal 2021.

Fair Value as of  January 31, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$112,465	$-	$112,465
10.5% Senior Secured Notes due July 15, 2024	-	65,676	-	65,676
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	138,293	138,293
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	368,813	368,813
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	297,850	297,850
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	166,978	166,978
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	58,317	58,317
5.0% Senior Notes due February 1, 2040	-	10,034	-	10,034
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	14,507	14,507
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	68,222	68,222
Total fair value	$-	$188,175	$1,112,980	$1,301,155

Fair Value as of  October 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$107,878	$-	$107,878
10.5% Senior Secured Notes due July 15, 2024	-	-	67,941	67,941
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	132,246	132,246
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	353,500	353,500
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	274,558	274,558
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,723	162,723
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	54,354	-	54,354
5.0% Senior Notes due February 1, 2040	-	10,814	-	10,814
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	13,091	13,091
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	64,465	64,465
Total fair value	$-	$173,046	$1,068,524	$1,241,570

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of January 31, 2021 and October 31, 2020.

21.	Transactions with Related Parties

During the three months ended January 31, 2021 and 2020, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.1 million and $0.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Key Performance Indicators

The following key performance indicators are commonly used in the homebuilding industry and by management as a means to better understand our operating performance and trends affecting our business and compare our performance with the performance of other homebuilders. We believe these key performance indicators also provide useful information to investors in analyzing our performance:

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

Overview

Market Conditions and COVID-19 Impact and Strategy

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability. In general, at the start of our 2020 fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales. However, overall economic conditions in the United States have been, and continue to be, impacted negatively by the COVID-19 pandemic, which has resulted in, among other things, quarantines, "stay-at-home" or "shelter-in-place" orders, and similar mandates from national, state and local governments that have substantially restricted daily activities and caused many businesses to curtail or cease normal operations. Notwithstanding these developments, all of the state and local governments in the markets in which we operate have deemed housing to be an essential business, which has allowed us to continue with construction and sales of homes. Although most of the states in which we operate have begun to resume normal business operations, the United States continues to struggle with rolling outbreaks of the virus. Accordingly, we cannot predict the magnitude of either the near-term or long-term effects that the pandemic will have on our business.

Last year, in response to the pandemic, we actively took steps to navigate through this extraordinary period by placing our highest priority on helping to protect the health and safety of our associates, trade partners and customers. Among other measures, we implemented appropriate health and safety protocols so that our community construction and sales activities, wherever authorized, could continue operations.

During the second quarter of fiscal 2020 when we confronted the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. That said, the homebuilding industry generally was only impacted from mid-March through April of 2020. Towards the end of April, economic conditions in our markets started to improve, and this improvement continued throughout the second half of fiscal 2020 and into first quarter of fiscal 2021 due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the second half of fiscal 2020 and continuing through the first quarter of fiscal 2021, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics for the first quarter of fiscal 2021 improved significantly as compared to the first quarter of fiscal 2020.

The full magnitude and duration of the COVID-19 pandemic remains unknown as there continues to be uncertainty surrounding the virus and various re-opening strategies. We may experience material declines in our net contracts, deliveries, revenues, cash flow and/or profitability during the remainder of fiscal 2021 and beyond, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2021 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets or other reorganization activities. Any such charges could be material to our consolidated financial statements.

Operating Results

We experienced significant positive operating results for the three months ended January 31, 2021 as follows:

● For the three months ended January 31, 2021, sale of homes revenues increased 15.1% as compared to the same period of the prior year, as a result of a 12.1% increase in deliveries, primarily due to our increased sales absorption pace.

● Gross margin dollars increased 54.0% for the three months ended January 31, 2021, as compared to the same period of the prior year, as a result of our increased revenues. Additionally, gross margin percentage increased to 17.3% for the three months ended January 31, 2021 from 12.9% for the three months ended January 31, 2020. Gross margin percentage, before cost of sales interest expense and land charges, increased from 17.3% for the three months ended January 31, 2020 to 20.7% for the three months ended January 31, 2021. The increases were primarily due to price increases in virtually all of our markets.

● Selling, general and administrative costs (including corporate general and administrative expenses) as a percentage of total revenue decreased from 12.2% for the three months ended January 31, 2020 to 11.1% for the three months ended January 31, 2021. However, such costs increased $3.3 million for the three months ended January 31, 2021, as compared to the same period of the prior year, primarily due to increased compensation costs.

● Pre-tax income increased to $19.6 million for the three months ended January 31, 2021 from a pre-tax loss of $7.4 million for the three months ended January 31, 2020. Net income increased to $19.0 million for the three months ended January 31, 2021 from a net loss of $9.1 million for the three months ended January 31, 2020. Earnings per share, basic and diluted, increased to $2.79 and $2.75, respectively, for the three months ended January 31, 2021 compared to loss per share of $1.49, both basic and diluted, for the three months ended January 31, 2020.

● Net contracts increased 34.5% for the three months ended January 31, 2021, compared to the same period of the prior year.

● Net contracts per average active selling community increased to 16.0 for the three months ended January 31, 2021 compared to 9.7 in the same period of the prior year. This strong absorption pace resulted in our active selling communities at January 31, 2021 decreasing by 22.8% over last year’s first quarter. However, we are actively pursuing replacement communities, and our total lots controlled has increased each quarter since July 31, 2020.

● Contract backlog increased from 2,221 homes at January 31, 2020 to 3,795 homes at January 31, 2021, with a dollar value of $1.7 billion, representing an 85.2% increase in dollar value compared to the prior year.

● Our cash position allowed us to spend $178.6 million on land purchases and land development during the three months ended January 31, 2021 and still have total liquidity of $306.4 million, including $172.1 million of homebuilding cash and cash equivalents as of January 31, 2021 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2020, our most critical accounting policies relate to income recognition from mortgage loans; inventories; unconsolidated joint ventures; and warranty and construction defect reserves. Since October 31, 2020, there have been no significant changes to those critical accounting policies.

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

Operating, Investing and Financing Activities – Overview

Our total liquidity at January 31, 2021 was $306.4 million, including $172.1 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for fiscal 2021 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2021 to finance our working capital requirements.

We spent $178.6 million on land and land development during the first quarter of fiscal 2021. After considering this land and land development and all other operating activities, including revenue received from deliveries, we used $94.1 million in cash from operations. During the first quarter of fiscal 2021, cash provided by investing activities was $7.9 million, primarily due to distributions from existing unconsolidated joint ventures, partially offset by advances to certain unconsolidated joint ventures. Cash provided by financing activities was $3.4 million during the first quarter of fiscal 2021, which was primarily due to net proceeds from our mortgage warehouse lines of credit, partially offset by net payments for nonrecourse mortgage financings and land banking and model sale leaseback financings during the period. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2021 and 2020 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, debt repurchases, litigation matters and investments in unconsolidated joint ventures. During this period, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of January 31, 2021 and October 31, 2020, were as follows:

	January 31,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$111,214
10.5% Senior Secured Notes due July 15, 2024	69,683	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$1,133,990	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,435,749
Net (discounts) premiums	$15,563	$17,521
Net debt issuance costs	$(21,099)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,430,213	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% Senior Notes was extended to November 1, 2027.

(2) At January 31, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (except that certain of the Notes Guarantors do not guarantee the 10.5% Senior Secured Notes due 2024 as discussed in Note 12 to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report on Form 10-Q) and senior notes (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) outstanding at January 31, 2021 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in the case of the payment of dividends, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As a result of this ratio restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our Debt Instruments or otherwise affect compliance with any of the covenants contained in our Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $9.0 million and $11.3 million letters of credit outstanding at January 31, 2021 and October 31, 2020, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2021 and October 31, 2020, the amount of cash collateral in these segregated accounts was $9.3 million and $11.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $127.3 million and $135.1 million (net of debt issuance costs) at January 31, 2021 and October 31, 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $383.3 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 5.3% and 6.4% at January 31, 2021 and October 31, 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in financial services liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2021 and October 31, 2020, we had an aggregate of $111.1 million and $87.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $101.6 million during the three months ended January 31, 2021 from October 31, 2020. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $35.8 million, in the Mid-Atlantic by $9.0 million, in the Southeast by $9.7 million, in the Southwest by $41.6 million and in the West by $6.1 million. The increase was slightly offset by a decrease in the Midwest of $0.6 million. The net increase was primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the three months ended January 31, 2021, we recorded an impairment loss for one community in the amount of $0.8 million. We wrote-off costs in the amount of $1.1 million during the three months ended January 31, 2021 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at January 31, 2021 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned decreased $16.2 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2020 to January 31, 2021 was primarily due to a decrease in land banking transactions, along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at January 31, 2021, inventory of $119.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $74.4 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at January 31, 2021, inventory of $46.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $45.0 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2021, we had mothballed land in 11 communities. The book value associated with these communities at January 31, 2021 was $9.7 million, which was net of impairment charges recorded in prior periods of $120.4 million. We continually review communities to determine if mothballing is appropriate. During the first quarter of fiscal 2021, we did not mothball any additional communities, but we sold one previously mothballed community and re-activated a portion of one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, representing $1.4 million and $2.0 million of our total inventories held for sale at January 31, 2021 and October 31, 2020, respectively, are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at January 31, 2021 compared to October 31, 2020 is attributable to acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements during the period.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
January 31, 2021:

Northeast	2	737	2,344	3,081
Mid-Atlantic	20	2,218	4,280	6,498
Midwest	10	1,393	758	2,151
Southeast	12	1,661	1,358	3,019
Southwest	48	5,093	2,911	8,004
West	13	1,664	2,691	4,355

Consolidated total	105	12,766	14,342	27,108

Unconsolidated joint ventures (2)	20	4,605	-	4,605

Owned		6,865	3,473	10,338
Optioned		5,575	10,869	16,444

Controlled lots		12,440	14,342	26,782

Construction to permanent financing lots		326	-	326

Consolidated total		12,766	14,342	27,108

(1)

Active communities are open for sale communities with ten or more home sites available. We identify communities based on product type. Therefore, at times there are multiple communities at one land site.

(2)

Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our unconsolidated joint ventures.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2020:

Northeast	2	424	2,619	3,043
Mid-Atlantic	17	2,164	3,764	5,928
Midwest	11	1,267	899	2,166
Southeast	9	1,599	1,472	3,071
Southwest	52	4,451	3,190	7,641
West	25	2,000	2,495	4,495

Consolidated total	116	11,905	14,439	26,344

Unconsolidated joint ventures (2)	20	4,724	-	4,724

Owned		6,008	3,737	9,745
Optioned		5,602	10,702	16,304

Controlled lots		11,610	14,439	26,049

Construction to permanent financing lots		295	-	295

Consolidated total		11,905	14,439	26,344

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

	January 31, 2021			October 31, 2020:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	-	7	7	1	5	6
Mid-Atlantic	19	11	30	31	10	41
Midwest	9	11	20	11	8	19
Southeast	18	22	40	42	17	59
Southwest	147	19	166	174	16	190
West	13	19	32	14	19	33

Total	206	89	295	273	75	348

Started or completed unsold homes and models per active selling communities (1)	2.0	0.8	2.8	2.4	0.6	3.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 105 and 116 at January 31, 2021 and October 31, 2020, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding – Restricted cash and cash equivalents decreased $2.1 million from October 31, 2020 to $12.6 million at January 31, 2021. The decrease was primarily due to a reduction in cash collateral of our stand-alone letters of credit during the period.

Investments in and advances to unconsolidated joint ventures decreased $9.7 million to $93.5 million at January 31, 2021 compared to October 31, 2020. The decrease was primarily due to unconsolidated joint venture partner distributions during the period. As of January 31, 2021 and October 31, 2020, we had investments in ten unconsolidated homebuilding joint ventures and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net increased $7.6 million from October 31, 2020 to $41.2 million at January 31, 2021. The increase was primarily due to a new receivable related to a land sale in our Midwest segment, along with increased escrow and municipal deposits, as well as an increase in receivables due to the timing of home closings during the period.

Prepaid expenses and other assets were as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2021	2020	Change

Prepaid insurance	$4,091	$2,687	$1,404
Prepaid project costs	27,719	28,549	(830)
Other prepaids	8,833	7,022	1,811
Other assets	390	431	(41)
Lease right of use asset	19,634	20,016	(382)
Total	$60,667	$58,705	$1,962

Prepaid insurance increased during the three months ended January 31, 2021 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. Other prepaids increased mainly due to new premiums for the renewal of certain software and related services during the period, partially offset by amortization of these costs. Lease right of use asset represents the net present value of our operating leases which, in accordance with ASC 842, are required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $122.3 million and $101.8 million at January 31, 2021 and October 31, 2020, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2020 is related to an increase in the volume of loans originated during the first quarter of 2021 compared to the fourth quarter of 2020, along with an increase in the average loan value. Also contributing to the increase in financial services other assets was an increase in restricted cash primarily due to the timing of home closings at the end of the fourth quarter of fiscal 2020 compared to the end of the first quarter of fiscal 2021.

Nonrecourse mortgages secured by inventory decreased to $127.3 million at January 31, 2021 from $135.1 million at October 31, 2020. The decrease was primarily due to the payment of existing mortgages, partially offset by additional loan borrowings on existing mortgages, along with new mortgages for communities in our Northeast and Southwest segments obtained during the three months ended January 31, 2021.

Accounts payable and other liabilities are as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2021	2020	Change

Accounts payable	$149,132	$148,541	$591
Reserves	92,109	89,985	2,124
Lease liability	20,664	21,049	(385)
Accrued expenses	9,188	10,680	(1,492)
Accrued compensation	33,855	68,641	(34,786)
Other liabilities	23,858	20,378	3,480
Total	$328,806	$359,274	$(30,468)

Reserves increased due to new accruals, partially offset by claim payments during the period. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets in accordance with ASC 842. Accrued expenses decreased primarily due to the timing of property tax payments during the period. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2020 bonuses during the first quarter of fiscal 2021, partially offset by the accrual of fiscal 2021 bonuses in the first quarter of fiscal 2021. Other liabilities increased primarily due to deferred payroll tax withholdings, along with an increase related to the timing of hospitalization claims and payments during the period.

Customers’ deposits increased $9.0 million from October 31, 2020 to $57.3 million at January 31, 2021. The increase was primarily related to the increase in backlog during the period.

Liabilities from inventory not owned decreased $11.8 million to $119.4 million at January 31, 2021. The decrease was primarily due to a decrease in land banking activity during the period, along with a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Accrued interest increased $14.5 million to $50.0 million at January 31, 2021. The increase was primarily due to the timing of new accruals, partially offset by payments, related to our senior notes and credit facilities during the period.

Financial Services (liabilities) increased $30.6 million from $119.0 million at October 31, 2020, to $149.6 million at January 31, 2021. The increase is primarily due to an increase in amounts outstanding under our mortgage warehouse lines of credit, and directly correlates to the increase in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE Three Months Ended January 31, 2021 COMPARED TO THE Three Months Ended January 31, 2020

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended January 31,

	January 31,	January 31,	Dollar	Percentage
(Dollars in thousands)	2021	2020	Change	Change
Homebuilding:
Sale of homes	$551,365	$479,233	$72,132	15.1%
Land sales and other revenues	3,802	809	2,993	370.0%
Financial services	19,497	14,014	5,483	39.1%

Total revenues	$574,664	$494,056	$80,608	16.3%

Homebuilding

For the three months ended January 31, 2021, sale of homes revenues increased $72.1 million, or 15.1%, as compared to the same period of the prior year. This increase was due to the number of home deliveries increasing 12.1% for the three months ended January 31, 2021 compared to the three months ended January 31, 2020, along with a 2.7% increase in the average price per home. The average price per home increased to $398,097 in the three months ended January 31, 2021 from $387,729 in the three months ended January 31, 2020. The increase in average price was the result of increases in home prices along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

 Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2021	2020	% Change

Northeast:
Dollars	$31,216	$45,264	(31.0)%
Homes	53	81	(34.6)%

Mid-Atlantic:
Dollars	$92,911	$87,589	6.1%
Homes	176	155	13.5%

Midwest:
Dollars	$56,593	$46,392	22.0%
Homes	183	159	15.1%

Southeast:
Dollars	$45,648	$36,680	24.4%
Homes	102	97	5.2%

Southwest:
Dollars	$190,182	$163,703	16.2%
Homes	582	493	18.1%

West:
Dollars	$134,815	$99,605	35.3%
Homes	289	251	15.1%

Consolidated total:
Dollars	$551,365	$479,233	15.1%
Homes	1,385	1,236	12.1%

Unconsolidated joint ventures (1)
Dollars	$71,113	$86,349	(17.6)%
Homes	119	149	(20.1)%

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our unconsolidated joint ventures.

As discussed above, the overall increase in consolidated housing revenues during the three months ended January 31, 2021 as compared to the same period of the prior year was attributed to an increase in deliveries, due to the strong homebuilding market and high demand for new home construction, and to the increase in average sales price, due to raising prices and the geographic and community mix of deliveries.

.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the
	Three Months Ended		Contract Backlog as of
	January 31,		January 31,
(Dollars in thousands)	2021	2020	2021	2020

Northeast:
Dollars	$33,670	$33,003	$84,566	$74,296
Homes	43	63	120	134

Mid-Atlantic:
Dollars	$144,481	$93,702	$342,685	$189,646
Homes	229	183	610	350

Midwest:
Dollars	$79,386	$58,276	$192,310	$134,566
Homes	238	187	651	478

Southeast:
Dollars	$98,194	$67,158	$199,517	$139,505
Homes	210	155	406	305

Southwest:
Dollars	$267,825	$178,433	$437,868	$245,627
Homes	736	528	1,220	698

West:
Dollars	$174,114	$90,832	$409,186	$115,927
Homes	322	206	788	256

Consolidated total:
Dollars	$797,670	$521,404	$1,666,132	$899,567
Homes	1,778	1,322	3,795	2,221

Unconsolidated joint ventures:(2)
Dollars	$135,280	$121,758	$420,364	$252,279
Homes	397	265	1,696	633

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

(2) Represents net contract dollars, net contract homes and contract backlog dollars and homes for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our unconsolidated joint ventures.

In the first quarter of 2021, our open for sale community count decreased to 105 at January 31, 2021, from 116 at October 31, 2020, which was the net result of opening 13 new communities and closing 24 communities since the beginning of fiscal 2021. High demand accelerated the close out of our communities, which contributed to the decrease in community count. Our reported level of sales contracts (net of cancellations) was impacted by an increase in sales pace per community in the first quarter of fiscal 2021 as compared to the same period of the prior year. Net contracts per average active selling community for the three months ended January 31, 2021 increased to 16.0 compared to 9.7 for the same period in the prior year. This was the result of high volume of sales traffic and demand in the current market across all our operating segments.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2021	2020	2019	2018	2017

First	17%	19%	24%	18%	19%
Second		23%	19%	17%	18%
Third		18%	19%	19%	19%
Fourth		18%	21%	23%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2021	2020	2019	2018	2017

First	11%	14%	16%	12%	12%
Second		20%	20%	15%	16%
Third		21%	16%	14%	13%
Fourth		14%	14%	13%	12%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range. However, market trends remain uncertain and it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended
	January 31,
(Dollars in thousands)	2021	2020

Sale of homes	$551,365	$479,233
Cost of sales, excluding interest expense and land charges	437,372	396,318
Homebuilding gross margin, before cost of sales interest expense and land charges	113,993	82,915
Cost of sales interest expense, excluding land sales interest expense	16,717	18,136
Homebuilding gross margin, after cost of sales interest expense, before land charges	97,276	64,779
Land charges	1,877	2,828
Homebuilding gross margin	$95,399	$61,951
Homebuilding gross margin percentage	17.3%	12.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	20.7%	17.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	17.6%	13.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended
	January 31,
	2021	2020

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	70.5%	72.7%
Commissions	3.6%	3.5%
Financing concessions	1.3%	1.4%
Overheads	3.9%	5.1%
Total cost of sales, before interest expense and land charges	79.3%	82.7%
Cost of sales interest	3.1%	3.8%
Land charges	0.3%	0.6%

Homebuilding gross margin percentage	17.3%	12.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	20.7%	17.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	17.6%	13.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 17.3% during the three months ended January 31, 2021 compared to 12.9% for the same period last year. Also, gross margin percentage, before cost of sales interest expense and land charges increased from 17.3% for the three months ended January 31, 2020 to 20.7% for the three months ended January 31, 2021. The increase for both was primarily due to increases in home prices across all our operating segments, along with the mix of communities delivering compared to the prior year.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we have written-off or written-down certain inventories totaling $1.9 million and $2.8 million during the three months ended January 31, 2021 and 2020, respectively, to their estimated fair value. During the three months ended January 31, 2021, we wrote-off residential land options and approval and engineering costs amounting to $1.1 million compared to $2.8 million for the three months ended January 31, 2020, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in the Southeast, Southwest and West segments in the first quarter of fiscal 2021 and in the Midwest and Southeast segments in the first quarter of fiscal 2020. We recorded inventory impairments of $0.8 million during the three months ended January 31, 2021, which was related to one community in the West segment. We did not record any inventory impairments during the three months ended January 31, 2020. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, or further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
(In thousands)	2021	2020

Land and lot sales	$3,362	$25
Cost of sales, excluding interest	2,266	37
Land and lot sales gross margin, excluding interest	1,096	(12)
Land and lot sales interest expense	448	-
Land and lot sales gross margin, including interest	$648	$(12)

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were four land sales in the first quarter of fiscal 2021 compared to one land sale in the same period of the prior year, resulting in an increase of $3.3 million in land sales revenues.

Land sales and other revenues increased $3.0 million for the three months ended January 31, 2021 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The increase for the three months ended January 31, 2021, compared to the three months ended January 31, 2020, was mainly due to the increase in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $0.4 million to $40.2 million for the three months ended January 31, 2021 compared to the same period last year. The slight decrease can be attributed to the reduction of our community count and a reduced need for advertising costs as homes sales have improved. SGA expenses as a percentage of homebuilding revenues decreased to 7.2% for the three months ended January 31, 2021 compared to 8.5% for the three months ended January 31, 2020, as a result of the 15.6% increase in homebuilding revenue for the first fiscal quarter compared to the prior year period.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2021	2020	Variance	Variance %

Northeast
Homebuilding revenue	$32,044	$45,276	$(13,232)	(29.2)%
Income before income taxes	$4,594	$5,741	$(1,147)	(20.0)%
Homes delivered	53	81	(28)	(34.6)%
Average sales price	$588,981	$558,815	$30,166	5.4%

Mid-Atlantic
Homebuilding revenue	$92,945	$87,759	$5,186	5.9%
Income before income taxes	$10,701	$4,058	$6,643	163.7%
Homes delivered	176	155	21	13.5%
Average sales price	$527,903	$565,090	$(37,187)	(6.6)%

Midwest
Homebuilding revenue	$59,157	$46,444	$12,713	27.4%
Income (loss) before income taxes	$3,584	$(3,443)	$7,027	204.1%
Homes delivered	183	159	24	15.1%
Average sales price	$309,251	$291,774	$17,477	6.0%

Southeast
Homebuilding revenue	$45,774	$36,774	$9,000	24.5%
Income (loss) before income taxes	$354	$(4,311)	$4,665	108.2%
Homes delivered	102	97	5	5.2%
Average sales price	$447,529	$378,144	$69,385	18.3%

Southwest
Homebuilding revenue	$190,409	$163,899	$26,510	16.2%
Income before income taxes	$21,050	$8,620	$12,430	144.2%
Homes delivered	582	493	89	18.1%
Average sales price	$326,773	$332,055	$(5,282)	(1.6)%

West
Homebuilding revenue	$134,832	$99,621	$35,211	35.3%
Income before income taxes	$9,677	$1,611	$8,066	500.7%
Homes delivered	289	251	38	15.1%
Average sales price	$466,488	$396,833	$69,655	17.6%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 29.2% for the three months ended January 31, 2021 compared to the same period of the prior year. The decrease for the three months ended January 31, 2021 was attributed to a 34.6% decrease in homes delivered, partially offset by a 5.4% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $1.1 million to $4.6 million for the three months ended January 31, 2021 as compared to the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a $2.1 million decrease in income from unconsolidated joint ventures, partially offset by an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 5.9% for the three months ended January 31, 2021 compared to the same period in the prior year. The increase was primarily due to a 13.5% increase in homes delivered, partially offset by a 6.6% decrease in average sales price for the three months ended January 31, 2021 compared to the same period in the prior year. Although there were price increases in virtually all communities overall, the decrease in average sales price was the result of new communities delivering lower priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2021 compared to some communities delivering in the three months ended January 31, 2020 that had higher priced, large single family homes and townhomes in higher-end submarkets of the segment that are no longer delivering.

Income before income taxes improved $6.6 million to $10.7 million for the three months ended January 31, 2021 compared to the same period in the prior year, which was primarily due to the increase in homebuilding revenue discussed above, a $0.4 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Midwest – Homebuilding revenues increased 27.4% for the three months ended January 31, 2021 compared to the same period in the prior year. The increase was due to a 15.1% increase in homes delivered, a 6.0% increase in the average sales price and a $2.5 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended January 31, 2021 compared to some communities delivering in the three months ended January 31, 2020 that had lower priced, single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Loss before income taxes improved $7.0 million to income of $3.6 million for the three months ended January 31, 2021 compared to the same period in the prior year, which was primarily due to the increase in homebuilding revenue discussed above, a $1.4 million decrease in selling, general and administrative costs, a $2.6 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense for the three months ended January 31, 2021 compared to the same period of the prior year.

Southeast – Homebuilding revenues increased 24.5% for the three months ended January 31, 2021 compared to the same period in the prior year. The increase was due to an 5.2% increase in homes delivered and an 18.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended January 31, 2021 compared to some communities delivering in the three months ended January 31, 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Loss before income taxes improved $4.7 million to income of $0.4 million for the three months ended January 31, 2021 compared to the same period in the prior year, which was primarily due to the increase in homebuilding revenue discussed above, a $0.9 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 16.2% for the three months ended January 31, 2021 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to a 18.1% increase in homes delivered. Although there were price increases in virtually all communities overall, average sales price was relatively flat with a 1.6% decrease for the three months ended January 31, 2021.

Income before income taxes increased $12.4 million to $21.1 million for the three months ended January 31, 2021 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the three months ended January 31, 2021 compared to the same period of the prior year.

West - Homebuilding revenues increased 35.3% for the three months ended January 31, 2021 compared to the same period in the prior year. The increase for the three months ended January 31, 2021 was primarily attributed to a 15.1% increase in homes delivered as well as a 17.6% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended January 31, 2021 compared to some communities delivering in the three months ended January 31, 2020 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $8.1 million to $9.7 million for the three months ended January 31, 2021. The increase for the three months ended January 31, 2021 was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year, partially offset by a $1.7 million increase in inventory impairment loss and land option write-offs

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first quarters of fiscal 2021 and 2020, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 31.5% and 33.2%, respectively, of our total loans. The origination of FHA/VA loans decreased from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, and our conforming conventional loan originations as a percentage of our total loans increased from 64.4% to 68.2% for these periods, respectively. The origination of loans which exceed conforming conventions decreased from 2.4% for the first quarter of fiscal 2020 to 0.3% for the first quarter of fiscal 2021. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2021, financial services provided a $9.1 million pretax profit compared to $4.5 million of pretax profit for the same period of fiscal 2020. This increase in pretax profit was attributed to the increase in the homebuilding deliveries and the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans, as well as an increase in the average price of the loans settled. In the market areas served by our wholly owned mortgage banking subsidiaries, 70.9% and 68.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2021 and 2020, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $23.5 million for the three months ended January 31, 2021 compared to $19.7 million for the three months ended January 31, 2020, primarily due to an increase in compensation expense, mostly attributed to our long-term incentive programs now forecasted to achieve above target metrics as a result of the recent improved operating results.

Other Interest

Other interest decreased $1.0 million for the three months ended January 31, 2021 compared to the three months ended January 31, 2020. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased for the three months ended January 31, 2021 compared to the three months ended January 31, 2020 as a result of the decrease in nonrecourse mortgages outstanding for the quarter ended January 31, 2021 compared to the quarter ended January 31, 2020.

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

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $0.4 million to $1.9 million for the three months ended January 31, 2021 compared to the same period of the prior year. The increase was primarily due to the recognition of our share of income from certain joint ventures delivering homes with higher margins in the first quarter of fiscal 2021 as compared to the same period of the prior year.

Total Taxes

The total income tax expense of $0.6 million recognized for the three months ended January 31, 2021 was primarily related to state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. The total income tax expense of $1.7 million recognized for the three months ended January 31, 2020 was primarily related to state tax expense from the impact of the cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 52.6% of our homebuilding cost of sales for the three months ended January 31, 2021.

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

●	Increases in cancellations of agreements of sale;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;

●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	High leverage and restrictions on the Company's operations and activities imposed by the agreements governing the Company's outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company's sources of liquidity;
●	Changes in credit ratings;
●	Government regulations, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards; and
●	Loss of key management personnel or failure to attract qualified personnel;

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of January 31, 2021, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2021 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	1/31/21

Long term debt(1)(2):
Fixed rate	$-	$111,214	$-	$69,683	$-	$1,254,852	$1,435,749	$1,301,155
Weighted average interest rate	-%	10%	-%	10.50%	-%	9.38%	9.48%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of January 31, 2021.
(2)	Does not include $127.3 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2021. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal first quarter of 2021. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand.

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

Amendment No. 2 to Rights Agreement, dated as of January 18, 2021, between the Company and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2. (7)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended January 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2021 and 2020, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover page from our Quarterly Report on Form 10-Q for the three months ended January 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.
(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019.
(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 3, 2018.
(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.
(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A of the Registrant filed August 14, 2008.
(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2018.
(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 5, 2021
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	March 5, 2021
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer