Form 10-K/A
period 2020-10-31
HOVNANIAN ENTERPRISES INC
filed 2021-03-24
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K for the year ended October 31, 2020 of Hovnanian Enterprises, Inc. (“HEI”), which HEI filed with the Securities and Exchange Commission (“SEC”) on December 22, 2020 and which was amended by Amendment No. 1 filed with the SEC on December 23, 2020 (as amended by Amendment No. 1, the “Original Form 10-K”). HEI is filing this Amendment No. 2 to amend Item 15 of the Original Form 10-K to include the consolidated financial statements and the related reports of the independent auditors of its equity method investees, Port Imperial Partners, LLC and Hovsite Holdings III LLC, as of and for the years ended December 31, 2020, 2019 and 2018 (the “financial statements”), in accordance with Rule 3-09 of Regulation S-X, and also to include the related consents of independent auditors. The financial statements were not included in the Original Form 10-K because Port Imperial Partners, LLC’s and Hovsite Holdings III LLC’s fiscal years ended on December 31, 2020, which was after the date of the filing of the Original Form 10-K.

This Amendment No. 2 includes new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer and Chief Financial Officer as Exhibits 31(a), 31(b), 32(a) and 32(b). Except as otherwise described above, this Amendment No. 2 does not modify or update in any way (i) the consolidated balance sheets, the consolidated statements of operations, equity and cash flows of HEI or (ii) the disclosures in or exhibits to the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and HEI’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

21	Subsidiaries of the Registrant. (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
23(a)	Consent of Deloitte & Touche LLP. (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
23(b)	Consent of Deloitte & Touche LLP. (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
23(c)	Consent of Deloitte & Touche LLP. (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
23(d)	Consent of Deloitte & Touche LLP.
23(e)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
99(c)	Financial Statements of Port Imperial Partners, LLC.
99(d)	Financial Statements of Hovsite Holdings III LLC.
101	The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2020, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2020 and October 31, 2019, (ii) the Consolidated Statements of Operations for the years ended October 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2020, 2019 and 2018 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements (incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 2020 of the Registrant).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ BRAD G. O'CONNOR
Brad G. O'Connor
Senior Vice President, Treasurer and Chief Accounting Officer
March 24, 2021