Form 10-Q
period 2021-04-30
HOVNANIAN ENTERPRISES INC
filed 2021-06-04
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,562,840 shares of Class A Common Stock and 629,885 shares of Class B Common Stock were outstanding as of June 1, 2021.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30,	October 31,
	2021	2020
ASSETS
Homebuilding:
Cash and cash equivalents	$218,321	$262,489
Restricted cash and cash equivalents	12,753	14,731
Inventories:
Sold and unsold homes and lots under development	1,029,089	921,594
Land and land options held for future development or sale	102,370	91,957
Consolidated inventory not owned	125,414	182,224
Total inventories	1,256,873	1,195,775
Investments in and advances to unconsolidated joint ventures	112,505	103,164
Receivables, deposits and notes, net	34,102	33,686
Property, plant and equipment, net	17,828	18,185
Prepaid expenses and other assets	56,712	58,705
Total homebuilding	1,709,094	1,686,735

Financial services	169,708	140,607

Deferred tax assets, net	459,186	-
Total assets	$2,337,988	$1,827,342

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$113,861	$135,122
Accounts payable and other liabilities	379,381	359,274
Customers’ deposits	65,930	48,286
Liabilities from inventory not owned, net of debt issuance costs	90,430	131,204
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,429,324	1,431,110
Accrued Interest	35,321	35,563
Total homebuilding	2,114,247	2,140,559

Financial services	148,439	119,045
Income taxes payable	2,588	3,832
Total liabilities	2,265,274	2,263,436

Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2021 and October 31, 2020	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,030,903 shares at April 30, 2021 and 5,990,310 shares at October 31, 2020	60	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 657,554 shares at April 30, 2021 and 649,886 shares at October 31, 2020	7	7
Paid in capital - common stock	719,347	718,110
Accumulated deficit	(667,410)	(1,175,045)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at April 30, 2021 and October 31, 2020	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity (deficit)	71,943	(436,929)
Noncontrolling interest in consolidated joint ventures	771	835
Total equity (deficit)	72,714	(436,094)
Total liabilities and equity	$2,337,988	$1,827,342

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Revenues:
Homebuilding:
Sale of homes	$679,515	$523,347	$1,230,880	$1,002,580
Land sales and other revenues	1,919	643	5,721	1,452
Total homebuilding	681,434	523,990	1,236,601	1,004,032
Financial services	21,728	14,361	41,225	28,375
Total revenues	703,162	538,351	1,277,826	1,032,407

Expenses:
Homebuilding:
Cost of sales, excluding interest	536,534	428,027	976,172	824,382
Cost of sales interest	21,725	18,589	38,890	36,725
Inventory impairment loss and land option write-offs	81	1,010	1,958	3,838
Total cost of sales	558,340	447,626	1,017,020	864,945
Selling, general and administrative	42,204	40,605	82,429	81,279
Total homebuilding expenses	600,544	488,231	1,099,449	946,224

Financial services	11,361	9,630	21,715	19,184
Corporate general and administrative	40,382	15,275	63,865	35,019
Other interest	22,033	26,869	46,008	51,872
Other operations	451	214	729	408
Total expenses	674,771	540,219	1,231,766	1,052,707
(Loss) gain on extinguishment of debt	-	(174)	-	9,282
Income from unconsolidated joint ventures	2,641	6,221	4,557	7,761
Income (loss) before income taxes	31,032	4,179	50,617	(3,257)
State and federal income tax (benefit) provision:
State	(91,374)	100	(90,748)	1,812
Federal	(366,270)	-	(366,270)	-
Total income taxes	(457,644)	100	(457,018)	1,812
Net income (loss)	$488,676	$4,079	$507,635	$(5,069)

Per share data:
Basic:
Net income (loss) per common share	$71.11	$0.63	$74.00	$(0.82)
Weighted-average number of common shares outstanding	6,248	6,172	6,236	6,166
Assuming dilution:
Net income (loss) per common share	$69.65	$0.60	$72.71	$(0.82)
Weighted-average number of common shares outstanding	6,368	6,432	6,331	6,166

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

SIX MONTH PERIOD ENDED APRIL 30, 2021

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)

Stock options, amortization and issuances							54				54

Restricted stock amortization, issuances and forfeitures	7,207		2,370				668				668

Conversion of Class B to Class A common stock	45		(45)								-

Changes in noncontrolling interest in consolidated joint ventures										78	78

Net income								18,959			18,959

Balance, January 31, 2021	5,527,132	$60	624,542	$7	5,600	$135,299	$718,832	$(1,156,086)	$(115,360)	$913	$(416,335)

Stock options, amortization and issuances	33,316		5,368				(255)				(255)

Restricted stock amortization, issuances and forfeitures							770				770

Conversion of Class B to Class A common stock	25		(25)								-

Changes in noncontrolling interest in consolidated joint ventures										(142)	(142)

Net income								488,676			488,676

Balance, April 30, 2021	5,560,473	$60	629,885	$7	5,600	$135,299	$719,347	$(667,410)	$(115,360)	$771	$72,714

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$507,635	$(5,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,822	2,542
Compensation from stock options and awards	1,753	(204)
Amortization of bond discounts, premiums and deferred financing costs	534	1,442
Gain on sale and retirement of property and assets	(14)	(24)
Income from unconsolidated joint ventures	(4,557)	(7,761)
Distributions of earnings from unconsolidated joint venture	5,397	14,935
Gain on extinguishment of debt	-	(9,282)
Noncontrolling interest in consolidated joint ventures	190	33
Inventory impairment and land option write-offs	1,958	3,838
(Increase) decrease in assets:
Origination of mortgage loans	(728,674)	(562,842)
Sale of mortgage loans	706,446	653,979
Receivables, prepaids, deposits and other assets	2,541	17,345
Inventories	(63,056)	150
Deferred tax assets	(459,186)	-
(Decrease) increase in liabilities:
State income tax payable	(1,244)	616
Customers’ deposits	17,644	(745)
Accounts payable, accrued interest and other accrued liabilities	25,271	(29,234)
Net cash provided by operating activities	15,460	79,719
Cash flows from investing activities:
Proceeds from sale of property and assets	15	31
Purchase of property, equipment, and other fixed assets and acquisitions	(2,461)	(1,867)
Investment in and advances to unconsolidated joint ventures	(29,578)	(19,924)
Distributions of capital from unconsolidated joint ventures	19,596	441
Net cash used in investing activities	(12,428)	(21,319)
Cash flows from financing activities:
Proceeds from mortgages and notes	121,340	139,861
Payments related to mortgages and notes	(143,115)	(132,352)
Proceeds from model sale leaseback financing programs	2,738	3,307
Payments related to model sale leaseback financing programs	(9,879)	(11,606)
Proceeds from land bank financing programs	16,494	48,260
Payments related to land bank financing programs	(50,606)	(36,839)
Payments for partner distributions to consolidated joint venture	(254)	-
Net proceeds (payments) related to mortgage warehouse lines of credit	23,274	(80,813)
Net borrowings from senior secured credit facility	-	125,000
Deferred financing costs from land banking financing programs and note issuances	(844)	(12,117)
Net cash (used in) provided by financing activities	(40,852)	42,701
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(37,820)	101,101
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	309,460	182,266
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$271,640	$283,367

Supplemental disclosures of cash flows:
Cash paid received during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$47,202	$35,780
Income taxes	$3,412	$1,266

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$218,321	$232,801
Homebuilding: Restricted cash and cash equivalents	12,753	16,052
Financial Services: Cash and cash equivalents, included in Financial services assets	4,117	4,787
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	36,449	29,727
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$271,640	$283,367

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

In the second quarter of fiscal 2020, K. Hovnanian, the issuer of our notes, completed a debt for debt exchange whereby it issued $59.1 million aggregate principal amount of 11.25% Senior Secured 1.5 Lien Notes due 2026 in exchange for $59.1 million aggregate principal amount of 10.0% Senior Secured Notes due 2022.

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

For the three and six months ended April 30, 2021, the Company’s total stock-based compensation expense was $0.9 million (pre and post tax) and $1.8 million (pre and post tax), respectively.  For the three and six months ended April 30, 2020, the Company’s total stock-based compensation income was $0.1 million and $0.2 million, respectively, net of expense of $0.3 million and $0.9 million, respectively, as a result of the cancellation of certain market stock units awards based on performance conditions which were not met and a reduction in certain long-term incentive program shares with respect to which performance conditions are no longer expected to meet target.  Included in total stock-based compensation expense was the vesting of stock options of $0.1 million for both the three and six months ended April 30, 2021, and $0.1 million and $0.3 million for the three and six months ended April 30, 2020, respectively. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of our phantom stock awards under our 2019 Long Term Incentive Plan (“2019 LTIP”), the expense for which varies depending on our common stock price, which has significantly increased.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020
Interest capitalized at beginning of period	$65,327	$67,879	$65,010	$71,264
Plus interest incurred(1)	41,870	45,323	83,327	89,657
Less cost of sales interest expensed	21,725	18,589	38,890	36,725
Less other interest expensed(2)(3)	22,033	26,869	46,008	51,872
Less interest contributed to unconsolidated joint venture(4)	3,667	-	3,667	4,580
Interest capitalized at end of period(5)	$59,772	$67,744	$59,772	$67,744

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $17.5 million and $13.8 million for the three months ended April 30, 2021 and 2020, respectively, and $33.7 million and $28.7 million for the six months ended April 30, 2021 and 2020, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed. This component of other interest was $4.5 million and $13.1 million for the three months ended April 30, 2021 and 2020, respectively, and $12.3 million and $23.2 million for the six months ended April 30, 2021 and 2020, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020
Other interest expensed	$22,033	$26,869	$46,008	$51,872
Interest paid by our mortgage and finance subsidiaries	527	509	952	1,279
Decrease (increase) in accrued interest	14,720	(5,553)	242	(17,371)
Cash paid for interest, net of capitalized interest	$37,280	$21,825	$47,202	$35,780

(4)	Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2021, our discount rate used for the impairment recorded was 19.3%. In the first half of fiscal 2020, we did not record any impairment losses. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the six months ended April 30, 2021 and 2020, we evaluated inventories of all 362 and 374 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses during the six months ended April 30, 2021 for one of those communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $2.3 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses and recorded an impairment loss of $0.8 million in the community for the six months ended April 30, 2021, which is included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory. We performed undiscounted future cash flow analyses during the six months ended April 30, 2020 for one of the 374 communities (i.e., it had a projected operating loss or other impairment indicators), with an aggregate carrying value of $0.6 million. As a result of our undiscounted future cash flow analyses, the community did not require a discounted cash flow analysis to be performed, and therefore, no impairment loss was recorded for the six months ended April 30, 2020.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.1 million and $1.0 million for the three months ended April 30, 2021 and 2020, respectively, and $1.2 million and $3.8 million for the six months ended April 30, 2021 and 2020, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended April 30, 2021 and 2020 were 149 and 1,079, respectively, and 569 and 2,364 during the six months ended April 30, 2021 and 2020, respectively. The walk-aways were located in the Mid-Atlantic, Southwest and West segments in the first half of fiscal 2021 and in all segments in the first half of fiscal 2020.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2021, we did not mothball any additional communities, but we sold two previously mothballed communities and we re-activated two previously mothballed communities and portions of two previously mothballed communities. As of  April 30, 2021 and October 31, 2020, the net book value associated with our 8 and 12 total mothballed communities was $4.4 million and $11.4 million, respectively, which was net of impairment charges recorded in prior periods of $61.5 million and $122.2 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2021 and October 31, 2020, inventory of $40.8 million and $48.8 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $40.2 million and $47.2 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2021 and October 31, 2020, inventory of $84.6 million and $133.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $50.2 million and $84.0 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of April 30, 2021 and October 31, 2020, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2021, we had total cash deposits amounting to $79.8 million to purchase land and lots with a total purchase price of $1.3 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and six months ended April 30, 2021 and 2020, we received $1.6 million and $3.0 million, respectively, and $1.1 million and $2.4 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2021 and 2020, our deductible under our general liability insurance is or was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2021 and 2020 is or was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $20 million for fiscal 2021 and 2020. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020

Balance, beginning of period	$88,861	$89,905	$86,417	$89,371
Additions – Selling, general and administrative	2,409	2,050	4,457	3,991
Additions – Cost of sales	2,103	2,020	4,001	3,923
Charges incurred during the period	(4,760)	(7,551)	(6,736)	(11,216)
Changes to pre-existing reserves	1,412	715	1,886	1,070
Balance, end of period	$90,025	$87,139	$90,025	$87,139

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. The majority of the charges incurred during the second quarter of fiscal 2020 represented a payment for construction defects related to the settlement of a litigation matter.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the six months ended April 30, 2021 and 2020 for prior year deliveries.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. In addition, some of these laws and regulations that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time.  For example, regulations governing wetlands subject to permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the EPA and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until October 20, 2021. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial is currently scheduled for September 9, 2021. Mediation was held in September 2020 with further mediation sessions anticipated in the future. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2021 and October 31, 2020, $13.0 million and $15.5 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $12.8 million and $14.7 million as of April 30, 2021 and October 31, 2020, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $36.4 million and $27.4 million as of April 30, 2021 and October 31, 2020, respectively. Included in these balances were (1) financial services customers’ deposits of $32.9 million at April 30, 2021 and $25.4 million as of  October 31, 2020, which are subject to restrictions on our use, and (2) $3.5 million at April 30, 2021 and $2.0 million as of October 31, 2020 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our lease population at April 30, 2021 is comprised of operating leases where we are the lessee, and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Operating lease cost	$2,594	$2,625	$5,210	$5,216
Cash payments on lease liabilities	$2,390	$2,308	$4,688	$4,624

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. During the three and six months ended April 30, 2021, the Company recorded an additional $2.3 million and $4.0 million, respectively, to both its ROU assets and lease liabilities as a result of new leases that commenced during the period. The following table contains additional information about our leases:

(In thousands)	At April 30, 2021	At October 31, 2020
ROU assets	$18,959	$20,016
Lease liabilities	$19,970	$21,049
Weighted-average remaining lease term (in years)	3.0	3.5
Weighted-average discount rate (incremental borrowing rate)	9.5%	9.6%

Maturities of our operating lease liabilities as of April 30, 2021 are as follows:

Year ended October 31,	(in thousands)
2021 (excluding the six months ended April 30, 2021)	$4,817
2022	8,422
2023	5,173
2024	2,455
2025	2,083
Thereafter	1,162
Total payments	24,112
Less: imputed interest	(4,142)
Present value of lease liabilities	$19,970

10.	Mortgage Loans Held for Sale

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

At April 30, 2021 and October 31, 2020, $112.6 million and $87.9 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of April 30, 2021 and 2020, we had reserves specifically for 15 and 21 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020

Loan origination reserves, beginning of period	$1,508	$1,308	$1,458	$1,268
Provisions for losses during the period	59	44	109	84
Adjustments to pre-existing provisions for losses from changes in estimates	(43)	6	(43)	6
Loan origination reserves, end of period	$1,524	$1,358	$1,524	$1,358

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $113.9 million and $135.1 million (net of debt issuance costs) at April 30, 2021 and October 31, 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $419.7 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 5.0% and 6.4% at April 30, 2021 and October 31, 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Mortgage Loans. K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on December 10, 2021. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 2.61% at April 30, 2021, plus the applicable margin of 2.5%. As of April 30, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $37.9 million and $23.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on March 10, 2021 to extend the maturity date to March 9, 2022, and is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $36.1 million and $31.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on December 28, 2021. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of April 30, 2021 and October 31, 2020, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $36.5 million and $32.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2021, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2021 and October 31, 2020, were as follows:

	April 30,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$111,214
10.5% Senior Secured Notes due July 15, 2024	69,683	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$1,133,990	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,435,749
Net (discounts) premiums	$13,614	$17,521
Net debt issuance costs	$(20,039)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,429,324	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% 2027 Notes was extended to November 1, 2027.

(2) At April 30, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (subject in the case of the 10.5% 2024 Notes (as defined below), to the 10.5% 2024 Notes Supplemental Indenture (as defined below)) and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at April 30, 2021 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2021

There were no transactions related to our debt securities during the six months ended April 30, 2021.

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 (the “10.0% 2022 Notes”) and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024 (the “10.5% 2024 Notes” and, together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.3 million (including additional costs of $0.2 million incurred in the second quarter of fiscal 2020), which is included as “(Loss) gain on extinguishment of debt” on the Condensed Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the six months ended April 30, 2020 was $1.51, excluding the impact of taxes, as our deferred tax assets were fully reserved by a valuation allowance.

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

The Secured Term Loans and the guarantees thereof are secured on a pari passu basis with the 1.75 Lien Notes by the same assets that secure the 1.75 Lien Notes, subject to permitted liens and certain exceptions. The Secured Term Loans bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. The Secured Term Loans may be voluntarily prepaid in whole or in part at K. Hovnanian’s option at any time prior to November 15, 2021 at a prepayment price equal to 100.0% of their principal amount plus any applicable “Make-Whole Amount”. At any time and from time to time on or after November 15, 2021 and prior to November 15, 2022, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 105.00% of their principal amount, at any time and from time to time after November 15, 2022 and prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

On March 25, 2020, K. Hovnanian consummated a private exchange (the “Exchange”) pursuant to which it issued $59.1 million aggregate principal amount of additional 1.5 Lien Notes (defined below) (the “Additional 1.5 Lien Notes”) in exchange for $59.1 million aggregate principal amount of 10.0% 2022 Notes held by certain participating bondholders (the “Exchange Holders”) pursuant to an Exchange Agreement, dated March 25, 2020 (the “Exchange Agreement”), among the K. Hovnanian, the Notes Guarantors, the Exchanging Holders and certain holders of the Initial 1.5 Lien Notes (defined below) (the “Consenting Holders”). In connection therewith, the Consenting Holders provided their consents (the “Consents”) under the Indenture under which the 1.5 Lien Notes were issued to permit the issuance of the Additional 1.5 Lien Notes.

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

As of April 30, 2021, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes (subject in the case of the 10.5% 2024 Notes, to the 10.5% 2024 Notes Supplemental Indenture) included (1) $218.8 million of cash and cash equivalents, which included $9.5 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $495.4 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $172.2 million.

Unsecured Obligations

The 13.5% Senior Notes due 2026 (the “13.5% 2026 Notes”) bear interest at 13.5% per annum and mature on February 1, 2026. Interest on the 13.5% 2026 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The 13.5% 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2025 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. At any time and from time to time on or after February 1, 2025, K. Hovnanian may also redeem some or all of the 13.5% 2026 Notes at a redemption price equal to 100.0% of their principal amount.

The 5.0% Senior Notes due 2040 (the “5.0% 2040 Notes”) bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 5.0% 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. At any time and from time to time after February 1, 2021, K. Hovnanian may redeem some or all of the 2040 Notes at a redemption price equal to 100.0% of their principal amount.

The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $9.3 million and $11.3 million letters of credit outstanding at April 30, 2021 and October 31, 2020, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2021 and October 31, 2020, the amount of cash collateral in these segregated accounts was $9.5 million and $11.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2021	2020	2021	2020

Numerator:
Net earnings (loss) attributable to Hovnanian	$488,676	$4,079	$507,635	$(5,069)
Less: undistributed earnings allocated to nonvested shares	(44,383)	(216)	(46,147)	-
Numerator for basic earnings (loss) per share	$444,293	$3,863	$461,488	$(5,069)
Plus: undistributed earnings allocated to nonvested shares	44,383	216	46,147	-
Less: undistributed earnings reallocated to nonvested shares	(45,170)	(216)	(47,338)	-
Numerator for diluted earnings per share	$443,506	$3,863	$460,297	$(5,069)
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,248	6,172	6,236	6,166
Effect of dilutive securities:
Share based payments	120	260	95	-
Denominator for diluted earnings per share – weighted average shares outstanding	6,368	6,432	6,331	6,166
Basic earnings (loss) per share	$71.11	$0.63	$74.00	$(0.82)
Diluted earnings (loss) per share	$69.65	$0.60	$72.71	$(0.82)

There were 0.3 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock for the six months ended April 30, 2020 which were excluded from the computation of diluted earnings per share because we had a net loss for the period.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 27 thousand and 0.1 million for the three and six months ended April 30, 2021, respectively, and 0.2 million for both the three and six months ended April 30, 2020 because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During the three and six months ended April 30, 2021 and 2020, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2021. As of April 30, 2021, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax benefit for the three and six months ended April 30, 2021 was $457.6 million and $457.0 million, respectively. The benefit for both the three and six months ended April 30, 2021 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, partially offset by state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income.

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

On December 27, 2020, the Consolidated Appropriations Act (CAA) was enacted and signed into U.S. law to provide additional economic relief in response to the ongoing coronavirus pandemic. The CAA did not have a material impact on the Company’s consolidated financial conditions or results of operations as of and for the six months ended April 30, 2021. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

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

As of April 30, 2021, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that we will realize a substantial portion of our DTAs and that a full valuation allowance is no longer necessary. In analyzing these factors, overall the positive evidence, both objective and subjective, outweighed the negative evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $102.9 million as of April 30, 2021, which partially reserves for our state DTAs, is appropriate.

1.

As of April 30, 2021, on a tax basis, the Company had adjusted pre-tax income, which is income before income taxes excluding land-related charges and loss (gain) on extinguishment of debt, on a three-year cumulative basis. On a U.S. GAAP basis, the Company had generated $114.5 million of cumulative pre-tax income in the three years ended April 30, 2021, with $50.6 million of that generated in the last six months.  We also generated $55.4 million of pre-tax income for our fiscal year ended October 31, 2020.  We believe this positive improvement over the last 18 months will continue given the strength of our contract backlog and the current homebuilding market conditions. (Positive Objective Evidence)

2.

Over the last several years, we have completed a number of debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

We incurred pre-tax losses during the housing market decline that began in 2007 and the slower than expected housing market recovery. Given our current highly leveraged balance sheet, a downturn in the housing market, would be significantly more damaging to the Company than to other better capitalized homebuilders and would make it very difficult for the Company to avoid future losses, given our high interest burden. (Negative Objective Evidence)

4.

We exited several geographic markets over the last few years that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

5.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall U.S. economy and government policies and consumer confidence, and impacts of the COVID 19 pandemic, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

The significant positive improvement in our operations in the last 18 months, which further accelerated in the current quarter ended April 30, 2021, coupled with our contract backlog of $1.8 billion as of April 30, 2021 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. From that review, we concluded that we no longer needed any valuation allowance for our federal DTAs. However, with respect to our state DTAs, we concluded that a valuation allowance of $102.9 million was still necessary related to states that have shorter carryforward periods or from states where we have significantly reduced or eliminated our operations and thus are not able to project that we will fully utilize those DTAs.

As of October 31, 2020, we had a valuation allowance of $396.5 million of federal deferred tax assets related to NOLs, as well as other matters, all of which has been reversed as of April 30, 2021. We also had a valuation allowance of $181.0 million of deferred tax assets related to state NOLs as of October 31, 2020, of which $78.1 million was reversed in the second quarter of fiscal 2021 and $102.9 million remains at April 30, 2021.

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision or benefit for income taxes (“Income (loss) before income taxes”). Income (loss) before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, income (loss) from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses and interest expense. Income (loss) before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020

Revenues:
Northeast	$30,189	$46,798	$62,233	$92,074
Mid-Atlantic	112,200	89,738	205,145	177,497
Midwest	64,079	56,673	123,236	103,117
Southeast	80,917	56,369	126,691	93,143
Southwest	217,312	170,654	407,721	334,553
West	176,733	103,603	311,565	203,224
Total homebuilding	681,430	523,835	1,236,591	1,003,608
Financial services	21,728	14,361	41,225	28,375
Corporate and unallocated	4	155	10	424
Total revenues	$703,162	$538,351	$1,277,826	$1,032,407

Income (loss) before income taxes:
Northeast	$5,068	$6,722	$9,662	$12,463
Mid-Atlantic	12,010	5,466	22,711	9,524
Midwest	4,128	(385)	7,712	(3,828)
Southeast	6,504	50	6,858	(4,261)
Southwest	29,275	13,052	50,325	21,672
West	21,863	2,723	31,540	4,334
Total homebuilding	78,848	27,628	128,808	39,904
Financial services	10,367	4,731	19,510	9,191
Corporate and unallocated (1)	(58,183)	(28,180)	(97,701)	(52,352)
Income (loss) before income taxes	$31,032	$4,179	$50,617	$(3,257)

(1)

Corporate and unallocated for the three months ended April 30, 2021 included corporate general and administrative costs of $40.4 million, interest expense of $17.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $0.3 million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2021 included corporate general and administrative costs of $63.9 million, interest expense of $33.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $0.1 million of other income and expenses. Corporate and unallocated for the three months ended April 30, 2020 included corporate general and administrative costs of $15.3 million, interest expense of $13.8 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $0.2 million of loss on extinguishment of debt and $(1.1) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2020 included corporate general and administrative costs of $35.0 million, interest expense of $28.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $(9.3) million of gain on extinguishment of debt and $(2.0) million of other income and expenses.

	April 30,	October 31,
(In thousands)	2021	2020

Assets:
Northeast	$126,306	$107,748
Mid-Atlantic	271,207	271,867
Midwest	100,896	106,774
Southeast	245,353	248,506
Southwest	411,068	357,444
West	278,568	278,811
Total homebuilding	1,433,398	1,371,150
Financial services (1)	169,832	140,607
Corporate and unallocated	734,758	315,585
Total assets	$2,337,988	$1,827,342

(1)   Deferred tax assets for the Financial services segment are included in the Deferred tax assets, net line on the Condensed Consolidated Balance Sheets.

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

During the second quarter of fiscal 2021, we contributed six communities we owned, including three active communities, to two new joint ventures for $21.2 million of net cash.

During the first quarter of fiscal 2020, we contributed eight communities we owned, including four active communities, to a new joint venture for $29.8 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	April 30, 2021
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$119,958	$2,254	$122,212
Inventories	465,748	-	465,748
Other assets	34,631	2	34,633
Total assets	$620,337	$2,256	$622,593

Liabilities and equity:
Accounts payable and accrued liabilities	$326,688	$1,933	$328,621
Notes payable	80,321	-	80,321
Total liabilities	407,009	1,933	408,942
Equity of:
Hovnanian Enterprises, Inc.	95,933	267	96,200
Others	117,395	56	117,451
Total equity	213,328	323	213,651
Total liabilities and equity	$620,337	$2,256	$622,593
Debt to capitalization ratio	27%	0%	27%

(Dollars in thousands)	October 31, 2020
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$120,107	$3,454	$123,561
Inventories	389,001	91	389,092
Other assets	27,062	488	27,550
Total assets	$536,170	$4,033	$540,203

Liabilities and equity:
Accounts payable and accrued liabilities	$207,277	$2,152	$209,429
Notes payable	117,179	-	117,179
Total liabilities	324,456	2,152	326,608
Equity of:
Hovnanian Enterprises, Inc.	102,908	1,340	104,248
Others	108,806	541	109,347
Total equity	211,714	1,881	213,595
Total liabilities and equity	$536,170	$4,033	$540,203
Debt to capitalization ratio	36%	0%	35%

As of April 30, 2021 and October 31, 2020, we had advances and a note receivable outstanding of $16.3 million and payables outstanding of $1.1 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $112.5 million and $103.2 million at April 30, 2021 and October 31, 2020, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the six months ended April 30, 2021 and 2020, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$91,526	$428	$91,954
Cost of sales and expenses	(87,696)	(149)	(87,845)
Joint venture net income	$3,830	$279	$4,109
Our share of net income	$2,637	$113	$2,750

	Three Months Ended April 30, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$112,812	$3,812	$116,624
Cost of sales and expenses	(107,453)	(3,448)	(110,901)
Joint venture net income	$5,359	$364	$5,723
Our share of net income	$6,146	$181	$6,327

	Six Months Ended April 30, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$162,990	$691	$163,681
Cost of sales and expenses	(158,969)	(177)	(159,146)
Joint venture net income	$4,021	$514	$4,535
Our share of net income	$4,548	$208	$4,756

	Six Months Ended April 30, 2020
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$199,776	$7,552	$207,328
Cost of sales and expenses	(196,004)	(8,401)	(204,405)
Joint venture net income (loss)	$3,772	$(849)	$2,923
Our share of net income (loss)	$7,616	$(425)	$7,191

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

The reason “Our share of net income (loss)” is higher or lower than the “Joint venture net income (loss)” shown in the tables above for both the three and six months ended April 30, 2021 and 2020, respectively, is because we have varying ownership percentages, ranging from 20% to over 50%, in our 13 and 12 unconsolidated joint ventures, respectively. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage and conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended April 30, 2021, "Our share of net income (loss)" is lower than the "Joint venture net income (loss)" due to improved performance during the quarter of the two unconsolidated joint ventures for which we have written off our investment and therefore do not recognize income (loss) from these joint ventures as discussed below, along with income on two of our newer unconsolidated joint ventures during the quarter for which we recognize a lower share percentage of the profit based on the joint venture agreements. In addition, for the six months ended April 30, 2021 and both the three and six months ended April 30, 2020, we had written off our investment in two of our unconsolidated joint ventures that are generating losses and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in these unconsolidated joint ventures would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, these unconsolidated joint ventures losses significantly reduce the profit when looking at all of our 13 and 12 unconsolidated joint ventures, respectively, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $3.0 million and $4.0 million for the three months ended April 30, 2021 and 2020, respectively, and $5.3 million and $7.7 million for the six months ended April 30, 2021 and 2020, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 27% as of April 30, 2021. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2021	2020

Mortgage loans held for sale (1)	Level 2	$126,553	$104,378
Forward contracts	Level 2	(403)	(28)
Total		$126,150	$104,350
Interest rate lock commitments	Level 3	439	11
Total		$126,589	$104,361

(1)  The aggregate unpaid principal balance was $122.3 million and $100.4 million at April 30, 2021 and October 31, 2020, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $1.1 billion at April 30, 2021. Loans in process for which interest rates were committed to the borrowers totaled $98.0 million as of April 30, 2021. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2021, the segment had open commitments amounting to $24.0 million to sell MBS with varying settlement dates through May 20, 2021.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$(636)	$385	$(252)

Three Months Ended April 30, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$(709)	$224	$(271)

Six Months Ended April 30, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$4,257	$439	$(403)

Six Months Ended April 30, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$2,153	$342	$(454)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the six months ended April 30, 2021. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2021 and the three and six months ended April 30, 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

Six Months Ended
April 30, 2021
Pre-
	Fair Value	Impairment
(In thousands)	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,286	$(843)	$1,443
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.8 million for the six months ended April 30, 2021. We did not record any inventory impairments for the three months ended April 30, 2021 or for the three and six months ended April 30, 2020. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customer’s deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 10.5% 2024 Notes were a Level 2 measurement at April 30, 2021 due to recent trades on such notes (whereas such notes were a Level 3 at October 31, 2020).

Fair Value as of April 30, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$112,465	$-	$112,465
10.5% Senior Secured Notes due July 15, 2024	-	72,296	-	72,296
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	164,446	164,446
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	378,000	378,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	307,731	307,731
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,318	162,318
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	68,468	-	68,468
5.0% Senior Notes due February 1, 2040	-	36,949	-	36,949
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	18,431	18,431
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	88,491	88,491
Total fair value	$-	$290,178	$1,119,417	$1,409,595

Fair Value as of October 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$107,878	$-	$107,878
10.5% Senior Secured Notes due July 15, 2024	-	-	67,941	67,941
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	132,246	132,246
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	353,500	353,500
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	274,558	274,558
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,723	162,723
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	54,354	-	54,354
5.0% Senior Notes due February 1, 2040	-	10,814	-	10,814
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	13,091	13,091
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	64,465	64,465
Total fair value	$-	$173,046	$1,068,524	$1,241,570

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of April 30, 2021 and October 31, 2020.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provides services to the Company. During the three months ended April 30, 2021 and 2020, the services provided by such engineering firm to the Company totaled $0.1 million and $0.2 million, respectively. During the six months ended April 30, 2021 and 2020, the services provided by such engineering firm to the Company totaled $0.2 million and $0.3 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22.	Subsequent Events

On June 2, 2021, we sent a notice of redemption to repurchase in full the $111.2 million principal amount of our 10.0% 2022 Notes at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding the redemption date of July 30, 2021.

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

Overview

Market Conditions

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates and overall housing affordability. In general, at the start of our 2020 fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards contributed to improving conditions for new home sales. However, overall economic conditions in the United States have been impacted negatively by the COVID-19 pandemic, which resulted in, among other things, quarantines, "stay-at-home" or "shelter-in-place" orders, and similar mandates from national, state and local governments that substantially restricted daily activities and caused many businesses to curtail or cease normal operations. While all of the state and local governments in the markets in which we operate have deemed housing to be an essential business, which has allowed us to continue with construction and sales of homes, we cannot predict the magnitude of either the near-term or long-term effects that the pandemic will have on our business.

During the second quarter of fiscal 2020 when we confronted the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. That said, the homebuilding industry generally was only impacted from mid-March through April of 2020. Towards the end of April, economic conditions in our markets started to improve, and this improvement continued throughout the second half of fiscal 2020 and into the first half of fiscal 2021 due to what we believe is a combination of factors, including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the second half of fiscal 2020 and continuing through the first half of fiscal 2021, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics for the first half of fiscal 2021 improved significantly as compared to the first half of fiscal 2020.

Operating Results

We experienced significant positive operating results for the three and six months ended April 30, 2021 as follows:

●For the three and six months ended April 30, 2021, sale of homes revenues increased 29.8% and 22.8%, respectively, as compared to the same periods of the prior year, as a result of a 22.1% and 17.3% increase in deliveries, respectively, primarily due to our increased sales absorption pace and favorable sales prices as discussed below.

●Gross margin dollars increased 61.8% and 58.3% for the three and six months ended April 30, 2021, respectively, as compared to the same periods of the prior year, as a result of our increased revenues. Additionally, gross margin percentage increased to 18.1% for the three months ended April 30, 2021 from 14.5% for the three months ended April 30, 2020 and increased to 17.7% for the six months ended April 30, 2021 from 13.7% for the six months ended April 30, 2020. Gross margin percentage, before cost of sales interest expense and land charges, increased from 18.2% and 17.8% for the three and six months ended April 30, 2020, respectively, to 21.3% and 21.0% for the three and six months ended April 30, 2021, respectively. The increases were primarily due to price increases in virtually all of our markets.

●Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $82.6 million, or 11.7% of total revenues, in the three months ended April 30, 2021 compared with $55.9 million, or 10.4% of total revenues, in the three months ended April 30, 2020. During the first six months of fiscal 2021, total SG&A was $146.3 million, or 11.4% of total revenues, compared with $116.3 million, or 11.3% of total revenues, in the same period of the prior fiscal year. Such costs increased $26.7 million and $30.0 million for the three and six months ended April 30, 2021, respectively, as compared to the same periods of the prior year, primarily due to increased compensation costs mainly related to the grants of phantom stock awards under our 2019 Long Term Incentive Plan (“2019 LTIP”) which expense increased due to the significant increase in our stock price from $51.16 at January 31, 2021 to $132.59 at April 30, 2021. Had equity shares rather than phantom shares been utilized for the 2019 LTIP, there would not have been expenses related to the movement in our stock price. Excluding the $17.5 million of incremental phantom stock expense associated with the 2019 LTIP due solely to the increase in the stock price for the second quarter of fiscal 2021, Total SGA would have been $65.1 million, or 9.3% of total revenues for the three months ended April 30, 2021 and $128.8 million, or 10.1% of total revenues, for the six months ended April 30, 2021.

●Pre-tax income increased to $31.0 million for the three months ended April 30, 2021 from pre-tax income of $4.2 million for the three months ended April 30, 2020, and increased to $50.6 million for the six months ended April 30, 2021 from a pre-tax loss of $3.3 million for the six months ended April 30, 2020. Net income increased to $488.7 million for the three months ended April 30, 2021 from net income of $4.1 million for the three months ended April 30, 2020, and increased to $507.6 million for the six months ended April 30, 2021 from a net loss of $5.1 million for the six months ended April 30, 2020. Earnings per share, basic and diluted, increased to $71.11 and $69.65, respectively, for the three months ended April 30, 2021 compared to $0.63 and $0.60, respectively, for the three months ended April 30, 2020. Earnings per share, basic and diluted, increased to $74.00 and $72.71, respectively, for the six months ended April 30, 2021 compared to loss per share of $0.82, both basic and diluted, for the six months ended April 30, 2020. The significant increase in net income for the three and six months ended April 30, 2021 was due to the full reversal of our federal valuation allowance and a portion of the state valuation allowance in respect of our deferred tax assets in the second quarter of fiscal 2021 (see Note 16 to the Condensed Consolidated Financial Statements).

●Net contracts increased 19.1% and 26.3% for the three and six months ended April 30, 2021, respectively, compared to the same periods of the prior year.

●Net contracts per average active selling community increased to 17.5 for the three months ended April 30, 2021 compared to 11.1 in the same period of the prior year, and increased to 33.5 for the six months ended April 30, 2021 compared to 20.7 in the same period of the prior year. This strong absorption pace resulted in our active selling communities at April 30, 2021 decreasing by 26.5% over last year’s second quarter. However, we are actively pursuing replacement communities, and our total lots controlled has increased each quarter since July 31, 2020.

●Contract backlog increased from 2,383 homes at April 30, 2020 to 3,897 homes at April 30, 2021, with a dollar value of $1.8 billion, representing an 85.2% increase in dollar value compared to the prior year.

● Our cash position allowed us to spend $353.6 million on land purchases and land development during the six months ended April 30, 2021 and still have total liquidity of $352.8 million, including $218.3 million of homebuilding cash and cash equivalents as of April 30, 2021 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness, even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

Operating, Investing and Financing Activities – Overview

Our total liquidity at April 30, 2021 was $352.8 million, including $218.3 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. Some of our cash will be used in the third quarter of fiscal 2021 to pay for debt due in July 2022 that we have called for redemption (see Note 22 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for fiscal 2021 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2021 to finance our working capital requirements.

We spent $353.6 million on land and land development during the first half of fiscal 2021. After considering this land and land development and all other operating activities, including revenue received from deliveries, cash provided by operations was $15.5 million. During the first half of fiscal 2021, cash used in investing activities was $12.4 million, primarily due to investments in two new unconsolidated joint ventures, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $40.9 million during the first half of fiscal 2021, which was primarily due to net payments for nonrecourse mortgage financings and land banking and model sale leaseback financings during the period, partially offset by net proceeds from our mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2021 and 2020 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, debt repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2021 and October 31, 2020, were as follows:

	April 30,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$111,214	$111,214
10.5% Senior Secured Notes due July 15, 2024	69,683	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$1,133,990	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,435,749	$1,435,749
Net (discounts) premiums	$13,614	$17,521
Net debt issuance costs	$(20,039)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,429,324	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% 2027 Notes was extended to November 1, 2027.

(2) At April 30, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes (except that certain of the Notes Guarantors (as defined below) do not guarantee the 10.5% Senior Secured Notes due 2024 as discussed in Note 12 to the Condensed and Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q subject  and senior notes (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) outstanding at April 30, 2021 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

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

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Any liquidity-enhancing or other capital raising or refinancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our Debt Instruments, we are currently limited in the amount of debt we can incur that does not qualify as refinancing indebtedness, even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $9.3 million and $11.3 million letters of credit outstanding at April 30, 2021 and October 31, 2020, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2021 and October 31, 2020, the amount of cash collateral in these segregated accounts was $9.5 million and $11.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes, including information with respect to the collateral securing our Secured Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $113.9 million and $135.1 million (net of debt issuance costs) at April 30, 2021 and October 31, 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $419.7 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 5.0% and 6.4% at April 30, 2021 and October 31, 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2021 and October 31, 2020, we had an aggregate of $110.5 million and $87.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $117.9 million during the six months ended April 30, 2021 from October 31, 2020. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $27.6 million, in the Southeast by $8.1 million, in the Southwest by $79.9 million and in the West by $20.1 million. The increase was partially offset by decreases in the Mid-Atlantic of $17.3 million and in the Midwest of $0.5 million. The net increase was primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the six months ended April 30, 2021, we recorded an impairment loss for one community in the amount of $0.8 million, and wrote-off costs in the amount of $1.2 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at April 30, 2021 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned decreased $56.8 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The decrease from October 31, 2020 to April 30, 2021 was primarily due to a decrease in land banking transactions and a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2021, inventory of $84.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $50.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2021, inventory of $40.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $40.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2021, we had mothballed land in 8 communities. The book value associated with these communities at April 30, 2021 was $4.4 million, which was net of impairment charges recorded in prior periods of $61.5 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2021, we did not mothball any additional communities, but we sold two previously mothballed communities and we re-activated two previously mothballed communities and portions of two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $2.0 million of our total inventories held for sale at October 31, 2020, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at April 30, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at April 30, 2021 compared to October 31, 2020 is attributable to acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements during the period.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2021:

Northeast	3	788	2,146	2,934
Mid-Atlantic	15	2,206	5,268	7,474
Midwest	9	1,263	977	2,240
Southeast	14	1,510	1,896	3,406
Southwest	42	4,668	3,260	7,928
West	14	1,672	2,773	4,445

Consolidated total	97	12,107	16,320	28,427

Unconsolidated joint ventures (2)	21	4,798	-	4,798

Owned		6,708	3,795	10,503
Optioned		5,049	12,525	17,574

Controlled lots		11,757	16,320	28,077

Construction to permanent financing lots		350	-	350

Consolidated total		12,107	16,320	28,427

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

	April 30, 2021			October 31, 2020:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	3	3	6	1	5	6
Mid-Atlantic	13	19	32	31	10	41
Midwest	2	10	12	11	8	19
Southeast	12	25	37	42	17	59
Southwest	100	18	118	174	16	190
West	4	21	25	14	19	33

Total	134	96	230	273	75	348

Started or completed unsold homes and models per active selling communities (1)	1.4	1.0	2.4	2.4	0.6	3.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 97 and 116 at April 30, 2021 and October 31, 2020, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Homebuilding Restricted cash and cash equivalents decreased $2.0 million from October 31, 2020 to $12.8 million at April 30, 2021. The decrease was due to a reduction in cash collateralization of our stand-alone letters of credit during the period.

Investments in and advances to unconsolidated joint ventures increased $9.3 million to $112.5 million at April 30, 2021 compared to October 31, 2020. The increase was primarily due to entry into two new unconsolidated joint ventures during the first half of fiscal 2021, partially offset by unconsolidated joint venture partner distributions during the period. As of April 30, 2021 and October 31, 2020, we had investments in 12 and ten unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2021	2020	Change

Prepaid insurance	$2,347	$2,687	$(340)
Prepaid project costs	25,387	28,549	(3,162)
Other prepaids	9,110	7,022	2,088
Other assets	909	431	478
Lease right of use asset	18,959	20,016	(1,057)
Total	$56,712	$58,705	$(1,993)

Prepaid insurance decreased during the six months ended April 30, 2021 due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. Other prepaids increased primarily due to new premiums for the renewal of certain software and related services during the period, partially offset by the amortization of these costs. Other assets increased primarily due to the timing of certain property tax payments. Lease right of use asset represents the net present value of our operating leases which, in accordance with ASC 842, are required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $124.0 million and $101.8 million at April 30, 2021 and October 31, 2020, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2020 was related to an increase in the volume of loans originated during the second quarter of 2021 compared to the fourth quarter of 2020, primarily due to the increase in deliveries, along with an increase in the average loan value.

Deferred tax assets, net, was $459.2 million at April 30, 2021, and zero at October 31, 2020, due to the full reversal of our federal valuation allowance and the reversal of a portion of our state valuation allowance in the second quarter of fiscal 2021.

Nonrecourse mortgages secured by inventory decreased to $113.9 million at April 30, 2021 from $135.1 million at October 31, 2020. The decrease was primarily due to the payment of existing mortgages, partially offset by additional loan borrowings on existing mortgages, along with new mortgages for communities in most of our segments obtained during the six months ended April 30, 2021.

Accounts payable and other liabilities are as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2021	2020	Change

Accounts payable	$156,492	$148,541	$7,951
Reserves	93,973	89,985	3,988
Lease liability	19,970	21,049	(1,079)
Accrued expenses	12,353	10,680	1,673
Accrued compensation	71,850	68,641	3,209
Other liabilities	24,743	20,378	4,365
Total	$379,381	$359,274	$20,107

The increase in accounts payable was primarily due an increase in construction spending, which correlates with the increase in backlog for the six months ended April 30, 2021. Reserves increased due to new accruals primarily for warranty and construction defect claims, partially offset by claim payments during the period. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets in accordance with ASC 842. Accrued expenses increased primarily due to an accrual for a sales reward program. The increase in accrued compensation was primarily due to expenses associated with our 2019 LTIP plan based on the increase in our stock price during the first half of fiscal 2021, along with the accrual of fiscal 2021 bonuses, partially offset by the payment of our fiscal year 2020 bonuses during the first quarter of fiscal 2021. Other liabilities increased primarily due to deferred payroll tax withholdings, along with an increase related to the timing of hospitalization claims and payments during the period.

Customers’ deposits increased $17.6 million from October 31, 2020 to $65.9 million at April 30, 2021. The increase was primarily related to the increase in backlog during the period.

Liabilities from inventory not owned decreased $40.8 million to $90.4 million at April 30, 2021. The decrease was primarily due to a decrease in land banking activity during the period and a decrease in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) increased $29.4 million from $119.0 million at October 31, 2020, to $148.4 million at April 30, 2021. The increase was primarily due to an increase in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the increase in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2021 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2020

Total Revenues

Compared to the same prior period, revenues increased as follows:

	Three Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2021	2020	Change	Change
Homebuilding:
Sale of homes	$679,515	$523,347	$156,168	29.8%
Land sales and other revenues	1,919	643	1,276	198.4%
Financial services	21,728	14,361	7,367	51.3%

Total revenues	$703,162	$538,351	$164,811	30.6%

	Six Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2021	2020	Change	Change
Homebuilding:
Sale of homes	$1,230,880	$1,002,580	$228,300	22.8%
Land sales and other revenues	5,721	1,452	4,269	294.0%
Financial services	41,225	28,375	12,850	45.3%

Total revenues	$1,277,826	$1,032,407	$245,419	23.8%

Homebuilding

For the three and six months ended April 30, 2021, sale of homes revenues increased $156.2 million, or 29.8%, and $228.3 million, or 22.8%, respectively, as compared to the same periods of the prior year. These increases were primarily due to the number of home deliveries increasing 22.1% and 17.3% for the three and six months ended April 30, 2021, respectively, compared to the three and six months ended April 30, 2020. In addition, there was a 6.3% and 4.7% increase in the average price per home for the three and six months ended April 30, 2021, respectively, compared with the respective prior year periods. The average price per home increased to $419,972 in the three months ended April 30, 2021 from $394,979 in the three months ended April 30, 2020. The average price per home increased to $409,883 in the six months ended April 30, 2021 from $391,480 in the six months ended April 30, 2020. The increase in average price was the result of increases in home prices in virtually all of our markets along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2021	2020	% Change	2021	2020	% Change

Northeast:
Dollars	$28,686	$46,791	(38.7)%	$59,902	$92,055	(34.9)%
Homes	42	94	(55.3)%	95	175	(45.7)%

Mid-Atlantic:
Dollars	$112,124	$89,677	25.0%	$205,035	$177,266	15.7%
Homes	216	168	28.6%	392	323	21.4%

Midwest:
Dollars	$64,010	$56,543	13.2%	$120,603	$102,935	17.2%
Homes	203	184	10.3%	386	343	12.5%

Southeast:
Dollars	$80,863	$56,317	43.6%	$126,511	$92,997	36.0%
Homes	167	127	31.5%	269	224	20.1%

Southwest:
Dollars	$217,165	$170,485	27.4%	$407,347	$334,188	21.9%
Homes	633	515	22.9%	1,215	1,008	20.5%

West:
Dollars	$176,667	$103,534	70.6%	$311,482	$203,139	53.3%
Homes	357	237	50.6%	646	488	32.4%

Consolidated total:
Dollars	$679,515	$523,347	29.8%	$1,230,880	$1,002,580	22.8%
Homes	1,618	1,325	22.1%	3,003	2,561	17.3%

Unconsolidated joint ventures (1)
Dollars	$91,067	$112,196	(18.8)%	$162,180	$198,545	(18.3)%
Homes	155	188	(17.6)%	274	337	(18.7)%

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

As discussed above, the overall increase in consolidated housing revenues during the three and six months ended April 30, 2021 as compared to the same periods of the prior year was attributed to an increase in deliveries, due to the strong homebuilding market and high demand for new home construction, and to the increase in average sales price, due to raising prices in virtually all of our markets and the geographic and community mix of deliveries.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020

Northeast:
Dollars	$49,948	$23,266	$83,618	$56,269	$105,828	$50,771
Homes	64	66	107	129	142	106

Mid-Atlantic:
Dollars	$152,237	$128,652	$296,718	$222,354	$350,183	$228,622
Homes	242	247	471	430	585	429

Midwest:
Dollars	$80,541	$54,501	$159,927	$112,777	$208,841	$132,523
Homes	225	174	463	361	673	468

Southeast:
Dollars	$66,485	$48,508	$164,679	$115,666	$185,139	$131,695
Homes	153	109	363	264	392	287

Southwest:
Dollars	$319,618	$187,493	$587,443	$365,926	$540,321	$262,634
Homes	829	582	1,565	1,110	1,416	765

West:
Dollars	$151,571	$139,418	$325,685	$230,250	$384,089	$151,812
Homes	258	309	580	515	689	328

Consolidated total:
Dollars	$820,400	$581,838	$1,618,070	$1,103,242	$1,774,401	$958,057
Homes	1,771	1,487	3,549	2,809	3,897	2,383

Unconsolidated joint ventures:(2)
Dollars	$132,611	$127,283	$267,891	$249,041	$494,524	$267,368
Homes	335	439	732	704	1,927	884

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

In the first half of 2021, our open for sale community count decreased to 97 from 116 at October 31, 2020, which was the net result of opening 31 new communities, closing 47 communities and contributing three active selling communities to an unconsolidated joint venture since the beginning of fiscal 2021. High demand accelerated the close out of our communities, which contributed to the decrease in community count. Our reported level of sales contracts (net of cancellations) was impacted by an increase in sales pace per community in the first half of fiscal 2021 as compared to the same period of the prior year. Net contracts per average active selling community for the three months ended April 30, 2021 increased to 17.5 compared to 11.1 for the same period in the prior year. Net contracts per average active selling community for the six months ended April 30, 2021 increased to 33.5 compared to 20.7 for the same period in the prior year.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2021	2020	2019	2018	2017

First	17%	19%	24%	18%	19%
Second	16%	23%	19%	17%	18%
Third		18%	19%	19%	19%
Fourth		18%	21%	23%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2021	2020	2019	2018	2017

First	11%	14%	16%	12%	12%
Second	9%	20%	20%	15%	16%
Third		21%	16%	14%	13%
Fourth		14%	14%	13%	12%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, with fiscal 2021 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. However, it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2021	2020	2021	2020

Sale of homes	$679,515	$523,347	$1,230,880	$1,002,580
Cost of sales, excluding interest expense and land charges	535,017	427,944	972,389	824,262
Homebuilding gross margin, before cost of sales interest expense and land charges	144,498	95,403	258,491	178,318
Cost of sales interest expense, excluding land sales interest expense	21,704	18,537	38,421	36,673
Homebuilding gross margin, after cost of sales interest expense, before land charges	122,794	76,866	220,070	141,645
Land charges	81	1,010	1,958	3,838
Homebuilding gross margin	$122,713	$75,856	$218,112	$137,807
Homebuilding gross margin percentage	18.1%	14.5%	17.7%	13.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.3%	18.2%	21.0%	17.8%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	18.1%	14.7%	17.9%	14.1%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	70.2%	72.3%	70.4%	72.5%
Commissions	3.6%	3.6%	3.6%	3.5%
Financing concessions	1.2%	1.3%	1.2%	1.4%
Overheads	3.7%	4.6%	3.8%	4.8%
Total cost of sales, before interest expense and land charges	78.7%	81.8%	79.0%	82.2%
Cost of sales interest	3.2%	3.5%	3.1%	3.7%
Land charges	0.0%	0.2%	0.2%	0.4%

Homebuilding gross margin percentage	18.1%	14.5%	17.7%	13.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.3%	18.2%	21.0%	17.8%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	18.1%	14.7%	17.9%	14.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 18.1% during the three months ended April 30, 2021 compared to 14.5% for the same period last year and increased to 17.7% during the six months ended April 30, 2021 compared to 13.7% for the same period last year. Homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 18.2% for the three months ended April 30, 2020 to 21.3% for the three months ended April 30, 2021, and increased from 17.8% for the six months ended April 30, 2020 to 21.0% for the six months ended April 30, 2021. The increases for the three and six months ended April 30, 2021 for both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, were primarily due to increases in home prices across virtually all our operating segments, along with the mix of communities delivering compared to the prior year periods.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we wrote-off or wrote-down certain inventories totaling $0.1 million and $1.0 million during the three months ended April 30, 2021 and 2020, respectively, and $2.0 million and $3.8 million during the six months ended April 30, 2021 and 2020, respectively, to their estimated fair value. During the three and six months ended April 30, 2021, we wrote-off residential land options and approval and engineering costs amounting to $0.1 million and $1.2 million, respectively, compared to $1.0 and $3.8 million for the three and six months ended April 30, 2020, respectively, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in the Southeast, Southwest and West segments in the first half of fiscal 2021 and all of our segments, execpt our Mid-Atlantic segment, in the first half of fiscal 2020. We recorded an inventory impairment of $0.8 million during the six months ended April 30, 2021, which was related to one community in the West segment. We did not record any inventory impairments during the three and six months ended April 30, 2020. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2021	2020	2021	2020

Land and lot sales	$1,549	$50	$4,911	$75
Cost of sales, excluding interest	1,517	83	3,783	120
Land and lot sales gross margin, excluding interest	32	(33)	1,128	(45)
Land and lot sales interest expense	21	52	469	52
Land and lot sales gross margin, including interest	$11	$(85)	$659	$(97)

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two land sales in both the three months ended April 30, 2021 and 2020. The increase of $1.5 million in land sales revenues was due to selling higher-priced land in the current period as compared to the same period of the prior year. There were six land sales in the six months ended April 30, 2021 compared to three land sales in the same period of the prior year, resulting in an increase of $4.8 million in land sales revenues.

Land sales and other revenues increased $1.3 million and $4.3 million for the three and six months ended April 30, 2021, respectively, as compared to the same periods in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts.  The increase for the three and six months ended April 30, 2021, compared to the three and six months ended April 30, 2020, was mainly due to the increase in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $1.6 million and $1.2 million for the three and six months ended April 30, 2021, respectively, compared to the same periods last year. The increase for the three and six months ended April 30, 2021 was primarily due to an increase in compensation expense, mostly attributed to our long-term incentive programs now forecasted to achieve above target metrics as a result of the recent improved operating results and higher stock price. SGA expenses as a percentage of homebuilding revenues decreased to 6.2% and 6.7% for the three and six months ended April 30, 2021, respectively, compared to 7.7% and 8.1% for the three and six months ended April 30, 2020, respectively, as a result of the 30.0% and 23.2% increase in homebuilding revenue for the same periods, respectively.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2021	2020	Variance	Variance %

Northeast
Homebuilding revenue	$30,189	$46,798	$(16,609)	(35.5)%
Income before income taxes	$5,068	$6,722	$(1,654)	(24.6)%
Homes delivered	42	94	(52)	(55.3)%
Average sales price	$683,000	$497,777	$185,223	37.2%

Mid-Atlantic
Homebuilding revenue	$112,200	$89,738	$22,462	25.0%
Income before income taxes	$12,010	$5,466	$6,544	119.7%
Homes delivered	216	168	48	28.6%
Average sales price	$519,093	$533,792	$(14,699)	(2.8)%

Midwest
Homebuilding revenue	$64,079	$56,673	$7,406	13.1%
Income (loss) before income taxes	$4,128	$(385)	$4,513	1172.2%
Homes delivered	203	184	19	10.3%
Average sales price	$315,320	$307,299	$8,021	2.6%

Southeast
Homebuilding revenue	$80,917	$56,369	$24,548	43.5%
Income before income taxes	$6,504	$50	$6,454	12908%
Homes delivered	167	127	40	31.5%
Average sales price	$484,210	$443,441	$40,769	9.2%

Southwest
Homebuilding revenue	$217,312	$170,654	$46,658	27.3%
Income before income taxes	$29,275	$13,052	$16,223	124.3%
Homes delivered	633	515	118	22.9%
Average sales price	$343,073	$331,039	$12,034	3.6%

West
Homebuilding revenue	$176,733	$103,603	$73,130	70.6%
Income before income taxes	$21,863	$2,723	$19,140	702.9%
Homes delivered	357	237	120	50.6%
Average sales price	$494,866	$436,852	$58,014	13.3%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2021	2020	Variance	Variance %

Northeast
Homebuilding revenue	$62,233	$92,074	$(29,841)	(32.4)%
Income before income taxes	$9,662	$12,463	$(2,801)	(22.5)%
Homes delivered	95	175	(80)	(45.7)%
Average sales price	$630,547	$526,029	$104,518	19.9%

Mid-Atlantic
Homebuilding revenue	$205,145	$177,497	$27,648	15.6%
Income before income taxes	$22,711	$9,524	$13,187	138.5%
Homes delivered	392	323	69	21.4%
Average sales price	$523,048	$548,811	$(25,763)	(4.7)%

Midwest
Homebuilding revenue	$123,236	$103,117	$20,119	19.5%
Income (loss) before income taxes	$7,712	$(3,828)	$11,540	301.5%
Homes delivered	386	343	43	12.5%
Average sales price	$312,443	$300,102	$12,341	4.1%

Southeast
Homebuilding revenue	$126,691	$93,143	$33,548	36.0%
Income (loss) before income taxes	$6,858	$(4,261)	$11,119	260.9%
Homes delivered	269	224	45	20.1%
Average sales price	$470,301	$415,165	$55,136	13.3%

Southwest
Homebuilding revenue	$407,721	$334,553	$73,168	21.9%
Income before income taxes	$50,325	$21,672	$28,653	132.2%
Homes delivered	1,215	1,008	207	20.5%
Average sales price	$335,265	$331,536	$3,729	1.1%

West
Homebuilding revenue	$311,565	$203,224	$108,341	53.3%
Income before income taxes	$31,540	$4,334	$27,206	627.7%
Homes delivered	646	488	158	32.4%
Average sales price	$482,170	$416,268	$65,902	15.8%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 35.5% for the three months ended April 30, 2021 compared to the same period of the prior year. The decrease for the three months ended April 30, 2021 was attributed to a 55.3% decrease in homes delivered, partially offset by a 37.2% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $1.7 million to $5.1 million for the three months ended April 30, 2021 as compared to the prior year period. This was primarily due to the decrease in homebuilding revenues discussed above and a $3.0 million decrease in income from unconsolidated joint ventures, partially offset by an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 32.4% for the six months ended April 30, 2021 compared to the same period of the prior year. The decrease was attributed to a 45.7% decrease in homes delivered, partially offset by a 19.9% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $2.8 million to $9.7 million for the six months ended April 30, 2021 as compared to the prior year. This was primarily due to the decrease in homebuilding revenues discussed above and a $5.2 million decrease in income from unconsolidated joint ventures, partially offset by an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 25.0% for the three months ended April 30, 2021 compared to the same period in the prior year period. The increase was primarily due to a 28.6% increase in homes delivered, partially offset by a 2.8% decrease in average sales price for the three months ended April 30, 2021 compared to the same period in the prior year. Although there were price increases in virtually all communities overall, the decrease in average sales price was the result of new communities delivering lower priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended April 30, 2021 compared to some communities delivering in the three months ended April 30, 2020 that had higher priced, large single family homes and townhomes in such submarkets of the segment that are no longer delivering.

Income before income taxes increased $6.5 million to $12.0 million for the three months ended April 30, 2021 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above and a $0.4 million decrease in selling, general and administrative costs, while gross margin percentage before interest expense was flat for the three months ended April 30, 2021 compared to the same period of the prior year.

Homebuilding revenues increased 15.6% for the six months ended April 30, 2021 compared to the same period in the prior year. The increase was primarily due to a 21.4% increase in homes delivered, partially offset by a 4.7% decrease in average sales price for the six months ended April 30, 2021. Although there were price increases in virtually all communities overall, the decrease in average sales price was the result of new communities delivering lower priced, larger single family homes and townhomes in higher-end submarkets of the segment in the six months ended April 30, 2021 compared to some communities delivering in the six months ended April 30, 2020 that had higher priced, large single family homes and townhomes in such submarkets of the segment that are no longer delivering.

Income before income taxes increased $13.2 million to $22.7 million for the six months ended April 30, 2021 as compared to the prior year period, which was primarily due to the increase in homebuilding revenues discussed above, a $0.8 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues increased 13.1% for the three months ended April 30, 2021 compared to the same period in the prior year. The increase was due to a 10.3% increase in homes delivered and a 2.6% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended April 30, 2021 compared to some communities delivering in the three months ended April 30, 2020 that had lower priced, single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Loss before income taxes improved $4.5 million to income of $4.1 million for the three months ended April 30, 2021 compared to the same period in the prior year. The improvement was primarily due to the increase in homebuilding revenue discussed above, a $1.1 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense.

Homebuilding revenues increased 19.5% for the six months ended April 30, 2021 compared to the same period in the prior year. The increase was primarily due to an 12.5% increase in homes delivered and a 4.1% increase in the average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the six months ended April 30, 2021 compared to some communities delivering in the six months ended April 30, 2020 that had lower priced, single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Loss before income taxes improved $11.5 million to income of $7.7 million for the six months ended April 30, 2021 as compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $2.5 million decrease in selling, general and administrative costs, a $2.8 million decrease in inventory impairment loss and land option write-offs and a slight increase in gross margin percentage before interest expense.

Southeast – Homebuilding revenues increased 43.5% for the three months ended April 30, 2021 compared to the same period in the prior year. The increase was due to a 31.5% increase in homes delivered and a 9.2% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2021 compared to some communities delivering in the three months ended April 30, 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $6.5 million to $6.5 million for the three months ended April 30, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 36.0% for the six months ended April 30, 2021 compared to the same period in the prior year. The increase for the six months ended April 30, 2021 was due to a 20.1% increase in homes delivered and a 13.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2021 compared to some communities delivering in the six months ended April 30, 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Loss before income taxes improved $11.1 million to income of $6.9 million for the six months ended April 30, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $0.8 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 27.3% for the three months ended April 30, 2021 compared to the same period in the prior year. The increase in homebuilding revenues was primarily due to a 22.9% increase in homes delivered and a 3.6% increase in average sales price. The increase in the average sales price was due to price increases in certain communities.

Income before income taxes increased $16.2 million to $29.3 million for the three months ended April 30, 2021 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the three months ended April 30, 2021 compared to the same period of the prior year.

Homebuilding revenues increased 21.9% for the six months ended April 30, 2021 compared to the same period in the prior year. The increase was primarily due to a 20.5% increase in homes delivered, while average sales price was essentially flat with a 1.1% increase for the six months ended April 30, 2021.

Income before income taxes increased $28.7 million to $50.3 million for the six months ended April 30, 2021 compared to the same period in the prior year. The increase was due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the six months ended April 30, 2021 compared to the same period of the prior year.

West – Homebuilding revenues increased 70.6% for the three months ended April 30, 2021 compared to the same period in the prior year. The increase was due to a 50.6% increase in homes delivered and a 13.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the three months ended April 30, 2021 compared to some communities delivering in the three months ended April 30, 2020 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $19.1 million to $21.9 million for the three months ended April 30, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 53.3% for the six months ended April 30, 2021 compared to the same period in the prior year. The increase was due to a 32.4% increase in homes delivered and a 15.8% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2021 compared to some communities delivering in the six months ended April 30, 2020 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $27.2 million to $31.5 million for the six months ended April 30, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year, partially offset by a $1.5 million increase in inventory impairment loss and land option write-offs.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2021 and 2020, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 31.5% and 32.2%, respectively, of our total loans. The origination of FHA/VA loans decreased from the first half of fiscal 2020 to the first half of fiscal 2021, and our conforming conventional loan originations as a percentage of our total loans increased from 65.6% to 68.1% for these periods, respectively. The origination of loans which exceed conforming conventions decreased from 2.2% for the first half of fiscal 2020 to 0.4% for the first half of fiscal 2021. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2021, financial services provided a $10.4 million and $19.5 million pretax profit, respectively, compared to $4.7 million and $9.2 million, respectively, of pretax profit for the same periods of fiscal 2020. This increase in pretax profit was attributed to the increase in the homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase for the six months ended April 30, 2021, was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 69.5% and 68.4% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2021 and 2020, respectively, and 70.1% and 68.5% of our noncash homebuyers obtained mortgages originated by these subsidiaries for the six months ended April 30, 2021 and 2020, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $40.4 million for the three months ended April 30, 2021 compared to $15.3 million for the three months ended April 30, 2020 and increased to $63.9 million for the six months ended April 30, 2021 compared to $35.0 million for the six months ended April 30, 2020. The increase for both periods was primarily due to an increase in compensation expense, mainly related to the grants of phantom stock awards under our 2019 Long Term Incentive Plan (“2019 LTIP”) which expense increased due to the significant increase in our stock price from $51.16 at January 31, 2021 to $132.59 at April 30, 2021. Had equity shares rather than phantom shares been utilized for the 2019 LTIP, there would not have been expenses related to the movement in our stock price.

Other Interest

Other interest decreased $4.8 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 and decreased $5.9 million for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 primarily due to the decrease in nonrecourse mortgages at April 30, 2021 compared to April 30, 2020. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed.

(Loss) Gain on Extinguishment of Debt

On December 10, 2019, the Company entered into a credit agreement providing for $81.5 million of senior secured 1.75 lien term loans in exchange for $163.0 million of senior unsecured term loans. On December 10, 2019, the Company also issued $158.5 million of 10.0% Senior Secured 1.75 Lien Notes due 2025 in exchange for $23.2 million of 10.0% Senior Secured Notes due 2022 and $141.7 million 10.5% Senior Secured Notes due 2024. These transactions were accounted for in accordance with ASC 470-60, resulting in a net gain on extinguishment of debt of $9.3 million (including additional costs of $0.2 million incurred in the three months ended April 30, 2020).

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $3.6 million to $2.6 million for the three months ended April 30, 2021 and decreased $3.2 million to $4.6 million for the six months ended April 30, 2021 compared to the same respective periods of the prior year. The decrease was primarily due to the recognition of our share of income from certain of our joint ventures delivering fewer homes in the current fiscal year as compared to the prior fiscal year.

Total Taxes

The total income tax benefit for the three and six months ended April 30, 2021 was $457.6 million and $457.0 million, respectively. As discussed in Note 16 to the Condensed Consolidated Financial Statements, the benefit for both the three and six months ended April 30, 2021 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, partially offset by state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represented approximately 53.1% of our homebuilding cost of sales for the six months ended April 30, 2021.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of April 30, 2021, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2021 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	4/30/21

Long term debt(1)(2):
Fixed rate	$-	$111,214	$-	$69,683	$-	$1,254,852	$1,435,749	$1,409,595
Weighted average interest rate	-%	10.0%	-%	10.50%	-%	9.38%	9.48%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2021.
(2)	Does not include $113.9 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2021. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2021. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand.

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

4(g)

Amendment No. 2 to Rights Agreement, dated as of January 18, 2021, between the Company and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 19, 2021).

10(a)*

Amended and Restated 2020 Hovnanian Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 30, 2021).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the six months ended April 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021 and 2020, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the six months ended April 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101).

* Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 4, 2021
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	June 4, 2021
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer