Form 10-K
period 2021-10-31
HOVNANIAN ENTERPRISES INC
filed 2022-01-04
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $679,906,716.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,595,734 shares of Class A Common Stock and 659,207 shares of Class B Common Stock were outstanding as of December 10, 2021.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 29, 2022, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 355,000 homes, including 6,793 homes in fiscal 2021. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 124 communities in 26 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $173,000 to $1,273,000 with an average sales price, including options, of $431,000 nationwide in fiscal 2021.

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

Human Capital

As of October 31, 2021, we employed 1,784 full-time associates of whom 1,268 were involved in our Homebuilding operations, 165 were involved in the Financial Services operations and 351 were involved in our Corporate operations.  We do not have collective bargaining agreements relating to any of our associates.

Successful execution of our strategy is dependent on attracting, developing and retaining key associates and members of our management team. The skills, experience and industry knowledge of our team significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase engagement, productivity, efficiency and the skills our associates need to be successful.

We believe that talented associates are the Company’s greatest asset and play a key role in creating long-term value for our stakeholders. As of October 31, 2021, 19% of our associates had been with the Company for more than 15 years, and the average tenure of all associates was greater than seven years. We understand that our ultimate success and ability to compete are significantly dependent on how well we identify, hire, train, and retain highly qualified personnel. We realize that each associate has a unique vision and their own special talents. We are committed to being an employer that fosters the growth of each associate, while building an inclusive and diverse workforce.

In fiscal 2021, our Accelerated Leadership Development Program (ALDP) formed its second class following the initial success of the 2018 ALDP. The goal of this program is to identify leaders within and outside of the organization (as part of our recruiting efforts) to mentor, in order to drive growth and value creation, as well as considerations for succession planning. We actively seek to attract women and candidates of diverse backgrounds to the ALDP, and we significantly increased the proportion of women and underrepresented groups by 44% with our fiscal 2021 ALDP class.

We believe that our focus on diversity and inclusion across the organization positions the Company to deliver innovation and growth. We have a diverse associate base comprised of 28% non-white associates as of October 31, 2021. Additionally, as of October 31, 2021, 44% of our associates were women, and women represent 40% of all associates in manager and more senior positions.

Promoting a diverse and inclusive work environment is a major priority at Hovnanian. In 2020, the Company formed a Diversity & Inclusion Committee, which is led by the CEO and comprised of members of senior leadership and associates in various functions throughout the organization representing various backgrounds. The objective of the committee is to advise on and evaluate the Company’s diversity and inclusion initiatives and to offer suggestions and guidance.  The Diversity & Inclusion Committee meets quarterly. All associates are required to take a Diversity Made Simple training course. Associates in leadership positions (representing approximately 20% of all associates) are obligated to participate in more extensive diversity and inclusion training sessions.

Hovnanian is also a founding member of the Building Talent Foundation whose mission is to advance the education, training and careers of people from underrepresented groups in the fields of skilled technical workers and as business owners in the residential construction industry.

Through a combination of competitive benefits and educational programs, we believe that we positively contribute to the well-being of our associates and the communities in which they live and work. Our benefits packages include medical, dental, and vision coverage, as well as health savings accounts, life insurance, disability income, 401(k) savings plan with a company match and other assistance and wellness programs. Together, these benefits help keep our associates and their dependents healthy, while giving them tax-advantaged ways to save for retirement and establish long-term financial security. This package of programs is routinely reevaluated in order to meet the changing needs of our associates in our diverse organization.

From the onset of the COVID-19 pandemic and throughout, we made the safety of our associates, trade partners and customers our top priority. We were quick to respond with our company wide COVID-19 Prevention, Preparedness & Response Plan and further implemented state-specific COVID-19 plans where required. Our COVID-19 plans were generated and periodically amended following the most current guidance from the Center for Disease Control (CDC) and the Occupational Safety and Health Administration (OSHA) as well as state requirements based on the geographic location of our various operations.

During fiscal 2021, in light of the Company’s successful experience managing the remote working environment due to the pandemic and the recognition of the associated environmental benefits, the Company introduced a hybrid work schedule whereby, once COVID-19 restrictions are lifted and associates anticipate returning to the office,  most office associates may work two days a week from home. We believe this change to a hybrid work model will promote a healthier work and home life balance for our associates while simultaneously providing the environmental benefits of having fewer vehicles on the road.

We also have committed considerable resources to furthering our associates’ personal and professional growth. We have a repository of over 400 training modules/courses to facilitate these learning sessions in both in-person and virtual settings, including mandatory diversity, ethics, sexual harassment and safety training courses.

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

Business Strategies

Given our belief in the long-term recovery of the homebuilding market, we remain focused on identifying new land parcels, which will allow us to continue to improve our financial performance. For seven consecutive quarters through the third quarter of fiscal 2019, our total number of lots controlled increased as compared to the same period of the prior year. This growth in lot control led to increased community count in fiscal 2019, which along with faster absorption pace per community, allowed us to increase fiscal 2020 deliveries by 15.0% over fiscal 2019, and increased our October 31, 2020 backlog by 55.3% over October 31, 2019. This faster absorption pace continued in fiscal 2021, resulting in a 9.1% increase in deliveries over fiscal 2020 and caused our community count to decrease during the first half of fiscal 2021, however, we have increased our community count in recent months to 124 at October 31, 2021, and expect to continue to grow community count going forward, although it may fluctuate up and down during the first half of fiscal 2022. We continue to see opportunities to purchase land at prices that make economic sense in light of our current sales prices and sales paces and plan to continue actively pursuing such land acquisitions. New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to sustain profitability. Our continued profitability in fiscal 2021 and our expectations for the future enabled us to reverse a substantial portion of our valuation allowance previously recorded against our deferred tax assets, creating positive equity.

We continue to be focused on maintaining adequate liquidity and evaluating new investment opportunities. Our excess liquidity in fiscal 2021 allowed us to repurchase $180.9 million of senior secured notes in the third and fourth quarters of the fiscal year. In addition to our current focus on liquidity, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

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

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests in the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, our focus remains on attracting and developing quality associates. See "Human Capital" above for further discussion.

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

Operating Policies and Procedures

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training - Our training is designed to provide our associates with the knowledge, attitudes, skills and habits necessary to succeed in their jobs. Our training department regularly conducts in-person, online or webinar training in sales, construction, administration and managerial skills.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2021, 2020 and 2019, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,201 lots, 3,900 lots and 5,153 lots, respectively, out of 23,624 total lots, 20,204 total lots and 23,157 total lots, respectively, under option, resulting in pretax charges of $1.6 million, $6.8 million and $3.6 million, respectively.

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

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Since the COVID-19 pandemic began, we have experienced construction delays due to shortages in the supply of materials, as well as labor shortages in all of our markets. The impact and the particular materials associated with the delays is varied from market to market, and we are currently experiencing increased construction cycle times by 45-60 days in many of our markets, but such timeframes could be elongated. We cannot predict the extent to which shortages in necessary materials or labor will continue or re-occur in our markets in the future.

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Ohio, South Carolina and Virginia markets, which offer a wide range of customer options to satisfy individual customer tastes.

In fiscal 2019, we established a national call center which is responsible for follow up generated by our web site and our digital marketing efforts. This call center continues to be a critical sales tool since the start of the COVID-19 pandemic. The call center supports our ability to swiftly respond to incoming customer leads, schedule and conduct virtual tours and video chats, as well as set up in person model home tours.

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

During the year ended October 31, 2021, for the markets in which our mortgage subsidiaries originated loans, 8.5% of our home buyers paid in cash and 68.3% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2021 were 71.9% prime and 27.4% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 0.7% of our loan originations represent loans which exceed conforming conventions.

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

Current base prices for our homes in contract backlog at October 31, 2021, range from $578,000 to $1,200,000 in the Northeast, from $220,000 to $1,120,000 in the Mid-Atlantic, from $173,000 to $680,000 in the Midwest, from $251,000 to $1,273,000 in the Southeast, from $239,000 to $803,000 in the Southwest and from $308,000 to $1,063,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2021, is set forth below:

	Housing	Homes
(Housing revenue in thousands)	Revenues	Delivered	Average Price
Northeast	$140,212	201	$697,572
Mid-Atlantic	465,432	849	548,212
Midwest	248,531	773	321,515
Southeast	276,207	602	458,816
Southwest	902,248	2,531	356,479
West	641,080	1,248	513,686
Consolidated total	$2,673,710	6,204	$430,966
Unconsolidated joint ventures (1)	$345,793	589	$587,085

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The value of our net sales contracts, excluding unconsolidated joint ventures, increased 2.6% to $2.9 billion for the year ended October 31, 2021 from $2.8 billion for the year ended October 31, 2020, while the number of homes contracted decreased 13.4% to 6,023 in fiscal 2021 from 6,953 in fiscal 2020. The decrease in the number of homes contracted occurred along with a 14.8% decrease in the average number of open-for-sale communities from 128 for fiscal 2020 to 109 for fiscal 2021. However, we ended fiscal 2021 with 124 active selling communities. We contracted an average of 55.3 homes per average active selling community in fiscal 2021 compared to 54.3 homes per average active selling community in fiscal 2020, a 1.8% increase in sales pace per community for fiscal 2021.

 Information on the value of net sales contracts by segment for the years ended October 31, 2021 and 2020, is set forth below:

			Percentage of
(Value of net sales contracts in thousands)	2021	2020	Change
Northeast	$196,496	$171,181	14.8%
Mid-Atlantic	541,684	510,229	6.2%
Midwest	273,459	272,170	0.5%
Southeast	320,485	270,277	18.6%
Southwest	1,001,844	872,630	14.8%
West	553,624	717,973	(22.9)%
Consolidated total	$2,887,592	$2,814,460	2.6%
Unconsolidated joint ventures(1)	$536,597	$571,926	(6.2)%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our active selling communities under development as of October 31, 2021. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	6	871	50	172	649
Mid-Atlantic	20	3,788	1,628	508	1,652
Midwest	8	2,107	844	605	658
Southeast	22	2,601	865	421	1,315
Southwest	53	8,924	4,196	1,076	3,652
West	15	3,661	1,436	465	1,760
Total	124	21,952	9,019	3,247	9,686

(1)	Includes 254 home sites under option.
(2)	Of the total remaining homes available, 291 were under construction or completed (including 104 models and sales offices), and 5,053 were under option.

Backlog

At October 31, 2021 and 2020, including unconsolidated joint ventures, we had a backlog of signed contracts for 5,535 homes and 4,820 homes, respectively, representing a 14.8% increase, with sales values aggregating $2.2 billion and $1.8 billion, respectively. The majority of our backlog at October 31, 2021 is expected to be completed and closed within the next six to nine months. At November 30, 2021 and 2020, our backlog of signed contracts, including unconsolidated joint ventures, was 5,820 homes and 5,089 homes, respectively, with sales values aggregating $2.3 billion and $1.9 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the table on page 34 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations -Homebuilding.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2021, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 31,243 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29.

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value(1)
Northeast:
Under option	28	2,525	$176,020	$14,532
Owned	-	-		$-
Total	28	2,525		$14,532
Mid-Atlantic:
Under option	33	4,969	$407,252	$15,750
Owned	8	1,114		$36,249
Total	41	6,083		$51,999
Midwest:
Under option	9	1,091	$48,991	$250
Owned	3	29		$330
Total	12	1,120		$580
Southeast:
Under option	13	1,450	$65,214	$1,904
Owned	8	593		$27,702
Total	21	2,043		$29,606
Southwest:
Under option	45	4,502	$246,511	$19,225
Owned	2	178		$7,999
Total	47	4,680		$27,224
West:
Under option	7	579	$57,706	$7,312
Owned	9	1,280		$4,739
Total	16	1,859		$12,051
Totals:
Under option	135	15,116	$1,001,694	$58,973
Owned	30	3,194		$77,019
Combined total	165	18,310		$135,992

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2021, option fees and deposits aggregated approximately $45.2 million. As of October 31, 2021, we spent an additional $13.8 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During a declining homebuilding market, we typically decide to mothball (or stop development on) certain communities where we have determined that current market conditions did not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from Sold and unsold homes and lots under development to Land and land options held for future development or sale. See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities. For additional financial information regarding our homebuilding segments, see Note 10 to the Consolidated Financial Statements.

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Since the COVID-19 pandemic began, we have experienced construction delays due to shortages in the supply of materials, as well as labor shortages in all of our markets. Additionally, we experienced a significant increase in lumber prices during fiscal 2021, although we have recently seen prices start to decrease. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future.

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

Risk Relating to Our Business and Industry

The homebuilding industry is significantly affected by changes in general and local economic conditions and real estate markets, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured, could result in cancellation of sales contracts, and could affect our liquidity.

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

The homebuilding industry is vulnerable to raw material and labor shortages and has from time to time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have experienced some labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, over the past few years. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. In addition, increased demand could increase material and labor costs. Due to significantly increased demand in June and July of 2020, we began increasing home prices which continued throughout fiscal 2021. While we believe that these price increases could offset potential material and labor cost increases, if rising labor and house construction costs substantially outpace increases in the income of potential purchasers we may be limited in our ability to raise home sale prices, which may result in lower gross margins. Since the COVID-19 pandemic began, we have experienced construction delays due to shortages in the supply of materials, as well as labor shortages in all of our markets. Additionally, we experienced a significant increase in lumber prices during fiscal 2021, although we have recently seen prices start to decrease.

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

Our response to the various governmental measures in mid-March and early April of 2020, including, among other measures, temporarily closing our sales offices, model homes and design studios to the general public and limiting our construction operations, and the response of municipal and private services we rely on, substantially tempered our sales pace. Beginning in May 2020 and continuing through April 30, 2021, our sales pace exceeded our pre-COVID sales pace. The further spread of COVID-19 and a resurgence of the infection rate have led governmental authorities to once again tighten restrictions. Although our sales pace and net contracts have continued to be reasonably strong, similar to pre-COVID sales pace, they have slowed some more recently, and we remain uncertain regarding the full long-term magnitude or duration of the business and economic impacts from the unprecedented COVID-19 pandemic. Further, it remains unknown whether recent, current or anticipated demand will continue once the current COVID-19 pandemic subsides.

Our business could also be negatively impacted over the medium-to-longer term if the lasting disruptions related to the COVID-19 pandemic decrease consumer confidence generally or more particularly with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our homes; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access our senior secured revolving credit facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; increase costs of doing business due to the potential impact of vaccine mandates/testing requirements; and/or result in our recognizing charges in future periods, which may be material, for impairments, land option write-offs or restructuring. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do. The inherent uncertainties surrounding the COVID-19 pandemic, due in part to the evolving and changing environment, infection levels and governmental directives, concerns about the winter months, public health challenges and progress, and market reactions thereto, also make it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives.

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

The homebuilding industry is significantly affected by changes in weather and other environmental conditions, and resulting governmental regulations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other environmental conditions can harm the local homebuilding business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increased cost of operations and also have impacted our sales and construction activity in affected markets during the related time periods. Additionally, other coastal areas where we operate face increased risks of adverse weather or natural disasters.

In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations.

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

We conduct a significant portion of our business in Arizona, California, Delaware, Florida, Maryland, New Jersey, Ohio, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Delaware, Florida, Maryland, New Jersey, Ohio, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy, and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell the current home, or our inability to complete and deliver the new home within the specified time. At October 31, 2021, including unconsolidated joint ventures, we had a backlog of signed contracts for 5,535 homes with a sales value aggregating $2.2 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in fiscal year 2021, we have experienced, and continue to experience, increases in the prices of land, labor and materials. Continued inflationary pressures could impact our profitability.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The “Tax Cuts and Jobs Act” which was signed into law in December 2017 includes provisions which impose significant limitations with respect to these income tax deductions. For instance, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. Proposed legislation that was passed by the House of Representatives in November 2021 (the “Build Back Better Act”) would generally raise this limit to $80,000 through 2030, but there can be no assurance that this proposed legislation will be enacted and, even if enacted, there may be changes with respect thereto (i.e., that would modify the limit) prior to enactment. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours, particularly in states with higher state income taxes or home prices, such as in California and New Jersey. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

Further, existing and prospective regulatory and societal responses to climate change intended to reduce potential climate change impacts may increase the upfront costs of purchasing a home, costs to maintain the home and its systems, energy and utility costs and the cost to obtain homeowner and various hazard and flood insurance, or limit homeowners’ ability to obtain these insurance policies altogether. Although these items have had no material effect on our business, they could adversely affect our business in the future.

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

We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third-parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through phishing attempts, data-theft and cyber-attack), ransomware attacks, usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our homebuyers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. If our computer systems and our backup systems, or those of the third-parties on whose systems we rely, are breached, compromised or damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or the misappropriation of proprietary, personal identifying or confidential information, including information about our business partners and home buyers. Our or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages.

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, and the regulatory regime continues to evolve and is increasingly demanding. Many states have passed or are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance.

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

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2021, including the debt of the subsidiaries that guarantee our debt, was $1,254.9 million ($1,248.4 million net of discount and premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2021.

●

Our debt service payments for the year ended October 31, 2021, were $318.8 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

As of October 31, 2021, we had $9.3 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $9.9 million of cash. Our fees for these letters of credit for the year ended October 31, 2021, which are based on both the used and unused portion of the facilities and agreements, were $0.2 million. We also had substantial contractual commitments and contingent obligations, including $223.8 million of performance bonds as of October 31, 2021. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal 2021 and 2020 was $210.2 million and $292.8 million, respectively. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If the current improved market conditions in the homebuilding industry do not continue over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

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

The indentures governing our outstanding debt securities and our credit facilities impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence (including non-recourse indebtedness), creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets (including in certain land banking transactions), cash distributions, (including paying dividends on common and preferred stock), capital stock repurchases/exchanges, and investments by us and certain of our subsidiaries (including in joint ventures). Because of these restrictions, we could be prohibited from paying dividends on our common and preferred stock.

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

                   In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection ("NJDEP") has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until April 20, 2022. We believe that we have adequate reserves for this matter.

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

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Item 3 – “Legal Proceedings” and Note 18 to our Consolidated Financial Statements for the year ended October 31, 2021). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2021, we had invested an aggregate of $60.9 million in these unconsolidated joint ventures, including net advances to these unconsolidated joint ventures of $2.2 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

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

The combined ownership of members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock, enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. Such holdings represented approximately 55% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2021. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.2 billion through the fiscal year ended October 31, 2021, and we may generate net operating loss carryforwards in future years.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 63,000 square feet of office space in the Northeast for our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 314,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

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

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 292 stockholders of record at December 10, 2021. There is no established public trading market for our Class B Common Stock, which was held by 180 stockholders of record at December 10, 2021. If a shareholder desires to sell shares of Class B Common Stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A Common Stock at a one to one conversion rate.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2021. The maximum number of shares that may yet be purchased under the Company’s repurchase plans or programs is 22 thousand.

ITEM 6 Reserved

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

Key Performance Indicators

The following key performance indicators are commonly used in the homebuilding industry and by management as a means to better understand our operating performance and trends affecting our business, and compare our performance with the performance of other homebuilders. We believe these key performance indicators also provide useful information to investors in analyzing our performance:

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

Overview

Market Conditions and Operating Results

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates, inflation and overall housing affordability. In general, at the start of fiscal year 2020, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales.

In March 2020, as a result of the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. However, beginning in May 2020, the homebuilding market rapidly improved, due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the third quarter and continuing through the fourth quarter of fiscal 2020, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics improved significantly in fiscal 2020 as compared to fiscal 2019, and improved even further in fiscal 2021, as described below.

Our cash position allowed us to spend $698.3 million on land purchases and land development and to repurchase $180.9 million of senior secured notes during fiscal 2021, and still have total liquidity of $380.9 million, including $246.0 million of homebuilding cash and cash equivalents as of October 31, 2021 and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of October 31, 2021.

Additional results for the year ended October 31, 2021 were as follows:

● For the year ended October 31, 2021, sale of homes revenues increased 18.7% as compared to the prior year, as a result of a 9.1% increase in deliveries, from the sustained strong homebuilding market and high demand for new home construction that began in fiscal 2020, along with an increase in average sales price.

● Gross margin percentage increased from 14.7% for the year ended October 31, 2020 to 18.6% for the year ended October 31, 2021, and gross margin percentage, before cost of sales interest expense and land charges, increased from 18.4% for the year ended October 31, 2020 to 21.8% for the year ended October 31, 2021. The increases were primarily due to increases in home prices in virtually all of our markets during fiscal 2021 as a result of the strong housing market.

● Selling, general and administrative costs (including corporate general and administrative expenses) increased $34.8 million for the year ended October 31, 2021 as compared to the prior year. The increase was primarily attributed to a change in volume of our unconsolidated joint venture deliveries, and an increase in compensation expense. The increase in compensation expense was mostly attributed to our long-term incentive programs now forecasted to achieve above target metrics as a result of improved operating results and our higher stock price. Despite the increase in dollars, as a percentage of total revenue, such costs decreased to 9.9% for the year ended October 31, 2021 compared to 10.3% for the year ended October 31, 2020.

● Pre-tax income increased to $189.9 million for the year ended October 31, 2021 from pre-tax income of $55.4 million for the year ended October 31, 2020. Net income increased to $607.8 million for the year ended October 31, 2021 (which includes the benefit from the reduction in our deferred tax asset valuation allowance) from net income of $50.9 million for the year ended October 31, 2020. Earnings per share, basic and diluted, increased to $87.50 and $85.86, respectively, for the year ended October 31, 2021, including the benefit from the reduction in our deferred tax asset valuation allowance, compared to earnings per share, basic and diluted of $7.48 and $7.03, respectively, for the year ended October 31, 2020.

● Net contracts per average active selling community increased to 55.3 for the year ended October 31, 2021 compared to 54.3 in the prior year. This strong absorption pace resulted in our average active selling communities at October 31, 2021 decreasing by 14.8% compared to  October 31, 2020.

● Net contracts decreased 13.4% for the year ended October 31, 2021, compared to the prior year, as a result of the decrease in average active selling communities.

● Contract backlog decreased from 3,402 homes at October 31, 2020 to 3,247 homes at October 31, 2021. However, the dollar value of contract backlog increased to $1.6 billion in connection with the increase in home prices discussed above, representing a 15.4% increase in dollar value compared to the prior year.

Despite the overall improvement during fiscal 2021, labor and material shortages that were initially due to the COVID-19 pandemic have worsened and continued despite resumption of pre-pandemic levels of economic activity while the full magnitude and duration of the COVID-19 pandemic and its effects remain unknown. We may experience material declines in our net contracts, deliveries, revenues, cash flow and/or profitability during fiscal 2022 and beyond, compared to the corresponding prior-year periods. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets or other reorganization activities. Any such charges could be material to our consolidated financial statements.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” As of October 31, 2021, the net book value associated with our 6 mothballed communities was $4.3 million, net of impairment charges recorded in prior periods of $57.5 million. We regularly review communities to determine if mothballing is appropriate. During fiscal 2021, we did not mothball any additional communities, but we sold four previously mothballed communities and we re-activated two previously mothballed communities and portions of two previously mothballed communities.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2021, inventory of $32.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $31.5 million recorded to “Liabilities from inventory not owned.”

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a quarterly basis. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered financings rather than sales. For purposes of our Consolidated Balance Sheets, at October 31, 2021, inventory of $66.2 million was recorded as “Consolidated inventory not owned,” with a corresponding amount of $31.3 million recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2019 to October 31, 2021 ranged from 17.3% to 19.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $2.0 million of our total inventories at  October 31, 2020, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2021 and 2020, we did not write down any of our unconsolidated joint venture investments.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2021 and 2020, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2021 and 2020 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2021 and 2020. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 to the Consolidated Financial Statements for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities and other financing activities. Due to covenant restrictions in our debt instruments, we are currently limited primarily in the amount of secured debt we can incur that does not qualify as refinancing indebtedness, even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

Operating, Investing and Financing Activities – Overview

Our total liquidity at October 31, 2021 was $380.9 million, including $246.0 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility, after using $180.9 million for the full redemption of our 10.0% Senior Secured Notes due 2022 in the third quarter of fiscal 2021 and our 10.5% Senior Secured Notes due 2024 in the fourth quarter of fiscal 2021. This was above our target liquidity range of $170.0 to $245.0 million. The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for fiscal 2022 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2022 to finance our working capital requirements.

We spent $698.3 million on land and land development during fiscal 2021. After considering this land and land development and all other operating activities, including revenue received from deliveries, we had $210.2 million in cash provided from operations. During fiscal 2021, cash provided by investing activities was $9.0 million, primarily due to distributions from existing unconsolidated joint ventures, partially offset by an investment in a new unconsolidated joint venture. Cash used in financing activities was $217.3 million during fiscal 2021, which was primarily due to the full redemption of certain of our senior secured debt, as described above, along with net payments for nonrecourse mortgage financings, partially offset by net proceeds on our mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2021 and 2020 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments, financing transaction costs, debt repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

See “Inventory Activities” below for a detailed discussion of our inventory position.

Debt Transactions

Senior notes and credit facilities balances as of October 31, 2021 and October 31, 2020, were as follows:

	October 31,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$111,214
10.5% Senior Secured Notes due July 15, 2024	-	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$953,093	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,254,852	$1,435,749
Net (discounts) premiums	$10,769	$17,521
Net debt issuance costs	$(17,248)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,248,373	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% 2027 Notes was extended to November 1, 2027.

(2) At October 31, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2021 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments and dividends (in such case our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio is above 2.0 to 1.0 and our secured debt leverage ratio is below 4.0 to 1.0, therefore we are no longer restricted from paying dividends. As such, on December 3, 2021, our Board of Directors authorized a dividend payment to preferred shareholders of record on January 1, 2022 and which will be paid on January 15, 2022.

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

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes, including information with respect to the collateral securing our Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $125.1 million and $135.1 million (net of debt issuance costs) at October 31, 2021 and October 31, 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $448.5 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 4.4% and 6.4% at October 31, 2021 and October 31, 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2021 and 2020, we had an aggregate of $134.9 million and $87.2 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements for a discussion of these agreements and facilities.

Equity

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. We did not repurchase any shares under this program during fiscal 2021 or 2020. As of October 31, 2021, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2021, 2020 and 2019, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We have never paid a cash dividend to common stockholders. Due to our improved operating results, as of October 31, 2021 we are no longer restricted from making dividend payments under our debt instruments. On December 3, 2021, our Board of Directors authorized a dividend payment of $2.7 million to preferred shareholders of record on January 1, 2022 and which will be paid on January 15, 2022.

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

Unconsolidated Joint Ventures

As discussed in Note 20 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $611.8 million at October 31, 2021 and $540.2 million at October 31, 2020. Our investments in unconsolidated joint ventures totaled $60.9 million at October 31, 2021 and $103.2 million at October 31, 2020. As of October 31, 2021 and 2020, our unconsolidated joint ventures had outstanding debt totaling $74.0 and $117.2 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. While we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay our outstanding debt or to support the value of the collateral underlying the outstanding debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material to our consolidated financial statements. See also Note 19 – Variable Interest Entities in the Notes to Consolidated Financial Statements. We determined that none of our joint ventures at October 31, 2021 and 2020 were a variable interest entity. All our unconsolidated joint ventures were accounted for under the equity method because we did not have a controlling financial interest.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $142.0 million during the year ended October 31, 2021, from October 31, 2020. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $35.9 million, in the Midwest by $2.9 million, in the Southeast by $41.9 million and in the Southwest by $91.0 million. These increases were partially offset by decreases in the Mid-Atlantic of $5.0 million and in the West of $24.7 million. These inventory fluctuations were primarily attributable to new land purchases and land development, partially offset by home deliveries and land sales during the period. During the year ended October 31, 2021, we had aggregate impairments in the amount of $2.0 million. We wrote-off costs in the aggregate amount of $1.6 million during the year ended October 31, 2021 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at October 31, 2021 are expected to be closed during the next six to nine months.

Consolidated inventory not owned decreased $83.5 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Consolidated Balance Sheets in accordance with US GAAP. The decrease from October 31, 2020 to October 31, 2021 was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheet, at October 31, 2021, inventory of $66.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $31.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheet, at October 31, 2021, inventory of $32.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $31.5 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of October 31, 2021, we had mothballed land in 6 communities. The book value associated with these communities at October 31, 2021 was $4.3 million, which was net of impairment charges recorded in prior periods of $57.5 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2021, we did not mothball any additional communities, but we sold four  previously mothballed communities and we re-activated two previously mothballed communities and portions of two previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes, and are actively marketing the land for sale, represented $2.0 million of our total inventories held for sale at October 31, 2020 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2021, we had total cash deposits of $100.1 million to purchase land and lots with a total purchase price of $1.5 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

The following tables summarize home sites included in our total residential real estate.

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2021:
Northeast	3,346	172	3,174
Mid-Atlantic	8,243	508	7,735
Midwest	2,383	605	1,778
Southeast	3,779	421	3,358
Southwest	9,408	1,076	8,332
West	4,084	465	3,619
Consolidated total	31,243	3,247	27,996
Unconsolidated joint ventures	4,030	2,288	1,742
Owned	10,451	2,624	7,827
Optioned	20,423	254	20,169
Construction to permanent financing lots	369	369	-
Consolidated total	31,243	3,247	27,996
Lots controlled by unconsolidated joint ventures	4,030	2,288	1,742

October 31, 2020:
Northeast	3,043	130	2,913
Mid-Atlantic	5,928	557	5,371
Midwest	2,166	596	1,570
Southeast	3,071	298	2,773
Southwest	7,641	1,066	6,575
West	4,495	755	3,740
Consolidated total	26,344	3,402	22,942
Unconsolidated joint ventures	4,724	1,418	3,306
Owned	9,745	2,517	7,228
Optioned	16,304	590	15,714
Construction to permanent financing lots	295	295	-
Consolidated total	26,344	3,402	22,942
Lots controlled by unconsolidated joint ventures	4,724	1,418	3,306

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The decrease in the total homes from October 31, 2020 to October 31, 2021 was primarily due to the increase in net contracts absorption pace during fiscal 2021.

	October 31, 2021			October 31, 2020
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	8	10	18	1	5	6
Mid-Atlantic	26	22	48	31	10	41
Midwest	8	9	17	11	8	19
Southeast	24	22	46	42	17	59
Southwest	114	29	143	174	16	190
West	7	12	19	14	19	33
Total	187	104	291	273	75	348
Started or completed unsold homes and models per active selling communities(1)	1.5	0.8	2.3	2.4	0.6	3.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 124 and 116 at October 31, 2021 and 2020, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures decreased $42.3 million during the fiscal year ended October 31, 2021 compared to October 31, 2020. The decrease was primarily due to partnership distributions during the period, along with our purchase of the remaining equity interest in one of our unconsolidated joint ventures in the third quarter of fiscal 2021. As a result of this transaction, we took control of four communities, including three active communities. The previously unconsolidated joint venture was subsequently dissolved. Additionally, in the fourth quarter of fiscal 2021 we acquired the remaining assets and liabilities from one of our unconsolidated joint ventures which was disolved during the period, resulting in the write-off of our investment. These decreases were partially offset by an increase due to our entry into two new unconsolidated joint ventures during the first half of fiscal 2021. As of October 31, 2021 and October 31, 2020, we had investments in nine and ten unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes, net increased $6.2 million from October 31, 2020 to $39.9 million at October 31, 2021. The increase was primarily due to the timing of home closings, along with increased escrow and municipal deposits during the period, partially offset by a receivable for a settlement which was received in the third quarter of fiscal 2021.

Prepaid expenses and other assets were as follows as of:

	October 31,	October 31,
(In thousands)	2021	2020	Dollar Change
Prepaid insurance	$2,577	$2,687	$(110)
Prepaid project costs	25,880	28,549	(2,669)
Other prepaids	9,140	7,022	2,118
Other assets	745	431	314
Lease right of use asset	17,844	20,016	(2,172)
Total	$56,186	$58,705	$(2,519)

Prepaid insurance decreased slightly due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease in prepaid project costs was primarily related to the close-out of communities during the fiscal year, along with the write-off of prepaid costs related to a land sale in the Midwest, partially offset by prepaid project costs for new communities during the fiscal year. Other prepaids increased primarily due to increased prepaid commissions and property taxes during the period. Lease right of use asset represents the net present value of our operating leases which, in accordance with ASC 842, are required to be recorded as an asset on our Consolidated Balance Sheets. See Note 4 to the Consolidated Financial Statements for further information.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $149.2 million and $101.8 million at October 31, 2021 and 2020, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2020 was primarily related to an increase in the volume of loans originated during the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020, along with an increase in the average loan value.

Deferred tax assets, net, was $425.7 million at October 31, 2021, and zero at October 31, 2020, due to the full reversal of our federal valuation allowance and the reversal of a portion of our state valuation allowance in the second quarter of fiscal 2021.

Nonrecourse mortgages secured by inventory decreased to $125.1 million at October 31, 2021, from $135.1 million at October 31, 2020. The decrease was primarily due to the payment of existing mortgages, partially offset by additional loan borrowings on existing mortgages along with new mortgages for communities in most of our segments obtained during fiscal 2021.

Accounts payable and other liabilities are as follows as of:

	October 31,	October 31,
(In thousands)	2021	2020	Dollar Change
Accounts payable	$163,898	$148,541	$15,357
Reserves	98,831	89,985	8,846
Lease liability	18,952	21,049	(2,097)
Accrued expenses	17,588	10,680	6,908
Accrued compensation	102,862	68,641	34,221
Other liabilities	24,250	20,378	3,872
Total	$426,381	$359,274	$67,107

The increase in accounts payable was primarily due to an increase in construction spending, corresponding to the increase in deliveries in the fourth quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020. Reserves increased due to new accruals primarily for warranty and construction defect claims, partially offset by claim payments during the period. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Consolidated Balance Sheets in accordance with ASC 842. Accrued expenses increased primarily due to an accrual for a sales reward program, along with an increase in accrued property taxes. The increase in accrued compensation was primarily due to expenses associated with our 2019 LTIP plan based on the increase in our stock price during fiscal 2021, along with increased company profitability in fiscal 2021 as compared to fiscal 2020, which resulted in higher bonuses. Other liabilities increased primarily due to deferred payroll tax withholdings during the period.

Customers’ deposits increased $20.0 million from October 31, 2020 to $68.3 million at October 31, 2021. The increase was primarily related to the increase in the dollar value of our backlog, associated with price increases in fiscal 2021, along with an increase due to the consolidation of one of our previously unconsolidated joint ventures during fiscal 2021, which has open for sale communities.

Liabilities from inventory not owned decreased $68.4 million to $62.8 million at October 31, 2021. The decrease was due to a decrease in land banking transactions during the period, along with a decrease in the sale and leaseback of certain model homes, both of which are accounted for as financing transactions as described above.

Accrued interest decreased $7.4 million to $28.2 million at October 31, 2021. The decrease was primarily due to the redemption of our 10.0% Senior Secured Notes due 2022 and 10.5% Senior Secured Notes due 2024 during the period, partially offset by new accruals during the period.

Financial Services liabilities increased $63.2 million from $119.0 million at October 31, 2020, to $182.2 million at October 31, 2021. The increase was primarily due to the increase in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the increase in the volume of mortgage loans held for sale during the year.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2021	2020	2019
Homebuilding:
Sale of homes	$421,681	$302,347	$43,454
Land sales	8,459	7,694	(15,066)
Other revenues	(714)	(1,066)	(3,502)
Financial services	9,530	18,010	797
Total change	$438,956	$326,985	$25,683
Total revenues percent change	18.7%	16.2%	1.3%

Homebuilding

Sale of homes revenues increased $421.7 million, or 18.7%, for the year ended October 31, 2021, increased $302.3 million, or 15.5%, for the year ended October 31, 2020, and increased $43.5 million, or 2.3%, for the year ended October 31, 2019 as compared to the same period of the prior year. The increased revenues in fiscal 2021 were primarily due to the number of home deliveries increasing 9.1%, and the average price per home increasing to $430,966 in fiscal 2021 from $396,065 in fiscal 2020. The increase in deliveries in fiscal 2021 was primarily due to increased demand for new home construction during fiscal 2021. The increased revenues in fiscal 2020 were primarily due to the number of home deliveries increasing 15.0%, and the average price per home increasing to $396,065 in fiscal 2020 from $394,194 in fiscal 2019. The increase in deliveries in fiscal 2020 was primarily due to the increased demand for new home construction during the latter half of fiscal 2020. The increased revenues in fiscal 2019 were primarily due to the number of home deliveries increasing 2.0% and the average price per home increasing to $394,194 in fiscal 2019 from $393,280 in fiscal 2018. The increase in deliveries in fiscal 2019 was primarily due to the result of an increase in community count in fiscal 2019 as compared to fiscal 2018 of 14.6%. The increase in average price in fiscal 2021 and 2020 was primarily due to price increases in most of our communities as a result of a sustained surge in demand for new homes, which started in May 2020. The increase in average price for fiscal 2019 was primarily the result of geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further detail on land sales and other revenue, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
	October 31,	October 31,	October 31,
(Housing Revenue in thousands)	2021	2020	2019
Northeast:
Housing revenues	$140,212	$175,627	$116,889
Homes delivered	201	348	192
Average price	$697,572	$504,675	$608,797
Mid-Atlantic:
Housing revenues	$465,432	$402,647	$356,674
Homes delivered	849	755	652
Average price	$548,212	$533,307	$547,046
Midwest:
Housing revenues	$248,531	$225,334	$203,734
Homes delivered	773	727	680
Average price	$321,515	$309,950	$299,609
Southeast:
Housing revenues	$276,207	$232,333	$219,860
Homes delivered	602	548	545
Average price	$458,816	$423,965	$403,413
Southwest:
Housing revenues	$902,248	$743,301	$627,201
Homes delivered	2,531	2,233	1,866
Average price	$356,479	$332,871	$336,121
West:
Housing revenues	$641,080	$472,786	$425,324
Homes delivered	1,248	1,075	1,011
Average price	$513,686	$439,801	$420,696
Consolidated total:
Housing revenues	$2,673,710	$2,252,028	$1,949,682
Homes delivered	6,204	5,686	4,946
Average price	$430,966	$396,065	$394,194
Unconsolidated joint ventures:(1)
Housing revenues	$345,793	$432,602	$485,324
Homes delivered	589	728	774
Average price	$587,085	$594,234	$627,034

(1) Represents housing revenue and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

The increase in housing revenues during the year ended October 31, 2021, as compared to the year ended October 31, 2020, was primarily attributed to our increased deliveries, from the sustained strong homebuilding market and high demand for new home construction we saw begin in fiscal 2020, and by the increase in average sales price. Housing revenues in fiscal 2021 increased 18.7% on a combined basis across all of our homebuilding segments, and average sales price increased by 8.8% in all such segments combined, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2021 as compared to fiscal 2020 by 12.5%, 6.3%, 9.9%, 13.3% and 16.1% in the Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively, partially offset by a 42.2% decrease in the Northeast. Overall in fiscal 2021 as compared to fiscal 2020, homes delivered increased 9.1% across all our segments, excluding unconsolidated joint ventures.

The increase in housing revenues during the year ended October 31, 2020, as compared to the year ended October 31, 2019, was primarily attributed to our increased deliveries, from the strong homebuilding market and high demand for new home construction, and by the increase in average sales price. Housing revenues in fiscal 2020 increased 15.5% on a combined basis across all of our homebuilding segments, and average sales price increased by 0.5% in all such segments combined, excluding unconsolidated joint ventures. In our homebuilding segments, homes delivered increased in fiscal 2020 as compared to fiscal 2019 by 81.3%, 15.8%, 6.9%, 0.6%, 19.7% and 6.3% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively. Overall in fiscal 2020 as compared to fiscal 2019, homes delivered increased 15.0% across all of our segments, excluding unconsolidated joint ventures.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ended October 31, 2021, 2020 and 2019 are set forth below (net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period):

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2021	2021	2021	2021
Housing revenues:
Northeast	$45,055	$35,255	$28,686	$31,216
Mid-Atlantic	154,202	106,195	112,124	92,911
Midwest	67,340	60,588	64,010	56,593
Southeast	87,718	61,978	80,863	45,648
Southwest	282,128	212,773	217,165	190,182
West	143,108	186,490	176,667	134,815
Consolidated total	$779,551	$663,279	$679,515	$551,365
Sales contracts (net of cancellations):
Northeast	$60,812	$52,066	$49,948	$33,670
Mid-Atlantic	127,625	117,341	152,237	144,481
Midwest	56,684	56,848	80,541	79,386
Southeast	97,284	58,522	66,485	98,194
Southwest	217,920	196,481	319,618	267,825
West	100,067	127,872	151,571	174,114
Consolidated total	$660,392	$609,130	$820,400	$797,670

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2020	2020	2020	2020
Housing revenues:
Northeast	$42,218	$41,354	$46,791	$45,264
Mid-Atlantic	114,221	111,160	89,677	87,589
Midwest	59,498	62,901	56,543	46,392
Southeast	73,741	65,595	56,317	36,680
Southwest	194,505	214,608	170,485	163,703
West	159,332	110,315	103,534	99,605
Consolidated total	$643,515	$605,933	$523,347	$479,233
Sales contracts (net of cancellations):
Northeast	$63,326	$51,586	$23,266	$33,003
Mid-Atlantic	135,364	152,511	128,652	93,702
Midwest	79,999	79,394	54,501	58,276
Southeast	74,765	79,846	48,508	67,158
Southwest	245,813	260,891	187,493	178,433
West	229,656	258,067	139,418	90,832
Consolidated total	$828,923	$882,295	$581,838	$521,404

	Quarter Ended
	October 31,	July 31,	April 30,	January 31,
(In thousands)	2019	2019	2019	2019
Housing revenues:
Northeast	$70,650	$20,694	$13,040	$12,505
Mid-Atlantic	135,866	86,811	80,818	53,179
Midwest	68,714	47,261	42,870	44,889
Southeast	76,414	50,217	49,346	43,883
Southwest	213,089	152,615	143,634	117,863
West	127,413	110,251	97,844	89,816
Consolidated total	$692,146	$467,849	$427,552	$362,135
Sales contracts (net of cancellations):
Northeast	$37,860	$37,560	$62,580	$34,950
Mid-Atlantic	86,296	99,807	118,245	81,514
Midwest	54,682	58,794	68,744	37,046
Southeast	69,765	58,648	64,772	40,460
Southwest	166,723	202,553	192,630	115,338
West	102,460	131,483	120,616	57,018
Consolidated total	$517,786	$588,845	$627,587	$366,326

Contracts per average active selling community in fiscal 2021 were 55.3 compared to 54.3 in fiscal 2020. Our reported level of sales contracts (net of cancellations) was positively impacted by an increase in the pace of sales in all of the Company’s segments during fiscal 2021. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2021	2020	2019	2018	2017
First	17%	19%	24%	18%	19%
Second	16%	23%	19%	17%	18%
Third	16%	18%	19%	19%	19%
Fourth	15%	18%	21%	23%	22%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2021	2020	2019	2018	2017
First	11%	14%	16%	12%	12%
Second	9%	20%	20%	15%	16%
Third	6%	21%	16%	14%	13%
Fourth	6%	14%	14%	13%	12%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, with fiscal 2021 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. Fiscal 2020 had varying cancellation rates due to the COVID-19 pandemic and its effects. Market conditions and any possible further impacts from COVID-19 remain uncertain, and it is difficult to predict what cancellation rates will be in the future.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	October 31,	October 31,	October 31,
(Dollars in thousands)	2021	2020	2019
Northeast:
Total contract backlog	$138,396	$82,111	$86,557
Number of homes	172	130	152
Mid-Atlantic: (1)(2)
Total contract backlog	$342,189	$291,115	$193,387
Number of homes	508	557	343
Midwest:
Total contract backlog	$194,446	$169,517	$122,681
Number of homes	605	596	450
Southeast:
Total contract backlog	$221,425	$146,971	$121,921
Number of homes	421	298	282
Southwest:
Total contract backlog	$459,820	$360,225	$230,898
Number of homes	1,076	1,066	663
West:
Total contract backlog	$282,430	$369,887	$124,700
Number of homes	465	755	301
Totals: (1)(2)
Total consolidated contract backlog	$1,638,706	$1,419,826	$880,144
Number of homes	3,247	3,402	2,191

(1)	Contract backlog as of October 31, 2019 excludes 29 homes that were sold to one of our joint ventures at the time of the joint venture formation.
(2)	Reflects the reclassification of 14 homes and $7.4 million of contract backlog as of October 31, 2021 from unconsolidated joint ventures to the consolidated Mid-Atlantic segment. This is related to our acquisition of the remaining assets and liabilities from one of our unconsolidated joint ventures which was dissolved during the fourth quarter of fiscal 2021.

Contract backlog dollars increased 15.4% as of October 31, 2021 compared to October 31, 2020, and the number of homes in backlog decreased 4.6% for the same period. The increase in backlog dollars was driven by a 20.9% increase in the average price of the homes in backlog for the year ended October 31, 2021 compared to the prior fiscal year. In the month of November 2021, excluding unconsolidated joint ventures, we signed an additional 467 net contracts amounting to $239.7 million in contract value.

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

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2021	2020	2019
Sale of homes	$2,673,710	$2,252,029	$1,949,682
Cost of sales, excluding interest expense and land charges	2,091,016	1,837,332	1,596,237
Homebuilding gross margin, before cost of sales interest expense and land charges	582,694	414,697	353,445
Cost of sales interest expense, excluding land sales interest expense	82,181	74,174	70,520
Homebuilding gross margin, after cost of sales interest expense, before land charges	500,513	340,523	282,925
Land charges	3,630	8,813	6,288
Homebuilding gross margin	$496,883	$331,710	$276,637
Homebuilding gross margin percentage	18.6%	14.7%	14.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.8%	18.4%	18.1%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	18.7%	15.1%	14.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,	October 31,
	2021	2020	2019
Sale of homes	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	69.7%	72.1%	72.1%
Commissions	3.7%	3.7%	3.7%
Financing concessions	1.1%	1.4%	1.4%
Overheads	3.7%	4.4%	4.7%
Total cost of sales, before interest expense and land charges	78.2%	81.6%	81.9%
Cost of sales interest	3.1%	3.3%	3.6%
Land charges	0.1%	0.4%	0.3%
Homebuilding gross margin percentage	18.6%	14.7%	14.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.8%	18.4%	18.1%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	18.7%	15.1%	14.5%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 18.6% for the year ended October 31, 2021 compared to 14.7% for the prior year. This increase was primarily due to increases in home prices across virtually all our operating segments, along with the mix of communities delivering compared to the prior year. Total homebuilding gross margin percentage increased to 14.7% for the year ended October 31, 2020 compared to 14.2% for the prior year. This increase was primarily due to the mix of communities delivering compared to the prior year, along with increases in home prices during the latter half of fiscal 2020 in virtually all of our markets.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written off or written down certain inventories totaling $3.6 million, $8.8 million and $6.3 million during the years ended October 31, 2021, 2020 and 2019, respectively, to their estimated fair value. See Note 12 to the Consolidated Financial Statements for an additional discussion. During the years ended October 31, 2021, 2020 and 2019, we wrote off residential land options and approval and engineering costs totaling $1.6 million, $6.8 million and $3.6 million, respectively, which are included in the total land charges mentioned above. Option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option, or when a community is redesigned, engineering costs related to the initial design are written off. Such write-offs were located in all segments in fiscal 2021, 2020 and 2019. The inventory impairments amounted to $2.0 million, $2.0 million and $2.7 million for the years ended October 31, 2021, 2020 and 2019, respectively. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a breakdown of our lot option walk-aways and impairments by segment for fiscal 2021. In fiscal 2021, we walked away from 13.5% of all the lots we controlled under option contracts. The remaining 86.5% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2021:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$-	-	-	2,818	-
Mid-Atlantic	0.3	1,008	31.5%	7,488	13.5%
Midwest	-	-	-	1,197	-
Southeast	0.2	667	20.8%	2,890	23.1%
Southwest	0.2	1,343	42.0%	7,890	17.0%
West	0.9	183	5.7%	1,341	13.6%
Total	$1.6	3,201	100.0%	23,624	13.5%

(1)	Includes lots optioned at October 31, 2021 and lots optioned that the Company walked away from in the year ended October 31, 2021.

The following table represents impairments by segment for the year ended October 31, 2021:

	Dollar		Pre-	% of Pre-
	Amount of	% of	Impairment	Impairment
(In millions)	Impairment	Impairments	Value(1)	Value
Northeast	$-	-%	$-	-%
Mid-Atlantic	-	-%	-	-%
Midwest	-	-%	-	-%
Southeast	1.2	60.0%	9.2	13.0%
Southwest	-	-%	-	-%
West	0.8	40.0%	2.3	34.8%
Total	$2.0	100.0%	$11.5	17.4%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2021	2020	2019
Land and lot sales	$25,364	$16,905	$9,211
Cost of sales, excluding interest	19,180	11,154	8,540
Land and lot sales gross margin, excluding interest	6,184	5,751	671
Land and lot sales interest expense	1,919	156	205
Land and lot sales gross margin, including interest	$4,265	$5,595	$466

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were 11 land sales during the year ended October 31, 2021, compared to seven in the prior year, resulting in an $8.5 million increase in land sales revenue. There were seven land sales in the year ended October 31, 2020, compared to six in the year ended October 31, 2019, resulting in a $7.7 million increase in land sales revenue.

Land sales and other revenues increased $7.7 million for the year ended October 31, 2021 compared to the prior year and increased $6.6 million for the year ended October 31, 2020 compared to the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The increase from fiscal 2020 to fiscal 2021 and from fiscal 2019 to fiscal 2020 was mainly due to the fluctuations in land sales revenue noted above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $8.6 million to $169.9 million for the year ended October 31, 2021 as compared to the year ended October 31, 2020. The increase was primarily attributed to a change in volume of our unconsolidated joint venture deliveries, and an increase in compensation expense. The increase in compensation expense was mostly attributed to our long-term incentive programs now forecasted to achieve above target metrics as a result of improved operating results and our higher stock price. SGA expenses decreased $5.5 million to $161.3 million for the year ended October 31, 2020 as compared to the year ended October 31, 2019. The decrease was primarily attributed to lower selling overhead and advertising costs, as a result of the reduction of our community count and a reduced need for advertising as home sales improved.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

 Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
		Variance		Variance
		2021		2020
		Compared		Compared
	2021	to 2020	2020	to 2019	2019
Northeast
Homebuilding revenue	$142,445	$(49,624)	$192,069	$67,697	$124,372
Income before income taxes	$22,922	$(7,449)	$30,371	$9,417	$20,954
Homes delivered	201	(147)	348	156	192
Average sales price	$697,572	$192,897	$504,675	$(104,122)	$608,797
Mid-Atlantic
Homebuilding revenue	$465,876	$62,207	$403,669	$46,422	$357,247
Income before income taxes	$61,567	$26,997	$34,570	$20,243	$14,327
Homes delivered	849	94	755	103	652
Average sales price	$548,212	$14,905	$533,307	$(13,739)	$547,046
Midwest
Homebuilding revenue	$262,770	$37,052	$225,718	$21,257	$204,461
Income (loss) before income taxes	$18,407	$20,212	$(1,805)	$(1,156)	$(649)
Homes delivered	773	46	727	47	680
Average sales price	$321,515	$11,565	$309,950	$10,341	$299,609
Southeast
Homebuilding revenue	$285,658	$52,928	$232,730	$12,648	$220,082
Income (loss) before income taxes	$17,764	$16,409	$1,355	$11,415	$(10,060)
Homes delivered	602	54	548	3	545
Average sales price	$458,816	$34,851	$423,965	$20,552	$403,413
Southwest
Homebuilding revenue	$903,178	$158,981	$744,197	$114,853	$629,344
Income before income taxes	$115,840	$47,656	$68,184	$34,725	$33,459
Homes delivered	2,531	298	2,233	367	1,866
Average sales price	$356,479	$23,608	$332,871	$(3,250)	$336,121
West
Homebuilding revenue	$641,219	$168,330	$472,889	$47,373	$425,516
Income before income taxes	$82,503	$66,088	$16,415	$(23,603)	$40,018
Homes delivered	1,248	173	1,075	64	1,011
Average sales price	$513,686	$73,885	$439,801	$19,105	$420,696

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 25.8% in fiscal 2021 compared to fiscal 2020 primarily due to a 42.2% decrease in homes delivered and a $14.2 million decrease in land sales and other revenue, partially offset by a 38.2% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $7.4 million to $22.9 million, which was mainly due to the decrease in homebuilding revenues discussed above, a $1.6 million increase in selling, general and administrative costs and a $7.4 million decrease in income from unconsolidated joint ventures, partially offset by an increase in gross margin percentage before interest expense for fiscal 2021 compared to fiscal 2020.

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

Income before income taxes increased $9.4 million to $30.4 million, which was mainly due to the increase in homebuilding revenues discussed above, a $0.5 million decrease in selling, general and administrative costs and a slight increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019. This increase was partially offset by an $8.2 million decrease in income from unconsolidated joint ventures for fiscal 2020 compared to fiscal 2019.

Mid-Atlantic – Homebuilding revenues increased 15.4% in fiscal 2021 compared to fiscal 2020 primarily due to a 12.5% increase in homes delivered and a 2.8% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2021 compared to some communities delivering in fiscal 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $27.0 million to $61.6 million, mainly due to the increase in homebuilding revenues discussed above, a $0.6 million decrease in selling, general and administrative costs and an increase in gross margin percentage before interest expense for fiscal 2021 compared to fiscal 2020.

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

 Midwest – Homebuilding revenues increased 16.4% in fiscal 2021 compared to fiscal 2020 primarily due to a 6.3% increase in homes delivered, a 3.7% increase in average sales price and a $13.9 million increase in land sales and other revenue. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes was $18.4 million in fiscal 2021, an improvement of $20.2 million compared to a loss before income taxes of $1.8 million in fiscal 2020. The increase was primarily due to the increase in homebuilding revenues discussed above, a $3.5 million decrease in selling, general and administrative costs and a $5.5 million decrease in inventory impairment loss and land option write-offs, while gross margin percentage before interest expense was flat for fiscal 2021 compared to fiscal 2020.

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

Southeast – Homebuilding revenues increased 22.7% in fiscal 2021 compared to fiscal 2020 primarily due to a 9.9% increase in homes delivered, an 8.2% increase in average sales price and a $9.1 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2021 compared to some communities delivering in fiscal 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $16.4 million to $17.8 million in fiscal 2021 compared to fiscal 2020, mainly due to the increase in homebuilding revenue discussed above, a $1.2 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for fiscal 2021 compared to fiscal 2020.

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

Southwest – Homebuilding revenues increased 21.4% in fiscal 2021 compared to fiscal 2020 primarily due to a 13.3% increase in homes delivered and a 7.1% increase in average sales price. The increase in the average sales price was due to price increases in certain communities.

Income before income taxes increased $47.7 million to $115.8 million in fiscal 2021 mainly due to the increase in homebuilding revenues discussed above, a $0.4 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense for fiscal 2021 compared to fiscal 2020.

Homebuilding revenues increased 18.2% in fiscal 2020 compared to fiscal 2019 primarily due to a 19.7% increase in homes delivered, while average sales price was essentially flat with a 1.0% decrease in fiscal 2020 compared to the prior year.

Income before income taxes increased $34.7 million to $68.2 million in fiscal 2020 mainly due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for fiscal 2020 compared to fiscal 2019.

West – Homebuilding revenues increased 35.6% in fiscal 2021 compared to fiscal 2020 primarily due to a 16.1% increase in homes delivered and a 16.8% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2021 compared to some communities delivering in fiscal 2020 that had lower priced, smaller single family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $66.1 million to $82.5 million in fiscal 2021 compared to the prior year mainly due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for fiscal 2021 compared to the prior year, partially offset by a $1.3 million increase in inventory impairment loss and land option write-offs.

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

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of MBS to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2021, 2020 and 2019, our conforming conventional loan originations as a percentage of our total loans were 71.9%, 69.1% and 65.8%, respectively. FHA/VA loans represented 27.4%, 29.8%, and 29.8%, respectively, of our total loans. The remaining 0.7%, 1.1% and 4.4% of our loan originations represent loans which exceed conforming conventions. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2021, 2020 and 2019, financial services provided a $37.6 million, $32.1 million and $17.6 million pretax profit, respectively. In fiscal 2021 and 2020, financial services pretax profit increased $5.5 million and $14.5 million, respectively, from the respective prior year primarily due to the increase in homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase in fiscal 2021 and 2020 was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 68.3%, 69.3%, and 70.9% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2021, 2020 and 2019, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, legal expenses, rent and facility costs and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased $26.1 million for the year ended October 31, 2021 compared to the year ended October 31, 2020 and increased $14.2 million for the year ended October 31, 2020 compared to the year ended October 31, 2019. The increase in expense for fiscal 2021 was mainly due to the increase in total variable compensation expenses related to performance based compensation attributable to improved profitability and to the grants of phantom stock awards under our 2019 LTIP. The Company's phantom shares issued under the 2019 LTIP are classified as liabilities under the applicable accounting guidance, which requires remeasurement of the awards at each reporting period and consequently, has resulted in additional expense in fiscal 2021 as a result of movement in our stock price during the fiscal year. Had equity-classified shares been utilized for the 2019 LTIP, there would not have been additional expense recognized related to the movement in our stock price. The increase in expense for fiscal 2020 was mainly due to an increase in stock compensation expense, primarily attributed to our long-term incentive plans achieving above target metrics for the plan years 2018 and 2019 as a result of fiscal year 2020 profit. Also contributing to the increase in expense for fiscal 2020 were additional costs pertaining to software licenses and support fees for cybersecurity and monitoring services.

Other Interest

Other interest decreased $26.1 million to $77.7 million for the year ended October 31, 2021 compared to October 31, 2020, and increased $13.7 million to $103.8 million for the year ended October 31, 2020 compared to October 31, 2019. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. In fiscal 2021, the decrease was primarily due to a decrease in nonrecourse mortgages, inventory financing arrangements and total notes payable as compared to the prior fiscal year. In fiscal 2020, the increase was because we incurred more interest from our third-party inventory financing during fiscal 2020, and as a result of the financing transactions we completed in the fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.

(Loss) Gain on Extinguishment of Debt

On July 30, 2021, the Company redeemed in full all $111.2 million aggregate principal amount of its 10.0% Senior Secured Notes due 2022. The aggregate purchase price for this redemption was $111.7 million, which included accrued and unpaid interest. This redemption resulted in a loss on extinguishment of debt of $0.3 million for the year ended October 31, 2021, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "Loss on extinguishment of debt".

On August 2, 2021, the Company redeemed in full all $69.7 million aggregate principal amount of its 10.5% Senior Secured Notes due 2024. The aggregate purchase price for this redemption was $71.9 million, which included accrued and unpaid interest. This redemption resulted in a loss on extinguishment of debt of $3.4 million for the year ended October 31, 2021, net of the write-off of unamortized discounts, financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "Loss on extinguishment of debt".

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

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures decreased $7.8 million for the year ended October 31, 2021 from income of $16.6 million for the year ended October 31, 2020 to income of $8.8 million and decreased $12.3 million for the year ended October 31, 2020 from income of $28.9 million for the year ended October 31, 2019 to income of $16.6 million. In both cases, the decreases were primarily due to the recognition of our share of income from certain of our joint ventures delivering fewer homes in fiscal 2021 compared to fiscal 2020 and in fiscal 2020 as compared to fiscal 2019. Also impacting the decrease in fiscal 2020 was income recorded in the first quarter of fiscal 2019 related to the return of capital from an unconsolidated joint venture for which we had previously written-off our investment.

Total Taxes

The total benefit for the year ended October 31, 2021 was $418.0 million. The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets. The total income tax expense of $4.5 million and $2.4 million for the years ended October 31, 2020 and 2019, respectively, was primarily related to state tax expense from income generated in states where we do not have net operating loss ("NOL") carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was also related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

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

As of October 31, 2021, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Based on our analysis, we determined that the current valuation allowance for deferred taxes of $101.6 million as of October 31, 2021, which partially reserves for our state DTAs, is appropriate. See Note 11 to the Consolidated Financial Statements for further information.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2021.

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (2)(3)(4)	$1,840,207	$117,737	$235,475	$1,205,440	$281,555
Operating leases	21,981	9,000	9,143	3,838	-
Total	$1,862,188	$126,737	$244,618	$1,209,278	$281,555

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $0.8 million recorded for financial reporting purposes as of October 31, 2021 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our senior secured and unsecured term loan credit facilities, senior secured and senior notes and other notes payable and $585.4 million of related interest payments for the life of such debt.

(3)	Does not include $125.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See“- Capital Resources and Liquidity.” Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2021.

We had outstanding letters of credit and performance bonds of $9.3 million and $223.8 million, respectively, at October 31, 2021, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Inflation

The annual rate of inflation in the United States hit 6.2% in October 2021, the highest in more than three decades, as measured by the Consumer Price Index (CPI). Inflation has a long-term effect, because increasing costs of land, materials and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 53.7% of our homebuilding cost of sales for fiscal 2021.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2021 and 2020, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2021 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	10/31/2021
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$1,043,683	$211,169	$1,254,852	$1,266,892

Weighted-average interest rate	-%	-%	-%	-%	9.88%	6.93%	9.38%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2021.

(2) Does not include $125.1 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

	Long-Term Debt as of October 31, 2020 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	10/31/2020
Long term debt(1)(2):
Fixed rate	$-	$111,214	$-	$69,683	$-	$1,254,852	$1,435,749	$1,241,570

Weighted-average interest rate	-%	10.00%	-%	10.50%	-%	9.38%	9.48%

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 56.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2021. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2021 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 29, 2022, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	64	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
J. Larry Sorsby	66	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	51	Senior Vice President, Treasurer and Chief Accounting Officer	2004

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 29, 2022.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 29, 2022.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 29, 2022.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 29, 2022.

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

4(g)

Amendment No. 2 to Rights Agreement, dated as of January 18, 2021, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 19, 2021).

4(h)	Indenture, dated as of February 1, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the forms of 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed February 2, 2018).
4(i)

Second Supplemental Indenture, dated as of May 30, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 30, 2018).

4(j)

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

4(k)

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

4(l)

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

4(n)

Twentieth Supplemental Indenture, dated as of November 1, 2019, relating to 8.000% Senior Notes due 2027, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 5, 2019).

4(o)

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

4(q)

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

4(t)

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

4(u)

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

4(v)

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

4(w)	Description of the Registrant’s securities.(Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2019 of the Registrant).
4(x)	Fourth Supplemental Indenture, dated as of March 25, 2020, relating to the additional 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of the additional 11.25% Senior Secured 1.5 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant field on March 26, 2020).
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

10(g)

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

10(h)*	Form of 2019 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 of the Registrant).
10(i)*	Form of Non-Qualified Stock Option Agreement (2012) for Ara K. Hovnanian (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 the Registrant).
10(j)*

Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010).

10(k)*

Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc (Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant).

10(l)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant).

10(m)*

Executive Deferred Compensation Plan as amended and restated on January 1, 2014 (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2018 of the Registrant).

10(n)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 of the Registrant).

10(o)*	Form of Nonqualified Stock Option Agreement (Class B shares) (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the Registrant).
10(p)*	Form of Stock Option Agreement for Directors (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the Registrant).
10(q)*	Form of 2018 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 of the Registrant).
10(r)*	Form of 2016 Long Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 of the Registrant).
10(s)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 of the Registrant).

10(t)*	Form of Amendment to Outstanding Stock Option Grants (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).
10(u)*

Form of Amendment to 2011 Non-Qualified Stock Option Agreement for Ara K. Hovnanian (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).

10(v)*

Form of Amendment to 2011 Incentive Stock Option Agreement for J. Larry Sorsby (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 of the Registrant.).

10(w)*	Form of Incentive Stock Option Agreement (2012) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(x)*	Form of Stock Option Agreement (2012) for Directors (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 of the Registrant).
10(y)*	Form of Letter Agreement entered into with Lucian Theon Smith III (Incorporated by reference to Annual Report on Form 10-K for the year ended October 31, 2017 of the Registrant).
10(z)*

Amendment to Form of Letter Agreement entered into with Lucian Theon Smith III (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 of the Registrant).

10(aa)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(bb)*	Form of Restricted Share Unit Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(cc)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(dd)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed on February 4, 2019).

10(ee)*	Form of 2020 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(ff)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant).

10(gg)*	Market Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(hh)*	Market Share Unit Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(ii)*

Market Share Unit Agreement (Gross Margin Performance Vesting) Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(jj)*

Market Share Unit Agreement (Gross Margin Performance Vesting) Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(kk)*

Market Share Unit Agreement (Debt Reduction Performance Vesting) Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(ll)*

Market Share Unit Agreement (Debt Reduction Performance Vesting) Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(mm)*

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

10(oo)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(pp)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
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

10(ss)*

Market Share Unit Agreement (Pre-tax Profit performance Vesting) Class B (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(tt)*

Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class A (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(uu)*

Market Share Unit Agreement (Gross Margin Improvement Performance Vesting) Class B (2017 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 of the Registrant).

10(vv)*

Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ww)*

Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(xx)*

Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(yy)*

Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(zz)*

Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(aaa)*

Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(bbb)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(ccc)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ddd)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(eee)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(fff)*	Director Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(ggg)*	Retirement Agreement, dated as of May 18, 2020, between Hovnanian Enterprises, Inc. and Lucian T. Smith III (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended April 30, 2020 of the Registrant).
10(hhh)*	Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed on March 30, 2021).
10(iii)

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

10(jjj)

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

10(kkk)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(lll)

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

10(mmm)

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

10(nnn)

1.125 Lien Trademark Security Agreement, dated as of October 31, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(ooo)

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

10(vvv)

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

10(www)

1.75 Lien Trademark Security Agreement, dated as of December 10, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.75 Lien Pari Passu Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(xxx)

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

10(aaaa)

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

10(bbbb)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(cccc)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(dddd)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(eeee)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(ffff)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(gggg)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(hhhh)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(iiii)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(jjjj)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(kkkk)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(llll)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(mmmm)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).

21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Deloitte & Touche LLP.
23(c)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
99(a)	Financial Statements of GTIS – HOV Holdings V, L.L.C.
99(b)	Financial Statements of GTIS – HOV Holdings VI, L.L.C.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2021, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2021 and October 31, 2020, (ii) the Consolidated Statements of Operations for the years ended October 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2021, 2020 and 2019 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
January 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on January 4, 2022, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2021 and 2020, the related consolidated statements of operations, equity deficit, and cash flows, for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Note 11 in the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its deferred tax assets except for a portion related to state deferred tax assets. The Company’s deferred tax assets as of October 31, 2021, were $425.7 million.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

●

We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

●	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

●

With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.

●

We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.

●	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:

o	Internal budgets.

o	Historical taxable income, as adjusted for nonrecurring items.

o	Internal communications to management and the Board of Directors.

o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

o	Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments, available financing, or debt covenants.

●	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 4, 2022

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2021	2020

ASSETS
Homebuilding:
Cash and cash equivalents	$245,970	$262,489
Restricted cash and cash equivalents	16,089	14,731
Inventories:
Sold and unsold homes and lots under development	1,019,541	921,594
Land and land options held for future development or sale	135,992	91,957
Consolidated inventory not owned	98,727	182,224
Total inventories	1,254,260	1,195,775
Investments in and advances to unconsolidated joint ventures	60,897	103,164
Receivables, deposits and notes, net	39,934	33,686
Property, plant and equipment, net	18,736	18,185
Prepaid expenses and other assets	56,186	58,705
Total homebuilding	1,692,072	1,686,735

Financial services	202,758	140,607

Deferred tax assets, net	425,678	-
Total assets	$2,320,508	$1,827,342

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$125,089	$135,122
Accounts payable and other liabilities	426,381	359,274
Customers’ deposits	68,295	48,286
Liabilities from inventory not owned, net of debt issuance costs	62,762	131,204
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,248,373	1,431,110
Accrued interest	28,154	35,563
Total homebuilding	1,959,054	2,140,559

Financial services	182,219	119,045
Income taxes payable	3,851	3,832
Total liabilities	2,145,124	2,263,436

Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2021 and October 31, 2020	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,066,164 shares at October 31, 2021 and 5,990,310 shares at October 31, 2020	61	60
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 686,876 shares at October 31, 2021 and 649,886 shares at October 31, 2020	7	7
Paid in capital - common stock	722,118	718,110
Accumulated deficit	(567,228)	(1,175,045)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at October 31, 2021 and October 31, 2020	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity (deficit)	174,897	(436,929)
Noncontrolling interest in consolidated joint ventures	487	835
Total equity (deficit)	175,384	(436,094)
Total liabilities and equity	$2,320,508	$1,827,342

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands except per share data)	2021	2020	2019
Revenues:
Homebuilding:
Sale of homes	$2,673,710	$2,252,029	$1,949,682
Land sales and other revenues	27,455	19,710	13,082
Total homebuilding	2,701,165	2,271,739	1,962,764
Financial services	81,692	72,162	54,152
Total revenues	2,782,857	2,343,901	2,016,916

Expenses:
Homebuilding:
Cost of sales, excluding interest	2,110,196	1,848,486	1,604,777
Cost of sales interest	84,100	74,330	70,725
Inventory impairment loss and land option write-offs	3,630	8,813	6,288
Total cost of sales	2,197,926	1,931,629	1,681,790
Selling, general and administrative	169,892	161,261	166,784
Total homebuilding expenses	2,367,818	2,092,890	1,848,574

Financial services	44,129	40,060	36,525
Corporate general and administrative	106,694	80,553	66,364
Other interest	77,716	103,801	90,056
Other operations	1,740	1,096	1,561
Total expenses	2,598,097	2,318,400	2,043,080
(Loss) gain on extinguishment of debt	(3,748)	13,337	(42,436)
Income from unconsolidated joint ventures	8,849	16,565	28,932
Income (loss) before income taxes	189,861	55,403	(39,668)
State and federal income tax (benefit) provision:
State	(82,348)	4,475	2,449
Federal	(335,608)	-	-
Total income taxes	(417,956)	4,475	2,449
Net income (loss)	$607,817	$50,928	$(42,117)

Per share data:
Basic:
Net income (loss) per common share	$87.50	$7.48	$(7.06)
Weighted-average number of common shares outstanding	6,287	6,189	5,968
Assuming dilution:
Net income (loss) per common share	$85.86	$7.03	$(7.06)
Weighted-average number of common shares outstanding	6,395	6,584	5,968

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY DEFICIT

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total
Balance, October 31, 2018	5,313,428	$58	622,004	$6	5,600	$135,299	$710,349	$(1,183,856)	$(115,360)	$-	$(453,504)
Stock options, amortization and issuances							808				808
Restricted stock amortization, issuances and forfeitures	11,210		922	1			(126)				(125)
Issuance of shares for debt	178,427	2					4,473				4,475
Conversion of Class B to Class A common stock	232		(232)								-
Changes in noncontrolling interest in consolidated joint ventures										687	687
Net (loss)								(42,117)			(42,117)
Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)
Stock options, amortization and issuances							387				387
Restricted stock amortization, issuances and forfeitures	14,310		1,796				2,219				2,219
Conversion of Class B to Class A common stock	2,273		(2,273)								-
Changes in noncontrolling interest in consolidated joint ventures										148	148
Net income								50,928			50,928
Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)
Stock options, amortization and issuances	42,204		5,368				(41)				(41)
Restricted stock amortization, issuances and forfeitures	33,564	1	31,708				4,049				4,050
Conversion of Class B to Class A common stock	86		(86)								-
Changes in noncontrolling interest in consolidated joint ventures										(348)	(348)
Net income								607,817			607,817
Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$607,817	$50,928	$(42,117)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,280	5,304	4,172
Compensation from stock options and awards	7,668	2,779	721
Amortization of bond discounts, premiums and deferred financing costs	242	1,891	8,128
Loss (gain) on sale and retirement of property and assets	92	(81)	(25)
Income from unconsolidated joint ventures	(8,849)	(16,565)	(28,932)
Distributions of earnings from unconsolidated joint venture	9,709	35,387	29,919
Loss (gain) on extinguishment of debt	3,748	(13,337)	42,436
Noncontrolling interest in consolidated joint ventures	430	148	4
Inventory impairment and land option write-offs	3,630	8,813	6,288
(Increase) decrease in assets:
Origination of mortgage loans	(1,490,099)	(1,306,279)	(1,089,825)
Sale of mortgage loans	1,443,355	1,367,903	1,054,535
Receivables, prepaids, deposits and other assets	(3,016)	20,519	(15,911)
Inventories	(35,514)	87,897	(220,608)
Deferred tax assets	(425,678)	-	-
Increase (decrease) in liabilities:
State income tax payable	19	1,531	(1,033)
Customers’ deposits	20,009	12,414	5,786
Accounts payable, accrued interest and other accrued liabilities	71,370	33,576	(2,665)
Net cash provided by (used in) operating activities	210,213	292,828	(249,127)
Cash flows from investing activities:
Proceeds from sale of property and assets	32	112	29
Purchase of property, equipment, and other fixed assets and acquisitions	(5,942)	(3,380)	(4,005)
Investment in and advances to unconsolidated joint ventures	(16,550)	(19,924)	(13,256)
Distributions of capital from unconsolidated joint ventures	31,456	25,332	8,925
Net cash provided by (used in) investing activities	8,996	2,140	(8,307)
Cash flows from financing activities:
Proceeds from mortgages and notes	252,930	278,577	318,462
Payments related to mortgages and notes	(262,609)	(348,371)	(209,445)
Proceeds from model sale leaseback financing programs	7,606	19,200	33,188
Payments related to model sale leaseback financing programs	(23,677)	(23,646)	(25,791)
Proceeds from land bank financing programs	35,282	68,060	104,961
Payments related to land bank financing programs	(88,458)	(73,999)	(33,902)
Proceeds from partner distributions to consolidated joint venture	40	-	683
Payments for partner distributions to consolidated joint venture	(818)	-	-
Net proceeds (payments) related to mortgage warehouse lines of credit	47,744	(53,077)	27,101
Net borrowings from senior secured credit facility	-	125,000	-
Payments related to senior secured credit facility	-	(125,000)	-
Proceeds from senior secured notes, net of discount	-	-	578,231
Payments related to senior secured notes, net of discount	(182,726)	(21,240)	(570,032)
Deferred financing costs from land banking financing programs and note issuances	(2,587)	(13,278)	(16,748)
Net cash (used in) provided by financing activities	(217,273)	(167,774)	206,708
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	1,936	127,194	(50,726)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	309,460	182,266	232,992
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$311,396	$309,460	$182,266

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$87,227	$89,484	$109,107
Income taxes	$7,669	$3,013	$3,483

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$245,970	$262,489	$130,976
Homebuilding: Restricted cash and cash equivalents	16,089	14,731	20,905
Financial Services: Cash and cash equivalents, included in Financial services assets	5,819	4,854	5,578
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	43,518	27,386	24,807
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$311,396	$309,460	$182,266

See notes to consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

In the third and fourth quarters of fiscal 2021, we acquired the remaining assets of certain of our unconsolidated joint ventures, resulting in a $26.6 million reduction in our investment in the joint ventures and a corresponding increase to inventory.

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

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all its consolidated subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends October 31. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by the Company. One of HEI's subsidiaries owns a 99% controlling interest in the consolidated joint venture and therefore HEI is required to consolidate the joint venture within its Consolidated Financial Statements. The 1% that we do not own is accounted for as noncontrolling interest. Another one of HEI's subsidiaries owns an 80% controlling interest in a consolidated joint venture, and therefore HEI is required to consolidate the joint venture within its Consolidated Financial Statements. The 20% that the Company does not own is accounted for as noncontrolling interest.

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company”, “we”, “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for each of the years ended October 31, 2021, 2020 and 2019. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia, including in 124 consolidated active selling communities at October 31, 2021. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with Accounting Standards Codification (“ASC”) 606-10, “ Revenue from Contracts with Customers,” revenue is recognized when control is transferred to the buyer, which occurs when the buyer takes title to and possession of the home and there is no continuing involvement. From time to time as market conditions warrant, the Company offers sales incentives which enable customers to reduce the base price of a home or to reduce the price of options. These incentives are recorded as a reduction of revenue in accordance with ASC 606-10-32-25.

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

Cash and Cash Equivalents - Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2021 and 2020, $15.7 million and $15.5 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

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

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2021, we did not mothball any additional communities, but we sold four previously mothballed communities and we re-activated two previously mothballed communities and portions of two previously mothballed communities. As of October 31, 2021 and 2020, the net book value associated with our 6 and 12 total mothballed communities was $4.3 million and $11.4 million, respectively, which was net of impairment charges recorded in prior periods of $57.5 million and $122.2 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Consolidated Balance Sheets, at October 31, 2021 and 2020, inventory of $32.5 million and $48.8 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $31.5 million and $47.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Consolidated Balance Sheets, at October 31, 2021 and 2020, inventory of $66.2 million and $133.4 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $31.3 million and $84.0 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2019 to October 31, 2021 ranged from 17.3% to 19.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. These land parcels represented $2.0 million of our total inventories at  October 31, 2020 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at  October 31, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2021 and 2020, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2021 and 2020 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2021 and 2020. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. See Note 16 for additional information on the amount of warranty costs recognized in cost of goods sold and administrative expenses.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2021	2020	2019
Interest capitalized at beginning of year	$65,010	$71,264	$68,117
Plus interest incurred(1)	155,514	176,457	165,906
Less cost of sales interest expensed	84,100	74,330	70,725
Less other interest expensed(2)(3)	77,716	103,801	90,056
Less interest contributed to unconsolidated joint venture(4)	3,667	4,580	1,978
Plus interest acquired from unconsolidated joint venture(5)	3,118	-	-
Interest capitalized at end of year(6)	$58,159	$65,010	$71,264

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $57.1 million, $61.9 million and $56.9 million for the years ended October 31, 2021, 2020 and 2019, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed. This component of other interest was $20.6 million, $41.9 million and $33.2 million for the years ended October 31, 2021, 2020 and 2019, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2021	2020	2019
Other interest expensed	$77,716	$103,801	$90,056
Interest paid by our mortgage and finance subsidiaries	2,102	2,165	2,536
Decrease (increase) in accrued interest	7,409	(16,482)	16,515
Cash paid for interest, net of capitalized interest	$87,227	$89,484	$109,107

(4)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these transactions.

(5)	Represents capitalized interest which was included as part of the assets purchased from joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these transactions.

(6)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures – Overall,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs in fiscal 2021 or 2020. During fiscal 2019, we wrote down certain unconsolidated joint venture investments by $0.9 million.

Deferred Bond Issuance Costs - Costs associated with borrowings under our credit facilities and term loans and the issuance of senior secured and senior notes are capitalized and amortized over the term of each note’s issuance. The capitalized costs are recorded as a contra liability within our debt balances, except for the revolving credit facility costs, which are recorded as a prepaid asset.

Debt Issued At a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized up or down, as applicable, to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2021, 2020 and 2019, advertising costs expensed totaled $9.8 million, $12.9 million and $17.1 million, respectively.

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

Allowance for Doubtful Accounts – We regularly review our receivable balances, which are included in Receivables, deposits and notes on the Consolidated Balance Sheets, for collectability and record an allowance against a receivable when it is deemed that collectability is uncertain. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. The balance for allowance for doubtful accounts was $10.5 million and $12.0 million at October 31, 2021 and 2020, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2021 and 2020, we recorded $1.5 million and $0.2 million, respectively, in recoveries. There were no write-offs in fiscal 2021 and 2020.

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

Our lease population at October 31, 2021 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Consolidated Balance Sheets.

Lease cost included in our Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Year Ended October 31,	Year Ended October 31,
(In thousands)	2021	2020
Operating lease cost	$10,521	$10,507
Cash payments on lease liabilities	$9,598	$9,257

ROU assets are classified within Prepaids and other assets on our Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Consolidated Balance Sheets. The Company recorded a net increase to both its ROU assets and lease liabilities of $6.8 million as a result of new leases and lease renewals that commenced during the year ended October 31, 2021. The following table contains additional information about our leases:

(In thousands)	At October 31, 2021	At October 31, 2020
ROU assets	$17,844	$20,016
Lease liabilities	$18,952	$21,049
Weighted-average remaining lease term (in years)	3.1	3.5
Weighted-average discount rate (incremental borrowing rate)	9.4%	9.6%

Maturities of our operating lease liabilities as of October 31, 2021 are as follows:

Year ending October 31,	(in thousands)
2022	$9,000
2023	5,942
2024	3,201
2025	2,435
2026 and Thereafter	1,403
Total payments	21,981
Less: imputed interest	(3,029)
Present value of lease liabilities	$18,952

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2021 and 2020 were as follows:

	October 31,
(In thousands)	2021	2020

Land and land improvements	$1,639	$1,639
Buildings	9,497	9,497
Building improvements	15,478	13,281
Furniture	4,214	4,363
Equipment, including capitalized software	36,467	35,763
Total	67,295	64,543
Less accumulated depreciation	48,559	46,358
Total	$18,736	$18,185

6. Restricted Cash and Deposits

Homebuilding - Restricted cash and cash equivalents on the Consolidated Balance Sheets totaled $16.1 million and $14.7 million as of October 31, 2021 and 2020, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 9.

Financial services restricted cash and cash equivalents, which are included in Financial services other assets on the Consolidated Balance Sheets, totaled $43.5 million and $27.4 million as of October 31, 2021 and 2020, respectively. Included in these balances were (1) financial services customers’ deposits of $40.7 million at October 31, 2021 and $25.4 million as of October 31, 2020, which are subject to restrictions on our use, and (2) $2.8 million at   October 31, 2021 and $2.0 million as of October 31, 2020 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

At October 31, 2021 and 2020, $136.5 million and $87.9 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Consolidated Balance Sheets. As of October 31, 2021 and 2020, we had reserves specifically for 14 and 15 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2021 and 2020 was as follows:

	Year Ended
	October 31,
(In thousands)	2021	2020

Loan origination reserves, beginning of period	$1,458	$1,268
Provisions for losses during the period	228	196
Adjustments to pre-existing provisions for losses from changes in estimates	(54)	(6)
Payments/settlements	-	-
Loan origination reserves, end of period	$1,632	$1,458

8. Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $125.1 million and $135.1 million (net of debt issuance costs) at October 31, 2021 and 2020, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $448.5 million and $368.1 million, respectively. The weighted-average interest rate on these obligations was 4.4% and 6.4% at October 31, 2021 and 2020, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on June 30, 2022. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted LIBOR rate, which was 0.875% at October 31, 2021, plus the applicable margin of 2.5%. As of October 31, 2021 and 2020, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $45.7 million and $23.5 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 9, 2022. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current LIBOR rate, plus the applicable margin ranging from 2.125% to 4.75% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2021 and 2020, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $40.5 million and $31.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on June 28, 2022. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the current LIBOR rate, subject to a floor of 0.25%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of October 31, 2021 and 2020, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $48.7 million and $32.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2021, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of October 31, 2021 and October 31, 2020, were as follows:

	October 31,	October 31,
(In thousands)	2021	2020
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$111,214
10.5% Senior Secured Notes due July 15, 2024	-	69,683
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	158,502	158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	350,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$953,093	$1,133,990
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,254,852	$1,435,749
Net (discounts) premiums	$10,769	$17,521
Net debt issuance costs	$(17,248)	$(22,160)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,248,373	$1,431,110

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI. On November 1, 2019, the maturity of the 8.0% 2027 Notes was extended to November 1, 2027.

(2) At October 31, 2021, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

As of October 31, 2021, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ended October 31, (1)
2022	$-
2023	-
2024	-
2025	-
2026	1,043,683
Thereafter	211,169
Total	$1,254,852

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2021.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes  and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at October 31, 2021 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2021 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than non-recourse indebtedness, certain permitted indebtedness and refinancing indebtedness), pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2021, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in even such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio is above 2.0 to 1.0 and our secured debt leverage ratio is below 4.0 to 1.0, therefore we are no longer restricted from paying dividends. As such, on December 3, 2021 our Board of Directors authorized a dividend payment of $2.7 million to preferred shareholders of record on January 1, 2022 and which will be paid on January 15, 2022.

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

Fiscal 2021

On July 30, 2021, K. Hovnanian redeemed in full all of the $111.2 million aggregate principal amount of 10.0% Senior Secured Notes due 2022 (the "10.0% 2022 Notes"). The aggregate purchase price for this redemption was $111.7 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $0.3 million for the year ended October 31, 2021, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "Loss on extinguishment of debt".

On August 2, 2021, K. Hovnanian redeemed in full all of the $69.7 million aggregate principal amount of 10.5% Senior Secured Notes due 2024 (the "10.5% 2024 Notes"). The aggregate purchase price for this redemption was $71.9 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $3.4 million for the year ended October 31, 2021, net of the write-off of unamortized discounts, financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "Loss on extinguishment of debt".

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% 2022 Notes and $141.7 million in aggregate principal amount of its outstanding 10.5% 2024 Notes (together with the 10.0% 2022 Notes, the “Second Lien Notes”). K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.2 million, which is included in “Gain on extinguishment of debt” on the Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the year ended October 31, 2020 was $1.40, excluding the impact of taxes, as our deferred tax assets were fully reserved by a valuation allowance.

The 1.75 Lien Notes were issued under an Indenture, dated as of December 10, 2019, among HEI, K. Hovnanian, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 1.75 Lien Notes are guaranteed by HEI and the Notes Guarantors and are secured by substantially all of the assets owned by K. Hovnanian and the Notes Guarantors, subject to permitted liens and certain exceptions. Interest on the 1.75 Lien Notes is payable semi-annually on May 15 and November 15 of each year, to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. The 1.75 Lien Notes have a maturity of November 15, 2025.

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

See “—Fiscal 2020” for a discussion of the 1.75 Lien Notes and the Secured Term Loans.

Each series of secured notes and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt, the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loan. The liens securing the 1.125 Lien Notes are senior to the liens securing the 1.25 Lien Notes, 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans, the Second Lien Notes and any other future secured obligations that are junior in priority with respect to the assets securing the 1.125 Lien Notes, the liens securing the 1.25 Lien Notes are senior to the liens securing the 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the 1.25 Lien Notes, the liens securing the 1.5 Lien Notes are senior to the liens securing the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the 1.5 Lien Notes, the liens securing the 1.75 Lien Notes and the Secured Term Loans (which are secured on a pari passu basis with each other) are senior to any other future secured obligations that are junior in priority with respect to the assets securing the 1.75 Lien Notes and the Secured Term Loans, in each case, with respect to the assets securing such debt.

As of October 31, 2021, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $249.9 million of cash and cash equivalents, which included $9.9 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $425.6 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $104.7 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $9.3 million and $11.3 million letters of credit outstanding at October 31, 2021 and October 31, 2020, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2021 and October 31, 2020, the amount of cash collateral in these segregated accounts was $9.9 million and $11.6 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

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

Financial information relating to HEI’s segment operations was as follows:

	Year Ended October 31,
(In thousands)	2021	2020	2019
Revenues:
Northeast	$142,445	$192,069	$124,372
Mid-Atlantic	465,876	403,669	357,247
Midwest	262,770	225,718	204,461
Southeast	285,658	232,730	220,082
Southwest	903,178	744,197	629,344
West	641,219	472,889	425,516
Total homebuilding	2,701,146	2,271,272	1,961,022
Financial services	81,692	72,162	54,152
Corporate and unallocated	19	467	1,742
Total revenues	$2,782,857	$2,343,901	$2,016,916
Income (loss) before income taxes:
Northeast	$22,922	$30,371	$20,954
Mid-Atlantic	61,567	34,570	14,327
Midwest	18,407	(1,805)	(649)
Southeast	17,764	1,355	(10,060)
Southwest	115,840	68,184	33,459
West	82,503	16,415	40,018
Total homebuilding	319,003	149,090	98,049
Financial services	37,563	32,102	17,627
Corporate and unallocated (1)	(166,705)	(125,789)	(155,344)
Income (loss) before income taxes	$189,861	$55,403	$(39,668)

(1) Corporate and unallocated for the year ended October 31, 2021 included corporate general and administrative costs of $106.7 million, interest expense of $57.1 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $3.7 million, and $0.8 million of other income and expenses. Corporate and unallocated for the year ended October 31, 2020 included corporate general and administrative costs of $80.5 million, interest expense of $61.9 million (a component of Other interest on our Consolidated Statements of Operations), gain on extinguishment of debt of $13.3 million, and $3.3 million of other income and expenses, along with the adjustment to our insurance reserves. Corporate and unallocated for the year ended October 31, 2019 included corporate general and administrative costs of $66.4 million, interest expense of $55.5 million (a component of Other interest on our Consolidated Statements of Operations), loss on extinguishment of debt of $42.4 million and $9.0 million of other income and expenses primarily related to interest income and gain on the sale of our former corporate headquarters building, along with the adjustment to our insurance reserves.

	October 31,
(In thousands)	2021	2020
Assets:
Northeast	$133,390	$107,748
Mid-Atlantic	273,073	271,867
Midwest	85,044	106,774
Southeast	257,044	248,506
Southwest	413,532	357,444
West	229,810	278,811
Total homebuilding	1,391,893	1,371,150
Financial services	202,758	140,607
Corporate and unallocated	725,857	315,585
Total assets	$2,320,508	$1,827,342

	October 31,
(In thousands)	2021	2020
Investments in and advances to unconsolidated joint ventures:
Northeast	$10,259	$14,646
Mid-Atlantic	8,660	11,055
Midwest	1	498
Southeast	40,563	66,234
Southwest	-	9,965
West	268	64
Total homebuilding	59,751	102,462
Corporate and unallocated	1,146	702
Total investments in and advances to unconsolidated joint ventures	$60,897	$103,164

	Year Ended October 31,
(In thousands)	2021	2020	2019
Homebuilding interest expense:
Northeast	$8,156	$13,636	$10,011
Mid-Atlantic	14,416	16,076	18,563
Midwest	7,640	9,377	7,121
Southeast	19,490	17,005	18,798
Southwest	28,899	29,898	27,731
West	26,130	30,222	23,051
Total homebuilding	104,731	116,214	105,275
Corporate and unallocated	57,085	61,917	55,506
Financial services interest expense (1)	(35)	(35)	334
Total interest expense, net	$161,781	$178,096	$161,115

(1)	Financial services interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2021	2020	2019
Depreciation:
Northeast	$111	$229	$188
Mid-Atlantic	205	264	209
Midwest	1,143	1,112	1,097
Southeast	214	327	230
Southwest	870	699	331
West	941	801	326
Total homebuilding	3,484	3,432	2,381
Financial services	13	13	14
Corporate and unallocated	1,783	1,859	1,777
Total depreciation	$5,280	$5,304	$4,172

	Year Ended October 31,
(In thousands)	2021	2020	2019
Net additions to operating properties and equipment:
Northeast	$96	$43	$107
Mid-Atlantic	118	165	168
Midwest	1,057	861	237
Southeast	256	102	221
Southwest	782	776	741
West	392	846	921
Total homebuilding	2,701	2,793	2,395
Financial services	-	-	-
Corporate and unallocated	3,241	587	1,610
Total net additions to operating properties and equipment	$5,942	$3,380	$4,005

	Year Ended October 31,
(In thousands)	2021	2020	2019
Equity in earnings (losses) from unconsolidated joint ventures:
Northeast	$3,681	$11,039	$19,242
Mid-Atlantic	(774)	(292)	3,404
Midwest	51	(103)	(432)
Southeast	2,061	820	1,310
Southwest	3,780	5,111	7,951
West	50	(10)	(2,543)
Total equity in earnings from unconsolidated joint ventures	$8,849	$16,565	$28,932

11. Income Taxes

Income taxes (receivable) payable, including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2021	2020
State income taxes:
Current	$3,851	$3,832
Deferred	(90,070)	-
Federal income taxes:
Current	-	-
Deferred	(335,608)	-
Total	$(421,827)	$3,832

The (benefit) provision for income taxes is composed of the following charges:

	Year Ended October 31,
(In thousands)	2021	2020	2019
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	7,722	4,475	2,449
Total current income tax expense:	7,722	4,475	2,449
Federal	(335,608)	-	-
State	(90,070)	-	-
Total deferred income tax expense:	(425,678)	-	-
Total	$(417,956)	$4,475	$2,449

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $173.8 million (tax effected $36.5 million), $183.0 million (tax effected $38.4 million) and $4.0 million (tax effected $0.8 million) for the years ended  October 31, 2021, 2020 and 2019, respectively.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $55.7 million, $72.5 million and $1.3 million for the years ended October 31, 2021, 2020 and 2019, respectively.

The total benefit for the year ended October 31, 2021 was $418.0 million. The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets. The total income tax expense of $4.5 million and $2.4 million for the years ended October 31, 2020 and 2019, respectively, was primarily related to state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for GAAP purposes, creating a permanent difference.

Our federal net operating losses of $1.2 billion expire between 2029 and 2038, and $15.7 million have an indefinite carryforward period. Of our $2.4 billion of state NOLs, $229.8 million expire between 2022 through 2026; $1.5 billion expire between 2027 through 2031; $397.2 million expire between 2032 through 2036; $169.8 million expire between 2037 through 2041; and $53.9 million have an indefinite carryforward period.

On December 27, 2020, the Consolidated Appropriations Act (CAA) was enacted and signed into U.S. law to provide additional economic relief in response to the ongoing coronavirus pandemic. The CAA did not have a material impact on the Company’s consolidated financial conditions or results of operations as of and for the year ended October 31, 2021. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its deferred tax assets except for a portion related to state deferred tax assets. The Company’s deferred tax assets as of October 31, 2021, were $425.7 million.

As of October 31, 2021, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our deferred federal and state income tax assets ("DTAs") was appropriate in accordance with ASC 740. Listed below, in order of the weighting of each factor, is the available positive and negative evidence that we considered in determining that it is more likely than not that we will realize a substantial portion of our DTAs and that a full valuation allowance is not necessary. In analyzing these factors, overall the positive evidence, both objective and subjective, outweighed the negative evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $101.6 million as of October 31, 2021, which partially reserves for our state DTAs, is appropriate.

1.

As of October 31, 2021, on a tax basis, the Company had adjusted pre-tax income, which is income before income taxes excluding land-related charges and loss (gain) on extinguishment of debt, on a three-year cumulative basis. On a U.S. GAAP basis, the Company had generated $205.6 million of cumulative pre-tax income in the three years ended October 31, 2021, with $189.9 million of that generated in the last twelve months. We also generated $55.4 million of pre-tax income for our fiscal year ended October 31, 2020. We believe this positive improvement over the last 24 months will continue given the strength of our contract backlog and current homebuilding market conditions. (Positive Objective Evidence)

2.

Over the last several years, we have completed a number of debt refinancing/restructuring transactions which, by extending our debt maturities, will enable us to allocate cash to invest in new communities and grow our community count to get back to sustained profitability. (Positive Objective Evidence)

3.

On July 30, 2021 we paid off in full $111.2 million of 10.0% 2022 Notes and on August 2, 2021, we paid off in full $69.7 million of 10.5% 2024 Notes. These actions reduced our annual interest incurred by approximately $19 million, which will enhance our profitability going forward. (Positive Objective Evidence)

4.

We incurred pre-tax losses during the housing market decline that began in 2007 and the slower than expected housing market recovery. Given our current highly leveraged balance sheet, a downturn in the housing market, would be significantly more damaging to the Company than to other better capitalized homebuilders and make it very difficult for the Company to avoid future losses, given our high interest burden. (Negative Objective Evidence)

5.

We exited several geographic markets over the last few years that have historically had losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall U.S. economy and government policies and consumer confidence, and impacts of the COVID-19 pandemic, all or any of which could continue to hamper a sustained, stronger recovery of the housing market. (Negative Subjective Evidence)

The significant positive improvement in our operations in the last 24 months, which further accelerated in the fourth quarter ended October 31, 2021, coupled with our contract backlog of $1.6 billion as of October 31, 2021 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. From that review, we concluded that we no longer needed any valuation allowance for our federal DTAs. However, with respect to our state DTAs, we concluded that a valuation allowance of $101.6 million was still necessary related to states that have shorter carryforward periods or from states where we have significantly reduced or eliminated our operations and thus are not able to project that we will fully utilize those DTAs.

As of October 31, 2020, we had a valuation allowance of $396.5 million of federal deferred tax assets related to NOLs, as well as other matters, all of which has been reversed as of October 31, 2021. We also had a valuation allowance of $181.0 million of deferred tax assets related to state NOLs as of October 31, 2020, of which $78.1 million was reversed in the second quarter of fiscal 2021 and $101.6 million remains at October 31, 2021.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2021	2020
Deferred tax assets:
Inventory impairment loss	$34,973	$42,120
Uniform capitalization of overhead	4,483	3,870
Warranty and legal reserves	5,671	4,848
Compensation	12,464	9,554
Deferred Income	1,420	3,793
Interest Expense	2,582	3,930
Restricted stock bonus	1,159	1,644
Stock options	1,009	4,026
Provision for losses	17,064	16,566
Joint venture loss	743	3,020
Federal net operating losses	263,366	299,854
State net operating losses	177,163	181,050
Other	5,136	3,259
Total deferred tax assets	527,233	577,534
Total deferred tax liabilities	-	-
Valuation allowance	(101,555)	(577,534)
Net deferred income taxes	$425,678	$-

The effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our deferred tax assets. Due to the effects of these factors, our effective tax rates for 2021, 2020 and 2019 are not correlated to the amount of our income or loss before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.0	10.6	(5.0)
Permanent differences, net	3.6	53.2	(42.4)
Deferred tax asset valuation allowance impact	(248.5)	(83.3)	20.8
Tax contingencies	(0.2)	(0.5)	0.5
Adjustments to prior years’ tax accruals	0.0	7.0	(1.0)
Effective tax rate	(220.1)%	8.0%	(6.1)%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	Year Ended October 31,
	2021	2020
Unrecognized tax benefit—November 1,	$0.7	$0.9
Gross increases—tax positions in current period	-	-
Lapse of statute of limitations	(0.2)	(0.2)
Unrecognized tax benefit—October 31,	$0.5	$0.7

Related to the unrecognized tax benefits noted above, as of both October 31, 2021 and 2020, we recognized a liability for interest and penalties of $0.3 million. For the years ended October 31, 2021 and 2020, we recognized $84 thousand and $60 thousand, respectively, of interest and penalties in net income tax benefit. For the year ended October 31, 2019, we recognized $32 thousand of interest and penalties in income tax expense.

It is likely that, within the next year, the amount of the Company's unrecognized tax benefits will decrease by $0.3 million, excluding penalties and interest. This reduction is expected primarily due to the expiration of the statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $0.5 million and $0.7 million for the years ended October 31, 2021 and 2020. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets.

The consolidated federal tax returns have been audited through October 31, 2020 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2017 – 2020.

12.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2021, our discount rate used for the impairments recorded ranged from 18.3% to 19.3%, for the year ended October 31, 2020, our discount rate used for the impairments recorded was 17.3%, and for the year ended October 31, 2019, our discount rates used for the impairments recorded ranged from 17.3% to 18.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

During the years ended October 31, 2021 and 2020, we evaluated inventories of all 374 and 354 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. We performed undiscounted future cash flow analyses for three of those communities (i.e., those with a projected operating loss or other impairment indicators) during the years ended October 31, 2021 and 2020, with an aggregate carrying value of $11.5 million and $5.4 million, respectively. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses for three of those communities for the fiscal year ended  October 31, 2021, resulting in aggregate impairment losses of $2.0 million. During the year ended October 31, 2020, two communities that required discounted cash flow analyses were impaired, which resulted in recording aggregate impairment losses of $2.0 million. The one community that did not require a discounted cash flow analysis to be performed during the year ended  October 31, 2020 had an aggregate carrying value of $0.6 million and did not have undiscounted future cash flows that exceeded the carrying amount by less than 20%. The pre-impairment value in the table below represents the carrying value, net of prior period impairments, if any, at the time of recording the impairments. Our aggregate impairment losses are included in the Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory.

The following table represents impairments by segment for fiscal 2021, 2020 and 2019:

(Dollars in millions)	Year Ended October 31, 2021
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Mid-Atlantic	-	-	-
Midwest	-	-	-
Southeast	2	1.2	9.2
Southwest	-	-	-
West	1	0.8	2.3
Total	3	$2.0	$11.5

(Dollars in millions)	Year Ended October 31, 2020
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Mid-Atlantic	-	-	-
Midwest	2	2.0	4.8
Southeast	-	-	-
Southwest	-	-	-
West	-	-	-
Total	2	$2.0	$4.8

(Dollars in millions)	Year Ended October 31, 2019
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	2	$0.2	$7.8
Mid-Atlantic	1	0.3	1.7
Midwest	1	1.4	4.6
Southeast	1	0.7	2.2
Southwest	1	0.1	1.2
West	-	-	-
Total	6	$2.7	$17.5

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Consolidated Statements of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $1.6 million, $6.8 million and $3.6 million for the years ended October 31, 2021, 2020 and 2019, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2021, 2020 and 2019:

	Year Ended October 31,
(In millions)	2021	2020	2019
Northeast	$-	$1.5	$0.6
Mid-Atlantic	0.3	-	0.5
Midwest	-	3.5	0.9
Southeast	0.2	0.8	0.3
Southwest	0.2	0.6	0.6
West	0.9	0.4	0.7
Total	$1.6	$6.8	$3.6

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2021	2020	2019

Numerator:
Net earnings (loss) attributable to Hovnanian	$607,817	$50,928	$(42,117)
Less: undistributed earnings allocated to nonvested shares	(57,676)	(4,652)	-
Numerator for basic earnings (loss) per share	$550,141	$46,276	$(42,117)
Plus: undistributed earnings allocated to nonvested shares	57,676	4,652	-
Less: undistributed earnings reallocated to nonvested shares	(58,687)	(4,652)	-
Numerator for diluted earnings (loss) per share	$549,130	$46,276	$(42,117)
Denominator:
Denominator for basic earnings per share	6,287	6,189	5,968
Effect of dilutive securities:
Share-based payments	108	395	-
Denominator for diluted earnings per share – weighted-average shares outstanding	6,395	6,584	5,968
Basic earnings (loss) per share	$87.50	$7.48	$(7.06)
Diluted earnings (loss) per share	$85.86	$7.03	$(7.06)

Incremental shares attributed to nonvested stock and outstanding options to purchase common stock of 0.3 million for the year ended October 31, 2019, were excluded from the computation of diluted earnings per share because we had a net loss for the period, and any incremental shares would not be dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 25 thousand for the year ended October 31, 2021 and 0.2 million for each of the years ended October 31, 2020 and 2019, because to do so would have been anti-dilutive for the periods presented.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the year ended October 31, 2021. As of October 31, 2021, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

On October 31, 2020, in connection with the issuance of the 7.75% Senior Secured 1.25 Lien Notes due 2026, we issued and sold an aggregate of 178,427 shares of Class A Common Stock, par value $0.01 per share (and associated Preferred Stock Purchase Rights), to the purchasers of such Notes for an aggregate purchase price of $1,784.27. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2021, 2020 and 2019, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

Retirement Plan - We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations were $7.0 million, $7.4 million and $7.3 million for the years ended October 31, 2021, 2020 and 2019, respectively.

15. Stock Plans

There were no stock option grants during the years ended October 31, 2021 or 2020. The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended October 31, 2019: risk free interest rate of 1.99%; dividend yield of zero; historical volatility factor of the expected market price of our common stock of  0.56; a weighted-average expected life of the option of 7.98 years; and an estimated forfeiture rate of 7.84%.

For the years ended October 31, 2021, 2020 and 2019, total stock-based compensation expense was $7.7 million($5.2 million post tax), $2.8 million, ($2.6 million post tax) and $0.7 million, respectively. Included in this total stock-based compensation expense was expense from stock options of $0.2 million, $0.4 million, and $0.8 million for the years ended October 31, 2021, 2020 and 2019, respectively. The total stock-based compensation expense for the years ended October 31, 2020 and 2019 includes income of $2.4 million and $2.6 million, respectively, from previously recognized expense of certain time and performance based restricted stock grants for which the performance metrics were not or are no longer expected to be satisfied.

We have a stock incentive plan for certain officers and key employees and directors. Beginning in fiscal 2020, restricted share units are granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. At the time of our annual stock grant in the third quarter of fiscal years 2021 and 2020, each of the five of our existing non-employee directors of the Company were granted a number of shares of restricted stock units subject to a two-year post-vesting holding period, based on the fair market value on the date of grant. Prior to fiscal 2020, options were granted by a committee appointed by the Board of Directors or its delegate in accordance with the stock incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. All options expire 10 years after the date of the grant. Non-employee directors’ stock options and restricted stock units vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31,	Weighted-Average	October 31,	Weighted-Average	October 31,	Weighted-Average
	2021	Exercise Price	2020	Exercise Price	2019	Exercise Price
Options outstanding at beginning of period	289,391	$47.02	331,481	$53.93	278,569	$73.76
Granted	-	$-	-	$-	110,975	$9.44
Exercised	77,607	$35.30	-	$-	-	$-
Forfeited	1,650	$14.80	6,560	$26.24	2,038	$53.96
Expired	3,900	$48.03	35,530	$115.28	56,025	$64.41
Options outstanding at end of period	206,234	$51.67	289,391	$47.02	331,481	$53.93
Options exercisable at end of period	125,528		145,553		147,019

Exercise prices for options outstanding at October 31, 2021 ranged from $7.85 to $157.00. The total intrinsic value of options exercised during fiscal 2021 was $4.8 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in fiscal 2020 or fiscal 2019.

The weighted-average fair value of grants made in fiscal 2019 was $4.46 per share. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2021, 2020 and 2019 was $8.82, $25.34 and $36.07 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Outstanding	Exercise Price	Life
$7.85 – $38.75	74,387	$9.51	7.56
$42.50 – $63.75	74,701	$54.14	5.07
$66.75 – $100.25	32,500	$71.60	0.74
$110.25 – $157.00	24,646	$145.15	1.83
	206,234	$51.67	4.90

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Exercisable	Exercise Price	Life
$7.85 – $38.75	19,464	$9.52	7.39
$42.50 – $63.75	48,918	$51.74	4.30
$66.75 – $100.25	32,500	$71.60	0.74
$110.25 – $157.00	24,646	$145.15	1.83
	125,528	$68.68	3.37

Officers and key associates who are eligible to receive equity grants are granted shares of restricted stock units. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the anniversaries of the grant date. Prior to fiscal 2020, officers and key associates who were eligible to receive equity grants could elect to receive either a stated number of stock options, or a reduced number of shares of restricted stock units, or a combination thereof. Shares underlying restricted stock units granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the grant date. Participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their equity awards on an accelerated basis on their retirement (which in the case of the restricted stock units only applies to a retirement that is at least one year after the date of grant). During the years ended October 31, 2021, 2020 and 2019, we granted 25,499 (including 8,199 units to certain of our non-employee directors), 142,231 (including 36,731 units to certain of our non-employee directors), and 107,650 (including 103,612 units to certain of our non-employee directors) restricted stock units, respectively, and also issued 13,732, 11,503 and 8,380 units, relating to awards granted in prior fiscal years, respectively. During the years ended  October 31, 2021, 2020 and 2019, 4,875, 5,567 and 656 restricted stock units were forfeited, respectively.

For the years ended October 31, 2021 and 2020, total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants and performance share units (both discussed below), and the stock portion of the long-term incentive plan (also discussed below) was $7.4 million and $2.4 million, respectively. For the year ended October 31, 2019, total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock unit grants, market share unit grants (discussed below), and the stock portion of the long-term incentive plan (also discussed below) was income of $0.2 million. In addition to nonvested share awards summarized in the following tables, there were 76,311, 60,446 and 33,643 vested share awards at October 31, 2021, 2020 and 2019, respectively, which were deferred and not yet issued.

A summary of the Company’s nonvested Time-Based share awards for the years ended October 31, 2021, 2020, and 2019 are as follows:

	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date
	2021	Fair Value	2020	Fair Value	2019	Fair Value
Nonvested Time-Based at beginning of period	288,865	$19.88	231,210	$23.01	105,594	$61.77
Granted	50,187	$85.72	142,231	$19.48	164,050	$7.66
Vested	104,253	$24.33	62,309	$17.04	21,329	$45.52
Forfeited	4,875	$26.84	22,267	$57.81	17,106	$86.96
Nonvested Time-Based at end of period	229,924	$26.51	288,865	$19.88	231,210	$23.01

A summary of the Company’s nonvested Performance-Based share awards for the years ended October 31, 2021, 2020, and 2019 are as follows:

	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date	October 31,	Weighted-Average Grant Date
	2021	Fair Value	2020	Fair Value	2019	Fair Value
Nonvested Performance-Based at beginning of period	294,472	$24.64	136,316	$44.22	101,407	$69.28
Granted	104,467	$72.68	183,825	$15.11	56,400	$10.10
Vested	47,002	$68.52	4,284	$57.22	8,655	$42.69
Forfeited	954	$67.00	21,385	$70.44	12,836	$93.31
Nonvested Performance-Based at end of period	350,983	$35.60	294,472	$24.64	136,316	$44.22

Included in the above table are awards for the share portion of long-term incentive plans (“LTIPs”), and other share awards for certain officers and associates, which are performance based plans. These amounts include adjustments for performance outcomes where the difference between target at the time of grant and the final share awards based on achievement of the performance metrics are reflected through adjustments in the "Granted" line in the above table at the time the performance is finalized. LTIP shares vest in the third, fourth and fifth fiscal years after grant date, subject to certain performance metrics.

Included in the tables above are 186,136 target Performance-based Performance Share Units (“PSUs”), which were granted to certain officers in fiscal years 2021 and 2020. The PSUs vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved specified revenue goals.

The fair value of the PSU grants is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for 2021 PSU grants: historical volatility factor of the expected market price of our common stock of 112.44% for the two-year period ending on the valuation date, and the concluded risk free rate assumption of 0.16% equals the continuously compounded two-year yield, and dividend yield of zero. The following assumptions were used for 2020 PSU grants: historical volatility factor of the expected market price of our common stock of 108.15% for the two-year period ending on the valuation date, and the concluded risk free rate assumption of 0.19% equals the continuously compounded two-year yield, and dividend yield of zero.

Also included in the tables above are 55,050 target Time-based and 67,025 Performance-based Market Share Units (“MSUs”) of which 42,300 of Time-based and 56,400 Performance-based were granted to certain officers in fiscal 2019. There were no MSUs granted in fiscal 2021 and 2020. MSU grants from fiscal years 2015 through 2018 were reduced by 16,700 Time-based and 20,350 Performance-based MSUs in fiscal 2020, as certain performance conditions at measurement periods were not met and only a portion of the shares were vested, resulting in the reversal of $2.4 million of expense during the period. Fifty percent of the MSUs will vest in four equal annual installments, commencing on the second anniversary of the grant date subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares covered by the MSU awards, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining fifty percent of the MSUs are also subject to financial performance conditions in addition to the stock price performance conditions applicable to all MSUs. These additional performance-based MSUs vest in four equal installments with the first installment vesting on January 1, three years after the MSU grant date (for example, January 1, 2022 for the 2019 MSU grant) and the remaining annual installments commencing on the third anniversary of the grant date, except that no portion of the award will vest unless the Committee determines that the Company achieved (1) for the 2019 MSU grants, specified community count improvement (as to 25% of the MSU amount) and pre-tax profit (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2019), (2) for the 2017 and 2016 MSU grants, specified gross margin improvement (as to 25% of the MSU amount) and debt reduction (as to 25% of the MSU amount) goals comparing the fiscal year of the grant date and the second fiscal year following the grant date (fiscal 2020 compared to fiscal 2018).

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

Based on the terms of our equity compensation plans, awards that are forfeited become available to us for future grants under the plan. As of October 31, 2021, we had 0.3 million shares authorized and remaining for future issuance under our equity compensation plans. In addition, as of October 31, 2021, there were $12.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the fiscal years ended October 31, 2021 and 2020, we received $5.5 million and $4.4 million, respectively, from subcontractors related to the owner controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2021 and 2020, our deductible under our general liability insurance was a $20 million aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2021 and 2020 was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims was $20 million for fiscal 2021 and 2020. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the fiscal years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,
(In thousands)	2021	2020

Balance, beginning of period	$86,417	$89,371
Additions – Selling, general and administrative	10,419	9,587
Additions – Cost of sales	13,410	10,273
Charges incurred during the period	(14,342)	(20,163)
Changes to pre-existing reserves	(988)	(2,651)
Balance, end of period	$94,916	$86,417

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. As a result of reductions in our construction defect claims in recent years and the impact of these reductions on the actuarial analysis on our total reserves, we recorded reductions in our construction defect reserves of $1.6 million in the fourth quarter of fiscal 2021 and $2.5 million in the fourth quarter of fiscal 2020. These reductions are reflected in the changes to pre-existing reserves in the table above.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.1 million and less than $0.1 million for the fiscal years ended October 31, 2021 and 2020, respectively, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2021, 2020 and 2019, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provided services to the Company totaling $0.6 million, $0.7 million and $0.9 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Mr. Alexander Hovnanian, the son of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, is employed by the Company. Mr. Alexander Hovnanian holds the position of Executive Vice President - National Homebuilding Operations. For fiscal 2021, he received cash compensation of approximately $989,000 and equity awards with an aggregate grant date fair value of approximately $523,000. For fiscal 2020 and 2019, his total compensation was approximately $1,152,000 and $609,000, respectively.

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

                            In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection ("NJDEP") has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until April 20, 2022. We believe that we have adequate reserves for this matter.

                        In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial is currently scheduled for March 7, 2022. Mediation was held in September 2020 with further mediation sessions anticipated in the future. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that during the fiscal years ended  October 31, 2021 and 2020, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2021, we had total cash deposits amounting to $100.1 million to purchase land and lots with a total purchase price of $1.5 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

	October 31, 2021
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$132,963	$1,972	$134,935
Inventories	442,347	-	442,347
Other assets	34,551	-	34,551
Total assets	$609,861	$1,972	$611,833
Liabilities and equity:
Accounts payable and accrued liabilities	$386,117	$1,681	$387,798
Notes payable	73,994	-	73,994
Total liabilities	460,111	1,681	461,792
Equity of:
Hovnanian Enterprises, Inc.	58,460	254	58,714
Others	91,290	37	91,327
Total equity	149,750	291	150,041
Total liabilities and equity	$609,861	$1,972	$611,833
Debt to capitalization ratio	33%	0%	33%

	October 31, 2020
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$120,107	$3,454	$123,561
Inventories	389,001	91	389,092
Other assets	27,062	488	27,550
Total assets	$536,170	$4,033	$540,203
Liabilities and equity:
Accounts payable and accrued liabilities	$207,277	$2,152	$209,429
Notes payable	117,179	-	117,179
Total liabilities	324,456	2,152	326,608
Equity of:
Hovnanian Enterprises, Inc.	102,908	1,340	104,248
Others	108,806	541	109,347
Total equity	211,714	1,881	213,595
Total liabilities and equity	$536,170	$4,033	$540,203
Debt to capitalization ratio	36%	0%	35%

As of October 31, 2021 and 2020, we had advances outstanding of $2.2 million and payables outstanding of $1.1 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $60.9 million and $103.2 million at October 31, 2021 and 2020, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the years ended October 31, 2021 and 2020, we did not write-down any of our unconsolidated joint venture investments.

	For The Year Ended October 31, 2021
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$347,898	$691	$348,589
Cost of sales and expenses	(335,077)	(209)	(335,286)
Joint venture net income	$12,821	$482	$13,303
Our share of net income	$8,754	$195	$8,949

	For The Year Ended October 31, 2020
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$435,077	$13,024	$448,101
Cost of sales and expenses	(420,977)	(11,225)	(432,202)
Joint venture net income	$14,100	$1,799	$15,899
Our share of net income	$16,904	$17	$16,921

	For The Year Ended October 31, 2019
		Land
(Dollars in thousands)	Homebuilding	Development	Total
Revenues	$488,914	$8,704	$497,618
Cost of sales and expenses	(456,563)	(7,948)	(464,511)
Joint venture net income	$32,351	$756	$33,107
Our share of net income	$28,761	$378	$29,139

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

The reason “Our share of net income” is higher or lower than the “Joint venture net income” shown in the tables above for the years ended October 31, 2021 and 2020, respectively, is because we have varying ownership percentages, ranging from 20% to over 50%, in our 10 and 11 unconsolidated joint ventures for both periods, respectively. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the year ended October 31, 2021, "Our share of net income" was lower than the "Joint venture net income" due to increased income on one of our newer unconsolidated joint ventures during the year for which we currently recognize no share percentage of the profit based on the joint venture agreement, and a second unconsolidated joint venture which we recognize a lower profit sharing percentage having higher profit in the current period. In addition, for the years ended October 31, 2021 and 2020, we had written off our investment in two of our unconsolidated joint ventures that are generating losses and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in these unconsolidated joint ventures would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, these unconsolidated joint ventures losses significantly reduce the profit when looking at all of our 10 and 11 unconsolidated joint ventures, respectively, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $11.6 million, $16.0 million and $16.9 million for the years ended October 31, 2021, 2020 and 2019, are recorded in “Homebuilding: Selling, general and administrative” on the Consolidated Statements of Operations.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 33% as of October 31, 2021. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2021	2020

Mortgage loans held for sale (1)	Level 2	$151,059	$104,378
Forward contracts	Level 2	(107)	(28)
Total		$150,952	$104,350
Interest rate lock commitments	Level 3	152	11
Total		$151,104	$104,361

(1)  The aggregate unpaid principal balance was $146.5 million and $100.4 million at October 31, 2021 and 2020, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $904.3 million at October 31, 2021. Loans in process for which interest rates were committed to the borrowers totaled $41.8 million as of October 31, 2021. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2021, the segment had open commitments amounting to $24.0 million to sell MBS with varying settlement dates through November 18, 2021.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Consolidated Financial Statements in “Revenues: Financial services.” The fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Year Ended October 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$4,580	$152	$(107)

Year Ended October 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$3,928	$11	$(28)

Year Ended October 31, 2019
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Fair value included in net loss all reflected in financial services revenues	$4,869	$42	$(64)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2021 and 2020. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

Year Ended
October 31, 2021
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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $2.0 million, $2.0 million and $2.7 million for the years ended October 31, 2021, 2020 and 2019, respectively. See Note 12 for further detail of the communities evaluated for impairment.

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

Fair Value as of October 31, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,348	167,348
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	366,426	366,426
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026`	-	-	300,913	300,913
11.25% Senior Secured 1.5 Lien `Notes due February 15, 2026	-	-	162,548	162,548
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	92,331	92,331
5.0% Senior Notes due February 1, 2040	-	-	63,084	63,084
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	28,196	28,196
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	86,046	86,046
Total fair value	$-	$-	$1,266,892	$1,266,892

Fair Value as of October 31, 2020

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured Notes due July 15, 2022	$-	$107,878	$-	$107,878
10.5% Senior Secured Notes due July 15, 2024	-	-	67,941	67,941
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	132,246	132,246
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	353,500	353,500
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	274,558	274,558
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,723	162,723
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	54,354	-	54,354
5.0% Senior Notes due February 1, 2040	-	10,814	-	10,814
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	13,091	13,091
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	64,465	64,465
Total fair value	$-	$173,046	$1,068,524	$1,241,570

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2021 and 2020.