Form 10-Q
period 2022-04-30
HOVNANIAN ENTERPRISES INC
filed 2022-06-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,635,397 shares of Class A Common Stock and 676,530 shares of Class B Common Stock were outstanding as of May 31, 2022.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30,	October 31,
	2022	2021
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$149,431	$245,970
Restricted cash and cash equivalents	14,283	16,089
Inventories:
Sold and unsold homes and lots under development	1,140,199	1,019,541
Land and land options held for future development or sale	152,796	135,992
Consolidated inventory not owned	199,172	98,727
Total inventories	1,492,167	1,254,260
Investments in and advances to unconsolidated joint ventures	67,344	60,897
Receivables, deposits and notes, net	39,420	39,934
Property, plant and equipment, net	21,559	18,736
Prepaid expenses and other assets	61,155	56,186
Total homebuilding	1,845,359	1,692,072

Financial services	138,253	202,758

Deferred tax assets, net	400,557	425,678
Total assets	$2,384,169	$2,320,508

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$196,192	$125,089
Accounts payable and other liabilities	407,926	426,381
Customers’ deposits	100,445	68,295
Liabilities from inventory not owned, net of debt issuance costs	123,793	62,762
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,149,129	1,248,373
Accrued Interest	28,367	28,154
Total homebuilding	2,005,852	1,959,054

Financial services	116,980	182,219
Income taxes payable	2,938	3,851
Total liabilities	2,125,770	2,145,124

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2022 and October 31, 2021	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,105,811 shares at April 30, 2022 and 6,066,164 shares at October 31, 2021	61	61
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 704,215 shares at April 30, 2022 and 686,876 shares at October 31, 2021	7	7
Paid in capital - common stock	723,319	722,118
Accumulated deficit	(485,323)	(567,228)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at April 30, 2022 and October 31, 2021	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity	258,003	174,897
Noncontrolling interest in consolidated joint ventures	396	487
Total equity	258,399	175,384
Total liabilities and equity	$2,384,169	$2,320,508

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Revenues:
Homebuilding:
Sale of homes	$685,823	$679,515	$1,237,189	$1,230,880
Land sales and other revenues	1,008	1,919	1,646	5,721
Total homebuilding	686,831	681,434	1,238,835	1,236,601
Financial services	15,706	21,728	29,015	41,225
Total revenues	702,537	703,162	1,267,850	1,277,826

Expenses:
Homebuilding:
Cost of sales, excluding interest	503,682	536,534	931,599	976,172
Cost of sales interest	21,678	21,725	35,423	38,890
Inventory impairment loss and land option write-offs	565	81	664	1,958
Total cost of sales	525,925	558,340	967,686	1,017,020
Selling, general and administrative	46,501	42,204	89,247	82,429
Total homebuilding expenses	572,426	600,544	1,056,933	1,099,449

Financial services	10,792	11,361	21,192	21,715
Corporate general and administrative	21,684	40,382	51,119	63,865
Other interest	12,425	22,033	25,818	46,008
Other operations	641	451	1,009	729
Total expenses	617,968	674,771	1,156,071	1,231,766
Loss on extinguishment of debt	(6,795)	-	(6,795)	-
Income from unconsolidated joint ventures	3,171	2,641	11,362	4,557
Income before income taxes	80,945	31,032	116,346	50,617
State and federal income tax provision (benefit):
State	2,587	(91,374)	5,130	(90,748)
Federal	15,923	(366,270)	23,973	(366,270)
Total income taxes	18,510	(457,644)	29,103	(457,018)
Net income	62,435	488,676	87,243	507,635
Less: preferred stock dividends	2,669	-	5,338	-
Net income available to common stockholders	$59,766	$488,676	$81,905	$507,635

Per share data:
Basic:
Net income per common share	$8.50	$71.11	$11.62	$74.00
Weighted-average number of common shares outstanding	6,396	6,248	6,392	6,236
Assuming dilution:
Net income per common share	$8.39	$69.65	$11.44	$72.71
Weighted-average number of common shares outstanding	6,477	6,368	6,492	6,331

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six MONTH PERIOD ENDED April 30, 2022

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384

Stock options, amortization and issuances	804						4				4

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	17,654		17,445				(552)				(552)

Conversion of Class B to Class A common stock	48		(48)								-

Changes in noncontrolling interest in consolidated joint ventures										(88)	(88)

Net income								24,808			24,808

Balance, January 31, 2022	5,614,240	$61	676,604	$7	5,600	$135,299	$721,570	$(545,089)	$(115,360)	$399	$196,887

Stock options, amortization and issuances	600						77				77

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	20,483						1,672				1,672

Conversion of Class B to Class A common stock	58		(58)								-

Changes in noncontrolling interest in consolidated joint ventures										(3)	(3)

Net income								62,435			62,435

Balance, April 30, 2022	5,635,381	$61	676,546	$7	5,600	$135,299	$723,319	$(485,323)	$(115,360)	$396	$258,399

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$87,243	$507,635
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,489	2,822
Compensation from stock options and awards	3,394	1,753
Amortization of bond discounts, premiums and deferred financing costs	(194)	534
Gain on sale and retirement of property and assets	(37)	(14)
Income from unconsolidated joint ventures	(11,362)	(4,557)
Distributions of earnings from unconsolidated joint venture	2,743	5,397
Loss on extinguishment of debt	6,795	-
Noncontrolling interest in consolidated joint ventures	139	190
Inventory impairment and land option write-offs	664	1,958
(Increase) decrease in assets:
Origination of mortgage loans	(598,600)	(728,674)
Sale of mortgage loans	656,300	706,446
Receivables, prepaids, deposits and other assets	(4,337)	2,541
Inventories	(238,571)	(63,056)
Deferred tax assets	25,121	(459,186)
(Decrease) increase in liabilities:
State income tax payable	(913)	(1,244)
Customers’ deposits	32,150	17,644
Accounts payable, accrued interest and other accrued liabilities	(25,227)	25,271
Net cash (used in) provided by operating activities	(62,203)	15,460
Cash flows from investing activities:
Proceeds from sale of property and assets	63	15
Purchase of property, equipment, and other fixed assets and acquisitions	(5,335)	(2,461)
Investment in and advances to unconsolidated joint ventures	(152)	(29,578)
Distributions of capital from unconsolidated joint ventures	2,324	19,596
Net cash used in investing activities	(3,100)	(12,428)
Cash flows from financing activities:
Proceeds from mortgages and notes	230,984	121,340
Payments related to mortgages and notes	(158,608)	(143,115)
Proceeds from model sale leaseback financing programs	26,982	2,738
Payments related to model sale leaseback financing programs	(8,551)	(9,879)
Proceeds from land bank financing programs	69,741	16,494
Payments related to land bank financing programs	(25,953)	(50,606)
Proceeds from partner distributions from consolidated joint venture	40	-
Payments for partner distributions to consolidated joint venture	(270)	(254)
Net (payments) proceeds related to mortgage warehouse lines of credit	(60,434)	23,274
Payments related to senior secured notes	(103,875)	-
Preferred dividends paid	(5,338)	-
Deferred financing costs from land banking financing programs and note issuances	(3,962)	(844)
Net cash used in financing activities	(39,244)	(40,852)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(104,547)	(37,820)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	311,396	309,460
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$206,849	$271,640

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$26,434	$47,202
Income taxes	$4,895	$3,412

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$149,431	$218,321
Homebuilding: Restricted cash and cash equivalents	14,283	12,753
Financial Services: Cash and cash equivalents, included in Financial services assets	3,939	4,117
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	39,196	36,449
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$206,849	$271,640

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

For the three and six months ended April 30, 2022, the Company’s total stock-based compensation expense was $1.8 million ($1.4 million net of tax) and $3.4 million ($2.5 million net of tax), respectively. For the three and six months ended April 30, 2021, the Company’s total stock-based compensation expense was $0.9 million (pre and post-tax) and $1.8 million (pre and post-tax), respectively. Included in total stock-based compensation expense was the vesting of stock options of $45 thousand and $90 thousand for the three and six months ended April 30, 2022, respectively, and $0.1 million for both the three and six months ended April 30, 2021.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021
Interest capitalized at beginning of period	$63,804	$65,327	$58,159	$65,010
Plus interest incurred(1)	33,872	41,870	66,655	83,327
Less cost of sales interest expensed	21,678	21,725	35,423	38,890
Less other interest expensed(2)(3)	12,425	22,033	25,818	46,008
Less interest contributed to unconsolidated joint venture(4)	-	3,667	-	3,667
Interest capitalized at end of period(5)	$63,573	$59,772	$63,573	$59,772

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $9.0 million and $17.5 million for the three months ended April 30, 2022 and 2021, respectively, and $20.5 million and $33.7 million for the six months ended April 30, 2022 and 2021, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed. This component of other interest was $3.4 million and $4.5 million for the three months ended April 30, 2022 and 2021, respectively, and $5.3 million and $12.3 million for the six months ended April 30, 2022 and 2021, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021
Other interest expensed	$12,425	$22,033	$25,818	$46,008
Interest paid by our mortgage and finance subsidiaries	362	527	830	952
Decrease (increase) in accrued interest	18,901	14,720	(214)	242
Cash paid for interest, net of capitalized interest	$31,688	$37,280	$26,434	$47,202

(4)	Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

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

During the six months ended April 30, 2022 and 2021, we evaluated inventories of all 392 and 362 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. As a result of such analysis, we did not identify any impairment indicators and therefore were not required to perform undiscounted future cash flow analyses during the six months ended April 30, 2022 for any of the 392 communities. We performed undiscounted future cash flow analyses during the six months ended April 30, 2021 for one of the 362 communities with an aggregate carrying value of $2.3 million, which had projected operating losses or other impairment indicators. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses and recorded an impairment loss of $0.8 million in the community for the six months ended April 30, 2021. In the first half of fiscal 2021, the discount rate used for the impairment recorded was 19.3%. In the first half of fiscal 2022, we did not record any impairment losses. Impairment losses are included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.6 million and $0.1 million for the three months ended April 30, 2022 and 2021, respectively, and $0.7 million and $1.2 million for the six months ended April 30, 2022 and 2021, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended  April 30, 2022 and 2021 were 713 and 149, respectively, and 1,133 and 569 during the six months ended April 30, 2022 and 2021, respectively. The walk-aways were located in the Northeast, Southeast, Southwest and West segments in the first half of fiscal 2022 and in the Mid-Atlantic, Southwest and West segments in the first half of fiscal 2021.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first half of fiscal 2022, we did not mothball any additional communities, nor sell any previously mothballed communities. We re-activated one previously mothballed community. As of April 30, 2022 and October 31, 2021, the net book value associated with our five and six total mothballed communities was $1.7 million and $4.3 million, respectively, which was net of impairment charges recorded in prior periods of $27.5 million and $57.5 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at April 30, 2022 and October 31, 2021, inventory of $46.5 million and $32.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.3 million and $31.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at April 30, 2022 and October 31, 2021, inventory of $152.7 million and $66.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $74.5 million and $31.3 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that, as of April 30, 2022 and October 31, 2021, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at April 30, 2022, we had total cash deposits amounting to $152.3 million to purchase land and lots with a total purchase price of $1.8 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and six months ended April 30, 2022 and 2021, we received $2.0 million and $3.2 million, respectively, and $1.6 million and $3.0 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes to be delivered in fiscal 2022 and previously delivered in 2021, our deductible under our general liability insurance is or was a $25 million and $20 million, respectively, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2022 and 2021 is or was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $25 million for fiscal 2022 and $20 million for fiscal 2021. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and six months ended April 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021

Balance, beginning of period	$93,353	$88,861	$94,916	$86,417
Additions – Selling, general and administrative	2,126	2,409	4,342	4,457
Additions – Cost of sales	1,669	2,103	3,093	4,001
Charges incurred during the period	(5,783)	(4,760)	(9,937)	(6,736)
Changes to pre-existing reserves	99	1,412	(950)	1,886
Balance, end of period	$91,464	$90,025	$91,464	$90,025

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the six months ended April 30, 2022 and 2021 for prior year deliveries.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws that apply to a site may vary greatly according to the community site, for example, due to the community, the environmental conditions at or near the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these laws and regulations could result in fines and penalties, obligations to remediate or take corrective action, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. In addition, some of these laws and regulations that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time.  For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the EPA and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect, may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution but do not know the scope or extent of the Company’s obligations, if any, that may arise from the site and therefore cannot provide any assurance that this matter will not have a material impact on the Company. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA are now also in negotiations with the EPA and in preliminary negotiations with the Company regarding the site. In the course of negotiations, the EPA informed the Company that the New Jersey Department of Environmental Protection ("NJDEP") has also incurred costs remediating part of the site. The EPA has since requested that the three PRPs present a joint settlement offer to the EPA. The Company and the other two PRPs are parties to a series of agreements tolling the statute of limitations on the EPA's claims for reimbursement, most recently extending the date until June 15, 2022. We believe that we have adequate reserves for this matter.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial is currently scheduled for September 12, 2022. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2022 and October 31, 2021, $13.4 million and $15.7 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $14.3 million and $16.1 million as of April 30, 2022 and October 31, 2021, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $39.2 million and $43.5 million as of April 30, 2022 and October 31, 2021, respectively. Included in these balances were (1) financial services customers’ deposits of $37.2 million at April 30, 2022 and $40.7 million as of  October 31, 2021, which are subject to restrictions on our use, and (2) $2.0 million at April 30, 2022 and $2.8 million as of October 31, 2021 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our lease population at April 30, 2022 is comprised of operating leases where we are the lessee, and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Operating lease cost	$2,677	$2,594	$5,265	$5,210
Cash payments on lease liabilities	$2,214	$2,390	$4,654	$4,688

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. During the three and six months ended April 30, 2022, the Company recorded an additional $1.8 million and $8.4 million, respectively, to both its ROU assets and lease liabilities as a result of new leases and lease renewals that commenced during the period. The following table contains additional information about our leases:

(In thousands)	At April 30, 2022	At October 31, 2021
ROU assets	$19,619	$17,844
Lease liabilities	$20,742	$18,952
Weighted-average remaining lease term (in years)	3.4	3.1
Weighted-average discount rate (incremental borrowing rate)	9.5%	9.4%

Maturities of our operating lease liabilities as of April 30, 2022 are as follows:

Year ending October 31,	(in thousands)
2022 (excluding the six months ended April 30, 2022)	$4,711
2023	7,714
2024	5,087
2025	4,057
2026	2,758
2027	1,396
Total payments	25,723
Less: imputed interest	(4,981)
Present value of lease liabilities	$20,742

10.	Mortgage Loans Held for Sale

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

At April 30, 2022 and October 31, 2021, $76.3 million and $136.5 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of April 30, 2022 and 2021, we had reserves specifically for 13 and 15 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021

Loan origination reserves, beginning of period	$1,673	$1,508	$1,632	$1,458
Provisions for losses during the period	49	59	90	109
Adjustments to pre-existing provisions for losses from changes in estimates	(8)	(43)	(8)	(43)
Loan origination reserves, end of period	$1,714	$1,524	$1,714	$1,524

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $196.2 million and $125.1 million (net of debt issuance costs) at April 30, 2022 and October 31, 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $574.3 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 4.9% and 4.4% at April 30, 2022 and October 31, 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2023. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), which was 0.696% at April 30, 2022, plus the applicable margin of 2.375% to 2.5%. As of April 30, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $23.9 million and $45.7 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on March 9, 2022 to extend the maturity date to March 8, 2023, and is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $34.2 million and $40.5 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility that matures on January 9, 2023. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of April 30, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $16.4 million and $48.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2022, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2022 and October 31, 2021, were as follows:

	April 30,	October 31,
(In thousands)	2022	2021
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$953,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,154,852	$1,254,852
Net (discounts) premiums	$8,386	$10,769
Net debt issuance costs	$(14,109)	$(17,248)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,149,129	$1,248,373

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At April 30, 2022, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at April 30, 2022 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each of the first and second quarters of fiscal 2022.

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

Fiscal 2022

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes"). The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the three and six months ended April 30, 2022, including the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt".

Fiscal 2021

There were no transactions in respect of our Debt Instruments during the six months ended April 30, 2021.

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

The 10.0% 1.75 Lien Notes due 2025 (the "1.75 Lien Notes") have a maturity of November 15, 2025 and bear interest at a rate of 10.0% per annum payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. At any time and from time to time prior to November 15, 2022, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 105.00% of their principal amount, at any time and from time to time after November 15, 2022 and prior to November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 100.0% of their principal amount.

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

As of April 30, 2022, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $152.7 million of cash and cash equivalents, which included $7.8 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $394.3 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $100.1 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $7.6 million and $9.3 million letters of credit outstanding at April 30, 2022 and October 31, 2021, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2022 and October 31, 2021, the amount of cash collateral in these segregated accounts was $7.8 million and $9.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2022	2021	2022	2021

Numerator:
Net earnings attributable to Hovnanian	$59,766	$488,676	$81,905	$507,635
Less: undistributed earnings allocated to nonvested shares	(5,426)	(44,383)	(7,621)	(46,147)
Numerator for basic earnings per share	$54,340	$444,293	$74,284	$461,488
Plus: undistributed earnings allocated to nonvested shares	5,426	44,383	7,621	46,147
Less: undistributed earnings reallocated to nonvested shares	(5,427)	(45,170)	(7,625)	(47,338)
Numerator for diluted earnings per share	$54,339	$443,506	$74,280	$460,297
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,396	6,248	6,392	6,236
Effect of dilutive securities:
Share based payments	81	120	100	95
Denominator for diluted earnings per share – weighted average shares outstanding	6,477	6,368	6,492	6,331
Basic earnings per share	$8.50	$71.11	$11.62	$74.00
Diluted earnings per share	$8.39	$69.65	$11.44	$72.71

Shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.1 million and 24 thousand for the three and six months ended April 30, 2022, respectively, and 27 thousand and 0.1 million for the three and six months ended April 30, 2021, respectively, because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on The NASDAQ Stock Market LLC under the symbol “HOVNP.” During the three and six months ended April 30, 2022 we paid dividends of $2.7 million and $5.3 million on the Series A Preferred Stock, respectively.  During the three and six months ended April 30, 2021, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock. There were no shares purchased during the three and six months ended April 30, 2022. As of April 30, 2022, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand.

16.	Income Taxes

The total income tax expense for the three and six months ended April 30, 2022 was $18.5 million and $29.1 million, respectively. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

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

Our federal net operating losses of $1.1 billion expire between 2029 and 2038, and $15.7 million have an indefinite carryforward period. Of our $2.4 billion of state NOLs, $229.8 million expire between 2022 through 2026; $1.5 billion expire between 2027 through 2031; $396.5 million expire between 2032 through 2036; $170.4 million expire between 2037 through 2041; and $53.9 million have an indefinite carryforward period.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its deferred tax assets except for a portion related to state deferred tax assets. The Company’s deferred tax assets as of April 30, 2022 were $400.6 million.

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

As of April 30, 2022, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our deferred state income tax assets ("DTAs") was appropriate in accordance with ASC 740. Overall the positive evidence, both objective and subjective, outweighed the negative evidence. Based on this analysis, we determined that the current valuation allowance for deferred taxes of $101.6 million as of April 30, 2022, which partially reserves for our state DTAs, is appropriate.

The significant positive improvement in our operations in the last 30 months, coupled with our contract backlog of $2.1 billion as of April 30, 2022 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. From that review, we concluded that a valuation allowance for our federal DTAs was not needed. However, with respect to our state DTAs, we concluded that a valuation allowance of $101.6 million was still necessary related to states that have shorter carryforward periods or from states where we have significantly reduced or eliminated our operations and thus are not able to project that we will fully utilize those DTAs.

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021

Revenues:
Northeast	$55,126	$30,189	$75,485	$62,233
Mid-Atlantic	129,001	112,200	228,615	205,145
Midwest	56,793	64,079	111,765	123,236
Southeast	73,235	80,917	128,817	126,691
Southwest	231,882	217,312	426,392	407,721
West	140,781	176,733	267,741	311,565
Total homebuilding	686,818	681,430	1,238,815	1,236,591
Financial services	15,706	21,728	29,015	41,225
Corporate and unallocated	13	4	20	10
Total revenues	$702,537	$703,162	$1,267,850	$1,277,826

Income before income taxes:
Northeast	$8,423	$5,068	$10,873	$9,662
Mid-Atlantic	27,948	12,010	44,685	22,711
Midwest	1,629	4,128	2,280	7,712
Southeast	10,760	6,504	20,922	6,858
Southwest	34,769	29,275	56,645	50,325
West	28,720	21,863	50,779	31,540
Total homebuilding	112,249	78,848	186,184	128,808
Financial services	4,914	10,367	7,823	19,510
Corporate and unallocated (1)	(36,218)	(58,183)	(77,661)	(97,701)
Income before income taxes	$80,945	$31,032	$116,346	$50,617

(1)

Corporate and unallocated for the three months ended April 30, 2022 included corporate general and administrative costs of $21.7 million, interest expense of $9.0 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $6.8 million, and $(1.3) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended April 30, 2022 included corporate general and administrative costs of $51.1 million, interest expense of $20.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $6.8 million, and $(0.7) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the three months ended  April 30, 2021 included corporate general and administrative costs of $40.4 million, interest expense of $17.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $0.3 million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the six months ended  April 30, 2021 included corporate general and administrative costs of $63.9 million, interest expense of $33.7 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $0.1 million of other income and expenses.

	April 30,	October 31,
(In thousands)	2022	2021

Assets:
Northeast	$164,887	$133,390
Mid-Atlantic	341,929	273,073
Midwest	77,366	85,044
Southeast	306,499	257,044
Southwest	500,108	413,532
West	240,972	229,810
Total homebuilding	1,631,761	1,391,893
Financial services (1)	138,253	202,758
Corporate and unallocated	614,155	725,857
Total assets	$2,384,169	$2,320,508

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

(Dollars in thousands)	April 30, 2022
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$141,858	$1,434	$143,292
Inventories	456,277	-	456,277
Other assets	38,288	-	38,288
Total assets	$636,423	$1,434	$637,857

Liabilities and equity:
Accounts payable and accrued liabilities	$459,344	$1,061	460,405
Notes payable	45,772	-	45,772
Total liabilities	505,116	1,061	506,177
Equity of:
Hovnanian Enterprises, Inc.	64,921	298	65,219
Others	66,386	75	66,461
Total equity	131,307	373	131,680
Total liabilities and equity	$636,423	$1,434	$637,857
Debt to capitalization ratio	26%	0%	26%

(Dollars in thousands)	October 31, 2021
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$132,963	$1,972	$134,935
Inventories	442,347	-	442,347
Other assets	34,551	-	34,551
Total assets	$609,861	$1,972	$611,833

Liabilities and equity:
Accounts payable and accrued liabilities	$386,117	$1,681	$387,798
Notes payable	73,994	-	73,994
Total liabilities	460,111	1,681	461,792
Equity of:
Hovnanian Enterprises, Inc.	58,460	254	58,714
Others	91,290	37	91,327
Total equity	149,750	291	150,041
Total liabilities and equity	$609,861	$1,972	$611,833
Debt to capitalization ratio	33%	0%	33%

As of April 30, 2022 and October 31, 2021, we had advances outstanding of $2.1 million and $2.2 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $67.3 million and $60.9 million at April 30, 2022 and October 31, 2021, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are assessed for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. During the six months ended April 30, 2022 and 2021, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$87,396	$-	$87,396
Cost of sales and expenses	(78,286)	(5)	(78,291)
Joint venture net income (loss)	$9,110	$(5)	$9,105
Our share of net income	$3,170	$-	$3,170

	Three Months Ended April 30, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$91,526	$428	$91,954
Cost of sales and expenses	(87,696)	(149)	(87,845)
Joint venture net income	$3,830	$279	$4,109
Our share of net income	$2,637	$113	$2,750

	Six Months Ended April 30, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$156,987	$113	$157,100
Cost of sales and expenses	(143,868)	(31)	(143,899)
Joint venture net income	$13,119	$82	$13,201
Our share of net income	$11,317	$45	$11,362

	Six Months Ended April 30, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$162,990	$691	$163,681
Cost of sales and expenses	(158,969)	(177)	(159,146)
Joint venture net income	$4,021	$514	$4,535
Our share of net income	$4,548	$208	$4,756

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

The reason “Our share of net income” is higher or lower than the “Joint venture net income” shown in the tables above for both the three and six months ended April 30, 2022 and 2021, respectively, is because we have varying ownership percentages, ranging from 20% to over 50%, in our 10 and 13 unconsolidated joint ventures for both periods, respectively. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended April 30, 2022, "Our share of net income" was lower than the "Joint venture net income" due to one of our newer unconsolidated joint ventures for which we recognize a lower share percentage based on the joint venture agreements generating income for the three months ended April 30, 2022. For the six months ended April 30, 2022, "Our share of net income" was lower than the "Joint venture net income" due to the fact we had previously written off our investment in one of our unconsolidated joint ventures that was generating income for the six months ended April 30, 2022 and therefore we currently did not recognize this income. In addition, one of our newer unconsolidated joint ventures for which we recognize a lower share percentage based on the joint venture agreements generated income for the six months ended April 30, 2022. The decreases in amounts of our net income were offset by distributions received from one of our unconsolidated joint ventures that we recognized entirely as income by the Company since our investment balance is zero, as well as the fact that we had previously written off our investment in one of our unconsolidated joint ventures that was generating losses for the six months ended April 30, 2022 and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in this unconsolidated joint venture would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, this unconsolidated joint venture loss significantly reduced the profit when looking at all of our 10 unconsolidated joint ventures, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

For the three months ended April 30, 2021, "Our share of net income" is lower than the "Joint venture net income" due to improved performance during the quarter of the two unconsolidated joint ventures for which we have written off our investment and therefore do not recognize income (loss) from these joint ventures as discussed below, along with income on two of our newer unconsolidated joint ventures during the quarter for which we recognize a lower share percentage of the profit based on the joint venture agreements. In addition, for the six months ended April 30, 2021 we had written off our investment in two of our unconsolidated joint ventures that are generating losses and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in these unconsolidated joint ventures would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, these unconsolidated joint ventures losses significantly reduce the profit when looking at all of our 13 unconsolidated joint ventures, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $3.2 million and $3.0 million for the three months ended April 30, 2022 and 2021, respectively, and $5.6 million and $5.3 million for the six months ended April 30, 2022 and 2021, respectively, are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging; therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 26% as of April 30, 2022. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2022	2021

Mortgage loans held for sale (1)	Level 2	$93,196	$151,059
Forward contracts	Level 2	494	(107)
Total		$93,690	$150,952
Interest rate lock commitments	Level 3	(286)	152
Total		$93,404	$151,104

(1)  The aggregate unpaid principal balance was $91.6 million and $146.5 million at April 30, 2022 and October 31, 2021, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $1.1 billion at April 30, 2022. Loans in process for which interest rates were committed to the borrowers totaled $124.1 million as of April 30, 2022. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2022, the segment had open commitments amounting to $28.5 million to sell MBS with varying settlement dates through June 13, 2022.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Condensed Consolidated Financial Statements in “Revenues: Financial services.” The changes in fair values that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Changes in fair value included in net income all reflected in financial services revenues	$(416)	$359	$359

Three Months Ended April 30, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Changes in fair value included in net income all reflected in financial services revenues	$(636)	$385	$(252)

Six Months Ended April 30, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Changes in fair value included in net income all reflected in financial services revenues	$1,566	$(286)	$494

Six Months Ended April 30, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Changes in fair value included in net income all reflected in financial services revenues	$4,257	$439	$(403)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the six months ended April 30, 2021. The Company did not have any assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2021 or the three and six months ended April 30, 2022. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

Nonfinancial Assets

Six Months Ended
April 30, 2021
Pre-
	Fair Value	Impairment
(In thousands)	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,286	$(843)	$1,443
Land and land options held for future development or sale	Level 3	$-	$-	$-

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $0.8 million for the six months ended April 30, 2021. The Company did not record any inventory impairments for the three months ended April 30, 2021 or the three and six months ended  April 30, 2022. See Note 4 for further detail of the communities evaluated for impairment.

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

Fair Value as of April 30, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,172	167,172
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	249,625	249,625
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	288,477	288,477
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,139	162,139
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	96,723	96,723
5.0% Senior Notes due February 1, 2040	-	-	61,480	61,480
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,546	31,546
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,956	85,956
Total fair value	$-	$-	$1,143,118	$1,143,118

Fair Value as of October 31, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,348	167,348
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	366,426	366,426
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	300,913	300,913
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,548	162,548
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	92,331	92,331
5.0% Senior Notes due February 1, 2040	-	-	63,084	63,084
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	28,196	28,196
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	86,046	86,046
Total fair value	$-	$-	$1,266,892	$1,266,892

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of  April 30, 2022 and October 31, 2021.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provides services to the Company. During the three months ended April 30, 2022 and 2021, the services provided by such engineering firm to the Company totaled $0.3 million and $0.1 million, respectively. During the six months ended April 30, 2022 and 2021, the services provided by such engineering firm to the Company totaled $0.5 million and $0.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Overview

Market Conditions

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates, inflation and overall housing affordability. In general, at the start of fiscal year 2020, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that were low by historical standards were contributing to improving conditions for new home sales.

In March 2020, as a result of the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. However, beginning in May 2020, the homebuilding market rapidly improved, due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the third quarter and continuing through the fourth quarter of fiscal 2020, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics improved significantly in fiscal 2020 as compared to fiscal 2019, and improved even further in fiscal 2021 and the first half of fiscal 2022. However, since early January 2022, 30-year mortgage rates have increased rapidly from 3.2% to 5.1% at the end of April 2022. While these rates are still low by historical standards, and increasing rates did not have a negative impact on our operating results for the three months ended April 30, 2022, it is possible these higher rates, as well as increases in inflation and fuel prices, will have an impact on our operating results in the future.

Operating Results

The below highlights our positive operating results for the three and six months ended April 30, 2022:

● For the three and six months ended April 30, 2022, sale of homes revenues was relatively flat, as compared to the same periods of the prior year, primarily resulting from an increase in average prices of 20.7% and 19.4%, respectively, as home prices increased in virtually all of our markets, along with the geographic and community mix of our deliveries, offset by respective decreases of 16.4% and 15.9% in the number of home deliveries. The decreases in home deliveries were due in part to the prior year deliveries being unusually high as a result of the unsustainable and extremely strong sales pace in late fiscal 2020 and early fiscal 2021, and also due to supply chain challenges extending construction cycle times and delaying some deliveries.

● Gross margin dollars increased 30.5% and 23.7% for the three and six months ended April 30, 2022, respectively, as compared to the same period of the prior year, as a result of the increase in gross margin percentage to 23.3% for the three months ended April 30, 2022 from 18.1% for the three months ended April 30, 2021, and increased to 21.8% for the six months ended April 30, 2022 from 17.7% for the six months ended April 30, 2021. Gross margin percentage, before cost of sales interest expense and land charges, increased from 21.3% and 21.0% for the three and six months ended April 30, 2021 to 26.6% and 24.7% for the three and six months ended April 30, 2022. The increases were primarily due to price increases in virtually all of our markets, along with the mix of communities delivering homes in each period.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $68.2 million, or 9.7% of total revenues, in the three months ended April 30, 2022 compared with $82.6 million, or 11.7% of total revenues, in the three months ended April 30, 2021. For the six months ended April 30, 2022, Total SGA was $140.4 million, or 11.1% of total revenues, compared with $146.3 million, or 11.4% of total revenues, in the same period of the prior fiscal year. Such costs decreased $14.4 million and $5.9 million for the three and six months ended April 30, 2022, respectively, as compared to the same periods of the prior year, primarily due to income recognized in connection with our phantom stock awards under our 2019 Long Term Incentive Plan (“2019 LTIP”), as a result of the decrease in our stock price during the three months ended April 30, 2022.

● Other interest decreased to $12.4 million and $25.8 million for the three and six months ended April 30, 2022, respectively, from $22.0 million and $46.0 million for the three and six months ended April 30, 2021, respectively, as we incurred less interest and had less debt in excess of inventory, as a result of the reduction of our debt during the second half of fiscal 2021, and due to the decrease in average inventory not owned during the three and six months ended April 30, 2022 compared to the three and six months ended April 30, 2021.

● Pre-tax income increased to $80.9 million for the three months ended April 30, 2022 from pre-tax income of $31.0 million for the three months ended April 30, 2021, and increased to $116.3 million for the six months ended April 30, 2022 from pre-tax income of $50.6 million for the six months ended April 30, 2021. Net income decreased to $62.4 million for the three months ended April 30, 2022 from net income of $488.7 million for the three months ended April 30, 2021, and decreased to $87.2 million for the six months ended April 30, 2022 from net income of $507.6 million for the six months ended April 30, 2021. Earnings per share, basic and diluted, decreased to $8.50 and $8.39, respectively, for the three months ended April 30, 2022 compared to $71.11 and $69.65, respectively, for the three months ended April 30, 2021. Earnings per share, basic and diluted, decreased to $11.62 and $11.44, respectively, for the six months ended April 30, 2022 compared to $74.00 and $72.71, respectively, for the six months ended April 30, 2021. While pretax income increased in fiscal 2022, the significant decrease in net income for the three and six months ended April 30, 2022 was due to the full reversal of our federal valuation allowance and a portion of the state valuation allowance in respect of our deferred tax assets in the second quarter of fiscal 2021 (see Note 16 to the Condensed Consolidated Financial Statements).

● Net contracts decreased 13.9% and 13.3% for the three and six months ended April 30, 2022, respectively, compared to the same periods of the prior year.

● Net contracts per average active selling community decreased to 14.3 for the three months ended April 30, 2022 compared to 17.5 in the same period of the prior year, and decreased to 27.5 for the six months ended April 30, 2022 compared to 33.5 in the same period of the prior year. Although there were decreases for both the three and six months ended April 30, 2022 as compared to the same periods of the prior year, the current year absorption pace is what we consider a more normalized rate, based on historical averages. For comparison, net contracts per average active selling community were 10.5 and 18.2, respectively, for the three and six months ended April 30, 2019.

● Net contracts per active selling community for the month of May 2022 were 3.3 compared to 4.3 in May 2021. While each month of the second quarter of fiscal 2022 was greater than the pre-COVID pace for the same periods of fiscal 2019, the sales pace for May 2022 was slightly lower than the pre-COVID sales pace of 3.7 in May 2019.

● Active selling communities at April 30, 2022 increased by 5.2% compared to April 30, 2021. We continue to actively pursue new communities, and our total lots controlled increased to 33,501 at April 30, 2022 compared to 28,077 at April 30, 2021.

● Contract backlog decreased slightly from 3,897 homes at April 30, 2021 to 3,796 homes at April 30, 2022. Despite this decrease, as a result of price increases in virtually all of our markets, the dollar value of contract backlog increased 16.1% to $2.1 billion compared to the prior year.

● Our cash position allowed us to spend $349.6 million on land purchases and land development during the six months ended April 30, 2022, redeem $100 million principal amount of our senior secured notes, and still have total liquidity of $282.2 million, including $149.4 million of homebuilding cash and cash equivalents as of April 30, 2022 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities and other financing activities. We may not be able to obtain desired financing even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

Operating, Investing and Financing Activities – Overview

Our total liquidity at April 30, 2022 was $282.2 million, including $149.4 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. Our total liquidity was above our target liquidity range of $170.0 to $245.0 million. The lingering macro economic effects of the COVID-19 pandemic, including inflation and labor and supply market constraints, as well as geopolitical tensions have created significant uncertainty as to general economic and housing market conditions for fiscal 2022 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2022 to finance our working capital requirements.

We spent $349.6 million on land and land development during the first half of fiscal 2022, along with $105.5 million for the $100.0 million partial redemption of our 7.75% Senior Secured 1.125 Lien Notes due 2026. After considering this land and land development, debt payment and all other operating activities, including revenue received from deliveries, cash used for operations was $62.2 million. During the first half of fiscal 2022, cash used for investing activities was $3.1 million, primarily due to the acquisition of certain fixed assets, partially offset by distributions from existing unconsolidated joint ventures. Cash used for financing activities was $39.2 million during the first half of fiscal 2022, which in addition to the $100.0 million debt redemption mentioned above, was due primarily to net payments related to our mortgage warehouse lines of credit, partially offset by net proceeds from nonrecourse mortgage financings and land banking and model sale leaseback financings during the period. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2022 and 2021 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, preferred dividend payments, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2022 and October 31, 2021, were as follows:

	April 30,	October 31,
(In thousands)	2022	2021
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$953,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,154,852	$1,254,852
Net (discounts) premiums	$8,386	$10,769
Net debt issuance costs	$(14,109)	$(17,248)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,149,129	$1,248,373

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At April 30, 2022, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. Availability thereunder will terminate on December 28, 2022.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2022 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness. As of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each of the first and second quarters of fiscal 2022.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time (for example, we redeemed $100 million aggregate principal amount of our senior secured notes during the second quarter of fiscal 2022). We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $196.2 million and $125.1 million (net of debt issuance costs) at April 30, 2022 and October 31, 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $574.3 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 4.9% and 4.4% at April 30, 2022 and October 31, 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2022 and October 31, 2021, we had an aggregate of $74.5 million and $134.9 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $137.5 million during the six months ended April 30, 2022 from October 31, 2021. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $32.4 million, in the Mid-Atlantic by $71.5 million, in the Southeast by $13.8 million and in the Southwest by $51.8 million. The increase was partially offset by decreases in the Midwest of $9.8 million and in the West of $22.2 million. The net increase was primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the six months ended April 30, 2022, we wrote-off costs in the amount of $0.7 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. There were no impairment losses during the six months ended April 30, 2022. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at April 30, 2022 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $100.4 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2021 to April 30, 2022 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at April 30, 2022, inventory of $152.7 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $74.5 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at April 30, 2022, inventory of $46.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of April 30, 2022, we had mothballed land in five communities. The book value associated with these communities at April 30, 2022 was $1.7 million, which was net of impairment charges recorded in prior periods of $27.5 million. We continually review communities to determine if mothballing is appropriate. During the first half of fiscal 2022, we did not mothball any additional communities, nor did we sell any previously mothballed communities, however, we re-activated one previously mothballed community.

Inventories held for sale, which are land parcels where we have decided not to build homes and we are actively marketing the land for sale, are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at both April 30, 2022 and October 31, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at April 30, 2022 compared to October 31, 2021 is attributable to acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements during the period.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2022:

Northeast	5	738	3,259	3,997
Mid-Atlantic	19	2,264	6,560	8,824
Midwest	7	1,129	1,716	2,845
Southeast	17	1,974	2,060	4,034
Southwest	41	5,133	4,880	10,013
West	13	2,353	1,879	4,232

Consolidated total	102	13,591	20,354	33,945

Unconsolidated joint ventures (2)	19	3,656	-	3,656

Owned		7,627	2,854	10,481
Optioned		5,520	17,500	23,020

Controlled lots		13,147	20,354	33,501

Construction to permanent financing lots		444	-	444

Consolidated total		13,591	20,354	33,945

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

	April 30, 2022			October 31, 2021:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	13	8	21	8	10	18
Mid-Atlantic	32	20	52	26	22	48
Midwest	7	2	9	8	9	17
Southeast	20	5	25	24	22	46
Southwest	128	13	141	114	29	143
West	5	2	7	7	12	19

Total	205	50	255	187	104	291

Started or completed unsold homes and models per active selling communities (1)	2.0	0.5	2.5	1.5	0.8	2.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 102 and 124 at April 30, 2022 and October 31, 2021, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures increased $6.4 million to $67.3 million at April 30, 2022 compared to October 31, 2021. The increase was primarily due to income recorded from one of our unconsolidated joint ventures during the period, partially offset by partner distributions. As of April 30, 2022 and October 31, 2021, we had investments in nine unconsolidated homebuilding joint ventures and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Prepaid expenses and other assets were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2022	2021	Change

Prepaid insurance	$1,559	$2,577	$(1,018)
Prepaid project costs	28,756	25,880	2,876
Other prepaids	10,483	9,140	1,343
Other assets	738	745	(7)
Lease right of use asset	19,619	17,844	1,775
Total	$61,155	$56,186	$4,969

Prepaid insurance decreased for the six months ended April 30, 2022, due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. The increase was primarily due to costs incurred for communities not yet open for sale. Other prepaids increased primarily due to new premiums for the renewal of certain software and related services during the period, partially offset by the amortization of these costs. Lease right of use asset represents the net present value of our operating leases which, in accordance with ASC 842, are required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information. The increase in lease right of use assets was primarily due to lease renewals, partially offset by lease payments during the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $91.6 million and $149.2 million at April 30, 2022 and October 31, 2021, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2021 was primarily due to a decrease in the volume of loans originated during the second quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021, partially offset by an increase in the average loan value.

Deferred tax assets, net, decreased $25.1 million from October 31, 2021 to April 30, 2022, due to the utilization of our deferred tax assets to offset tax expense on taxable income during the period.

Nonrecourse mortgages secured by inventory increased to $196.2 million at April 30, 2022 from $125.1 million at October 31, 2021. The increase was primarily due to new mortgages for communities in all of our segments obtained during the six months ended April 30, 2022, along with additional loan borrowings on existing mortgages, partially offset by the payment of existing mortgages during the period.

Accounts payable and other liabilities were as follows as of:

	April 30,	October 31,	Dollar
(In thousands)	2022	2021	Change

Accounts payable	$201,109	$163,898	$37,211
Reserves	94,583	98,831	(4,248)
Lease liability	20,742	18,952	1,790
Accrued expenses	10,911	17,588	(6,677)
Accrued compensation	59,466	102,862	(43,396)
Other liabilities	21,115	24,250	(3,135)
Total	$407,926	$426,381	$(18,455)

The increase in accounts payable was primarily due to the increase in backlog from October 31, 2021 to April 30, 2022. Reserves decreased due to claim payments during the period, partially offset by new accruals primarily for warranty and construction defect claims. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets in accordance with ASC 842. The increase corresponds to the increase in the lease right of use asset discussed above. Accrued expenses decreased primarily due to a decrease in accrued property taxes, along with a decrease in an accrual for a sales reward program. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2021 bonuses during the first quarter of fiscal 2022, partially offset by the accrual of fiscal 2022 bonuses in the first half of fiscal 2022. Other liabilities decreased primarily due to deferred payroll tax withholdings which were paid during the period.

Customers’ deposits increased $32.2 million from October 31, 2021 to $100.4 million at April 30, 2022. The increase was primarily related to the increase in backlog during the period.

Liabilities from inventory not owned increased $61.0 million from October 31, 2021 to $123.8 million at April 30, 2022. The increase was primarily due to an increase in land banking activity during the period and an increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $65.2 million to $117.0 million at April 30, 2022 from $182.2 million at October 31, 2021. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

RESULTS OF OPERATIONS FOR THE three and six months ended April 30, 2022 COMPARED TO THE three and six months ended April 30, 2021

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2022	2021	Change	Change
Homebuilding:
Sale of homes	$685,823	$679,515	$6,308	0.9%
Land sales and other revenues	1,008	1,919	(911)	(47.5)%
Financial services	15,706	21,728	(6,022)	(27.7)%

Total revenues	$702,537	$703,162	$(625)	(0.1)%

	Six Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2022	2021	Change	Change
Homebuilding:
Sale of homes	$1,237,189	$1,230,880	$6,309	0.5%
Land sales and other revenues	1,646	5,721	(4,075)	(71.2)%
Financial services	29,015	41,225	(12,210)	(29.6)%

Total revenues	$1,267,850	$1,277,826	$(9,976)	(0.8)%

Homebuilding

For the three and six months ended April 30, 2022, sale of homes revenues was relatively flat when compared to the same period of the prior year due to a 20.7% and 19.4% increase in the average price per home, respectively, partially offset by a 16.4% and 15.9% decrease in homes delivered, respectively, for the three and six months ended April 30, 2022, compared with the respective prior year period. The average price per home increased to $506,891 in the three months ended April 30, 2022 from $419,972 in the three months ended April 30, 2021. The average price per home increased to $489,588 in the six months ended April 30, 2022 from $409,883 in the six months ended April 30, 2021. The increase in average price was the result of increases in home prices in virtually all of our markets along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decrease in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2022	2021	% Change	2022	2021	% Change

Northeast:
Dollars	$55,048	$28,686	91.9%	$75,405	$59,902	25.9%
Homes	78	42	85.7%	106	95	11.6%

Mid-Atlantic:
Dollars	$128,704	$112,124	14.8%	$228,104	$205,035	11.3%
Homes	191	216	(11.6)%	359	392	(8.4)%

Midwest:
Dollars	$56,690	$64,010	(11.4)%	$111,612	$120,603	(7.5)%
Homes	155	203	(23.6)%	317	386	(17.9)%

Southeast:
Dollars	$73,154	$80,863	(9.5)%	$128,649	$126,511	1.7%
Homes	150	167	(10.2)%	254	269	(5.6)%

Southwest:
Dollars	$231,656	$217,165	6.7%	$425,986	$407,347	4.6%
Homes	555	633	(12.3)%	1,053	1,215	(13.3)%

West:
Dollars	$140,571	$176,667	(20.4)%	$267,433	$311,482	(14.1)%
Homes	224	357	(37.3)%	438	646	(32.2)%

Consolidated total:
Dollars	$685,823	$679,515	0.9%	$1,237,189	$1,230,880	0.5%
Homes	1,353	1,618	(16.4)%	2,527	3,003	(15.9)%

Unconsolidated joint ventures (1)
Dollars	$86,974	$91,067	(4.5)%	$150,594	$162,180	(7.1)%
Homes	142	155	(8.4)%	251	274	(8.4)%

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

As discussed above, consolidated housing revenues were flat during the three and six months ended April 30, 2022 as compared to the same periods of the prior year due to an increase in average sales price per home which was offset by a decrease in homes delivered.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021

Northeast:
Dollars	$64,464	$49,948	$134,532	$83,618	$197,523	$105,828
Homes	87	64	183	107	249	142

Mid-Atlantic:
Dollars	$162,134	$152,237	$293,850	$296,718	$407,936	$350,183
Homes	264	242	469	471	618	585

Midwest:
Dollars	$55,041	$80,541	$114,834	$159,927	$197,667	$208,841
Homes	144	225	311	463	599	673

Southeast:
Dollars	$132,871	$66,485	$259,325	$164,679	$352,101	$185,139
Homes	213	153	441	363	608	392

Southwest:
Dollars	$273,858	$319,618	$563,948	$587,443	$597,783	$540,321
Homes	541	829	1,197	1,565	1,220	1,416

West:
Dollars	$172,177	$151,571	$292,318	$325,685	$307,315	$384,089
Homes	276	258	475	580	502	689

Consolidated total:
Dollars	$860,545	$820,400	$1,658,807	$1,618,070	$2,060,325	$1,774,401
Homes	1,525	1,771	3,076	3,549	3,796	3,897

Unconsolidated joint ventures:(2)
Dollars	$122,568	$132,611	$230,623	$267,891	$622,032	$494,524
Homes	215	335	550	732	2,587	1,927

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

In the first half of fiscal 2022, our open for sale community count decreased to 102 from 124 at October 31, 2021, which was the net result of opening 22 new communities and closing 44 communities since the beginning of fiscal 2022. The high demand we continue to see in the market has accelerated the close out of some of our communities, which contributed to the decrease in community count. Our reported level of sales contracts (net of cancellations) we have seen through the six months ended April 30, 2022 was impacted by a decrease in sales pace per community for the six months ended April 30, 2022 as compared to the same period of the prior year. Net contracts per average active selling community for the three months ended April 30, 2022 decreased to 14.3 compared to 17.5 for the same period in the prior year which was during a peak in sales pace during the pandemic. Net contracts per average active selling community for the six months ended April 30, 2022 decreased to 27.5 compared to 33.5 for the same period in the prior year which was during a peak in sales pace during the pandemic. The 14.3 and 27.5 net contracts per average active selling community for the three and six months ended April 30, 2022, respectively, was above the 11.1 and 20.7 net contracts per average active selling community for the three and six months ended April 30, 2020, respectively, which was a strong second quarter and six month pace by historical standards.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018

First	14%	17%	19%	24%	18%
Second	17%	16%	23%	19%	17%
Third		16%	18%	19%	19%
Fourth		15%	18%	21%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018

First	8%	11%	14%	16%	12%
Second	9%	9%	20%	20%	15%
Third		6%	21%	16%	14%
Fourth		6%	14%	14%	13%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, with fiscal 2021 and the first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. Fiscal 2020 had varying cancellation rates due to the COVID-19 pandemic and its effects. Market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2022	2021	2022	2021

Sale of homes	$685,823	$679,515	$1,237,189	$1,230,880
Cost of sales, excluding interest expense and land charges	503,466	535,017	931,339	972,389
Homebuilding gross margin, before cost of sales interest expense and land charges	182,357	144,498	305,850	258,491
Cost of sales interest expense, excluding land sales interest expense	21,678	21,704	35,402	38,421
Homebuilding gross margin, after cost of sales interest expense, before land charges	160,679	122,794	270,448	220,070
Land charges	565	81	664	1,958
Homebuilding gross margin	$160,114	$122,713	$269,784	$218,112
Homebuilding gross margin percentage	23.3%	18.1%	21.8%	17.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	26.6%	21.3%	24.7%	21.0%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	23.4%	18.1%	21.9%	17.9%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	65.7%	70.2%	67.1%	70.4%
Commissions	3.4%	3.6%	3.5%	3.6%
Financing concessions	0.9%	1.2%	0.9%	1.2%
Overheads	3.4%	3.7%	3.8%	3.8%
Total cost of sales, before interest expense and land charges	73.4%	78.7%	75.3%	79.0%
Cost of sales interest	3.2%	3.2%	2.8%	3.1%
Land charges	0.1%	0.0%	0.1%	0.2%

Homebuilding gross margin percentage	23.3%	18.1%	21.8%	17.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	26.6%	21.3%	24.7%	21.0%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	23.4%	18.1%	21.9%	17.9%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 23.3% during the three months ended April 30, 2022 compared to 18.1% for the same period last year. Homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 21.3% for the three months ended April 30, 2021 to 26.6% for the three months ended April 30, 2022. Total homebuilding gross margin percentage increased to 21.8% during the six months ended April 30, 2022 compared to 17.7% for the same period last year. Homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 21.0% for the six months ended April 30, 2021 to 24.7% for the six months ended April 30, 2022. The increases for the three and six months ended April 30, 2022 for both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, were primarily due to increases in home prices across virtually all our operating segments, along with the mix of communities delivering compared to the prior year periods.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we wrote-off or wrote-down certain inventories totaling $0.6 million and $0.1 million during the three months ended April 30, 2022 and 2021, respectively, and $0.7 million and $2.0 million during the six months ended April 30, 2022 and 2021, respectively, to their estimated fair value. During the three and six months ended April 30, 2022, we wrote-off residential land options and approval and engineering costs amounting to $0.6 million and $0.7 million, respectively, compared to $0.1 million and $1.2 million for the three and six months ended April 30, 2021, respectively, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in all the segments, except the Midwest segment in the first half of fiscal 2022 and in the Southeast, Southwest and West segments in the first half of fiscal 2021. There were no inventory impairments during the three and six months ended April 30, 2022. We recorded inventory impairments of $0.8 million during the six months ended April 30, 2021, which was related to one community in the West segment. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2022	2021	2022	2021

Land and lot sales	$365	$1,549	$399	$4,911
Cost of sales, excluding interest	216	1,517	260	3,783
Land and lot sales gross margin, excluding interest	149	32	139	1,128
Land and lot sales interest expense	-	21	21	469
Land and lot sales gross margin, including interest	$149	$11	$118	$659

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two land sales in both the three months ended April 30, 2022 and April 30, 2021, respectively, resulting in a decrease of $1.2 million in land sales revenues. There were three and six land sales in the six months ended April 30, 2022 and April 30, 2021, respectively, resulting in a decrease of $4.5 million in land sales revenues.

Land sales and other revenues decreased $0.9 million and $4.1 million for the three and six months ended April 30, 2022 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The decrease for the three and six months ended April 30, 2022, compared to the three and six months ended April 30, 2021, was mainly due to the decrease in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $4.3 million and $6.8 million for the three and six months ended April 30, 2022, respectively, compared to the same period last year. The increase for the three and six months ended April 30, 2022 was primarily due to an increase in selling overhead costs as we prepare to open new communities during fiscal 2022 and an increase in insurance costs as a result of an increase in premiums to obtain insurance during fiscal 2022. SGA expenses as a percentage of homebuilding revenues increased to 6.8% and 7.2% for the three and six months ended April 30, 2022 compared to 6.2% and 6.7% for the three and six months ended April 30, 2021, respectively, as a result of the increase in expense for the current periods compared to the prior year periods.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2022	2021	Variance	Variance %

Northeast
Homebuilding revenue	$55,126	$30,189	$24,937	82.6%
Income before income taxes	$8,423	$5,068	$3,355	66.2%
Homes delivered	78	42	36	85.7%
Average sales price	$705,744	$683,000	$22,744	3.3%

Mid-Atlantic
Homebuilding revenue	$129,001	$112,200	$16,801	15.0%
Income before income taxes	$27,948	$12,010	$15,938	132.7%
Homes delivered	191	216	(25)	(11.6)%
Average sales price	$673,843	$519,093	$154,750	29.8%

Midwest
Homebuilding revenue	$56,793	$64,079	$(7,286)	(11.4)%
Income before income taxes	$1,629	$4,128	$(2,499)	(60.5)%
Homes delivered	155	203	(48)	(23.6)%
Average sales price	$365,743	$315,320	$50,423	16.0%

Southeast
Homebuilding revenue	$73,235	$80,917	$(7,682)	(9.5)%
Income before income taxes	$10,760	$6,504	$4,256	65.4%
Homes delivered	150	167	(17)	(10.2)%
Average sales price	$487,693	$484,210	$3,483	0.7%

Southwest
Homebuilding revenue	$231,882	$217,312	$14,570	6.7%
Income before income taxes	$34,769	$29,275	$5,494	18.8%
Homes delivered	555	633	(78)	(12.3)%
Average sales price	$417,396	$343,073	$74,323	21.7%

West
Homebuilding revenue	$140,781	$176,733	$(35,952)	(20.3)%
Income before income taxes	$28,720	$21,863	$6,857	31.4%
Homes delivered	224	357	(133)	(37.3)%
Average sales price	$627,554	$494,866	$132,688	26.8%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2022	2021	Variance	Variance %

Northeast
Homebuilding revenue	$75,485	$62,233	$13,252	21.3%
Income before income taxes	$10,873	$9,662	$1,211	12.5%
Homes delivered	106	95	11	11.6%
Average sales price	$711,368	$630,547	$80,821	12.8%

Mid-Atlantic
Homebuilding revenue	$228,615	$205,145	$23,470	11.4%
Income before income taxes	$44,685	$22,711	$21,974	96.8%
Homes delivered	359	392	(33)	(8.4)%
Average sales price	$635,387	$523,048	$112,339	21.5%

Midwest
Homebuilding revenue	$111,765	$123,236	$(11,471)	(9.3)%
Income before income taxes	$2,280	$7,712	$(5,432)	(70.4)%
Homes delivered	317	386	(69)	(17.9)%
Average sales price	$352,088	$312,443	$39,645	12.7%

Southeast
Homebuilding revenue	$128,817	$126,691	$2,126	1.7%
Income before income taxes	$20,922	$6,858	$14,064	205.1%
Homes delivered	254	269	(15)	(5.6)%
Average sales price	$506,492	$470,301	$36,191	7.7%

Southwest
Homebuilding revenue	$426,392	$407,721	$18,671	4.6%
Income before income taxes	$56,645	$50,325	$6,320	12.6%
Homes delivered	1,053	1,215	(162)	(13.3)%
Average sales price	$404,545	$335,265	$69,280	20.7%

West
Homebuilding revenue	$267,741	$311,565	$(43,824)	(14.1)%
Income before income taxes	$50,779	$31,540	$19,239	61.0%
Homes delivered	438	646	(208)	(32.2)%
Average sales price	$610,578	$482,170	$128,408	26.6%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 82.6% for the three months ended April 30, 2022 compared to the same period of the prior year. The increase for the three months ended April 30, 2022 was attributed to an 85.7% increase in homes delivered and a 3.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended April 30, 2022 compared to some communities delivering in the three months ended April 30, 2021 that had smaller single family homes and townhomes in mid to higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

 Income before income taxes increased $3.4 million to $8.4 million for the three months ended April 30, 2022 as compared to the prior year period. This was primarily due to the increase in homebuilding revenue discussed above, partially offset by a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 21.3% for the six months ended April 30, 2022 compared to the same period of the prior year. The increase for the six months ended April 30, 2022 was attributed to an 11.6% increase in homes delivered and a 12.8% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the six months ended April 30, 2022 compared to some communities delivering in the six months ended April 30, 2021 that had smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $1.2 million to $10.9 million for the six months ended April 30, 2022 as compared to the prior year period. This was primarily due to the increase in homebuilding revenue discussed above, partially offset by a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 15.0% for the three months ended April 30, 2022 compared to the same period in the prior year period. The increase was primarily due to a 29.8% increase in average sales price, partially offset by a 11.6% decrease in homes delivered for the three months ended April 30, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $15.9 million to $27.9 million for the three months ended April 30, 2022 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $2.4 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the three months ended April 30, 2022 compared to the same period of the prior year.

Homebuilding revenues increased 11.4% for the six months ended April 30, 2022 compared to the same period in the prior year period. The increase was primarily due to a 21.5% increase in average sales price, partially offset by an 8.4% decrease in homes delivered for the six months ended April 30, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $22.0 million to $44.7 million for the six months ended April 30, 2022 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $3.6 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the six months ended April 30, 2022 compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 11.4% for the three months ended April 30, 2022 compared to the same period in the prior year. The decrease was due to a 23.6% decrease in homes delivered, partially offset by a 16.0% increase in average sales price for the three months ended April 30, 2022. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $2.5 million to $1.6 million for the three months ended April 30, 2022 compared to the same period in the prior year. The decrease was primarily due to the decrease in homebuilding revenue discussed above, a $0.7 million increase in selling, general and administrative costs and a slight decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 9.3% for the six months ended April 30, 2022 compared to the same period in the prior year. The decrease was due to a 17.9% decrease in homes delivered and a $2.5 million decrease in land sales and other revenue, partially offset by a 12.7% increase in average sales price for the six months ended April 30, 2022. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $5.4 million to $2.3 million for the six months ended April 30, 2022 compared to the same period in the prior year. The decrease was primarily due to the decrease in homebuilding revenue discussed above, a $1.6 million increase in selling, general and administrative costs and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southeast – Homebuilding revenues decreased 9.5% for the three months ended April 30, 2022 compared to the same period in the prior year. The decrease was due to a 10.2% decrease in homes delivered, while average sales price was flat for the three months ended April 30, 2022 compared to the same period of the prior year.

Income before income taxes increased $4.3 million to $10.8 million for the three months ended April 30, 2022 compared to the prior year period, primarily due to an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 1.7% for the six months ended April 30, 2022 compared to the same period in the prior year. The increase was due to a 7.7% increase in average sales price, partially offset by a 5.6% decrease in homes delivered. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the six months ended April 30, 2022 compared to some communities delivering in the six months ended April 30, 2021 that had lower priced, smaller single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $14.1 million to $20.9 million for the six months ended April 30, 2022 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $4.6 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 6.7% for the three months ended April 30, 2022 compared to the same period in the prior year. The increase was primarily due to a 21.7% increase in average sales price, partially offset by a 12.3% decrease in homes delivered for the three months ended April 30, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $5.5 million to $34.8 million for the three months ended April 30, 2022 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the three months ended April 30, 2022 compared to the same period of the prior year.

Homebuilding revenues increased 4.6% for the six months ended April 30, 2022 compared to the same period in the prior year. The increase was primarily due to a 20.7% increase in average sales price, partially offset by a 13.3% decrease in homes delivered for the six months ended April 30, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $6.3 million to $56.6 million for the six months ended April 30, 2022 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the six months ended April 30, 2022 compared to the same period of the prior year.

West – Homebuilding revenues decreased 20.3% for the three months ended April 30, 2022 compared to the same period in the prior year. The decrease was due to a 37.3% decrease in homes delivered, partially offset by a 26.8% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $6.9 million to $28.7 million for the three months ended April 30, 2022 compared to the prior year period. The increase is primarily due to an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 14.1% for the six months ended April 30, 2022 compared to the same period in the prior year. The decrease was due to a 32.2% decrease in homes delivered, partially offset by a 26.6% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $19.2 million to $50.8 million for the six months ended April 30, 2022 compared to the prior year period. The increase is primarily due to a $1.4 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first half of fiscal 2022 and 2021, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 23.8% and 31.5%, respectively, of our total loans. The origination of FHA/VA loans decreased from the first half of fiscal 2021 to the first half of fiscal 2022, and our conforming conventional loan originations as a percentage of our total loans increased from 68.1% to 75.5% for this period, respectively. The origination of loans which exceed conforming conventions increased from 0.4% for the first half of fiscal 2021 to 0.7% for the first half of fiscal 2022. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2022, financial services provided a $4.9 million and $7.8 million pretax profit, respectively, compared to $10.4 million and $19.5 million, respectively, of pretax profit for the same periods of fiscal 2021. The decrease in pretax profit was attributed to the decrease in the homebuilding deliveries and a decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 61.2% and 69.5% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2022 and 2021, respectively, and 62.6% and 70.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the six months ended April 30, 2022 and 2021, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $21.7 million for the three months ended April 30, 2022 compared to $40.4 million for the three months ended April 30, 2021 and decreased to $51.1 million for the six months ended April 30, 2022 compared to $63.9 million for the six months ended April 30, 2021. The decrease for both periods was primarily due to a decreases in compensation expense, mainly related to the grants of phantom stock awards under our 2019 LTIP, for which expense is impacted by the change in our stock price each period. The expense decreased by $24.3 million and $22.4 million for the three and six months, respectively, because of the significant decrease in our stock price during the second quarter of fiscal 2022, versus a significant increase in stock price during the same period of the prior year. Excluding this decrease, corporate general and administrative expenses increased $2.6 million and $28.7 million, respectively, for the three and six months ended April 30, 2022 as compared to the prior year, primarily due to increased compensation and bonuses related to current market conditions and company performance.

Other Interest

Other interest decreased $9.6 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 and decreased $20.2 million for the six months ended April 30, 2022 compared to the six months ended April 30, 2021. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased because we incurred less interest and had less debt in excess of inventory as a result of the reduction of our debt during the second half of fiscal 2021 and due to the decrease in average inventory not owned as of April 30, 2022 compared to April 30, 2021.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $0.5 million to $3.2 million for the three months ended April 30, 2022 and increased $6.8 million to $11.4 million for the six months ended April 30, 2022 compared to the same respective periods of the prior year. The increase was primarily due to the recognition of our share of income from two of our unconsolidated joint ventures during the three and six months ended April 30, 2022 based on the joint venture partner achieving certain return hurdles, in compliance with the joint venture agreement, and as a result, the Company was able to recognize a higher share of the unconsolidated joint venture’s profit.

Loss on Extinguishment of Debt

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the three and six months ended April 30, 2022, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt".

Total Taxes

The total income tax expense for the three and six months ended April 30, 2022 was $18.5 million and $29.1 million, respectively. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards. The benefit for both the three and six months ended April 30, 2021 was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets, partially offset by state tax expense from income generated in states where we do not have NOL carryforwards to offset the current year income.

Inflation

The annual rate of inflation in the United States hit 8.3% in April 2022, nearly the highest in more than three decades, as measured by the Consumer Price Index (CPI). Inflation has a long-term effect, because increasing costs of land, materials and labor result in increasing sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represented approximately 57.0% of our homebuilding cost of sales for the six months ended April 30, 2022.

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
●

Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events, changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries;

●

The outbreak and spread of COVID-19 and the measures that governments, agencies, law enforcement and/or health authorities implement to address it, as well as continuing macroeconomic effects of the pandemic;

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of April 30, 2022, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2022 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	4/30/22

Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$943,683	$211,169	$1,154,852	$1,143,118
Weighted average interest rate	-%	-%	-%	-%	10.10%	6.93%	9.52%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2022.
(2)	Does not include $196.2 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2022. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal second quarter of 2022. The maximum number of shares that may be purchased under the Company’s repurchase plans or programs is 22 thousand. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. However, beginning as of October 31, 2021, as a result of our improved operating results, we were no longer restricted from paying dividends. During each of the first and second quarters of fiscal 2022, we paid a dividend in the amount of $2.7 million on the Series A Preferred Stock.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2022 and October 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the six months ended April 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2022 and 2021, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the six months ended April 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 6, 2022
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	June 6, 2022
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer