Form 10-Q
period 2022-07-31
HOVNANIAN ENTERPRISES INC
filed 2022-09-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,689,054 shares of Class A Common Stock and 705,726 shares of Class B Common Stock were outstanding as of August 31, 2022.

true

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31,	October 31,
	2022	2021
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$225,089	$245,970
Restricted cash and cash equivalents	15,505	16,089
Inventories:
Sold and unsold homes and lots under development	1,130,304	1,019,541
Land and land options held for future development or sale	174,067	135,992
Consolidated inventory not owned	280,910	98,727
Total inventories	1,585,281	1,254,260
Investments in and advances to unconsolidated joint ventures	74,739	60,897
Receivables, deposits and notes, net	45,011	39,934
Property, plant and equipment, net	23,312	18,736
Prepaid expenses and other assets	64,346	56,186
Total homebuilding	2,033,283	1,692,072

Financial services	127,651	202,758

Deferred tax assets, net	376,570	425,678
Total assets	$2,537,504	$2,320,508

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$187,754	$125,089
Accounts payable and other liabilities	424,508	426,381
Customers’ deposits	99,521	68,295
Liabilities from inventory not owned, net of debt issuance costs	178,454	62,762
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,147,872	1,248,373
Accrued Interest	47,562	28,154
Total homebuilding	2,085,671	1,959,054

Financial services	108,616	182,219
Income taxes payable	4,470	3,851
Total liabilities	2,198,757	2,145,124

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2022 and October 31, 2021	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,159,484 shares at July 31, 2022 and 6,066,164 shares at October 31, 2021	62	61
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 733,395 shares at July 31, 2022 and 686,876 shares at October 31, 2021	7	7
Paid in capital - common stock	723,797	722,118
Accumulated deficit	(405,378)	(567,228)
Treasury stock - at cost – 470,430 shares of Class A common stock and 27,669 shares of Class B common stock at July 31, 2022 and October 31, 2021	(115,360)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity	338,427	174,897
Noncontrolling interest in consolidated joint ventures	320	487
Total equity	338,747	175,384
Total liabilities and equity	$2,537,504	$2,320,508

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Revenues:
Homebuilding:
Sale of homes	$736,654	$663,279	$1,973,843	$1,894,159
Land sales and other revenues	16,406	7,559	18,052	13,280
Total homebuilding	753,060	670,838	1,991,895	1,907,439
Financial services	14,533	19,845	43,548	61,070
Total revenues	767,593	690,683	2,035,443	1,968,509

Expenses:
Homebuilding:
Cost of sales, excluding interest	548,576	521,868	1,480,175	1,498,040
Cost of sales interest	22,453	19,240	57,876	58,130
Inventory impairment loss and land option write-offs	1,173	1,309	1,837	3,267
Total cost of sales	572,202	542,417	1,539,888	1,559,437
Selling, general and administrative	50,163	42,988	139,410	125,417
Total homebuilding expenses	622,365	585,405	1,679,298	1,684,854

Financial services	10,790	11,238	31,982	32,953
Corporate general and administrative	24,774	17,284	75,893	81,149
Other interest	9,624	19,158	35,442	65,166
Other operations	670	504	1,679	1,233
Total expenses	668,223	633,589	1,824,294	1,865,355
Loss on extinguishment of debt	-	(306)	(6,795)	(306)
Income from unconsolidated joint ventures	12,557	5,011	23,919	9,568
Income before income taxes	111,927	61,799	228,273	112,416
State and federal income tax provision (benefit):
State	6,385	1,476	11,515	(89,272)
Federal	22,928	12,621	46,901	(353,649)
Total income taxes	29,313	14,097	58,416	(442,921)
Net income	82,614	47,702	169,857	555,337
Less: preferred stock dividends	2,669	-	8,007	-
Net income available to common stockholders	$79,945	$47,702	$161,850	$555,337

Per share data:
Basic:
Net income per common share	$10.92	$6.85	$22.05	$80.02
Weighted-average number of common shares outstanding	6,485	6,315	6,424	6,263
Assuming dilution:
Net income per common share	$10.82	$6.72	$21.77	$78.51
Weighted-average number of common shares outstanding	6,544	6,434	6,507	6,370

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine MONTH PERIOD ENDED July 31, 2022

(In Thousands Except Share Amounts)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384

Stock options, amortization and issuances	804						4				4

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	17,654		17,445				(552)				(552)

Conversion of Class B to Class A common stock	48		(48)								-

Changes in noncontrolling interest in consolidated joint ventures										(88)	(88)

Net income								24,808			24,808

Balance, January 31, 2022	5,614,240	$61	676,604	$7	5,600	$135,299	$721,570	$(545,089)	$(115,360)	$399	$196,887

Stock options, amortization and issuances	600						77				77

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	20,483						1,672				1,672

Conversion of Class B to Class A common stock	58		(58)								-

Changes in noncontrolling interest in consolidated joint ventures										(3)	(3)

Net income								62,435			62,435

Balance, April 30, 2022	5,635,381	$61	676,546	$7	5,600	$135,299	$723,319	$(485,323)	$(115,360)	$396	$258,399

Stock options, amortization and issuances	759						30				30

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	52,898	1	29,196				448				449

Conversion of Class B to Class A common stock	16		(16)								-

Changes in noncontrolling interest in consolidated joint ventures										(76)	(76)

Net income								82,614			82,614

Balance, July 31, 2022	5,689,054	$62	705,726	$7	5,600	$135,299	$723,797	$(405,378)	$(115,360)	$320	$338,747

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$169,857	$555,337
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,009	4,091
Compensation from stock options and awards	6,404	5,309
Amortization of bond discounts, premiums and deferred financing costs	(203)	490
Gain on sale and retirement of property and assets	(37)	(11)
Income from unconsolidated joint ventures	(23,919)	(9,568)
Distributions of earnings from unconsolidated joint venture	4,197	8,933
Loss on extinguishment of debt	6,795	306
Noncontrolling interest in consolidated joint ventures	225	310
Inventory impairment and land option write-offs	1,837	3,267
(Increase) decrease in assets:
Origination of mortgage loans	(882,023)	(1,087,731)
Sale of mortgage loans	945,541	1,060,423
Receivables, prepaids, deposits and other assets	(13,464)	(1,972)
Inventories	(332,858)	(96,576)
Deferred tax assets	49,108	(447,453)
Increase (decrease) in liabilities:
State income tax payable	619	(1,348)
Customers’ deposits	31,226	28,443
Accounts payable, accrued interest and other accrued liabilities	4,089	60,022
Net cash (used in) provided by operating activities	(28,597)	82,272
Cash flows from investing activities:
Proceeds from sale of property and assets	63	30
Purchase of property, equipment, and other fixed assets and acquisitions	(8,606)	(3,889)
Investment in and advances to unconsolidated joint ventures	(169)	(16,337)
Distributions of capital from unconsolidated joint ventures	5,427	27,175
Net cash (used in) provided by investing activities	(3,285)	6,979
Cash flows from financing activities:
Proceeds from mortgages and notes	351,227	160,604
Payments related to mortgages and notes	(287,478)	(178,251)
Proceeds from model sale leaseback financing programs	27,433	5,638
Payments related to model sale leaseback financing programs	(11,295)	(18,233)
Proceeds from land bank financing programs	140,179	27,636
Payments related to land bank financing programs	(39,148)	(77,313)
Proceeds from partner distributions to consolidated joint venture	40	40
Payments for partner distributions to consolidated joint venture	(432)	(563)
Net (payments) proceeds related to mortgage warehouse lines of credit	(64,257)	29,216
Payments related to senior secured notes	(103,875)	(111,214)
Preferred dividends paid	(8,007)	-
Deferred financing costs from land banking financing programs and note issuances	(5,318)	(1,205)
Net cash used in financing activities	(931)	(163,645)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(32,813)	(74,394)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	311,396	309,460
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$278,583	$235,066

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$17,268	$54,823
Income taxes	$8,689	$5,847

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$225,089	$172,748
Homebuilding: Restricted cash and cash equivalents	15,505	15,100
Financial Services: Cash and cash equivalents, included in Financial services assets	4,849	6,187
Financial Services: Restricted cash and cash equivalents, included in Financial services assets	33,140	41,031
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$278,583	$235,066

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

For the three and nine months ended July 31, 2022, the Company’s total stock-based compensation expense was $3.0 million ($2.2 million net of tax) and $6.4 million ($4.8 million net of tax), respectively. For the three and nine months ended July 31, 2021, the Company’s total stock-based compensation expense was $3.6 million ($2.7 million net of tax) and $5.3 million ($4.1 million net of tax), respectively. Included in total stock-based compensation expense was the vesting of stock options of $30 thousand and $0.1 million for the three and nine months ended July 31, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended July 31, 2021, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021
Interest capitalized at beginning of period	$63,573	$59,772	$58,159	$65,010
Plus interest incurred(1)	32,644	39,181	99,299	122,508
Less cost of sales interest expensed	22,453	19,240	57,876	58,130
Less other interest expensed(2)(3)	9,624	19,158	35,442	65,166
Less interest contributed to unconsolidated joint venture(4)	-	-	-	3,667
Plus interest acquired from unconsolidated joint venture(5)	-	3,118	-	3,118
Interest capitalized at end of period(6)	$64,140	$63,673	$64,140	$63,673

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $5.0 million and $14.4 million for the three months ended July 31, 2022 and 2021, respectively, and $25.5 million and $48.1 million for the nine months ended July 31, 2022 and 2021, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed. This component of other interest was $4.6 million and $4.8 million for the three months ended July 31, 2022 and 2021, respectively, and $9.9 million and $17.1 million for the nine months ended July 31, 2022 and 2021, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021
Other interest expensed	$9,624	$19,158	$35,442	$65,166
Interest paid by our mortgage and finance subsidiaries	404	602	1,234	1,554
Increase in accrued interest	(19,194)	(12,139)	(19,408)	(11,897)
Cash paid for interest, net of capitalized interest	$(9,166)	$7,621	$17,268	$54,823

(4)	Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(5)	Represents capitalized interest which was included as part of the assets purchased from joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(6)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

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

During the nine months ended July 31, 2022 and 2021, we evaluated inventories of all 393 and 374 communities under development and held for future development or sale, respectively, for impairment indicators through preparation and review of detailed budgets or other market indicators of impairment. As a result of such analysis, we did not identify any impairment indicators and therefore were not required to perform undiscounted future cash flow analyses during the nine months ended July 31, 2022 for any of the 393 communities. We performed undiscounted future cash flow analyses during the nine months ended July 31, 2021 for three of the 374 communities with an aggregate carrying value of $11.5 million, which had projected operating losses or other impairment indicators. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses and recorded impairment losses of $1.2 million in two communities for the three months ended July 31, 2021 and $2.0 million in three communities for the nine months ended July 31, 2021. In the first three quarters of fiscal 2021, the discount rates used for the impairments recorded ranged from 18.3% to 19.3%. In the first three quarters of fiscal 2022, we did not record any impairment losses. Impairment losses are included in the Condensed Consolidated Statement of Operations on the line entitled “Homebuilding: Inventory impairment loss and land option write-offs” and deducted from inventory.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.1 million and $0.1 million for the three months ended July 31, 2022 and 2021, respectively, and $1.8 million and $1.3 million for the nine months ended July 31, 2022 and 2021, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off. The number of lots walked away from during the three months ended  July 31, 2022 and 2021 were 1,892 and 851, respectively, and 3,025 and 1,420 during the nine months ended July 31, 2022 and 2021, respectively. The walk-aways were located in all segments in the first three quarters of fiscal 2022 and in the Mid-Atlantic, Southeast, Southwest and West segments in the first three quarters of fiscal 2021.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Condensed Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During the first three quarters of fiscal 2022, we did not mothball any additional communities, nor sell any previously mothballed communities. We re-activated four previously mothballed communities. As of July 31, 2022 and October 31, 2021, the net book value associated with our two and six total mothballed communities was $1.4 million and $4.3 million, respectively, which was net of impairment charges recorded in prior periods of $20.3 million and $57.5 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheets, at July 31, 2022 and October 31, 2021, inventory of $43.8 million and $32.5 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $47.2 million and $31.5 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheets, at July 31, 2022 and October 31, 2021, inventory of $237.1 million and $66.2 million, respectively, was recorded to “Consolidated inventory not owned,” with a corresponding amount of $131.3 million and $31.3 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that, as of July 31, 2022 and October 31, 2021, it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at July 31, 2022, we had total cash deposits amounting to $173.4 million to purchase land and lots with a total purchase price of $1.8 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

6.	Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and nine months ended July 31, 2022 and 2021, we received $2.4 million and $1.4 million, respectively, and $5.6 million and $4.5 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes to be delivered in fiscal 2022 and previously delivered in 2021, our deductible under our general liability insurance is or was a $25 million and $20 million, respectively, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2022 and 2021 is or was $0.25 million, up to a $5 million limit. Our aggregate retention for construction defect, warranty and bodily injury claims is $25 million for fiscal 2022 and was $20 million for fiscal 2021. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021

Balance, beginning of period	$91,464	$90,025	$94,916	$86,417
Additions – Selling, general and administrative	1,995	2,047	6,337	6,504
Additions – Cost of sales	3,990	6,058	7,083	10,059
Charges incurred during the period	(3,047)	(3,513)	(12,984)	(10,249)
Changes to pre-existing reserves	(94)	789	(1,044)	2,675
Balance, end of period	$94,308	$95,406	$94,308	$95,406

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

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.1 million for both the nine months ended July 31, 2022 and 2021 for prior year deliveries.

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

In March 2013, we received a letter from the Environmental Protection Agency (“EPA”) requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (or “PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA began negotiations with the EPA and preliminary negotiations with the Company regarding the site. The EPA then requested that the three PRPs present a joint settlement offer to the EPA. In June 2022, the Company and one of the other PRPs reached an agreement with the EPA for a total settlement of $1.5 million (plus accrued interest), with the Company contributing $0.8 million to the settlement, which was slightly below the amount we had previously accrued. The consent decree entered into by the settling parties was submitted to the United States District Court for the District of New Jersey (where the EPA has filed a complaint seeking reimbursement of response costs) on June 14, 2022 and was signed and filed by such Court on August 9, 2022.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Great Notch Plaintiff has also filed a motion, which remains pending, to permit it to pursue a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial is currently scheduled for January 23, 2023. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

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

8.	Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Customer's Deposits

Cash represents cash deposited in checking accounts. Cash equivalents include certificates of deposit, Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2022 and October 31, 2021, $13.7 million and $15.7 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents, the book value of which approximates fair value.

Homebuilding - Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets totaled $15.5 million and $16.1 million as of July 31, 2022 and October 31, 2021, respectively, the majority of which represents cash collateralizing our letter of credit agreements and facilities as discussed in Note 12.

Financial services restricted cash and cash equivalents, which are included in Financial services assets on the Condensed Consolidated Balance Sheets, totaled $33.1 million and $43.5 million as of July 31, 2022 and October 31, 2021, respectively. Included in these balances were (1) financial services customers’ deposits of $31.1 million at July 31, 2022 and $40.7 million as of  October 31, 2021, which are subject to restrictions on our use, and (2) $2.0 million at July 31, 2022 and $2.8 million as of October 31, 2021 of restricted cash under the terms of our mortgage warehouse lines of credit.

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

Our lease population at July 31, 2022 is comprised of operating leases where we are the lessee, and these leases are primarily real estate for office space for our corporate office, division offices and design centers. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on our Condensed Consolidated Balance Sheets.

Lease cost included in our Condensed Consolidated Statements of Operations in Selling, general and administrative expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Operating lease cost	$2,528	$2,760	$7,793	$7,970
Cash payments on lease liabilities	$2,432	$2,483	$7,086	$7,171

ROU assets are classified within Prepaids and other assets on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within Accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. During the three and nine months ended July 31, 2022, the Company recorded an additional $1.4 million and $9.8 million, respectively, to both its ROU assets and lease liabilities as a result of new leases and lease renewals that commenced during the period. The following table contains additional information about our leases:

(In thousands)	At July 31, 2022	At October 31, 2021
ROU assets	$18,898	$17,844
Lease liabilities	$19,940	$18,952
Weighted-average remaining lease term (in years)	3.5	3.1
Weighted-average discount rate (incremental borrowing rate)	9.5%	9.4%

Maturities of our operating lease liabilities as of July 31, 2022 are as follows:

Year ending October 31,	(in thousands)
2022 (excluding the nine months ended July 31, 2022)	$2,417
2023	8,146
2024	5,494
2025	4,404
2026	2,758
2027	1,396
Total payments	24,615
Less: imputed interest	(4,675)
Present value of lease liabilities	$19,940

10.	Mortgage Loans Held for Sale

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

At July 31, 2022 and October 31, 2021, $71.9 million and $136.5 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. The reserves for these estimated losses are included in the “Financial services” balances on the Condensed Consolidated Balance Sheets. As of July 31, 2022 and 2021, we had reserves specifically for 13 and 16 identified mortgage loans, respectively, as well as reserves for an estimate for future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021

Loan origination reserves, beginning of period	$1,714	$1,524	$1,632	$1,458
Provisions for losses during the period	43	58	133	167
Adjustments to pre-existing provisions for losses from changes in estimates	-	-	(8)	(43)
Loan origination reserves, end of period	$1,757	$1,582	$1,757	$1,582

11.	Mortgages

Nonrecourse. We have nonrecourse mortgage loans for certain communities totaling $187.8 million and $125.1 million (net of debt issuance costs) at July 31, 2022 and October 31, 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $527.6 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 6.1% and 4.4% at July 31, 2022 and October 31, 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 29, 2022 to extend the maturity date to  July 31, 2023, is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), which was 2.33% at July 31, 2022, plus the applicable margin of 2.25% to 2.375%. As of July 31, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $25.5 million and $45.7 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 8, 2023. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $21.2 million and $40.5 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility that matures on January 9, 2023. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters, and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of July 31, 2022 and October 31, 2021, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $24.0 million and $48.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2022, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2022 and October 31, 2021, were as follows:

	July 31,	October 31,
(In thousands)	2022	2021
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$953,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,154,852	$1,254,852
Net (discounts) premiums	$6,266	$10,769
Net debt issuance costs	$(13,246)	$(17,248)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,147,872	$1,248,373

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At July 31, 2022, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. On August 19, 2022, the maturity of the Senior Secured Revolving Credit Facility was extended from December 28, 2022 to June 30, 2024 and the fixed interest rate was replaced with a floating interest rate in each case, effective upon the satisfaction of customary conditions in respect of the collateral securing the borrowings thereunder. See Note 22.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at July 31, 2022 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each of the first, second and third quarters of fiscal 2022.

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

Fiscal 2022

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes"). The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the nine months ended July 31, 2022, including the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt".

On August 19, 2022, the Company, K. Hovnanian, and other subsidiaries of the Company as guarantors entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 31, 2019, as amended by the First Amendment, dated as of November 27, 2019, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans (the “Revolving Credit Facility”). Upon effectiveness, the Second Amendment will (i) extend the final scheduled maturity of the Revolving Credit Facility from December 28, 2022 to June 30, 2024, (ii) replace the 7.75% fixed interest rate with a floating interest rate based on the SOFR and (iii) provide for certain technical and clarifying amendments. Borrowings under the Revolving Credit Facility will bear interest, at K. Hovnanian’s option, at either (i) a term SOFR rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum. The foregoing amendments will take effect upon the satisfaction of customary conditions in respect of the collateral securing the borrowings under the Revolving Credit Facility.

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

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility (defined below) and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. On August 19, 2022, the maturity of the Secured Credit Agreement was extended from December 28, 2022 to June 30, 2024 and the fixed interest rate was replaced with a floating interest rate in each case, effective upon the satisfaction of customary conditions in respect of the collateral securing the borrowings thereunder. See Note 22.

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

As of July 31, 2022, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $220.9 million of cash and cash equivalents, which included $7.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $430.3 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $102.6 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $7.1 million and $9.3 million letters of credit outstanding at July 31, 2022 and October 31, 2021, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2022 and October 31, 2021, the amount of cash collateral in these segregated accounts was $7.3 million and $9.9 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands, except per share data)	2022	2021	2022	2021

Numerator:
Net earnings attributable to Hovnanian	$82,614	$47,702	$169,857	$555,337
Less: preferred stock dividends	$(2,669)		$(8,007)
Less: undistributed earnings allocated to nonvested shares	(9,139)	(4,426)	(20,201)	(54,165)
Numerator for basic earnings per share	$70,806	$43,276	$141,649	$501,172
Plus: undistributed earnings allocated to nonvested shares	9,139	4,426	20,202	54,165
Less: undistributed earnings reallocated to nonvested shares	(9,141)	(4,436)	(20,214)	(55,259)
Numerator for diluted earnings per share	$70,804	$43,266	$141,637	$500,078
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,485	6,315	6,424	6,263
Effect of dilutive securities:
Share based payments	59	119	83	107
Denominator for diluted earnings per share – weighted average shares outstanding	6,544	6,434	6,507	6,370
Basic earnings per share	$10.92	$6.85	$22.05	$80.02
Diluted earnings per share	$10.82	$6.72	$21.77	$78.51

Shares related to out-of-the money stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 80 thousand and 24 thousand for the three and nine months ended July 31, 2022, respectively, and 25 thousand for both the three and nine months ended July 31, 2021 because to do so would have been anti-dilutive for the periods presented.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on The NASDAQ Stock Market LLC under the symbol “HOVNP.” During the three and nine months ended July 31, 2022 we paid dividends of $2.7 million and $8.0 million on the Series A Preferred Stock, respectively.  During the three and nine months ended July 31, 2021, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our debt instruments.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 0.2 million shares of Class A Common Stock (the "Prior Program"). There were no shares purchased during the three and nine months ended July 31, 2022. As of July 31, 2022, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 22 thousand. In September 2022, our Board of Directors terminated the Prior Program and adopted a new program. See Note 22.

16.	Income Taxes

The total income tax expense for the three and nine months ended July 31, 2022 was $29.3 million and $58.4 million, respectively. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The total income tax expense for the three months ended July 31, 2021 was $14.1 million. The federal tax expense was primarily related to pretax income generated during the quarter and state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. The total tax benefit for the nine months ended July 31, 2021 was $442.9 million.  The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets.

Our federal net operating losses of $1.0 billion expire between 2029 and 2038, and $15.7 million have an indefinite carryforward period. Of our $2.4 billion of state NOLs, $229.8 million expire between 2022 through 2026; $1.5 billion expire between 2027 through 2031; $396.5 million expire between 2032 through 2036; $170.4 million expire between 2037 through 2041; and $53.9 million have an indefinite carryforward period.

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted and signed into U.S. law to provide additional economic relief in response to the high cost of prescription drugs, healthcare availability, climate change and inflation. We are currently evaluating the impact of the IRA on the Company's consolidated financial statements but do not expect there will be a material impact. We will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its deferred tax assets except for a portion related to state deferred tax assets. The Company’s deferred tax assets as of July 31, 2022 were $376.6 million.

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

As of July 31, 2022, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our deferred state income tax assets ("DTAs") was appropriate in accordance with ASC 740. Overall the positive evidence, both objective and subjective, outweighed the negative evidence. The significant positive improvement in our operations in the last 36 months, coupled with our contract backlog of $1.8 billion as of July 31, 2022 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. From that review, we concluded that a valuation allowance for our federal DTAs was not needed. However, with respect to our state DTAs, we concluded that a valuation allowance of $80.6 million was still necessary related to states that have shorter carryforward periods or from states where we have significantly reduced or eliminated our operations and thus are not able to project that we will fully utilize those DTAs.

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

Financial information relating to HEI’s segment operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021

Revenues:
Northeast	$76,032	$35,255	$151,517	$97,488
Mid-Atlantic	168,135	106,419	396,750	311,564
Midwest	61,410	60,659	173,175	183,895
Southeast	71,542	68,854	200,359	195,545
Southwest	266,374	213,127	692,766	620,848
West	109,410	186,519	377,151	498,084
Total homebuilding	752,903	670,833	1,991,718	1,907,424
Financial services	14,533	19,845	43,548	61,070
Corporate and unallocated	157	5	177	15
Total revenues	$767,593	$690,683	$2,035,443	$1,968,509

Income before income taxes:
Northeast	$20,179	$6,765	$31,052	$16,427
Mid-Atlantic	37,756	15,907	82,441	38,618
Midwest	2,023	3,358	4,303	11,070
Southeast	15,263	2,682	36,185	9,540
Southwest	42,725	28,523	99,370	78,848
West	19,223	27,189	70,002	58,729
Total homebuilding	137,169	84,424	323,353	213,232
Financial services	3,743	8,607	11,566	28,117
Corporate and unallocated (1)	(28,985)	(31,232)	(106,646)	(128,933)
Income before income taxes	$111,927	$61,799	$228,273	$112,416

(1)

Corporate and unallocated for the three months ended July 31, 2022 included corporate general and administrative costs of $24.8 million, interest expense of $5.0 million (a component of Other interest on our Condensed Consolidated Statements of Operations), and $(0.8) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the nine months ended July 31, 2022 included corporate general and administrative costs of $75.9 million, interest expense of $25.5 million (a component of Other interest on our Condensed Consolidated Statements of Operations), loss on extinguishment of debt of $6.8 million, and $(1.6) million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the three months ended  July 31, 2021 included corporate general and administrative costs of $17.3 million, interest expense of $14.4 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $0.3 million of loss on extinguishment of debt and $0.8 million of other income and expenses primarily related to interest income and stock compensation. Corporate and unallocated for the nine months ended  July 31, 2021 included corporate general and administrative costs of $81.1 million, interest expense of $48.1 million (a component of Other interest on our Condensed Consolidated Statements of Operations), $0.3 million of loss on extinguishment of debt and $0.6 million of other income and expenses.

	July 31,	October 31,
(In thousands)	2022	2021

Assets:
Northeast	$170,420	$133,390
Mid-Atlantic	342,870	273,073
Midwest	75,690	85,044
Southeast	352,012	257,044
Southwest	526,788	413,532
West	272,992	229,810
Total homebuilding	1,740,772	1,391,893
Financial services (1)	127,651	202,758
Corporate and unallocated	669,081	725,857
Total assets	$2,537,504	$2,320,508

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

During the second quarter of fiscal 2021, we contributed six communities we owned, including three active communities, to two new joint ventures for $21.2 million of net cash

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	July 31, 2022
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$142,058	$1,104	$143,162
Inventories	459,356	-	459,356
Other assets	28,809	-	28,809
Total assets	$630,223	$1,104	$631,327

Liabilities and equity:
Accounts payable and accrued liabilities	$465,579	$884	466,463
Notes payable	44,380	-	44,380
Total liabilities	509,959	884	510,843
Equity of:
Hovnanian Enterprises, Inc.	72,737	211	72,948
Others	47,527	9	47,536
Total equity	120,264	220	120,484
Total liabilities and equity	$630,223	$1,104	$631,327
Debt to capitalization ratio	27%	0%	27%

(Dollars in thousands)	October 31, 2021
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$132,963	$1,972	$134,935
Inventories	442,347	-	442,347
Other assets	34,551	-	34,551
Total assets	$609,861	$1,972	$611,833

Liabilities and equity:
Accounts payable and accrued liabilities	$386,117	$1,681	$387,798
Notes payable	73,994	-	73,994
Total liabilities	460,111	1,681	461,792
Equity of:
Hovnanian Enterprises, Inc.	58,460	254	58,714
Others	91,290	37	91,327
Total equity	149,750	291	150,041
Total liabilities and equity	$609,861	$1,972	$611,833
Debt to capitalization ratio	33%	0%	33%

As of July 31, 2022 and October 31, 2021, we had advances outstanding of $1.8 million and $2.2 million, respectively, to these unconsolidated joint ventures. These amounts were included in the “Accounts payable and accrued liabilities” balances in the tables above. On our Condensed Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $74.7 million and $60.9 million at July 31, 2022 and October 31, 2021, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are assessed for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. During the nine months ended July 31, 2022 and 2021, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended July 31, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$80,745	$-	$80,745
Cost of sales and expenses	(74,303)	(3)	(74,306)
Joint venture net income (loss)	$6,442	$(3)	$6,439
Our share of net income (loss)	$12,570	$(13)	$12,557

	Three Months Ended July 31, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$102,576	$-	$102,576
Cost of sales and expenses	(96,622)	(31)	(96,653)
Joint venture net income (loss)	$5,954	$(31)	$5,923
Our share of net income	$5,012	$-	$5,012

	Nine Months Ended July 31, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$237,732	$113	$237,845
Cost of sales and expenses	(218,171)	(34)	(218,205)
Joint venture net income	$19,561	$79	$19,640
Our share of net income	$23,887	$32	$23,919

	Nine Months Ended July 31, 2021
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$265,566	$691	$266,257
Cost of sales and expenses	(255,591)	(208)	(255,799)
Joint venture net income	$9,975	$483	$10,458
Our share of net income	$9,560	$208	$9,768

“Income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss from these unconsolidated homebuilding and land development joint ventures.

The reason “Our share of net income” is higher or lower than the “Joint venture net income” shown in the tables above for both the three and nine months ended July 31, 2022 and 2021, respectively, is because we have varying ownership percentages, ranging from 20% to over 50%, in our 8 and 12 unconsolidated joint ventures for both periods, respectively. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended July 31, 2022, "Our share of net income (loss)" was higher than the "Joint venture net income (loss)" due to the recognition of income in excess of our current sharing percentage based on the joint venture agreement as a result of a management analysis conducted which determined it is more likely than not that the Company will achieve its return on investment. For the nine months ended July 31, 2022, "Our share of net income" was higher than the "Joint venture net income" due to distributions we received during the nine months ended July 31, 2022 that we recognized entirely as income by the Company since our investment balance is zero, as well as the aforementioned management analysis which resulted in the recognition of income in excess of our current sharing percentage based on the joint venture agreement. In addition, we had previously written off our investment in one of our unconsolidated joint ventures that was generating losses for the nine months ended July 31, 2022 and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in this unconsolidated joint venture would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, this unconsolidated joint venture loss significantly reduced the profit when looking at all of our 8 unconsolidated joint ventures, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

For the three months ended July 31, 2021, "Our share of net income" is lower than the "Joint venture net income" due to increased income on one of our newer unconsolidated joint ventures during the quarter for which we currently recognize no percentage of the profit based on the joint venture agreement, and a second unconsolidated joint venture for which we recognize a lower profit sharing percentage which had higher profit in the current period. In addition, for the nine months ended July 31, 2021 we had written off our investment in two of our unconsolidated joint ventures that are generating losses and therefore we currently do not recognize those losses. Had we not fully written off our investment, our share of the net loss in these unconsolidated joint ventures would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, these unconsolidated joint ventures losses significantly reduce the profit when looking at all of our 12 unconsolidated joint ventures, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $2.9 million and $3.2 million for the three months ended July 31, 2022 and 2021, respectively, and $8.5 million for the nine months ended July 31, 2022 and 2021 are recorded in “Homebuilding: Selling, general and administrative” on the Condensed Consolidated Statements of Operations.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging; therefore, some of our unconsolidated joint ventures are capitalized only with equity. The total debt to capitalization ratio of all our unconsolidated joint ventures was 27% as of July 31, 2022. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810-10 “Consolidation – Overall” due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with reference rate reform on financial reporting. This guidance became effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company is currently evaluating the potential impact, but does not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	July 31,	October 31,
(In thousands)	Hierarchy	2022	2021

Mortgage loans held for sale (1)	Level 2	$87,795	$151,059
Forward contracts	Level 2	(287)	(107)
Total		$87,508	$150,952
Interest rate lock commitments	Level 3	78	152
Total		$87,586	$151,104

(1)  The aggregate unpaid principal balance was $86.2 million and $146.5 million at July 31, 2022 and October 31, 2021, respectively.

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

The Financial Services segment had a pipeline of loan applications in process of $836.4 million at July 31, 2022. Loans in process for which interest rates were committed to the borrowers totaled $165.8 million as of July 31, 2022. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2022, the segment had open commitments amounting to $4.0 million to sell MBS with varying settlement dates through September 14, 2022.

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

Three Months Ended July 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$36	$364	$(781)

Three Months Ended July 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$227	$192	$29

Nine Months Ended July 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$1,602	$78	$(287)

Nine Months Ended July 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Fair value included in net income all reflected in financial services revenues	$4,484	$631	$(374)

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2021. The Company did not have any assets measured at fair value on a nonrecurring basis during the three and nine months ended July 31, 2022. The assets measured at fair value on a nonrecurring basis are all within the Company's Homebuilding operations and are summarized below:

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

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from inventory, of $1.2 million and $2.0 million for the three and nine months ended July 31, 2021. The Company did not record any inventory impairments for the three and nine months ended  July 31, 2022. See Note 4 for further detail of the communities evaluated for impairment.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 5.0% 2040 Notes were a Level 2 measurement at July 31, 2022 due to recent trades on such notes (whereas such notes were a Level 3 measurement at October 31, 2021).

Fair Value as of July 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,410	167,410
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	243,675	243,675
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	277,292	277,292
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	164,865	164,865
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	96,600	96,600
5.0% Senior Notes due February 1, 2040	-	48,214	-	48,214
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	32,131	32,131
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	86,062	86,062
Total fair value	$-	$48,214	$1,068,035	$1,116,249

Fair Value as of October 31, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,348	167,348
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	366,426	366,426
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	300,913	300,913
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,548	162,548
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	92,331	92,331
5.0% Senior Notes due February 1, 2040	-	-	63,084	63,084
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	28,196	28,196
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	86,046	86,046
Total fair value	$-	$-	$1,266,892	$1,266,892

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of  July 31, 2022 and October 31, 2021.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board of Directors and our Chief Executive Officer, provides services to the Company. During both the three months ended July 31, 2022 and 2021, the services provided by such engineering firm to the Company totaled $0.2 million. During the nine months ended July 31, 2022 and 2021, the services provided by such engineering firm to the Company totaled $0.7 million and $0.4 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22.	Subsequent Events

On August 19, 2022, the Company, K. Hovnanian, and other subsidiaries of the Company as guarantors entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 31, 2019, as amended by the First Amendment, dated as of November 27, 2019, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans (the “Revolving Credit Facility”). Upon effectiveness, the Second Amendment will (i) extend the final scheduled maturity of the Revolving Credit Facility from December 28, 2022 to June 30, 2024, (ii) replace the 7.75% fixed interest rate with a floating interest rate based on the SOFR and (iii) provide for certain technical and clarifying amendments. Borrowings under the Revolving Credit Facility will bear interest, at K. Hovnanian’s option, at either (i) a term SOFR rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum. The foregoing amendments will take effect upon the satisfaction of customary conditions in respect of the collateral securing the borrowings under the Revolving Credit Facility.

On September 1, 2022, our Board of Directors terminated our Prior Program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

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

In March 2020, as a result of the initial impact of COVID-19, we experienced adverse business conditions, including a slowdown in customer traffic and sales pace and an increase in cancellations. However, beginning in May 2020, the homebuilding market rapidly improved, due to what we believe is a combination of factors including low interest rates, low inventory levels of existing homes and a general desire for more indoor and outdoor space. During the third quarter and continuing through the fourth quarter of fiscal 2020, we returned to our normal activities with respect to land purchases, land development and resuming the construction of unsold homes. As a result, our operating metrics improved significantly in fiscal 2020 as compared to fiscal 2019, and improved even further in fiscal 2021. However, since early January 2022, 30-year mortgage rates have increased rapidly from 3.2% to 5.3% at the end of July 2022. While these rates are still low by historical standards, the increase in rates, along with record high inflation levels and consumer fears of an economic recession, has had a negative impact on our net contracts and net contracts per average active selling community. Despite the decrease in net contracts, our revenues, gross margin percentage and pretax profit results have continued to show strong improvement over the prior year through July 31, 2022, though it is difficult to predict the impact of these and other factors on our future results which may be negatively impacted.

Operating Results

The below highlights our overall positive operating results for the three and nine months ended July 31, 2022:

● For the three and nine months ended July 31, 2022, sale of homes revenues increased 11.1% and 4.2%, respectively, as compared to the same periods of the prior year, primarily resulting from an increase in average prices of 17.8% and 19.1%, respectively, as home prices increased in virtually all of our markets, along with the geographic and community mix of our deliveries, partially offset by respective decreases of 5.7% and 12.5% in the number of home deliveries. The decreases in home deliveries were due in part to the prior year deliveries being unusually high as a result of the unsustainable and extremely strong sales pace in late fiscal 2020 and early fiscal 2021, and also due to supply chain challenges extending construction cycle times and delaying some deliveries.

● Gross margin dollars increased 33.2% and 27.2% for the three and nine months ended July 31, 2022, respectively, as compared to the same period of the prior year, as a result of the increase in gross margin percentage to 23.1% for the three months ended July 31, 2022 from 19.2% for the three months ended July 31, 2021, and increased to 22.3% for the nine months ended July 31, 2022 from 18.3% for the nine months ended July 31, 2021. Gross margin percentage, before cost of sales interest expense and land charges, increased from 22.1% and 21.4% for the three and nine months ended July 31, 2021 to 26.3% and 25.3% for the three and nine months ended July 31, 2022. The increases were primarily due to price increases in virtually all of our markets, along with the mix of communities delivering homes in each period.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $74.9 million, or 9.8% of total revenues, in the three months ended July 31, 2022 compared with $60.3 million, or 8.7% of total revenues, in the three months ended July 31, 2021. For the nine months ended July 31, 2022, Total SGA was $215.3 million, or 10.6% of total revenues, compared with $206.6 million, or 10.5% of total revenues, in the same period of the prior fiscal year. Such costs increased $14.6 million and $8.7 million for the three and nine months ended July 31, 2022, respectively, as compared to the same periods of the prior year. Excluding the impact in each of the three months ended July 31, 2022 and 2021 related to the grants of phantom stock awards under our 2019 Long Term Incentive Plan (“2019 LTIP”), SGA as a percentage of total revenues would have been 9.7% for each period. Had equity shares rather than phantom shares been utilized for the 2019 LTIP, there would not have been any expenses or benefit related to the movement in our stock price.

● Other interest decreased to $9.6 million and $35.4 million for the three and nine months ended July 31, 2022, respectively, from $19.2 million and $65.2 million for the three and nine months ended July 31, 2021, respectively, as we incurred less interest and had less debt in excess of inventory, as a result of the reduction of our debt in fiscal 2021 and fiscal 2022, and an increase in average inventory not owned during the three and nine months ended July 31, 2022 compared to the three and nine months ended July 31, 2021.

● Pre-tax income increased to $111.9 million for the three months ended July 31, 2022 from pre-tax income of $61.8 million for the three months ended July 31, 2021, and increased to $228.3 million for the nine months ended July 31, 2022 from pre-tax income of $112.4 million for the nine months ended July 31, 2021. Net income increased to $82.6 million for the three months ended July 31, 2022 from net income of $47.7 million for the three months ended July 31, 2021, and decreased to $169.9 million for the nine months ended July 31, 2022 from net income of $555.3 million for the nine months ended July 31, 2021. Earnings per share, basic and diluted, increased to $10.92 and $10.82, respectively, for the three months ended July 31, 2022 compared to $6.85 and $6.72, respectively, for the three months ended July 31, 2021. Earnings per share, basic and diluted, decreased to $22.05 and $21.77, respectively, for the nine months ended July 31, 2022 compared to $80.02 and $78.51, respectively, for the nine months ended July 31, 2021. While pretax income increased in fiscal 2022, the significant decrease in net income for the nine months ended July 31, 2022 was due to the full reversal of our federal valuation allowance and a portion of the state valuation allowance in respect of our deferred tax assets in the second quarter of fiscal 2021 (see Note 16 to the Condensed Consolidated Financial Statements).

● Net contracts decreased 34.0% and 18.6% for the three and nine months ended July 31, 2022, respectively, compared to the same periods of the prior year, as sales pace slowed to below normal levels during the third quarter of fiscal 2022, due to an overall slow-down in home demand.

● Net contracts per average active selling community decreased to 7.6 for the three months ended July 31, 2022 compared to 12.0 in the same period of the prior year, and decreased to 34.9 for the nine months ended July 31, 2022 compared to 44.9 in the same period of the prior year. The decreases were due to the decreases in net contracts discussed above.

● Active selling communities at July 31, 2022 increased by 3.8% compared to July 31, 2021. We continue to actively pursue new communities, and our total lots controlled increased to 31,913 at July 31, 2022 compared to 31,002 at July 31, 2021.

● Contract backlog decreased from 3,673 homes at July 31, 2021 to 3,183 homes at July 31, 2022. Despite this decrease, as a result of price increases in virtually all of our markets, the dollar value of contract backlog increased 2.4% to $1.8 billion compared to the prior year.

● Our cash position allowed us to spend $554.1 million on land purchases and land development during the nine months ended July 31, 2022, redeem $100 million principal amount of our senior secured notes, and still have total liquidity of $357.4 million, including $225.1 million of homebuilding cash and cash equivalents as of July 31, 2022 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

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

Operating, Investing and Financing Activities – Overview

Our total liquidity at July 31, 2022 was $357.4 million, including $225.1 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. Our total liquidity was above our target liquidity range of $170.0 to $245.0 million. The lingering macro economic effects of the COVID-19 pandemic, including inflation and labor and supply market constraints, as well as geopolitical tensions have created significant uncertainty as to general economic and housing market conditions for fiscal 2022 and beyond. We believe that these sources of cash together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2022 to finance our working capital requirements.

We spent $554.1 million on land and land development during the first three quarters of fiscal 2022, along with $105.5 million for the $100.0 million partial redemption of our 7.75% Senior Secured 1.125 Lien Notes due 2026. After considering this land and land development, debt payment and all other operating activities, including revenue received from deliveries, cash used for operations was $28.6 million. During the first three quarters of fiscal 2022, cash used for investing activities was $3.3 million, primarily due to the acquisition of certain fixed assets, partially offset by distributions from existing unconsolidated joint ventures. Cash used for financing activities was $0.9 million during the first three quarters of fiscal 2022, which in addition to the $100.0 million debt redemption mentioned above, was due primarily to net payments related to our mortgage warehouse lines of credit, partially offset by net proceeds from nonrecourse mortgage financings and land banking and model sale leaseback financings during the period. We intend to continue to use nonrecourse mortgage financings, model sale leaseback, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2022 and 2021 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, preferred dividend payments, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of July 31, 2022 and October 31, 2021, were as follows:

	July 31,	October 31,
(In thousands)	2022	2021
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$953,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal notes payable	$1,154,852	$1,254,852
Net (discounts) premiums	$6,266	$10,769
Net debt issuance costs	$(13,246)	$(17,248)
Total notes payable, net of discounts, premiums and debt issuance costs	$1,147,872	$1,248,373

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At July 31, 2022, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. On August 19, 2022, the maturity of the Senior Secured Revolving Credit Facility was extended from December 28, 2022 to June 30, 2024 and the fixed interest rate was replaced with a floating interest rate in each case, effective upon the satisfaction of customary conditions in respect of the collateral securing the borrowings thereunder. See Note 22 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2022 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each of the first, second and third quarters of fiscal 2022.

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

Any liquidity-enhancing or other capital raising or refinancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our Debt Instruments, we are currently limited in the amount of debt we can incur, even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Unsecured Term Loans, the Secured Term Loans and Secured Revolving Loans and K. Hovnanian’s senior secured notes and senior notes, including information with respect to the collateral securing our secured Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $187.8 million and $125.1 million (net of debt issuance costs) at July 31, 2022 and October 31, 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $527.6 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 6.1% and 4.4% at July 31, 2022 and October 31, 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2022 and October 31, 2021, we had an aggregate of $70.7 million and $134.9 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these agreements.

Inventory Activities

Total inventory, excluding consolidated inventory not owned, increased $148.8 million during the nine months ended July 31, 2022 from October 31, 2021. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $35.6 million, in the Mid-Atlantic by $51.5 million, in the Southeast by $46.4 million and in the Southwest by $29.6 million. The increase was partially offset by decreases in the Midwest of $10.1 million and in the West of $4.2 million. The net increase was primarily attributable to new land purchases and land development, partially offset by home deliveries during the period. During the nine months ended July 31, 2022, we wrote-off costs in the amount of $1.8 million related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk. There were no impairment losses during the nine months ended July 31, 2022. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at July 31, 2022 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned increased $182.2 million. Consolidated inventory not owned consists of options related to land banking and model financing transactions that were added to our Condensed Consolidated Balance Sheet in accordance with US GAAP. The increase from October 31, 2021 to July 31, 2022 was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606-10-55-70, these transactions are considered a financing rather than a sale. For purposes of our Condensed Consolidated Balance Sheet, at July 31, 2022, inventory of $237.1 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $131.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606-10-55-68, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, for purposes of our Condensed Consolidated Balance Sheet, at July 31, 2022, inventory of $43.8 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $47.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

When possible, we option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets. Also included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities. We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of July 31, 2022, we had mothballed land in two communities. The book value associated with these communities at July 31, 2022 was $1.4 million, which was net of impairment charges recorded in prior periods of $20.3 million. We continually review communities to determine if mothballing is appropriate. During the first three quarters of fiscal 2022, we did not mothball any additional communities, nor did we sell any previously mothballed communities, however, we re-activated four previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and we are actively marketing the land for sale, are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at both July 31, 2022 and October 31, 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at July 31, 2022 compared to October 31, 2021 is attributable to acquiring new land parcels, partially offset by delivering homes and terminating certain option agreements during the period.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
July 31, 2022:

Northeast	4	704	3,187	3,891
Mid-Atlantic	19	2,013	6,591	8,604
Midwest	6	975	1,615	2,590
Southeast	19	2,141	1,320	3,461
Southwest	44	5,208	4,714	9,922
West	16	2,330	1,499	3,829

Consolidated total	108	13,371	18,926	32,297

Unconsolidated joint ventures (2)	17	3,535	-	3,535

Owned		7,375	2,708	10,083
Optioned		5,612	16,218	21,830

Controlled lots		12,987	18,926	31,913

Construction to permanent financing lots		384	-	384

Consolidated total		13,371	18,926	32,297

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase in unsold homes was primarily due to a conscious effort to increase our number of started unsold homes per community to provide buyers the opportunity to close quickly, so they may lock in a lower mortgage rate, thereby making our homes more affordable as mortgage rates continue to rise.

	July 31, 2022			October 31, 2021:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	14	7	21	8	10	18
Mid-Atlantic	38	20	58	26	22	48
Midwest	14	2	16	8	9	17
Southeast	47	6	53	24	22	46
Southwest	172	13	185	114	29	143
West	65	14	79	7	12	19

Total	350	62	412	187	104	291

Started or completed unsold homes and models per active selling communities (1)	3.2	0.6	3.8	1.5	0.8	2.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 108 and 124 at July 31, 2022 and October 31, 2021, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Activities

Investments in and advances to unconsolidated joint ventures increased $13.8 million to $74.7 million at July 31, 2022 compared to October 31, 2021. The increase was primarily due to income recorded from one of our unconsolidated joint ventures during the period, partially offset by partner distributions. As of July 31, 2022 and October 31, 2021, we had investments in seven and nine unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2022	2021	Change

Prepaid insurance	$4,272	$2,577	$1,695
Prepaid project costs	29,321	25,880	3,441
Other prepaids	11,349	9,140	2,209
Other assets	506	745	(239)
Lease right of use asset	18,898	17,844	1,054
Total	$64,346	$56,186	$8,160

Prepaid insurance increased for the nine months ended July 31, 2022, due to the timing of premium payments. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaid costs are expensed as homes are delivered. The increase was primarily due to costs incurred for communities not yet open for sale. Other prepaids increased primarily due to new premiums for the renewal of certain software and related services during the period, partially offset by the amortization of these costs. Other prepaids also increased related to a new program for the bulk purchase of mortgage lock commitments to be used for qualifying homebuyers and expensed on future deliveries. Lease right of use asset represents the net present value of our operating leases which, in accordance with ASC 842, are required to be recorded as an asset on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements for further information. The increase in lease right of use assets was primarily due to lease renewals, partially offset by lease payments during the period.

Financial services assets consist primarily of residential mortgages receivable held for sale of which $85.1 million and $149.2 million at July 31, 2022 and October 31, 2021, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2021 was primarily due to a decrease in the volume of loans originated during the third quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021, partially offset by an increase in the average loan value.

Deferred tax assets, net, decreased $49.1 million from October 31, 2021 to July 31, 2022, due to the utilization of our deferred tax assets to offset tax expense on taxable income during the period.

Nonrecourse mortgages secured by inventory increased to $187.8 million at July 31, 2022 from $125.1 million at October 31, 2021. The increase was primarily due to new mortgages for communities in all of our segments obtained during the nine months ended July 31, 2022, along with additional loan borrowings on existing mortgages, partially offset by the payment of existing mortgages during the period.

Accounts payable and other liabilities were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2022	2021	Change

Accounts payable	$197,673	$163,898	$33,775
Reserves	98,990	98,831	159
Lease liability	19,940	18,952	988
Accrued expenses	14,836	17,588	(2,752)
Accrued compensation	74,648	102,862	(28,214)
Other liabilities	18,421	24,250	(5,829)
Total	$424,508	$426,381	$(1,873)

The increase in accounts payable was primarily due to the increase in backlog dollars from October 31, 2021 to July 31, 2022, as homes are under construction for future delivery. Lease liability represents the net present value of our minimum lease obligations, which as discussed above, are required to be recorded on our Condensed Consolidated Balance Sheets in accordance with ASC 842. The increase corresponds to the increase in the lease right of use asset discussed above. Accrued expenses decreased primarily due to the timing of certain accruals for profit and price participation programs, along with a decrease in accrued property taxes and a decrease in an accrual for a sales reward program. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2021 bonuses during the first quarter of fiscal 2022, partially offset by the accrual of fiscal 2022 bonuses in the first three quarters of fiscal 2022. Other liabilities decreased primarily due to deferred payroll tax withholdings which were paid during the period.

Customers’ deposits increased $31.2 million from October 31, 2021 to $99.5 million at July 31, 2022. The increase was primarily related to the increase in backlog dollars during the period.

Liabilities from inventory not owned increased $115.7 million from October 31, 2021 to $178.5 million at July 31, 2022. The increase was primarily due to an increase in land banking activity during the period and an increase in the sale and leaseback of certain model homes, both accounted for as financing transactions as described above.

Financial Services (liabilities) decreased $73.6 million to $108.6 million at July 31, 2022 from $182.2 million at October 31, 2021. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Accrued interest increased $19.4 million from $28.2 million at October 31, 2021, to $47.6 million at July 31, 2022. The increase was primarily due to timing of new accruals, partially offset by payments, related to our senior secured, senior notes and the term loan during the period.

RESULTS OF OPERATIONS FOR THE three and nine months ended July 31, 2022 COMPARED TO THE three and nine months ended July 31, 2021

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Three Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2022	2021	Change	Change
Homebuilding:
Sale of homes	$736,654	$663,279	$73,375	11.1%
Land sales and other revenues	16,406	7,559	8,847	117.0%
Financial services	14,533	19,845	(5,312)	(26.8)%

Total revenues	$767,593	$690,683	$76,910	11.1%

	Nine Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2022	2021	Change	Change
Homebuilding:
Sale of homes	$1,973,843	$1,894,159	$79,684	4.2%
Land sales and other revenues	18,052	13,280	4,772	35.9%
Financial services	43,548	61,070	(17,522)	(28.7)%

Total revenues	$2,035,443	$1,968,509	$66,934	3.4%

Homebuilding

For the three and nine months ended July 31, 2022, sale of homes revenues increased by 11.1% and 4.2%, respectively, compared to the same periods of the prior year due to a 17.8% and 19.1% increase in the average price per home, respectively, partially offset by a 5.7% and 12.5% decrease in homes delivered, respectively, for the three and nine months ended July 31, 2022, compared with the respective prior year period. The average price per home increased to $521,710 in the three months ended July 31, 2022 from $442,776 in the three months ended July 31, 2021. The average price per home increased to $501,103 in the nine months ended July 31, 2022 from $420,831 in the nine months ended July 31, 2021. The increase in average price was the result of increases in home prices in virtually all of our markets along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2022	2021	% Change	2022	2021	% Change

Northeast:
Dollars	$60,266	$35,255	70.9%	$135,671	$95,157	42.6%
Homes	78	44	77.3%	184	139	32.4%

Mid-Atlantic:
Dollars	$168,076	$106,195	58.3%	$396,180	$311,230	27.3%
Homes	251	189	32.8%	610	581	5.0%

Midwest:
Dollars	$61,375	$60,588	1.3%	$172,987	$181,191	(4.5)%
Homes	166	190	(12.6)%	483	576	(16.1)%

Southeast:
Dollars	$71,484	$61,978	15.3%	$200,133	$188,489	6.2%
Homes	148	139	6.5%	402	408	(1.5)%

Southwest:
Dollars	$266,107	$212,773	25.1%	$692,093	$620,120	11.6%
Homes	590	593	(0.5)%	1,643	1,808	(9.1)%

West:
Dollars	$109,346	$186,490	(41.4)%	$376,779	$497,972	(24.3)%
Homes	179	343	(47.8)%	617	989	(37.6)%

Consolidated total:
Dollars	$736,654	$663,279	11.1%	$1,973,843	$1,894,159	4.2%
Homes	1,412	1,498	(5.7)%	3,939	4,501	(12.5)%

Unconsolidated joint ventures (1)
Dollars	$78,390	$102,262	(23.3)%	$228,984	$264,442	(13.4)%
Homes	121	179	(32.4)%	372	453	(17.9)%

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

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the		Net Contracts (1) for the
	Three Months Ended		Nine Months Ended		Contract Backlog as of
	July 31,		July 31,		July 31,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021

Northeast:
Dollars	$47,109	$52,066	$181,641	$135,684	$184,366	$122,638
Homes	66	62	249	169	237	160

Mid-Atlantic:
Dollars	$91,100	$117,341	$384,950	$414,059	$330,960	$361,329
Homes	139	176	608	647	506	572

Midwest:
Dollars	$29,999	$56,848	$144,833	$216,775	$166,291	$205,101
Homes	60	165	371	628	493	648

Southeast:
Dollars	$67,402	$58,522	$326,727	$223,201	$348,019	$211,859
Homes	114	124	555	487	574	440

Southwest:
Dollars	$179,005	$196,481	$742,953	$783,924	$510,681	$524,029
Homes	336	469	1,533	2,034	966	1,292

West:
Dollars	$53,324	$127,872	$345,642	$453,557	$251,293	$325,472
Homes	84	215	559	795	407	561

Consolidated total:
Dollars	$467,939	$609,130	$2,126,746	$2,227,200	$1,791,610	$1,750,428
Homes	799	1,211	3,875	4,760	3,183	3,673

Unconsolidated joint ventures:(2)
Dollars	$84,392	$140,913	$315,015	$408,804	$628,034	$502,999
Homes	133	380	683	1,112	2,599	2,065

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

In the first three quarters of fiscal 2022, our open for sale community count decreased to 108 from 124 at October 31, 2021, which was the net result of opening 35 new communities and closing 51 communities since the beginning of fiscal 2022. The decrease in open for sale communities is a result of delays in land development as a result of supply chain and other issues that initially arose during the pandemic and have persisted. We expect community count to grow during the fourth quarter of 2022. Our reported level of sales contracts (net of cancellations) we have seen through the nine months ended July 31, 2022 was impacted by a decrease in sales pace per community for the nine months ended July 31, 2022 as compared to the same period of the prior year. Net contracts per average active selling community for the three months ended July 31, 2022 decreased to 7.6 compared to 12.0 for the same period in the prior year which was during a peak in sales pace during the pandemic. Net contracts per average active selling community for the nine months ended July 31, 2022 decreased to 34.9 compared to 44.9 for the same period in the prior year which was during a peak in sales pace during the pandemic.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018

First	14%	17%	19%	24%	18%
Second	17%	16%	23%	19%	17%
Third	27%	16%	18%	19%	19%
Fourth		15%	18%	21%	23%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018

First	8%	11%	14%	16%	12%
Second	9%	9%	20%	20%	15%
Third	8%	6%	21%	16%	14%
Fourth		6%	14%	14%	13%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, with fiscal 2021 and the first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. Fiscal 2020 had varying cancellation rates due to the COVID-19 pandemic and its effects. During the third quarter of fiscal 2022, due to the sharp decline in gross sales, our cancellation rate as a percentage of gross sales increased significantly to 27%, which is higher than our historical normal range. However, due to our strong backlog position, our cancellation rate as a percentage of beginning backlog decreased slightly from the prior quarter to 8%, which is below our historical normal range. Market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(Dollars in thousands)	2022	2021	2022	2021

Sale of homes	$736,654	$663,279	$1,973,843	$1,894,159
Cost of sales, excluding interest expense and land charges	543,064	516,530	1,474,403	1,488,919
Homebuilding gross margin, before cost of sales interest expense and land charges	193,590	146,749	499,440	405,240
Cost of sales interest expense, excluding land sales interest expense	22,453	17,821	57,855	56,242
Homebuilding gross margin, after cost of sales interest expense, before land charges	171,137	128,928	441,585	348,998
Land charges	1,173	1,309	1,837	3,267
Homebuilding gross margin	$169,964	$127,619	$439,748	$345,731
Homebuilding gross margin percentage	23.1%	19.2%	22.3%	18.3%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	26.3%	22.1%	25.3%	21.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	23.2%	19.4%	22.4%	18.4%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	66.3%	69.6%	66.8%	70.1%
Commissions	3.2%	3.7%	3.4%	3.6%
Financing concessions	0.8%	1.0%	0.9%	1.2%
Overheads	3.4%	3.6%	3.6%	3.7%
Total cost of sales, before interest expense and land charges	73.7%	77.9%	74.7%	78.6%
Cost of sales interest	3.1%	2.7%	2.9%	3.0%
Land charges	0.1%	0.2%	0.1%	0.1%

Homebuilding gross margin percentage	23.1%	19.2%	22.3%	18.3%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	26.3%	22.1%	25.3%	21.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	23.2%	19.4%	22.4%	18.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 23.1% during the three months ended July 31, 2022 compared to 19.2% for the same period last year. Homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 22.1% for the three months ended July 31, 2021 to 26.3% for the three months ended July 31, 2022. Total homebuilding gross margin percentage increased to 22.3% during the nine months ended July 31, 2022 compared to 18.3% for the same period last year. Homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 21.4% for the nine months ended July 31, 2021 to 25.3% for the nine months ended July 31, 2022. The increases for the three and nine months ended July 31, 2022 for both gross margin percentage and gross margin percentage, before cost of sales interest expense and land charges, were primarily due to increases in home prices across virtually all our operating segments, along with the mix of communities delivering compared to the prior year periods.

Reflected as inventory impairment loss and land option write-offs in cost of sales, we wrote-off or wrote-down certain inventories totaling $1.1 million and $1.3 million during the three months ended July 31, 2022 and 2021, respectively, and $1.8 million and $3.3 million during the nine months ended July 31, 2022 and 2021, respectively, to their estimated fair value. During the three and nine months ended July 31, 2022, we wrote-off residential land options and approval and engineering costs amounting to $1.1 million and $1.8 million, respectively, compared to $0.1 million and $1.3 million for the three and nine months ended July 31, 2021, respectively, which are included in the total land charges discussed above. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and when we believe it is probable we will cancel the option or when a community is redesigned engineering costs related to the initial design are written-off. Such write-offs were located in all the segments in the first three quarters of fiscal 2022 and in the Mid-Atlantic, Southeast, Southwest and West segments in the first three quarters of fiscal 2021. There were no inventory impairments during the three and nine months ended July 31, 2022. We recorded inventory impairments of $1.2 million and $2.0 million during the three and nine months ended July 31, 2021, respectively, which were related to two communities in the Southeast segment for the three and nine months ended July 31, 2021, and one community in the West segment for the nine months ended July 31, 2021. It is difficult to predict impairment levels, and should it become necessary or desirable to have additional land sales, lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2022	2021	2022	2021

Land and lot sales	$15,788	$6,819	$16,187	$11,730
Cost of sales, excluding interest	5,512	5,338	5,772	9,121
Land and lot sales gross margin, excluding interest	10,276	1,481	10,415	2,609
Land and lot sales interest expense	-	1,419	21	1,888
Land and lot sales gross margin, including interest	$10,276	$62	$10,394	$721

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were one and two land sales in the three months ended July 31, 2022 and 2021, respectively, resulting in an increase of $9.0 million in land sales revenues. There were four and eight land sales in the nine months ended July 31, 2022 and 2021, respectively, resulting in an increase of $4.5 million in land sales revenues. During the third quarter of fiscal 2022, we had a more significant land sale in the Northeast segment causing the increase in land sales revenue for both the three and nine months ended July 31, 2022.

Land sales and other revenues increased $8.8 million and $4.8 million for the three and nine months ended July 31, 2022 compared to the same period in the prior year. Other revenues include income from contract cancellations where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. The increase for the three and nine months ended July 31, 2022, compared to the three and nine months ended July 31, 2021, was mainly due to the increase in land sales discussed above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $7.2 million and $14.0 million for the three and nine months ended July 31, 2022, respectively, compared to the same period last year. The increase for the three and nine months ended July 31, 2022 was due to an increase in total compensation expense as a result of an increase in headcount and bonuses related to market conditions and company performance and an increase in insurance costs as a result of an increase in premiums to obtain insurance during fiscal 2022. Also impacting the increase in the three months ended July 31, 2022 was a decrease of unconsolidated joint venture management fees received, which offset general and administrative expenses, as a result of fewer unconsolidated joint venture deliveries during the respective periods, while the same remained flat for the nine months ended July 31, 2022 compared to same period in the prior year. SGA expenses as a percentage of homebuilding revenues increased to 6.7% and 7.0% for the three and nine months ended July 31, 2022 compared to 6.4% and 6.6% for the three and nine months ended July 31, 2021, respectively, as a result of the increase in expense for the current periods compared to the prior year periods.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,

(Dollars in thousands, except average sales price)	2022	2021	Variance	Variance %

Northeast
Homebuilding revenue	$76,032	$35,255	$40,777	115.7%
Income before income taxes	$20,179	$6,765	$13,414	198.3%
Homes delivered	78	44	34	77.3%
Average sales price	$772,641	$801,250	$(28,609)	(3.6)%

Mid-Atlantic
Homebuilding revenue	$168,135	$106,419	$61,716	58.0%
Income before income taxes	$37,756	$15,907	$21,849	137.4%
Homes delivered	251	189	62	32.8%
Average sales price	$669,625	$561,878	$107,747	19.2%

Midwest
Homebuilding revenue	$61,410	$60,659	$751	1.2%
Income before income taxes	$2,023	$3,358	$(1,335)	(39.8)%
Homes delivered	166	190	(24)	(12.6)%
Average sales price	$369,729	$318,884	$50,845	15.9%

Southeast
Homebuilding revenue	$71,542	$68,854	$2,688	3.9%
Income before income taxes	$15,263	$2,682	$12,581	469.1%
Homes delivered	148	139	9	6.5%
Average sales price	$483,000	$445,885	$37,115	8.3%

Southwest
Homebuilding revenue	$266,374	$213,127	$53,247	25.0%
Income before income taxes	$42,725	$28,523	$14,202	49.8%
Homes delivered	590	593	(3)	(0.5)%
Average sales price	$451,029	$358,808	$92,221	25.7%

West
Homebuilding revenue	$109,410	$186,519	$(77,109)	(41.3)%
Income before income taxes	$19,223	$27,189	$(7,966)	(29.3)%
Homes delivered	179	343	(164)	(47.8)%
Average sales price	$610,872	$543,703	$67,169	12.4%

	Nine Months Ended July 31,

(Dollars in thousands, except average sales price)	2022	2021	Variance	Variance %

Northeast
Homebuilding revenue	$151,517	$97,488	$54,029	55.4%
Income before income taxes	$31,052	$16,427	$14,625	89.0%
Homes delivered	184	139	45	32.4%
Average sales price	$737,342	$684,583	$52,759	7.7%

Mid-Atlantic
Homebuilding revenue	$396,750	$311,564	$85,186	27.3%
Income before income taxes	$82,441	$38,618	$43,823	113.5%
Homes delivered	610	581	29	5.0%
Average sales price	$649,475	$535,680	$113,795	21.2%

Midwest
Homebuilding revenue	$173,175	$183,895	$(10,720)	(5.8)%
Income before income taxes	$4,303	$11,070	$(6,767)	(61.1)%
Homes delivered	483	576	(93)	(16.1)%
Average sales price	$358,151	$314,568	$43,583	13.9%

Southeast
Homebuilding revenue	$200,359	$195,545	$4,814	2.5%
Income before income taxes	$36,185	$9,540	$26,645	279.3%
Homes delivered	402	408	(6)	(1.5)%
Average sales price	$497,843	$461,983	$35,860	7.8%

Southwest
Homebuilding revenue	$692,766	$620,848	$71,918	11.6%
Income before income taxes	$99,370	$78,848	$20,522	26.0%
Homes delivered	1,643	1,808	(165)	(9.1)%
Average sales price	$421,237	$342,987	$78,250	22.8%

West
Homebuilding revenue	$377,151	$498,084	$(120,933)	(24.3)%
Income before income taxes	$70,002	$58,729	$11,273	19.2%
Homes delivered	617	989	(372)	(37.6)%
Average sales price	$610,663	$503,511	$107,152	21.3%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 115.7% for the three months ended July 31, 2022 compared to the same period of the prior year. The increase for the three months ended July 31, 2022 was attributed to a $15.8 million increase in land sales and other revenue and a 77.3% increase in homes delivered, partially offset by a 3.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2022 compared to some communities delivering in the three months ended July 31, 2021 that had smaller single family homes in mid to higher-end submarkets of the segment with higher location premiums that are no longer delivering.

 Income before income taxes increased $13.4 million to $20.2 million for the three months ended July 31, 2022 as compared to the prior year period. This was primarily due to the increase in homebuilding revenue discussed above, partially offset by a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 55.4% for the nine months ended July 31, 2022 compared to the same period of the prior year. The increase for the nine months ended July 31, 2022 was attributed to a $13.5 million increase in land sales and other revenue, a 32.4% increase in homes delivered and a 7.7% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the nine months ended July 31, 2022 compared to some communities delivering in the nine months ended July 31, 2021 that had smaller single family homes, townhomes and affordable-housing homes in mid to higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $14.6 million to $31.1 million for the nine months ended July 31, 2022 as compared to the prior year period. This was primarily due to the increase in homebuilding revenue discussed above, partially offset by a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Mid-Atlantic - Homebuilding revenues increased 58.0% for the three months ended July 31, 2022 compared to the same period in the prior year period. The increase was primarily due to a 19.2% increase in average sales price and a 32.8% increase in homes delivered for the three months ended July 31, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $21.8 million to $37.8 million for the three months ended July 31, 2022 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $4.1 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the three months ended July 31, 2022 compared to the same period of the prior year.

Homebuilding revenues increased 27.3% for the nine months ended July 31, 2022 compared to the same period in the prior year period. The increase was primarily due to a 21.2% increase in average sales price and a 5.0% increase in homes delivered for the nine months ended July 31, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $43.8 million to $82.4 million for the nine months ended July 31, 2022  compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $7.7 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the nine months ended July 31, 2022 compared to the same period of the prior year.

Midwest - Homebuilding revenues increased 1.2% for the three months ended July 31, 2022 compared to the same period in the prior year. The increase was due to a 15.9% increase in average sales price, partially offset by a 12.6% decrease in homes delivered for the three months ended July 31, 2022. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $1.3 million to $2.0 million for the three months ended July 31, 2022 compared to the same period in the prior year. The decrease was primarily due to a $0.4 million increase in selling, general and administrative costs and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 5.8% for the nine months ended July 31, 2022  compared to the same period in the prior year. The decrease was due to a $2.5 million decrease in land sales and other revenue, a 16.1% decrease in homes delivered, partially offset by a 13.9% increase in average sales price for the nine months ended July 31, 2022. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $6.8 million to $4.3 million for the nine months ended July 31, 2022  compared to the same period in the prior year. The decrease was primarily due to the decrease in homebuilding revenue discussed above, a $2.0 million increase in selling, general and administrative costs and a decrease in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southeast – Homebuilding revenues increased 3.9% for the three months ended July 31, 2022 compared to the same period in the prior year. The increase was due to a 6.5% increase in homes delivered and an 8.3% increase in average sales price, partially offset by a $6.8 million decrease in land sales and other revenue for the three months ended July 31, 2022 compared to the same period of the prior year. The increase in average price was mainly the result of price increases in certain communities.

Income before income taxes increased $12.6 million to $15.3 million for the three months ended July 31, 2022 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $6.1 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues increased 2.5% for the nine months ended July 31, 2022 compared to the same period in the prior year. The increase was due to a 7.8% increase in average sales price, partially offset by a 1.5% decrease in homes delivered and a $6.8 million decrease in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in the nine months ended July 31, 2022 compared to some communities delivering in the nine months ended July 31, 2021 that had lower priced, smaller single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in the average sales price was price increases in certain communities.

Income before income taxes increased $26.6 million to $36.2 million for the nine months ended July 31, 2022 compared to the prior year period, primarily due to the increase in homebuilding revenue discussed above, a $10.7 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Southwest - Homebuilding revenues increased 25.0% for the three months ended July 31, 2022 compared to the same period in the prior year. The increase was primarily due to a 25.7% increase in average sales price, partially offset by a 0.5% decrease in homes delivered for the three months ended July 31, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $14.2 million to $42.7 million for the three months ended July 31, 2022 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the three months ended July 31, 2022 compared to the same period of the prior year.

Homebuilding revenues increased 11.6% for the nine months ended July 31, 2022 compared to the same period in the prior year. The increase was primarily due to a 22.8% increase in average sales price, partially offset by a 9.1% decrease in homes delivered for the nine months ended July 31, 2022 compared to the same period in the prior year. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $20.5 million to $99.4 million for the nine months ended July 31, 2022 compared to the same period in the prior year. The increase was primarily due to the increase in homebuilding revenues discussed above and an increase in gross margin percentage before interest expense for the nine months ended July 31, 2022 compared to the same period of the prior year.

West – Homebuilding revenues decreased 41.3% for the three months ended July 31, 2022 compared to the same period in the prior year. The decrease was due to a 47.8% decrease in homes delivered, partially offset by a 12.4% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $8.0 million to $19.2 million for the three months ended July 31, 2022 compared to the prior year period. The decrease is primarily due to the decrease in homebuilding revenues discussed above and a $2.2 million increase in selling, general and administrative costs, partially offset by an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Homebuilding revenues decreased 24.3% for the nine months ended July 31, 2022 compared to the same period in the prior year. The decrease was due to a 37.6% decrease in homes delivered, partially offset by a 21.3% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $11.3 million to $70.0 million for the nine months ended July 31, 2022 compared to the prior year period. The increase is primarily due to a $1.3 million decrease in inventory impairment loss and land option write-offs and an increase in gross margin percentage before interest expense for the period compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the first three quarters of fiscal 2022 and 2021, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 24.0% and 29.6%, respectively, of our total loans. The origination of FHA/VA loans decreased from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, and our conforming conventional loan originations as a percentage of our total loans increased from 69.7% to 75.2% for this period, respectively. The origination of loans which exceed conforming conventions was relatively flat at 0.8% for the first three quarters of fiscal 2021 compared to fiscal 2022. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2022, financial services provided a $3.7 million and $11.6 million pretax profit, respectively, compared to $8.6 million and $28.1 million, respectively, of pretax profit for the same periods of fiscal 2021. The decrease in pretax profit was attributed to the decrease in the homebuilding deliveries and a decrease in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 52.5% and 65.6% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2022 and 2021, respectively, and 59.0% and 68.6% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the nine months ended July 31, 2022 and 2021, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $24.8 million for the three months ended July 31, 2022 compared to $17.3 million for the three months ended July 31, 2021 and decreased to $75.9 million for the nine months ended July 31, 2022 compared to $81.1 million for the nine months ended July 31, 2021. The increase for the three months ended July 31, 2022 compared to the same period in the prior fiscal year was primarily due to increased compensation and bonuses related to market conditions and company performance. The decrease for the nine months ended July 31, 2022 compared to the same period in the prior fiscal year was primarily due to decreases in compensation expense, mainly related to the grants of phantom stock awards under our 2019 LTIP, for which expense is impacted by the change in our stock price each period. The expense decreased as a result of the significant decrease in our stock price during the third quarter of fiscal 2022, versus a significant increase in stock price during the same period of the prior year.

Other Interest

Other interest decreased $9.5 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 and decreased $29.7 million for the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased because we incurred less interest and had less debt in excess of inventory as a result of the reduction of our debt and increase in our qualifying assets during fiscal 2021 and 2022.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $7.5 million to $12.6 million for the three months ended July 31, 2022 and increased $14.4 million to $23.9 million for the nine months ended July 31, 2022 compared to the same respective periods of the prior year. The increase was primarily due to the recognition of our share of income from two of our unconsolidated joint ventures during the three and nine months ended July 31, 2022 based on the joint venture partner achieving certain return hurdles, in compliance with the joint venture agreement, and as a result, the Company was able to recognize a higher share of the unconsolidated joint venture’s profit.

Loss on Extinguishment of Debt

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the nine months ended July 31, 2022, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt".

Total Taxes

The total income tax expense for the three and nine months ended July 31, 2022 was $29.3 million and $58.4 million, respectively. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards. The total income tax expense for the three months ended July 31, 2021 was $14.1 million. The federal tax expense was primarily related to pretax income generated during the quarter and state tax expense from income generated in states where we do not have net operating loss carryforwards to offset the current year income. The total benefit for the nine months ended July 31, 2021 was $442.9 million. The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets.

Inflation

The annual rate of inflation in the United States hit 8.5% in July 2022, nearly the highest in more than three decades, as measured by the Consumer Price Index (CPI). Inflation has a long-term effect, because increasing costs of land, materials and labor result in increasing sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represented approximately 56.9% of our homebuilding cost of sales for the nine months ended July 31, 2022.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt, including debt instruments at variable interest rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following table sets forth as of July 31, 2022, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2022 by Fiscal Year of Expected Maturity Date
								FV at
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	7/31/22

Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$943,683	$211,169	$1,154,852	$1,116,249
Weighted average interest rate	-%	-%	-%	-%	10.10%	6.93%	9.52%

(1)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of July 31, 2022.
(2)	Does not include $187.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2022. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal third quarter of 2022.

On September 1, 2022, our Board of Directors terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

Dividends

Certain debt agreements to which we are a party contain restrictions on the payment of cash dividends. However, beginning as of October 31, 2021, as a result of our improved operating results, we were no longer restricted from paying dividends. During each of the first, second and third quarters of fiscal 2022, we paid a dividend in the amount of $2.7 million on the Series A Preferred Stock.

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

10(a)	Second Amendment, dated as of August 19, 2022, to the Credit Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed August 22, 2022).

10(b)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class A).

10(c)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class B).

10(d)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class A).

10(e)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class B).

10(f)*	Form of 2022 Performance Share Unit Agreement – Land Light Performance Vesting (Class A).

10(g)*	Form of 2022 Performance Share Unit Agreement – National Contracts Savings Performance Vesting (Class A).

10(h)*	Form of 2022 Performance Share Unit Agreement – KHDS Savings Performance Vesting (Class A).

10(i)*	Restricted Share Unit Agreement Class A (2022 grants and thereafter).

10(j)*	Director Restricted Share Unit Agreement Class A (2022 grants and thereafter).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2022 and October 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the nine months ended July 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2022 and 2021, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the nine months ended July 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101).

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 6, 2022
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	September 6, 2022
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer