Form 10-K
period 2022-10-31
HOVNANIAN ENTERPRISES INC
filed 2022-12-19
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended October 31, 2022

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $242,194,842.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,258,507 shares of Class A common stock and 705,705 shares of Class B common stock were outstanding as of December 13, 2022.

true

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 28, 2023, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 361,000 homes, including 6,090 homes in fiscal 2022. Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and its financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments and determined that, in addition to our financial services segment, we now have three reportable homebuilding segments comprised of (1) Northeast, (2) Southeast and (3) West. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation.

Excluding unconsolidated joint ventures, we are currently offering homes for sale in 121 communities in 29 markets in 14 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $156,000 to $1,485,000 with an average sales price, including options, of $513,000 nationwide in fiscal 2022.

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

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida. During fiscal 2020, we began a wind down of our operations in the Chicago, Illinois market and expect to exit that market in the second quarter of fiscal 2023.

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 20 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following three segments:

Northeast: Delaware, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

Southeast: Florida, Georgia and South Carolina

West: Arizona, California and Texas

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital

As of October 31, 2022, we employed 1,866 full-time associates of whom 1,291 were involved in our homebuilding operations, 170 were involved in our financial services operations and 405 were involved in our corporate operations. We do not have collective bargaining agreements relating to any of our associates.

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

We believe that talented associates are the Company’s greatest asset and play a key role in creating long-term value for our stakeholders. As of October 31, 2022, 18.5% of our associates had been with the Company for more than 15 years, and the average tenure of all associates was approximately seven years. We understand that our ultimate success and ability to compete are significantly dependent on how well we identify, hire, train, and retain highly qualified personnel. We realize that each associate has a unique vision and their own special talents. We are committed to being an employer that fosters the growth of each associate, while building an inclusive and diverse workforce.

In fiscal 2022, our Accelerated Leadership Development Program ("ALDP") graduated its second class following the initial success of the 2018 ALDP. The goal of this program is to identify and mentor leaders within, and identify talent outside, of the organization in order to drive growth and value creation, as well as considerations for succession planning. We actively seek to attract women and candidates of diverse backgrounds to the ALDP and we significantly increased the number of women and underrepresented groups with our second ALDP class.

We believe that our focus on diversity and inclusion across the organization positions the Company to deliver innovation and growth. We have a diverse associate base comprised of 26.2% non-white associates as of October 31, 2022. Additionally, as of October 31, 2022, 43.2% of our associates were women, and women represent 37.8% of all associates in manager and more senior positions.

Promoting a diverse and inclusive work environment is a major priority at Hovnanian. In 2020, the Company formed a Diversity & Inclusion Committee that continues to be an important initiative and which is led by the CEO and comprised of members of senior leadership and associates in various functions throughout the organization representing various backgrounds. The objective of the committee is to advise on and evaluate the Company’s diversity and inclusion initiatives and to offer suggestions and guidance. The Diversity & Inclusion Committee meets quarterly. All associates are required to take a Diversity Made Simple training course. Associates in leadership positions (representing approximately 21.8% of all associates) are obligated to participate in more extensive diversity and inclusion training sessions.

The Company is also a founding member of the Building Talent Foundation whose mission is to advance the education, training and careers of people from underrepresented groups in the fields of skilled technical workers and as business owners in the residential construction industry. In fiscal 2022, we extended our partnership and financial commitment with the Building Talent Foundation for another three years.

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

In light of the Company’s experience managing the novel coronavirus ("COVID-19") pandemic and the recognition of the associated environmental benefits, the Company introduced a hybrid work schedule in fiscal 2021 and continued to implement it throughout fiscal 2022 whereby most office associates may work two days a week from home. We believe this change to a hybrid work model promotes a healthier work and home life balance for our associates while simultaneously providing the environmental benefits of having fewer vehicles on the road. In addition to the weekly hybrid schedule, associates can work remotely up to eight weeks a year.

We also have committed considerable resources to furthering our associates’ personal and professional growth. We have a repository of over 400 training modules/courses to facilitate these learning sessions in both in-person and virtual settings, including mandatory diversity, ethics, sexual harassment and safety training courses.

Corporate Offices and Available Information

Our corporate offices are located at 90 Matawan Road, Fifth Floor, Matawan, New Jersey 07747 (See Item 2 "Properties"). Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available free of charge through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

We are currently focused on maintaining adequate liquidity and identifying investment opportunities that make economic sense in light of our current sales prices and sales paces. Our excess liquidity in fiscal years 2022 and 2021 allowed us to repurchase $100.0 million and $180.9 million in aggregate principal of senior secured notes, respectively. In response to changing market conditions, we will be strategic in new land purchases at pricing that we believe will generate appropriate investment returns needed to sustain profitability. We are also beginning to explore Build For Rent opportunities to supplement our existing business. The Build For Rent sales channel has the potential to add incremental sales volume and allow us to increase inventory turnover. In addition to our current focus on liquidity and flexibility, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

Our goal is to become a significant builder in each of the selected markets in which we operate, which will enable us to achieve economies of scale and differentiate ourselves from most of our competitors.

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

We focus on achieving high returns on invested capital. Each new community is evaluated based on its ability to meet or exceed internal rate of return requirements. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital.

We prefer to use a risk-averse land acquisition strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This approach significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

Our strategy also includes homebuilding and land development joint ventures as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to home buyers. Our land development joint ventures include those with developers and other homebuilders, as well as financial investors to develop finished lots for sale to the joint venture’s members or other third-parties.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2022, 2021 and 2020, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 5,121 lots, 3,201 lots and 3,900 lots, respectively, out of 27,617 total lots, 23,624 total lots and 20,204 total lots, respectively, under option, resulting in pretax charges of $5.7 million, $1.6 million and $6.8 million, respectively.

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

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Since the COVID-19 pandemic began, we have experienced construction delays due to shortages in the supply of materials, as well as labor shortages in all of our markets. The impact and the particular materials associated with the delays is varied from market to market and we are currently experiencing increased construction cycle times by 45-60 days in many of our markets, but such timeframes could be elongated. We cannot predict the extent to which shortages in necessary materials or labor will continue or re-occur in our markets in the future. However, as home sales slow nationally, we expect pressure to alleviate on material suppliers and subcontractors, which over time should, absent other factors, allow construction cycle times to revert back to historical norms.

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. Recently, we have begun offering curated Looks packages for customers to select, rather than a large number of a la carte options. This approach provides customers with a more streamlined selection process and allows us to be more efficient in purchasing, sales and construction.

We have a national call center which is responsible for follow up generated by our web site and our digital marketing efforts. The call center supports our ability to swiftly respond to incoming customer leads, schedule and conduct virtual tours and video chats, as well as set up in person model home tours.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and preclosing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected, and any necessary completion work is undertaken by us or our subcontractors. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a limited warranty for the home’s materials and workmanship which follows each state’s applicable statute of repose. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

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

During the year ended October 31, 2022, for the markets in which our mortgage subsidiaries originated loans, 10.5% of our home buyers paid in cash and 58.8% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2022 were 74.8% prime and 24.1% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 1.1% of our loan originations represent loans which exceed conforming conventions.

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

Information on housing revenues, homes delivered and average sales price by segment for the year ended October 31, 2022, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Sales Price
Northeast	$1,068,098	1,895	$563,640
Southeast	323,511	650	497,709
West	1,448,845	2,993	484,078
Consolidated total	$2,840,454	5,538	$512,902
Unconsolidated joint ventures(1)	$343,617	552	$622,495

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

Net Sales Contracts

The dollar value of our net sales contracts, excluding unconsolidated joint ventures, decreased 14.4% to $2.5 billion for the year ended October 31, 2022 from $2.9 billion for the year ended October 31, 2021, and the number of homes contracted decreased 25.7% to 4,477 in fiscal 2022 from 6,023 in fiscal 2021, despite a 3.7% increase in the average number of open-for-sale communities from 109 for fiscal 2021 to 113 for fiscal 2022. We ended fiscal 2022 with 121 active selling communities. Sales pace slowed dramatically during the third and fourth quarters of fiscal 2022, due to an overall slow-down in home demand caused by a sharp rise in mortgage rates, year-over-year home price increases, record high inflation levels and customer fears of an economic recession.

 Information on the dollar value of net sales contracts by segment for the years ended October 31, 2022 and 2021, is set forth below:

			Percentage of
(In thousands)	2022	2021	Change
Northeast	$857,240	$1,011,639	(15.3)%
Southeast	412,975	320,485	28.9%
West	1,200,211	1,555,468	(22.8)%
Consolidated total	$2,470,426	$2,887,592	(14.4)%
Unconsolidated joint ventures(1)	$384,811	$536,597	(28.3)%

(1) Represents net contract dollars for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

Active Selling Communities

The following table summarizes our active selling communities under development as of October 31, 2022. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	32	6,116	1,820	850	3,446
Southeast	21	2,916	1,018	502	1,396
West	68	12,024	5,115	834	6,075
Total	121	21,056	7,953	2,186	10,917

(1)	Includes 379 home sites under option.
(2)	Of the total remaining homes available, 739 were under construction or completed (including 59 models and sales offices), and 5,808 were under option.

Backlog

At October 31, 2022 and 2021, including unconsolidated joint ventures, we had a backlog of signed contracts for 4,710 homes and 5,535 homes, respectively, representing a 14.9% decrease, with sales values aggregating $1.9 billion and $2.2 billion, respectively. The majority of our backlog at October 31, 2022 is expected to be completed and closed within the next six to nine months.

Current base prices for our homes in contract backlog at October 31, 2022, range from $156,000 to $1,205,000 in the Northeast, from $283,000 to $1,485,000 in the Southeast and from $240,000 to $1,075,000 in the West. Closings generally occur and are typically reflected in revenues within six to nine months of when sales contracts are signed.

At November 30, 2022 and 2021, our backlog of signed contracts, including unconsolidated joint ventures, was 4,614 homes and 5,820 homes, respectively, with sales values aggregating $1.8 billion and $2.3 billion, respectively. For information on our backlog excluding unconsolidated joint ventures, see the contract table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Homebuilding: Key Performance Indicators.”

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. Sales contracts require a nominal customer deposit at the time of signing. In addition, in some Northeast locations, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. In most markets, an additional deposit is required when a customer selects and commits to optional upgrades in the home. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution of the contract. When mortgage rates increase or housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statements of Operations, when control is transferred to the buyer, which occurs when the buyer takes title to and possession of the home and there is no continuing involvement. For further information on cancellation rates, see the contract cancellation rates table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Homebuilding: Key Performance Indicators.”

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2022, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 31,800 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value (1)(2)
Northeast:
Under option	84	10,011	$744,535	$49,359
Owned	11	715		$46,901
Total	95	10,726		$96,260
Southeast:
Under option	19	2,773	$163,181	$45,033
Owned	3	50		$2,862
Total	22	2,823		$47,895
West:
Under option	34	3,525	$274,223	$22,078
Owned	15	1,623		$28,628
Total	49	5,148		$50,706
Totals:
Under option	137	16,309	$1,181,939	$116,470
Owned	29	2,388		$78,391
Combined total	166	18,697		$194,861

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2022, option fees and deposits aggregated approximately $69.0 million. As of October 31, 2022, we spent an additional $47.5 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

(2)	The book value for properties under option includes land banking arrangements of $42.5 million, which is included in "Consolidated inventory not owned" on our Consolidated Balance Sheets.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During a declining homebuilding market, we typically decide to mothball (or stop development on) certain communities where we have determined that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities.

Raw Materials

The homebuilding industry has from time-to-time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or other important raw materials could result in start or completion delays or increases to the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. During fiscal 2022, relative to the prior fiscal year, labor and material shortages that were initially due to the COVID-19 pandemic started to gradually improve. For example, we experienced a significant increase in lumber prices during fiscal 2021 and into the first half of fiscal 2022 due to supply chain issues, but prices began to decrease during the second half of fiscal 2022. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future.

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

The homebuilding industry is cyclical, has from time-to-time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	Interest rates;

●	Employment levels and wage and job growth;

●	Labor shortages and increasing labor and materials costs, including because of changes in immigration laws and trends in labor migration;

●	Availability and affordability of financing for home buyers;

●	Adverse changes in tax laws;

●	Regulatory changes;

●	Foreclosure rates;

●	Inflation;

●	Housing affordability, consumer confidence and spending;

●	Housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	Population growth and demographic trends; and

●	Availability of water supply in locations in which we operate.

Turmoil in the financial markets can affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and letters of credit may not be issued under our current senior secured revolving credit facility. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

In addition, geopolitical events, acts of war or terrorism, threats to national security, civil unrest, any outbreak or escalation of hostilities throughout the world and health pandemics may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers.

The difficulties described above could cause us to take longer and incur more costs to build our homes. In addition, our insurance may not fully cover business interruptions or losses caused by weather conditions and man-made or natural disasters and we may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. Some buyers may also cancel or not honor their home sales contracts altogether.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry is vulnerable to raw material and labor shortages and has from time-to-time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past year due to historic inflation rates in the United States. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. In addition, increased demand could increase material and labor costs. Throughout fiscal 2022, we experienced construction delays due to shortages in the supply of materials, as well as labor and subcontractor shortages in all of our markets. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total contract or delivery volumes.

Due to significantly increased demand in June and July of 2020, we began increasing home prices which continued throughout the first half of fiscal 2022. During the second half of fiscal 2022 demand and home prices started to decrease as a result of rising mortgage rates. If we are limited in our ability to raise home prices and labor and house construction costs rise further, we could experience lower gross margins. Additionally, we experienced a significant increase in lumber prices during fiscal 2021 and into the first half of fiscal 2022 due to supply chain issues, but we have recently seen prices start to decrease.

Interest rates have increased substantially over the last year and may continue to increase. Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could considerably impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Over the past several years mortgage rates have been historically low, which made the homes we sell more affordable. However, mortgage rates more than doubled in fiscal year 2022, as a result of the Federal Reserve raising interest rates in an effort to curtail inflation. When interest rates increase, the cost of owning a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes. We cannot predict whether interest rates will continue to rise, or the paces of the increases, but further increases would likely have a considerable impact on housing demand.

Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), increases in the costs to obtain mortgages or decreases in availability of mortgage financing have, and could continue to, lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our Consolidated Financial Statements.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and by increasing mortgage rates for homebuyers.

Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced in fiscal year 2022 due to historic inflation rates. In addition, as discussed above, inflation is often accompanied by higher interest rates that could cause a slowdown in the housing market. In an inflationary environment, such as the current economic environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. In an effort to counteract such inflationary pressures and maintain sales volumes in light of these challenges, we have offered increased sales incentives and have been purchasing bulk mortgage lock commitments to be used for qualifying homebuyers, which reduce our profit margins. These measures may not be successful and continued inflationary pressures could further impact our profitability.

A significant downturn in the homebuilding industry could materially and adversely affect our business.

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal 2007 through 2011. Further, we had substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. In particular, during the second half of fiscal 2022, housing demand weakened due to a sharp increase in mortgage rates, the substantial increase in home prices experienced over the past two years, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which have adversely impacted buyer sentiment and behavior. Additionally, U.S. single family home starts fell to the lowest level in more than two years in September 2022, which many predict will not recover in light of rising interest rates and recessionary fears. Therefore, the risks discussed above are more pronounced in the current economic environment.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. We responded in various ways to the governmental measures in mid-March and early April of 2020, including, among other measures, temporarily closing our sales offices, model homes and design studios to the general public, limiting our construction operations, and reducing the municipal and private services we rely on, which substantially tempered our sales pace. Beginning in May 2020 and continuing through April 2021, our sales pace recovered and exceeded our pre-COVID-19 sales pace. However, the effects of the pandemic combined with the improvement in economic conditions and the strong demand for new homes caused multiple disruptions in our supply chain and have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen.

While government restrictions have eased throughout 2022 and people have largely resumed pre-pandemic activities, the effects of COVID-19 continue to linger in the U.S. economy and our supply chain. Future disruptions and governmental actions, due to COVID-19 or a different epidemic or pandemic, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.

The homebuilding industry is significantly affected by changes in weather and other environmental conditions and resulting governmental regulations and increased focus by stakeholders on sustainability issues.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other environmental conditions can harm the local homebuilding business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and adversely impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increased cost of operations and also have impacted our sales and construction activity in affected markets during the related time periods. Additionally, other coastal areas where we operate face increased risks of adverse weather or natural disasters.

In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations. These concerns have also resulted in increasing governmental and societal attention to environmental, social, and governance ("ESG") matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for the Company, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write-off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.” If market conditions significantly worsen, additional inventory impairments and land option write-offs will likely be necessary.

We conduct a significant portion of our business in Arizona, California, Delaware, Florida, New Jersey, Ohio, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Delaware, Florida, New Jersey, Ohio, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy, and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell their current home, or our inability to complete and deliver the new home within the specified time. At October 31, 2022, including unconsolidated joint ventures, we had a backlog of signed contracts for 4,710 homes with a sales value aggregating $1.9 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The “Tax Cuts and Jobs Act” which was signed into law in December 2017 includes provisions which impose significant limitations with respect to these income tax deductions. For instance, through the end of 2025, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours, particularly in states with higher state income taxes or home prices, such as in California and New Jersey. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

Further, existing and prospective regulatory and societal focus on and responses to climate change intended to reduce potential climate change impacts may increase the upfront costs of purchasing a home, costs to maintain the home and its systems, energy and utility costs and the cost to obtain homeowner and various hazard and flood insurance, or limit homeowners’ ability to obtain these insurance policies altogether. Although these items have not materially impacted our business to date, they could adversely affect our business in the future.

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

The competitive conditions in the homebuilding industry together with current market conditions have caused, and could continue to result in, difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales; delays in construction; or impairment of our ability to implement our strategies and operational actions. Any of these problems could increase costs and/or lower profit margins.

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

We use information technology ("IT"), digital telecommunications and other computer resources to conduct important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through phishing attempts, data-theft and cyber-attack), ransomware attacks, usage errors by our associates and catastrophic events, such as fires, floods, hurricanes and tornadoes. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our homebuyers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. If our computer systems and our backup systems, or those of the third parties on whose systems we rely, are breached, compromised or damaged, or otherwise cease to function properly, we could suffer interruptions in our operations or the misappropriation of proprietary, personal identifying or confidential information, including information about our business partners and home buyers. Our or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages.

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (and its successor the California Privacy Rights Act which will go into effect in January 2023) and the Virginia Consumer Data Protection Act, which will become effective in January 2023, and the regulatory regime continues to evolve and is increasingly demanding. Many states have passed or are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. We maintain cybersecurity insurance coverage and have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third parties on whose systems we rely. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, our efforts to maintain the security and integrity of our IT networks and related systems may not be effective and attempted security breaches or disruptions could be successful or damaging.

Negative publicity could adversely affect our reputation and our business, financial results and stock price.

Our reputation and brand are critical to our success. Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, “tweets,” and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Risks Related to Our Debt and Liquidity

Our high leverage may restrict our ability to operate, prevent us from fulfilling our obligations, and adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2022, including the debt of the subsidiaries that guarantee our debt, was $1,154.9 million ($1,146.5 million net of discount and premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2022.

●

Our debt service payments for the year ended October 31, 2022, were $216.4 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit and other credit facilities and agreements.

As of October 31, 2022, we had $6.0 million in aggregate outstanding face amount of letters of credit issued under various letter of credit and other credit facilities and agreements, certain of which were collateralized by $6.1 million of cash. Our fees for these letters of credit for the year ended October 31, 2022, which are based on both the used and unused portion of the facilities and agreements, were $0.1 million. We also had substantial contractual commitments and contingent obligations, including $234.9 million of performance bonds as of October 31, 2022. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.” Our strategy has been to reduce our overall debt levels and while we have reduced our debt obligations by approximately $281 million over the past two years, as a result of recent declines in market conditions, we have paused on our debt retirement initiatives and are increasing our focus on preserving liquidity.

Our significant amount of debt could have important consequences. For example, it could:

●	Limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

●	Require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes, including land investments;

●	Require us to pay higher interest rates upon refinancing debt if interest rates rise or due to the concentration of debt maturities or our overall leverage levels;

●	Limit our flexibility in planning for, or reacting to, changes in our business;

●	Place us at a competitive disadvantage because we have more debt than some of our competitors;

●	Limit our ability to implement our strategies and operational actions;

●	Require us to consider selling some of our assets or debt or equity securities, possibly on unfavorable terms, to satisfy obligations; and

●	Make us more vulnerable to downturns in our business and general economic conditions.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal 2022 and 2021 was $89.5 million and $210.2 million, respectively. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If there is a sustained decline in market conditions in the homebuilding industry over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. In addition, we will need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

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

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. Negative rating actions by credit agencies, including downgrades, may make it more difficult and costly for us to access capital. Therefore, any downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, a protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate, and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities and our credit facilities impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence, creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets (including in certain land banking transactions), cash distributions, (including paying dividends on common and preferred stock), capital stock repurchases/exchanges, and investments by us and certain of our subsidiaries (including in joint ventures). Because of these restrictions, we could be prohibited from paying dividends on our common and preferred stock.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt or negatively impact other covenants. In any of these situations, we may be unable to amend the applicable debt instrument or obtain a waiver without significant additional cost, or at all, and we may be unable to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. In addition, some of these laws and regulations that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the Environmental Protection Agency ("EPA") and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect, may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a potentially responsible party (“PRP”) with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018, the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA began negotiations with the EPA and preliminary negotiations with the Company regarding the site. The EPA then requested that the three PRPs present a joint settlement offer to the EPA. In June 2022, the Company and one of the other PRPs reached an agreement with the EPA for a total settlement of $1.5 million (plus accrued interest), with the Company contributing approximately $0.8 million to the settlement, slightly below the amount we had previously accrued. The consent decree entered into by the settling parties was submitted to the United States District Court for the District of New Jersey (where the EPA had filed a complaint seeking reimbursement of response costs) on June 14, 2022 and was signed and filed by such Court on August 9, 2022.

Legal claims not resolved in our favor, such as product liability litigation and warranty claims may be costly.

As discussed in Item 3 – “Legal Proceedings,” in the ordinary course of business we are involved in litigation from time-to-time, including with homeowner associations, home buyers and other persons with whom we have relationships. For example, as a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly.

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Note 18 to our Consolidated Financial Statements for the year ended October 31, 2022). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

The Biden administration has announced in 2022 and 2021, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. While we do not believe the IRA will have a material negative impact on our business, the effects of the measures are unknown at this time.

Risks Related to Our Organization and Structure

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2022, we had invested an aggregate of $74.9 million in these unconsolidated joint ventures, including outstanding net advances to these unconsolidated joint ventures of $1.6 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

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

The Hovnanian family is able to exercise significant influence over us.

The combined ownership of members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president, and chief executive officer, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock, enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. Such holdings represented approximately 58% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2022. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our financial performance, we generated a federal net operating loss carryforward of $925.3 million through the year ended October 31, 2022, and we may generate net operating loss carryforwards in future years.

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

In addition, our Restated Certificate of Incorporation restricts certain transfers of our common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of the Company’s stock that result from the transfer of interests in other entities that own the Company’s stock) if the effect would be to: (i) increase the direct or indirect ownership of the Company’s stock by any person (or public group) from less than 5% to 5% or more of the Company’s stock; (ii) increase the percentage of the Company’s stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the Company’s stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations).

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 63,000 square feet of office space for our corporate headquarters and own 215,000 square feet of office and warehouse space in the Northeast. We lease approximately 294,000 square feet of space for our segments located in the Northeast, Southeast and West.

ITEM 3

LEGAL PROCEEDINGS

The information required with respect to this item can be found under "Commitments and Contingent Liabilities" in Note 18 to our Consolidated Financial Statements found elsewhere in this Annual report on Form 10-K, which is incorporated by reference into this Item 3.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 305 stockholders of record at December 13, 2022. There is no established public trading market for our Class B common stock, which was held by 168 stockholders of record at December 13, 2022. If a stockholder desires to sell shares of Class B common stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A common stock at a one-to-one conversion rate.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased of Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 1, 2022 through August 31, 2022	-	$-	-	$-
September 1, 2022 through September 30, 2022	114,802	$40.08	114,802	$45,398,503
October 1, 2022 through October 31, 2022	197,669	$38.55	197,669	$37,777,690

(1) On September 1, 2022, our Board of Directors terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, future tax implications, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

Performance Graph

The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on October 31, 2017 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

The stock price performance shown on the following graph is not necessarily indicative of future stock performance.

Source: Standard & Poor's Financial Services, LLC, a division of The McGraw-Hill Companies Inc.

	10/17	10/18	10/19	10/20	10/21	10/22

Hovnanian Enterprises, Inc.	100.00	60.33	41.45	52.50	139.27	66.66
S&P 500	100.00	107.35	122.72	134.64	192.42	164.31
S&P Homebuilding	100.00	80.36	117.66	138.10	183.16	155.88

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

Segments

Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and a financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under ASC 280, including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments and determined that, in addition to our financial services segment, we now have three reportable homebuilding segments comprised of (1) Northeast, (2) Southeast and (3) West, as noted below. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

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

●

Active selling communities is a volume indicator which represents the number of communities which are open for sale with ten or more home sites available as of the end of a period. We identify communities based on product type; therefore, at times there are multiple communities at one land site. These values are an indicator of potential revenues;

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

From early January 2022, 30-year mortgage rates increased rapidly from 3.2% to 7.1% at the end of October 2022. While these rates are still low by historical standards, the quick and sharp increase in rates, along with high levels of inflation and general uncertainty and fear that the United States is headed towards an economic recession, started to have a negative impact on our net contracts and net contracts per average active selling community for the year ended October 31, 2022, particularly in the second half of the fiscal year. Currently, many buyers have temporarily paused their home purchase decisions amid such uncertainty. Despite the slowdown in net contracts during the second half of fiscal 2022, our revenues, gross margin percentage and pretax profit results showed strong improvement over the prior year through October 31, 2022. The current market environment will make it hard for that trend to continue and it is difficult to predict the impact that increased mortgage rates and other factors will have on our future results, or how strongly our business will be adversely impacted. We expect further pressure on our results from higher wages due to inflation and supply constraints in the labor market, as well as increased advertising spending, and less favorable margins on the mortgage rates we offer customers in order to attract buyers.

Our cash position allowed us to spend $759.3 million on land purchases and land development and to early retire $100 million principal amount of senior secured notes during fiscal 2022, and still have total liquidity of $457.3 million, including $326.2 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of October 31, 2022.

Additional information on our results for the year ended October 31, 2022 were as follows:

● For the year ended October 31, 2022, sale of homes revenues increased 6.2% as compared to the prior year, primarily due to a 19.0% increase in average sales price, partially offset by a 10.7% decrease in homes delivered. The decrease in deliveries in fiscal 2022 was primarily the result of a 2.4% reduction in community count as well as the slowdown in net contracts in the second half of the year.

● Homebuilding gross margin percentage increased from 18.6% for the year ended October 31, 2021 to 21.5% for the year ended October 31, 2022, and homebuilding gross margin percentage, before cost of sales interest expense and land charges, increased from 21.8% for the year ended October 31, 2021 to 25.0% for the year ended October 31, 2022. The increases were primarily due to increases in home prices in virtually all of our markets during fiscal 2022, along with the mix of communities delivering compared to the prior year.

● Selling, general and administrative expenses (including corporate general and administrative) increased $19.6 million for the year ended October 31, 2022 as compared to the prior year. The increase was primarily due to an increase in compensation expense as a result of an increase in headcount and bonuses related to market conditions and company performance. In addition, we had an increase in insurance costs as a result of an increase in premiums to obtain insurance, along with additional reserves for construction defect claims. Despite the increase in dollars, as a percentage of total revenue, such costs remained relatively flat at 10.1% for the year ended October 31, 2022 compared to 9.9% for the year ended October 31, 2021.

● Income before income taxes increased to $319.8 million for the year ended October 31, 2022 from $189.9 million for the year ended October 31, 2021. Net income decreased to $225.5 million for the year ended October 31, 2022 from $607.8 million (which included a $468.6 million benefit from a reduction in our deferred tax asset valuation allowance) for the year ended October 31, 2021. Earnings per share, basic and diluted, decreased to $30.31 and $29.00, respectively, for the year ended October 31, 2022, compared to earnings per share, basic and diluted of $87.50 and $85.86, respectively, for the year ended October 31, 2021, driven by the prior year reduction of our deferred tax asset valuation allowance.

● Net contracts decreased 25.7% for the year ended October 31, 2022, compared to the prior year, as sales pace slowed significantly during the third and fourth quarters of fiscal 2022, due to an overall slow-down in home demand across the industry, primarily from the impact of the rise in interest rates during that time.

● Net contracts per average active selling community decreased to 39.6 for the year ended October 31, 2022 compared to 55.3 in the prior year. The decrease was due to the decrease in net contracts discussed above.

● Active selling communities decreased slightly to 121 at October 31, 2022 compared 124 to October 31, 2021. Our total lots controlled increased to 31,518 at October 31, 2022 compared to 30,874 at October 31, 2021. However, given the slowdown in home sales, we are currently being more cautious about new land acquisitions and our lots controlled declined from the July 31, 2022 to October 31, 2022.

● Contract backlog decreased from 3,247 homes at October 31, 2021 to 2,186 homes at October 31, 2022, and the dollar value of contract backlog decreased to $1.3 billion, a 22.6% decrease in dollar value compared to the prior year. The decreases were primarily attributed to a decrease in customer traffic and sales pace and an increase in cancellations due to current market uncertainty from buyers.

Results of Operations

Total Revenues

Compared to the prior period, revenues increased (decreased) as follows:

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2022	2021	2020
Homebuilding:
Sale of homes	$166,744	$421,681	$302,347
Land sales	(9,162)	8,459	7,694
Other revenues	1,944	(714)	(1,066)
Financial services	(20,152)	9,530	18,010
Total change	$139,374	$438,956	$326,985
Total revenues percent change	5.0%	18.7%	16.2%

Homebuilding: Sale of Homes

Sale of homes revenues increased $166.7 million, or 6.2%, for the year ended October 31, 2022, increased $421.7 million, or 18.7%, for the year ended October 31, 2021, and increased $302.3 million, or 15.5%, for the year ended October 31, 2020 in each case as compared to the prior fiscal year. The increased revenues in fiscal 2022 were primarily due to the average sales price per home increasing to $512,902 in fiscal 2022 from $430,966 in fiscal 2021, partially offset by a 10.7% decrease in homes delivered. The decrease in deliveries in fiscal 2022 was primarily the result of a 2.4% reduction in community count, as well as the impact of the decrease in contracts per community in the last half of fiscal 2022. The increased revenues in fiscal 2021 were primarily due to the number of home deliveries increasing 9.1%, and the average sales price per home increasing to $430,966 in fiscal 2021 from $396,065 in fiscal 2020. The increase in deliveries in fiscal 2021 was primarily due to increased demand for new home construction during fiscal 2021. The increased revenues in fiscal 2020 were primarily due to the number of home deliveries increasing 15.0%, and the average sales price per home increasing to $396,065 in fiscal 2020 from $394,194 in fiscal 2019. The increase in deliveries in fiscal 2020 was primarily due to the increased demand for new home construction during the latter half of fiscal 2020. The increase in average sales price in fiscal 2022, 2021 and 2020 was primarily due to price increases in most of our communities as a result of a sustained surge in demand for new homes, which started in May 2020 and continued through the end of the second quarter of fiscal 2022. However, since the third quarter of fiscal 2022 we have experienced softening demand. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further detail on land sales and other revenues, see the section titled “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands, except average sales price)	2022	2021	2020
Consolidated total:
Housing revenues	$2,840,454	$2,673,710	$2,252,028
Homes delivered	5,538	6,204	5,686
Average sales price	$512,902	$430,966	$396,065
Unconsolidated joint ventures:(1)
Housing revenues	$343,617	$345,793	$432,602
Homes delivered	552	589	728
Average sales price	$622,495	$587,085	$594,234

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our joint ventures.

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $7.2 million for the year ended October 31, 2022 compared to the prior year and increased $7.7 million for the year ended October 31, 2021 compared to the prior year. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. There were five land sales during the year ended October 31, 2022, compared to 11 in the prior year, resulting in an $9.2 million decrease in land sales revenue. There were 11 land sales in the year ended October 31, 2021, compared to seven in the year ended October 31, 2020, resulting in a $8.5 million increase in land sales revenue. Other revenues primarily include income from contract cancellations where the deposit has been forfeited due to contract terminations, which was not significant for any period.

Homebuilding: Cost of Sales

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for homebuilding and land and lot sales and the gross margins for each is set forth below.

Homebuilding gross margin before cost of sales interest expense and land charges is a non-GAAP financial measure. This measure should not be considered as an alternative to homebuilding gross margin determined in accordance with U.S. GAAP as an indicator of operating performance.

Management believes this non-GAAP measure enables investors to better understand our operating performance. This measure is also useful internally, helping management evaluate our operating results on a consolidated basis and relative to other companies in our industry. In particular, the magnitude and volatility of land charges for the Company, and for other homebuilders, have been significant and, as such, have made comparable financial analysis of our industry more difficult. Homebuilding metrics excluding land charges, as well as interest amortized to cost of sales, and other similar presentations prepared by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies’ respective level of impairments and debt.

	Year Ended
	October 31,	October 31,	October 31,
(Dollars in thousands)	2022	2021	2020
Sale of homes	$2,840,454	$2,673,710	$2,252,029
Cost of sales, excluding interest expense and land charges	2,131,208	2,091,016	1,837,332
Homebuilding gross margin, before cost of sales interest expense and land charges	709,246	582,694	414,697
Cost of sales interest expense, excluding land sales interest expense	85,198	82,181	74,174
Homebuilding gross margin, after cost of sales interest expense, before land charges	624,048	500,513	340,523
Land charges	14,076	3,630	8,813
Homebuilding gross margin	$609,972	$496,883	$331,710
Homebuilding gross margin percentage	21.5%	18.6%	14.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	25.0%	21.8%	18.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	22.0%	18.7%	15.1%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,	October 31,
	2022	2021	2020
Sale of homes	100%	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	67.0%	69.7%	72.1%
Commissions	3.4%	3.7%	3.7%
Financing concessions	1.1%	1.1%	1.4%
Overheads	3.5%	3.7%	4.4%
Total cost of sales, before interest expense and land charges	75.0%	78.2%	81.6%
Cost of sales interest	3.0%	3.1%	3.3%
Land charges	0.5%	0.1%	0.4%
Homebuilding gross margin percentage	21.5%	18.6%	14.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	25.0%	21.8%	18.4%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	22.0%	18.7%	15.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 21.5% for the year ended October 31, 2022 compared to 18.6% for the prior year. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges increased to 25.0% for the year ended October 31, 2022 compared to 21.8% for the prior year. Total homebuilding gross margin percentage increased to 18.6% for the year ended October 31, 2021 compared to 14.7% for the prior year. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges increased to 21.8% for the year ended October 31, 2021 compared to 18.4% for the prior year. The increases in gross margins were primarily due to increases in home sales prices across virtually all of our geographic markets, along with the mix of communities delivering compared to the prior year.

Land and lot sale expenses and gross margins are set forth below:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2022	2021	2020
Land and lot sales	$16,202	$25,364	$16,905
Cost of sales, excluding interest	5,855	19,180	11,154
Land and lot sales gross margin, excluding interest	10,347	6,184	5,751
Land and lot sales interest expense	42	1,919	156
Land and lot sales gross margin, including interest	$10,305	$4,265	$5,595

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.

Homebuilding: Inventory Impairments and Land Option Write-offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $14.1 million, $3.6 million and $8.8 million in expense for the years ended October 31, 2022, 2021 and 2020, respectively. During the years ended October 31, 2022, 2021 and 2020, we wrote off residential land option, approval and engineering costs totaling $5.7 million, $1.6 million and $6.8 million, respectively. Land option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce an adequate return on investment commensurate with the risk. If we determine an adequate return is not probable, we cancel the option, or when a community is redesigned, we write off the engineering costs related to the initial design. Such write-offs occurred across each of our segments in fiscal 2022, 2021 and 2020. Inventory impairments amounted to $8.4 million, $2.0 million and $2.0 million for the years ended October 31, 2022, 2021 and 2020, respectively. It is difficult to predict future impairments, but if conditions in the overall housing market or a specific geographic market worsen in the future beyond our current expectations, there are future changes in our business strategy that significantly affect the key assumptions used in our projections of future cash flows, and/or there are material changes in any other items we consider in assessing recoverability, we may need to recognize additional inventory impairments and any such charges could be material.

In fiscal 2022, we walked away from 18.5% of all the lots we controlled under option contracts. The remaining 81.5% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2022:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$0.4	1,115	21.8%	13,410	8.3%
Southeast	0.9	1,171	22.9%	4,627	25.3%
West	4.4	2,835	55.3%	9,580	29.6%
Total	$5.7	5,121	100.0%	27,617	18.5%

(1)	Includes lots optioned at October 31, 2022 and lots optioned that the Company walked away from in the year ended October 31, 2022.

The following table represents impairments by segment for the year ended October 31, 2022:

	Dollar		Pre-	% of Pre-
	Amount of	% of	Impairment	Impairment
(In millions)	Impairment	Impairments	Value(1)	Value
Northeast	$-	-%	$-	-%
Southeast	-	-%	-	-%
West	8.4	100.0%	10.6	79.2%
Total	$8.4	100.0%	$10.6	79.2%

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $23.6 million to $193.5 million for the year ended October 31, 2022 compared to the year ended October 31, 2021. The increase was due to an increase in total compensation expense as a result of an increase in headcount and bonuses related to positive overall market conditions and specific company performance. In addition, insurance costs increased as a result of higher premiums to obtain insurance during fiscal 2022, along with additional reserves for construction defect claims during fiscal 2022. SGA expenses increased $8.6 million to $169.9 million for the year ended October 31, 2021 as compared to the year ended October 31, 2020. The increase was primarily attributed to a decrease in volume of our unconsolidated joint venture deliveries, and an increase in compensation expense. The increase is related to the decrease in volume of our unconsolidated joint venture deliveries because we receive a payment for each delivery by our unconsolidated joint ventures intended to offset our SGA expenses incurred to manage the joint ventures. The increase in compensation expense was mostly attributed to our long-term incentive programs that forecasted to achieve above target metrics as a result of improved operating results and a higher stock price.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community in fiscal 2022 were 39.6 compared to 55.3 in fiscal 2021, a 28.4% decrease in sales pace per community. Our reported level of sales contracts (net of cancellations) was impacted by a decrease in the pace of sales primarily in the West segment during fiscal 2022. As noted above, the current level of demand for new homes is significantly lower due to high levels of inflation, a sharp increase in mortgage rates and concerns about an economic recession.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018
First	14%	17%	19%	24%	18%
Second	17%	16%	23%	19%	17%
Third	27%	16%	18%	19%	19%
Fourth	41%	15%	18%	21%	23%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2022	2021	2020	2019	2018
First	8%	11%	14%	16%	12%
Second	9%	9%	20%	20%	15%
Third	8%	6%	21%	16%	14%
Fourth	13%	6%	14%	14%	13%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have been within what we believe to be a normal range, with fiscal 2021 and the first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of strong market conditions. Fiscal 2020 had varying cancellation rates due to the COVID-19 pandemic and its effects. During the third and fourth quarters of fiscal 2022, due to the sharp decline in gross sales and an increase in cancellations, our cancellation rate as a percentage of gross sales increased significantly to 27% and 41%, respectively, which is higher than our historical normal range. Despite the increase in cancellations, due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the fourth quarter of fiscal 2022 was 13%, which is in line with our historical normal range. Market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	October 31,	October 31,	October 31,
(Dollars in thousands)	2022	2021	2020
Northeast: (1)
Total contract backlog	$464,173	$675,031	$542,743
Number of homes	850	1,285	1,283
Southeast:
Total contract backlog	$310,889	$221,425	$146,971
Number of homes	502	421	298
West:
Total contract backlog	$493,617	$742,250	$730,112
Number of homes	834	1,541	1,821
Totals: (1)
Total consolidated contract backlog	$1,268,679	$1,638,706	$1,419,826
Number of homes	2,186	3,247	3,402

(1)	Reflects the reclassification of 14 homes and $7.4 million of contract backlog as of October 31, 2021 from unconsolidated joint ventures to the consolidated Northeast segment. This is related to our acquisition of the remaining assets and liabilities from one of our unconsolidated joint ventures which was dissolved during the fourth quarter of fiscal 2021.

Contract backlog dollars decreased 22.6% as of October 31, 2022 compared to October 31, 2021, and the number of homes in backlog decreased 32.7% for the same period. The decrease in backlog dollars and number of homes for the year ended October 31, 2022 compared to the prior fiscal year was driven by the slower sales environment in the second half of fiscal 2022.

Homebuilding Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Years Ended October 31,
		Variance		Variance
		2022		2021
(Dollars in thousands, except average sales price)		Compared		Compared
	2022	to 2021	2021	to 2020	2020
Northeast
Homebuilding revenue	$1,085,081	$213,990	$871,091	$49,635	$821,456
Income before income taxes	$177,406	$74,510	$102,896	$39,760	$63,136
Homes delivered	1,895	72	1,823	(7)	1,830
Average sales price	$563,640	$95,085	$468,555	$29,425	$439,130
Southeast
Homebuilding revenue	$323,961	$38,303	$285,658	$52,928	$232,730
Income before income taxes	$60,178	$42,414	$17,764	$16,409	$1,355
Homes delivered	650	48	602	54	548
Average sales price	$497,709	$38,893	$458,816	$34,851	$423,965
West
Homebuilding revenue	$1,450,632	$(93,765)	$1,544,397	$327,311	$1,217,086
Income before income taxes	$207,519	$9,176	$198,343	$113,744	$84,599
Homes delivered	2,993	(786)	3,779	471	3,308
Average sales price	$484,078	$75,682	$408,396	$40,776	$367,620

The increase in housing revenues during the year ended October 31, 2022, as compared to the year ended October 31, 2021, was primarily attributed to the increase in average sales price. Housing revenues in fiscal 2022 increased 6.2% on a combined basis across all of our homebuilding segments, and average sales price increased by 19.0% in all such segments combined, excluding unconsolidated joint ventures. Overall, in fiscal 2022 as compared to fiscal 2021, homes delivered decreased 10.7% across all our segments, excluding unconsolidated joint ventures. Homes delivered decreased in fiscal 2022 as compared to fiscal 2021 by 20.8% in the West, partially offset by a 3.9% and 8.0% increase in the Northeast and Southeast, respectively.

The increase in housing revenues during the year ended October 31, 2021, as compared to the year ended October 31, 2020, was primarily attributed to our increased deliveries, from the sustained strong homebuilding market and high demand for new home construction we saw begin in fiscal 2020, and by the increase in average sales price. Housing revenues in fiscal 2021 increased 18.7% on a combined basis across all of our homebuilding segments, and average sales price increased by 8.8% in all such segments combined, excluding unconsolidated joint ventures. Overall, in fiscal 2021 as compared to fiscal 2020, homes delivered increased 9.1% across all our segments, excluding unconsolidated joint ventures. Homes delivered increased in fiscal 2021 as compared to fiscal 2020 by 9.9% and 14.2% in the Southeast and West, respectively, partially offset by a 0.4% decrease in the Northeast.

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 24.6% in fiscal 2022 compared to fiscal 2021 primarily due to a 3.9% increase in homes delivered and a 20.3% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $74.5 million to $177.4 million, which was mainly due to the increase in homebuilding revenues discussed above, a $9.7 million increase in income from unconsolidated joint ventures, and an increase in gross margin percentage, before cost of sales interest expense for fiscal 2022 compared to fiscal 2021.

Homebuilding revenues increased 6.0% in fiscal 2021 compared to fiscal 2020 primarily due to a 6.7% increase in average sales price, partially offset by a 0.4% decrease in homes delivered. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $39.8 million to $102.9 million, which was mainly due to the increase in homebuilding revenues discussed above, a $2.5 million decrease in SGA, a $6.7 million decrease in inventory impairments and land option write offs, and an increase in gross margin percentage, before cost of sales interest expense for fiscal 2021 compared to fiscal 2020.

Southeast – Homebuilding revenues increased 13.4% in fiscal 2022 compared to fiscal 2021 primarily due to an 8.0% increase in homes delivered and an 8.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single-family homes in higher-end submarkets of the segment in fiscal 2022 compared to some communities delivering in fiscal 2021 that had lower priced, smaller single family homes in higher-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $42.4 million to $60.2 million in fiscal 2022 compared to fiscal 2021, mainly due to the increase in homebuilding revenue discussed above, a $14.3 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage, before cost of sales interest expense for fiscal 2022 compared to fiscal 2021.

Homebuilding revenues increased 22.7% in fiscal 2021 compared to fiscal 2020 primarily due to a 9.9% increase in homes delivered, an 8.2% increase in average sales price and a $9.1 million increase in land sales and other revenue. The increase in average sales price was the result of new communities delivering higher priced, larger single-family homes in higher-end submarkets of the segment in fiscal 2021 compared to some communities delivering in fiscal 2020 that had lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $16.4 million to $17.8 million in fiscal 2021 compared to fiscal 2020, mainly due to the increase in homebuilding revenue discussed above, a $1.2 million increase in income from unconsolidated joint ventures and an increase in gross margin percentage, before cost of sales interest expense for fiscal 2021 compared to fiscal 2020.

West – Homebuilding revenues decreased 6.1% in fiscal 2022 compared to fiscal 2021 primarily due to a 20.8% decrease in homes delivered, partially offset by a 18.5% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $9.2 million to $207.5 million in fiscal 2022 compared to the prior year mainly due to an increase in gross margin percentage, before cost of sales interest expense for fiscal 2022 compared to the prior year, partially offset by a $10.9 million increase in inventory impairments and land option write-offs.

Homebuilding revenues increased 26.9% in fiscal 2021 compared to fiscal 2020 primarily due to a 14.2% increase in homes delivered and an 11.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment in fiscal 2021 compared to some communities delivering in fiscal 2020 that had lower priced, smaller single-family homes in lower-end submarkets of the segment that are no longer delivering. Also impacting the increase in average sales price was price increases in certain communities.

Income before income taxes increased $113.7 million to $198.3 million in fiscal 2021 compared to the prior year mainly due to the increase in homebuilding revenues discussed above and an increase in gross margin, percentage before cost of sales interest expense for fiscal 2021 compared to the prior year, partially offset by a $0.9 million increase in inventory impairments and land option write-offs.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities ("MBS") to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2022, 2021 and 2020, our conforming conventional loan originations as a percentage of our total loans were 74.8%, 71.9% and 69.1%, respectively. FHA/VA loans represented 24.1%, 27.4%, and 29.8%, respectively, of our total loans. The remaining 1.1%, 0.7% and 1.1% of our loan originations represent loans which exceed conforming conventions. Realized gains and losses relating to the sale of mortgage loans are recognized when control passes to the buyer of the mortgage.

During the years ended October 31, 2022, 2021 and 2020, financial services provided $19.1 million, $37.6 million and $32.1 million of income before income taxes, respectively. In fiscal 2022, financial services income before income taxes decreased $18.5 million from the prior year primarily due to the decrease in homebuilding deliveries and a decrease in the basis point spread between the loans originated and the implied rate from our sale of the loans. In fiscal 2021, financial services income before income taxes increased $5.5 million from the prior year due to the increase in homebuilding deliveries and an increase in the average price of the loans settled. Also impacting the increase in fiscal 2021 was the increase in the basis point spread between the loans originated and the implied rate from the sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 58.8%, 68.3% and 69.3% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2022, 2021 and 2020, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $4.1 million for the year ended October 31, 2022 compared to the year ended October 31, 2021 and increased $26.1 million for the year ended October 31, 2021 compared to the year ended October 31, 2020. The decrease in expense for fiscal 2022 was primarily due to decreases in compensation expense, mainly related to the grants of phantom stock awards under our 2019 long-term incentive plan ("2019 LTIP"), for which expense is impacted by the change in our stock price each period. The Company's phantom shares issued under the 2019 LTIP are classified as liabilities under the applicable accounting guidance, which requires remeasurement of the awards at each reporting period. During fiscal 2022, the Company experienced a significant decrease in our stock price. As a result, the remeasurement generated a reduction in compensation expense. Conversely during fiscal 2021, the Company experienced a significant increase in our stock price. As a result, the remeasurement generated an increase in compensation expense for fiscal 2021 as compared to fiscal 2020. Had equity-classified shares been utilized for the 2019 LTIP, there would not have been an expense recognized related to the movement in our stock price in fiscal 2021. The increase in expense in fiscal 2021 was further impacted by increases in total variable compensation expenses related to performance-based compensation attributable to improved profitability.

Other Interest

Other interest decreased $30.4 million to $47.3 million for the year ended October 31, 2022 compared to the year ended October 31, 2021 and decreased $26.1 million to $77.7 million for the year ended October 31, 2021 compared to the year ended October 31, 2020. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. In fiscal 2022, other interest decreased as a result of redeeming $100.0 million in principal of our debt (as discussed below) and having less debt in excess of inventory due to an increase in our qualifying assets during the period. In fiscal 2021, the decrease was primarily due to a decrease in interest on nonrecourse mortgages, inventory financing arrangements and total notes payable as compared to the prior fiscal year.

(Loss) Gain on Extinguishment of Debt, Net

On April 29, 2022, we redeemed $100.0 million aggregate principal amount of the 7.75% Senior Secured 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the year ended October 31, 2022, net of the write-off of unamortized discounts, financing costs and fees.

On July 30, 2021, we redeemed in full all $111.2 million aggregate principal amount of the 10.0% Senior Secured Notes due 2022. The aggregate purchase price for this redemption was $111.7 million, which included accrued and unpaid interest. This redemption resulted in a loss on extinguishment of debt of $0.3 million for the year ended October 31, 2021, net of the write-off of unamortized discounts, financing costs and fees.

On August 2, 2021, we redeemed in full all $69.7 million aggregate principal amount of our 10.5% Senior Secured Notes due 2024. The aggregate purchase price for this redemption was $71.9 million, which included accrued and unpaid interest. This redemption resulted in a loss on extinguishment of debt of $3.4 million for the year ended October 31, 2021, net of the write-off of unamortized discounts, financing costs and fees.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures increased $20.2 million for the year ended October 31, 2022 from income of $8.8 million for the year ended October 31, 2021 to income of $29.0 million and decreased $7.8 million for the year ended October 31, 2021 from income of $16.6 million for the year ended October 31, 2020 to income of $8.8 million. The increase in fiscal 2022 was primarily due to the recognition of our share of income from two of our unconsolidated joint ventures based on the joint venture partner achieving certain return hurdles, in compliance with the joint venture agreement, and as a result, the Company was able to recognize a higher share of the unconsolidated joint venture’s income. The decrease in fiscal 2021 was primarily due to the recognition of our share of income from certain of our joint ventures delivering fewer homes in fiscal 2021 compared to fiscal 2020.

Income Taxes

The total income tax expense for the year ended October 31, 2022 was $94.3 million.  The expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss (“NOL”) carryforwards. The total income tax benefit for the year ended October 31, 2021 was $418.0 million. The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets (“DTAs”). The total income tax expense of $4.5 million for the year ended October 31, 2020 was primarily related to state tax expense from income generated in states where we do not have NOL carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for U.S. GAAP purposes, creating a permanent difference.

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

As of October 31, 2022, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Based on our analysis, we determined that the current valuation allowance for deferred taxes was $95.7 million as of October 31, 2022. See Note 11 to the Consolidated Financial Statements for further information.

Deferred tax assets, net, of $344.8 million at October 31, 2022 decreased $80.9 million from October 31, 2021, due to the utilization of our DTAs to offset tax expense on taxable income during fiscal 2022.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2022:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (2)(3)(4)	$1,596,637	$109,987	$219,975	$1,037,821	$228,854
Operating leases (5)	23,753	8,075	10,697	4,981	-
Total	$1,620,390	$118,062	$230,672	$1,042,802	$228,854

(1)

Total contractual obligations exclude our accrual for uncertain tax positions of $0.3 million recorded for financial reporting purposes as of October 31, 2022 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(2)

Represents our senior secured and unsecured term loan credit facilities, senior secured and senior notes and other notes payable and $441.8 million of related interest payments for the life of such debt.

(3)	Does not include $144.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(4)

Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See “Capital Resources and Liquidity.” Also does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2022.

(5)	Lease payments exclude $13.7 million of legally binding minimum lease payments for office leases signed but not yet commenced as of October 31, 2022.

We had outstanding letters of credit and performance bonds of $6.0 million and $234.9 million, respectively, at October 31, 2022, related primarily to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or performance bonds are likely to be drawn upon.

Capital Resources and Liquidity

Overview

Our total liquidity at October 31, 2022 was $457.3 million, including $326.2 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2023 to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $759.3 million on land and land development during fiscal 2022, along with $105.5 million for the $100.0 million partial redemption of our 7.75% Senior Secured 1.125 Lien Notes due 2026. After considering this land and land development spending, debt payment and all other operating activities, including revenue received from deliveries, we had $89.5 million in cash provided from operations. During fiscal 2022, cash used in investing activities was $2.2 million, primarily due to the acquisition of certain fixed assets, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $16.5 million during fiscal 2022, which in addition to the $100.0 million debt redemption mentioned above, was due primarily to net payments related to our mortgage warehouse lines of credit, repurchases of common stock, and the payment of preferred dividends, partially offset by net proceeds from nonrecourse mortgage financings, land banking and model sale leaseback financings during the period. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2022 and 2021 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments, preferred dividend payments, financing transaction costs, debt and equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, model sale leasebacks, land banking transactions, unconsolidated joint ventures, financial service revenues and other revenues.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid expenses and other assets, mortgage loans held for sale, accrued interest, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation and impairments. When we are expanding our operations, inventory levels, prepaid expenses and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory, prepaid expenses and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes, net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations.

See “Inventories” below for a detailed discussion of our inventory position.

Debt Transactions

Senior notes and credit facilities balances as of October 31, 2022 and October 31, 2021, were as follows:

	October 31,	October 31,
(In thousands)	2022	2021
Senior Secured Notes	$853,093	$953,093
Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (1)	$-	$-
Less: Net (discounts), premiums and unamortized debt issuance costs	$(8,305)	$(6,479)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,146,547	$1,248,373

(1) At October 31, 2022, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023.  As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2022 (except for the 8.0% Senior Notes due 2027 which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each quarter of fiscal 2022. As discussed above, market conditions remain uncertain and it is difficult to predict how strongly our business will be adversely impacted or if and when we may be restricted under our Debt Instruments from continuing to pay dividends on our preferred stock.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time (for example, we redeemed $100 million aggregate principal amount of our senior secured notes during the second quarter of fiscal 2022). We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $144.8 million and $125.1 million, net of debt issuance costs, at October 31, 2022 and October 31, 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $418.9 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 6.7% and 4.4% at October 31, 2022 and October 31, 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2022 and 2021, we had an aggregate of $94.3 million and $134.9 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of these agreements and facilities.

Equity

On September 1, 2022, our Board of Directors terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the year ended October 31, 2022, we repurchased 312,471 shares, with a market value of $12.2 million, or $39.12 per share, which were added to treasury stock. There were no shares purchased during the year ended October 31, 2021 or 2020. As of October 31, 2022, $37.8 million of our Class A common stock is available to repurchase under our share repurchase program. (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2022 we paid dividends of $10.7 million in the aggregate on the Series A preferred stock. In fiscal 2021 and 2020, we did not pay any dividends on the Series A preferred stock due to covenant restrictions in our debt instruments.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of October 31, 2022 and 2021, we had investments in six and nine unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. Our unconsolidated joint ventures had total combined assets of $615.2 million and $611.8 million at October 31, 2022 and 2021, respectively. Our investments in unconsolidated joint ventures totaled $74.9 million and $60.9 million at October 31, 2022 and 2021, respectively. The increase in investments of $14.0 million during fiscal 2022 was primarily due to income recorded from one of our unconsolidated joint ventures, partially offset by partner distributions.

As of October 31, 2022 and 2021, our unconsolidated joint ventures had outstanding debt totaling $34.9 and $74.0 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. Although we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay the outstanding debt or to support the value of the collateral underlying the outstanding debt. Our guarantees are limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material.

We determined that none of our joint ventures were a variable interest entity. All our unconsolidated joint ventures were accounted for under the equity method because we did not have a controlling financial interest. See Notes 19 and 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of joint ventures and variable interest entities.

Inventories

Total inventory, excluding consolidated inventory not owned, increased $55.0 million during the year ended October 31, 2022, from October 31, 2021. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $25.2 million, in the Southeast by $1.1 million and in the West by $28.7 million. These inventory fluctuations were primarily attributable to new land purchases and land development, partially offset by home deliveries and land sales during the period. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at October 31, 2022 are expected to be closed during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $209.9 million during fiscal 2022. The increase was primarily due to an increase in land banking transactions along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheet, at October 31, 2022, included inventory of $260.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $151.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Consolidated Balance Sheet, at October 31, 2022, included inventory of $48.5 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $51.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2022, we had total cash deposits of $180.8 million to purchase land and lots with a total purchase price of $1.9 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

The following tables summarize home sites included in our total residential real estate:

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2022:
Northeast	15,022	850	14,172
Southeast	4,721	502	4,219
West	12,057	834	11,223
Consolidated total	31,800	2,186	29,614
Unconsolidated joint ventures (1)	3,355	2,524	831
Owned	9,022	1,525	7,497
Optioned	22,496	379	22,117
Construction to permanent financing lots	282	282	-
Consolidated total	31,800	2,186	29,614
Lots controlled by unconsolidated joint ventures	3,355	2,524	831

October 31, 2021:
Northeast	13,972	1,285	12,687
Southeast	3,779	421	3,358
West	13,492	1,541	11,951
Consolidated total	31,243	3,247	27,996
Unconsolidated joint ventures (1)	4,030	2,288	1,742
Owned	10,451	2,624	7,827
Optioned	20,423	254	20,169
Construction to permanent financing lots	369	369	-
Consolidated total	31,243	3,247	27,996
Lots controlled by unconsolidated joint ventures	4,030	2,288	1,742

(1) Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities. The increase in unsold homes was primarily due to a conscious effort to increase our number of started unsold homes per community to provide buyers the opportunity to close quickly, and to lock in a lower mortgage rate, thereby making our homes more affordable and creating certainty as mortgage rates continued to rise through fiscal 2022.

	October 31, 2022			October 31, 2021
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	92	32	124	42	41	83
Southeast	72	5	77	24	22	46
West	516	22	538	121	41	162
Total	680	59	739	187	104	291
Started or completed unsold homes and models per active selling communities(1)	5.6	0.5	6.1	1.5	0.8	2.3

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 121 and 124 at October 31, 2022 and 2021, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets consist primarily of residential mortgage receivables held for sale of which $108.6 million and $149.2 million at October 31, 2022 and 2021, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2021 was primarily related to a decrease in the volume of loans originated during the fourth quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021, slightly offset by an increase in the average loan value.

Financial Services liabilities decreased $46.6 million from $182.2 million at October 31, 2021, to $135.6 million at October 31, 2022. The decrease was primarily due to the decrease in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the decrease in the volume of mortgage loans held for sale during the year.

Inflation

The annual rate of inflation in the United States hit 7.7% in October 2022, nearly the highest in more than three decades, as measured by the Consumer Price Index ("CPI"). Inflation has a long-term effect, because increasing costs of land, materials and labor results in increasing the sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 57.4% of our homebuilding cost of sales for fiscal year 2022.

For the second half of fiscal year 2022, continued elevated inflation created economic uncertainty that led to a quick and sharp rise in interest rates, which in turn increased mortgage rates, and adversely impacted our home sales.

Critical Accounting Policies

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest, construction overhead and property taxes. Construction costs are accumulated during the period of construction and charged to cost of sales under the specific identification method. Land, land development and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We record inventories on our Consolidated Balance Sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which consists of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” We regularly review communities to determine if mothballing is appropriate.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined basis, or quarterly schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606, these transactions are considered financings rather than sales.

The recoverability of inventories and other long-lived assets is assessed in accordance with ASC 360, “Property, Plant and Equipment.” ASC 360 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. We evaluate impairment at the individual community level, which is the lowest level of discrete cash flows that are available.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price, net of sales incentives), and/or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly. As part of this process, we prepare detailed budgets for all of our communities at least semi-annually and identify those communities with a projected operating loss. For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, sales absorption pace and selling strategies, could materially impact future cash flow and fair-value estimates. Due to the number of scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment is recorded. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by calculating the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed not probable that the optioned property will be acquired.

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing the land. Land held for sale is recorded at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment. In accordance with ASC 323, “Investments - Equity Method and Joint Ventures,” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. Our insurance coverage generally includes deductibles either in the aggregate or on a per-claim basis, with the exception of workers’ compensation insurance, which does not have a deductible. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and consideration of the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740, for more likely than not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events, changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries;
●	Fluctuations in interest rates and the availability of mortgage financing;
●	Adverse weather and other environmental conditions and natural disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of, subcontractors;
●	Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;
●	Increases in cancellations of agreements of sale;
●	Increases in inflation;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Loss of key management personnel or failure to attract qualified personnel; and
●	The outbreak and spread of COVID-19 and the measures that governments, agencies, law enforcement and/or health authorities implement to address it, as well as continuing macroeconomic effects of the pandemic.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long term-debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of October 31, 2022, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of October 31, 2022 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	10/31/2022
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$943,683	$39,551	$171,618	$1,154,852	$1,108,253

Weighted-average interest rate	-%	-%	-%	10.10%	5.00%	7.37%	9.52%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.

(2) Does not include $144.8 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. Does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2022. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 55.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2022. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2022 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 28, 2023, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	65	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
J. Larry Sorsby	67	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	52	Senior Vice President, Treasurer and Chief Accounting Officer	2004

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 28, 2023.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Class A common stock securities to be issued upon exercise of outstanding options, warrants and rights (1)(4)	Number of Class B common stock securities to be issued upon exercise of outstanding options, warrants and rights (1)(4)	Weighted average exercise price of outstanding Class A common stock options, warrants and rights (2)	Weighted average exercise price of outstanding Class B common stock options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (5)
	(a)	(a)	(b)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders:	725,360	624,932	$44.64	$53.21	558,566
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	725,360	624,932	$44.64	$53.21	558,566

(1) Includes the maximum number of shares that are potentially issuable under the market share units granted in fiscal years 2018 and 2019 under the Company's 2012 Amended and Restated Stock Incentive Plan, subject to vesting. Also includes the maximum number of shares that are potentially issuable under the performance share units granted in fiscal years 2020 through 2022 and the maximum number of shares that are potentially issuable under the 2021 and 2022 Long-Term Incentive programs under the Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan.

(2) Does not take into account 476,869 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (1) above, nor 28,549 shares of restricted stock vested but not yet issued nor 118,983 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.

(3) Does not take into account 493,088 shares that may be issued upon the vesting of the performance-based awards discussed in (1) above nor 18,744 shares of restricted stock vested but not yet issued nor 47,500 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.

(4) These shares include 6,399 shares of Class A common stock and 12,000 shares of Class B common stock that may be issued upon exercise of outstanding options with exercise prices greater than $150.00 per share.

(5) Under the Company’s equity compensation plans, securities may be issued in either Class A common stock or Class B common stock.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 28, 2023.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Further information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 28, 2023.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
3(b)	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 of the Registrant).
4(a)	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on March 29, 2019).
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

4(v)	Description of the Registrant’s securities.
4(w)	Fourth Supplemental Indenture, dated as of March 25, 2020, relating to the additional 11.25% Senior Secured 1.5 Lien Notes due 2026, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of the additional 11.25% Senior Secured 1.5 Lien Notes due 2026 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant field on March 26, 2020).
10(a)

Second Amendment, dated as of August 19, 2022, to the Credit Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on August 22, 2022).

10(b)

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
10(j)*

Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant).

10(k)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant).

10(l)*	Executive Deferred Compensation Plan as amended and restated on January 1, 2022.
10(m)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 of the Registrant).

10(n)*	Form of 2018 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 of the Registrant).
10(o)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 of the Registrant).

10(p)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(q)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(r)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed on February 4, 2019).

10(s)*	Form of 2020 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(t)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant).

10(u)*

Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(v)*

Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(w)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(x)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(y)*

Director Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(z)*

Market Share Unit Agreement Class A (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(aa)*

Market Share Unit Agreement Class B (Pre-tax Profit Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(bb)*

Market Share Unit Agreement Class A (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(cc)*

Market Share Unit Agreement Class B (Stock Multiplier Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(dd)*

Market Share Unit Agreement Class A (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ee)*

Market Share Unit Agreement Class B (Community Count Performance Vesting) (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(ff)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(gg)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(hh)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(ii)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(jj)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(kk)

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

10(ll)

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

10(mm)

1.125 Lien Trademark Security Agreement, dated as of October 31, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(nn)

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

10(oo)

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

10(pp)

1.25 Lien Trademark Security Agreement, dated as of October 31, 2019, by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(qq)

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

10(rr)

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

10(ss)

1.5 Lien Trademark Security Agreement, dated as of October 31, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.5 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(tt)

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

10(uu)

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

10(vv)

1.75 Lien Trademark Security Agreement, dated as of December 10, 2019, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as 1.75 Lien Pari Passu Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(ww)

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

10(xx)

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

10(yy)

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

10(zz)

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

10(aaa)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(bbb)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(ccc)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(ddd)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(eee)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(fff)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(ggg)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(hhh)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(iii)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(jjj)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(kkk)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(lll)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).

10(mmm)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 of the Registrant).
10(nnn)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 of the Registrant).
10(ooo)*	Second Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2022).
10(ppp)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(qqq)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(rrr)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(sss)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(ttt)*	Form of 2022 Performance Share Unit Agreement – Land Light Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(uuu)*	Form of 2022 Performance Share Unit Agreement – National Contracts Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(vvv)*	Form of 2022 Performance Share Unit Agreement – KHDS Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(www)*	Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(xxx)*	Director Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(yyy)*	Form of 2019 Associate Market Share Unit Agreement (Class A).
10(zzz)*	Form of 2019 Associate Market Share Unit Agreement (Class A).
10(aaaa)*	Form of 2019 Associate Market Share Unit Agreement - Pre-tax Profit Performance Vesting (Class A).
10(bbbb)*	Form of 2019 Associate Market Share Unit Agreement - Pre-tax Profit Performance Vesting (Class B).
10(cccc)*	Form of 2019 Associate Market Share Unit Agreement – Community Count Performance Vesting (Class A).
10(dddd)*	Form of 2019 Associate Market Share Unit Agreement – Community Count Performance Vesting (Class B).
10(eeee)*	Form of 2019 Associate Incentive Stock Option Agreement – Premium Priced (Class A).
10(ffff)*	Form of 2019 Associate Non-Qualified Stock Option Agreement – Premium Priced (Class B).
10(gggg)*	Form of 2019 Associate Incentive Stock Option Agreement (Class A).
10(hhhh)*	Form of 2019 Associate Non-Qualified Stock Option Agreement (Class B).
10(iiii)*	Form of 2019 Restricted Share Unit Agreement (Class A).
10(jjjj)*	Form of 2019 Director Restricted Share Unit Agreement (Class A).
10(kkkk)*	Form of 2016 Non-Qualified Stock Option Agreement (Class B).
10(llll)*	Form of 2021 Associate Restricted Share Unit Agreement (Class A).
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2022, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2022 and October 31, 2021, (ii) the Consolidated Statements of Operations for the years ended October 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2022, 2021 and 2020 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2022, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
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
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 19, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 19, 2022, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2022 and 2021, the related consolidated statements of operations, equity (deficit), and cash flows, for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Valuation of inventory: sold and unsold homes and lots under development and land held for future development or sale – Refer to Notes 3 and 12 in the financial statements

Critical Audit Matter Description

Sold and unsold homes and lots under development includes all construction, land, capitalized interest and land development costs related to started homes and land under development in the Company’s active communities. Land held for future development or sale includes all costs related to land in the Company’s communities in planning or mothballed communities. Inventories are recorded at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Management assesses inventory for indicators of impairment at the individual community level on a quarterly basis.

In conducting the review for impairment indicators, management evaluates certain qualitative and quantitative factors at the community levels. This includes, but is not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sale price net of sale incentives), or actual or projected operating or cash flow losses.

Given the subjectivity in determining whether further impairment analysis is required for a community, management exercises significant judgment when evaluating indicators of impairment and the undiscounted cash flow analyses, as applicable. Accordingly, auditing management’s judgments regarding the identification of impairment indicators and the key assumptions used in the undiscounted cash flow analyses involved especially subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification of impairment indicators and undiscounted cash flows analyses included the following, among others:

●

We tested the effectiveness of controls over management’s evaluation of the impairment indicator analysis, including controls over key inputs into the analysis such as management’s forecast, and controls over management’s review of any undiscounted cash flows analyses for communities identified with impairment indicators, if applicable.

●	We evaluated management's process for identifying qualitative and quantitative impairment indicators by community and whether management appropriately considered such indicators.

●	We conducted a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by management.

●

We evaluated the reasonableness of the key assumptions and estimates used in management’s undiscounted cash flow analyses by comparing the assumptions to historical information, if applicable. For any communities without historical information available, we compared management’s estimates to historical estimates for similar communities, taking into consideration factors such as location, size, and type of community.

●

We evaluated the significant assumptions used in the Company’s evaluation of impairment by comparing the assumptions to actual recent home sales and closings in that community along with external analyst and industry reports for the respective geography.

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 19, 2022

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
(In thousands, except per share data)	2022	2021

ASSETS
Homebuilding:
Cash and cash equivalents	$326,198	$245,970
Restricted cash and cash equivalents	13,382	16,089
Inventories:
Sold and unsold homes and lots under development	1,058,183	1,019,541
Land and land options held for future development or sale	152,406	135,992
Consolidated inventory not owned	308,595	98,727
Total inventories	1,519,184	1,254,260
Investments in and advances to unconsolidated joint ventures	74,940	60,897
Receivables, deposits and notes, net	37,837	39,934
Property and equipment, net	25,819	18,736
Prepaid expenses and other assets	63,884	56,186
Total homebuilding	2,061,244	1,692,072

Financial services	155,993	202,758

Deferred tax assets, net	344,793	425,678
Total assets	$2,562,030	$2,320,508

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$144,805	$125,089
Accounts payable and other liabilities	439,952	426,381
Customers’ deposits	74,020	68,295
Liabilities from inventory not owned, net of debt issuance costs	202,492	62,762
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,146,547	1,248,373
Accrued interest	32,415	28,154
Total homebuilding	2,040,231	1,959,054

Financial services	135,581	182,219

Income taxes payable	3,167	3,851
Total liabilities	2,178,979	2,145,124

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2022 and October 31, 2021	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,159,886 shares at October 31, 2022 and 6,066,164 shares at October 31, 2021	62	61
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 733,374 shares at October 31, 2022 and 686,876 shares at October 31, 2021	7	7
Paid in capital - common stock	727,663	722,118
Accumulated deficit	(352,413)	(567,228)
Treasury stock - at cost – 782,901 shares of Class A common stock at October 31, 2022 and 470,430 shares at October 31, 2021; 27,669 shares of Class B common stock at October 31, 2022 and October 31, 2021	(127,582)	(115,360)
Total Hovnanian Enterprises, Inc. stockholders’ equity	383,036	174,897
Noncontrolling interest in consolidated joint ventures	15	487
Total equity	383,051	175,384
Total liabilities and equity	$2,562,030	$2,320,508

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands, except per share data)	2022	2021	2020
Revenues:
Homebuilding:
Sale of homes	$2,840,454	$2,673,710	$2,252,029
Land sales and other revenues	20,237	27,455	19,710
Total homebuilding	2,860,691	2,701,165	2,271,739
Financial services	61,540	81,692	72,162
Total revenues	2,922,231	2,782,857	2,343,901

Expenses:
Homebuilding:
Cost of sales, excluding interest	2,137,063	2,110,196	1,848,486
Cost of sales interest	85,240	84,100	74,330
Inventory impairments and land option write-offs	14,076	3,630	8,813
Total cost of sales	2,236,379	2,197,926	1,931,629
Selling, general and administrative	193,536	169,892	161,261
Total homebuilding expenses	2,429,915	2,367,818	2,092,890

Financial services	42,419	44,129	40,060
Corporate general and administrative	102,618	106,694	80,553
Other interest	47,343	77,716	103,801
Other expenses, net	2,421	1,740	1,096
Total expenses	2,624,716	2,598,097	2,318,400
(Loss) gain on extinguishment of debt, net	(6,795)	(3,748)	13,337
Income from unconsolidated joint ventures	29,033	8,849	16,565
Income before income taxes	319,753	189,861	55,403
State and federal income tax provision (benefit):
State	34,199	(82,348)	4,475
Federal	60,064	(335,608)	-
Total income taxes	94,263	(417,956)	4,475
Net income	$225,490	$607,817	$50,928
Less: preferred stock dividends	10,675	-	-
Net income available to common stockholders	$214,815	$607,817	$50,928

Per share data:
Basic:
Net income per common share	$30.31	$87.50	$7.48
Weighted-average number of common shares outstanding	6,437	6,287	6,189
Assuming dilution:
Net income per common share	$29.00	$85.86	$7.03
Weighted-average number of common shares outstanding	6,728	6,395	6,584

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	A Common Stock		B Common Stock		Preferred Stock
(In thousands, except share data)	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total
Balance, October 31, 2019	5,503,297	$60	622,694	$7	5,600	$135,299	$715,504	$(1,225,973)	$(115,360)	$687	$(489,776)
Stock options, amortization and issuances							387				387
Restricted stock amortization, issuances and forfeitures	14,310		1,796				2,219				2,219
Conversion of Class B to Class A common stock	2,273		(2,273)								-
Changes in noncontrolling interest in consolidated joint ventures										148	148
Net income								50,928			50,928
Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)
Stock options, amortization and issuances	42,204		5,368				(41)				(41)
Restricted stock amortization, issuances and forfeitures	33,564	1	31,708				4,049				4,050
Conversion of Class B to Class A common stock	86		(86)								-
Changes in noncontrolling interest in consolidated joint ventures										(348)	(348)
Net income								607,817			607,817
Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384
Stock options, amortization and issuances	2,316						120				120
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	91,263	1	46,641				5,425				5,426
Conversion of Class B to Class A common stock	143		(143)								-
Changes in noncontrolling interest in consolidated joint ventures										(472)	(472)
Share repurchases	(312,471)								(12,222)		(12,222)
Net income								225,490			225,490
Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$225,490	$607,817	$50,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,457	5,280	5,304
Stock-based compensation	10,276	7,668	2,779
Amortization of debt discounts, premiums and deferred financing costs	376	242	1,891
(Gain) loss on sale of property and assets	(34)	92	(81)
Income from unconsolidated joint ventures	(29,033)	(8,849)	(16,565)
Distributions of earnings from unconsolidated joint venture	3,990	9,709	35,387
Loss (gain) on extinguishment of debt	6,795	3,748	(13,337)
Noncontrolling interest in consolidated joint ventures	270	430	148
Inventory impairments and land option write-offs	14,076	3,630	8,813
(Increase) decrease in assets:
Inventories	(279,000)	(35,514)	87,897
Receivables, deposits and notes	(2,632)	(3,016)	20,519
Origination of mortgage loans	(1,205,604)	(1,490,099)	(1,306,279)
Sale of mortgage loans	1,245,408	1,443,355	1,367,903
Deferred tax assets	80,885	(425,678)	-
Increase (decrease) in liabilities:
Accounts payable, accrued interest and other liabilities	7,705	71,370	33,576
Customers’ deposits	5,725	20,009	12,414
State income tax payable	(684)	19	1,531
Net cash provided by operating activities	89,466	210,213	292,828
Cash flows from investing activities:
Proceeds from sale of property and assets	63	32	112
Purchase of property, equipment, and other fixed assets	(12,592)	(5,942)	(3,380)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	35	(16,550)	(19,924)
Distributions of capital from unconsolidated joint ventures	10,342	31,456	25,332
Net cash (used in) provided by investing activities	(2,152)	8,996	2,140
Cash flows from financing activities:
Proceeds from mortgages and notes	438,883	252,930	278,577
Payments related to mortgages and notes	(418,383)	(262,609)	(348,371)
Proceeds from model sale leaseback financing programs	35,030	7,606	19,200
Payments related to model sale leaseback financing programs	(14,857)	(23,677)	(23,646)
Proceeds from land bank financing programs	189,952	35,282	68,060
Payments related to land bank financing programs	(68,746)	(88,458)	(73,999)
Proceeds from partner distributions to consolidated joint venture	40	40	-
Payments for partner distributions to consolidated joint venture	(782)	(818)	-
Net (payments) proceeds related to mortgage warehouse lines of credit	(40,618)	47,744	(53,077)
Net borrowings from senior secured credit facility	-	-	125,000
Payments related to senior secured credit facility	-	-	(125,000)
Payments related to senior secured notes	(103,875)	(182,726)	(21,240)
Preferred dividends paid	(10,675)	-	-
Repurchases of common stock	(12,222)	-	-
Deferred financing costs from land banking financing programs and note issuances	(10,267)	(2,587)	(13,278)
Net cash used in financing activities	(16,520)	(217,273)	(167,774)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	70,794	1,936	127,194
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	311,396	309,460	182,266
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$382,190	$311,396	$309,460

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$44,872	$87,227	$89,484
Income taxes	$14,062	$7,669	$3,013

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$326,198	$245,970	$262,489
Homebuilding: Restricted cash and cash equivalents	13,382	16,089	14,731
Financial Services: Cash and cash equivalents, included in financial services assets	6,468	5,819	4,854
Financial Services: Restricted cash and cash equivalents, included in financial services assets	36,142	43,518	27,386
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$382,190	$311,396	$309,460

See notes to consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

In the third and fourth quarters of fiscal 2021, we acquired the remaining assets of certain of our unconsolidated joint ventures, resulting in a $26.6 million reduction in our investment in the joint ventures and a corresponding increase to inventory.

In accordance with the adoption of Accounting Standards Codification ("ASC") 842, "Leases" ("ASC 842"), in the first quarter of fiscal 2020, we recorded a beginning operating right-of-use lease asset ("ROU asset") of $23.3 million and an operating right-of-use lease liability of $24.4 million.

In the first quarter of fiscal 2020, K. Hovnanian, the issuer of our notes, completed a debt for debt exchange whereby it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 in exchange for $23.2 million in aggregate principal amount of its outstanding 10.0% Senior Secured Notes due 2022 and $141.7 million in aggregate principal amount of its outstanding 10.5% Senior Secured Notes due 2024. K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its unsecured term loans for $81.5 million in aggregate principal amount of 1.75 Lien secured term loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (see Note 9).

In the second quarter of fiscal 2020, K. Hovnanian, the issuer of the notes, completed a debt for debt exchange whereby it issued $59.1 million aggregate principal amount of additional 11.25% 1.5 Lien Notes due 2026 in exchange for $59.1 million aggregate principal amount of 10.0% Senior Secured Notes due 2022 Notes (see Note 9).

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all its consolidated subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends October 31. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by HEI, directly or indirectly. One of HEI's subsidiaries owned a 99% controlling interest in a consolidated joint venture and therefore HEI was required to consolidate the joint venture within its Consolidated Financial Statements. The 1% that we did not own was accounted for as a noncontrolling interest. On October 31, 2022, HEI purchased the 1% interest from the equity partner, resulting in 100% ownership as of October 31, 2022. Another one of HEI's subsidiaries owns an 80% controlling interest in a consolidated joint venture, and therefore HEI is required to consolidate the joint venture within its Consolidated Financial Statements. The 20% that HEI does not own is accounted for as a noncontrolling interest.

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and its financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under ASC 280 "Segment Reporting", including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments and determined that, in addition to our financial services segment, we now had three reportable homebuilding segments comprised of (1) Northeast, (2) Southeast and (3) West. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. Homebuilding operations comprise the substantial part of our business, representing approximately 98% of consolidated revenues for the year ended October 31, 2022 and 97% for each of the years ended October 31, 2021 and 2020. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and West Virginia, including in 121 consolidated active selling communities at October 31, 2022. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

See Note 10 “Operating and Reporting Segments” for further disclosure of our reportable segments.

3. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the Consolidated Financial Statements.

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when control is transferred to the buyer, which occurs when the buyer takes title to and possession of the home and there is no continuing involvement. From time to time as market conditions warrant, the Company offers sales incentives which enable customers to reduce the base price of a home or to reduce the price of options. These incentives are recorded as a reduction of revenue in accordance with ASC 606.

Income Recognition from Mortgage Loans - Our financial services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans.

We elected the fair value option for our mortgage loans held for sale in accordance with ASC 825, “Financial Instruments,” which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting because it mitigates volatility in reported earnings and by measuring the fair value of loans and the derivative instruments used to economically hedge them, we do not have to apply complex hedge accounting provisions.

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

Cash and Cash Equivalents - Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2022 and 2021, $13.4 million and $15.7 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customers' deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, senior secured revolving credit facility, accrued interest, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes. The fair value of the senior secured revolving credit facility, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities or when not available, are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. The fair value of all of our other financial instruments approximates their carrying amounts.

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest, construction overhead and property taxes. Construction costs are accumulated during the period of construction and charged to cost of sales under the specific identification method. Land, land development and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed for each product type.

We record inventories on our Consolidated Balance Sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which consists of model homes financed with an investor and inventory related to land banking arrangements accounted for as financings.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale.” During fiscal 2022, we re-activated four previously mothballed communities. As of October 31, 2022 and 2021, the net book value associated with our two and six total mothballed communities were $1.4 million and $4.3 million, respectively, which was net of impairment charges recorded in prior periods of $20.3 million and $57.5 million, respectively.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2022 and 2021, included inventory of $48.5 million and $32.5 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $51.2 million and $31.5 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2022 and 2021, included inventory of $260.1 million and $66.2 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $151.3 million (net of debt issuance costs) and $31.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The recoverability of inventories and other long-lived assets is assessed in accordance with ASC 360, “Property, Plant and Equipment.” ASC 360 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on the undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. We evaluate impairment at the individual community level, which is the lowest level of discrete cash flows that are available.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price, net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly. As part of this process, we prepare detailed budgets for all of our communities at least semi-annually and identify those communities with a projected operating loss. For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

The projected operating profits, losses or cash flows of each community can be significantly impacted by our estimates of the following:

●	future base selling prices;
●	future home sales incentives;
●	future home construction and land development costs; and
●	future sales absorption pace and cancellation rates.

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of each quarter, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

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

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, sales absorption pace and selling strategies, could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment is recorded. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written down to its fair value. We determine the estimated fair value of each community by calculating the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from third parties. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits, approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed not probable that the optioned property will be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant in comparison to the total costs written off.

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing the land. Land held for sale is recorded at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at  October 31, 2022 and 2021. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from third parties.

Warranty Costs and Construction Defect Reserves - We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2022 and 2021, our deductible under our general liability insurance was $25.0 million and $20.0 million, respectively, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2022 and 2021 was $0.5 million, up to a $5.0 million limit in California and $0.25 million, up to a $5.0 million limit in all other states. Our aggregate retention for construction defect, warranty and bodily injury claims was $25.0 million for fiscal 2022 and $20.0 million for fiscal 2021. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liabilities, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and control is transferred to the buyer.

Interest - Interest attributable to properties under development during the land development and home construction period is capitalized and then expensed in cost of sales as the related inventories are sold. Interest that does not qualify for capitalization is expensed as incurred in “Other interest.”

Interest costs incurred, expensed and capitalized were as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2022	2021	2020
Interest capitalized at beginning of year	$58,159	$65,010	$71,264
Plus interest incurred(1)	134,024	155,514	176,457
Less cost of sales interest expensed	(85,240)	(84,100)	(74,330)
Less other interest expensed(2)(3)	(47,343)	(77,716)	(103,801)
Less interest contributed to unconsolidated joint venture(4)	-	(3,667)	(4,580)
Plus interest acquired from unconsolidated joint venture(5)	-	3,118	-
Interest capitalized at end of year(6)	$59,600	$58,159	$65,010

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $28.6 million, $57.1 million and $61.9 million for the years ended October 31, 2022, 2021 and 2020, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred. This component of other interest was $18.8 million, $20.6 million and $41.9 million for the years ended October 31, 2022, 2021 and 2020, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2022	2021	2020
Other interest expensed	$47,343	$77,716	$103,801
Interest paid by our mortgage and finance subsidiaries	1,790	2,102	2,165
(Increase) decrease in accrued interest	(4,261)	7,409	(16,482)
Cash paid for interest, net of capitalized interest	$44,872	$87,227	$89,484

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

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments and land option write-offs” if we determine we will not exercise the option. In accordance with ASC 810, “Consolidation,” we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.” If the options are with variable interest entities ("VIEs") and we are the primary beneficiary or the options have terms that require us to record it as financing, then we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment. In accordance with ASC 323, “Investments - Equity Method and Joint Ventures,” we assess our investments in unconsolidated joint ventures for recoverability quarterly, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. There were no write-downs for any periods presented.

Debt Issuance Costs - Costs associated with borrowings under our credit facilities and term loans and the issuance of senior secured and senior notes are capitalized and amortized over the term of each note’s issuance. The capitalized costs are recorded as a contra liability within our debt balances, except for the revolving credit facility costs, which are recorded as a prepaid expense.

Debt Issued at a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized utilizing the effective interest method over the term of the note and recorded as a component of "Other interest" in the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred, primarily to "Selling, general and administrative" homebuilding expense in the Consolidated Statements of Operations. During the years ended October 31, 2022, 2021 and 2020, advertising expenses totaled $10.6 million, $9.8 million and $12.9 million, respectively.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover deferred tax assets. In accordance with ASC 740, “Income Taxes,” we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires an assessment of whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740, for more-likely-than-not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and the income tax provision in the period in which an uncertain tax position is effectively settled, or the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to "Income taxes" in the Consolidated Statement of Operations for the period in which they are determined. In addition, we record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Prepaid Expenses - Prepaid expenses that relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, interest rate buydowns, etc.) are amortized to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Allowance for Credit Losses – We regularly review our receivable balances, which are included in "Receivables, deposits and notes" on the Consolidated Balance Sheets, for collectability. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company. The allowance for credit losses were $12.7 million and $10.5 million at October 31, 2022 and 2021, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2022 and 2021, we recorded $0.3 million and $1.5 million, respectively, in recoveries. During fiscal 2022, we recorded $2.5 million of additional reserves. There were no additional reserves recorded in fiscal 2021. There were no write-offs in fiscal 2022 and 2021.

Stock-Based Compensation - We account for our stock-based awards under ASC 718, “Compensation - Stock Compensation,” which requires a fair-value based method to determine the estimated cost of an award. Compensation cost for stock-based awards is measured on the grant date. We recognize compensation cost for time-based awards ratably over the vesting period and performance-based awards ratably over the vesting period when it is probable that the stated performance target will be achieved. Forfeitures of stock-based awards are recognized as they occur.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the "numerator") by the weighted-average number of common shares outstanding, adjusted for participating securities (the "denominator") for the period. Contingently issuable shares are included in basic earnings per share as of the date that all necessary vesting conditions have been satisfied. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options and nonvested shares of restricted stock units ("RSUs"). Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

All shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods where we have net income.

Recent Accounting Pronouncements - In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional expedients to ease the potential accounting burden on contracts affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. This guidance was effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively from now through December 31, 2022. The Company is currently evaluating the potential impact, but we do not expect the adoption of this guidance to have material impact on our Consolidated Financial Statements.

4.	Leases

We rent certain office space for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842. In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office lease terms are typically from three to five years and generally contain renewal options. In accordance with ASC 842, our lease terms include renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining the incremental borrowing rate, we consider the lease period and our collateralized borrowing rates.

Our lease population at October 31, 2022 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices. As allowed by ASC 842, we made an accounting policy election to not record leases with an initial term of 12 months or less on our Consolidated Balance Sheets.

Lease costs are included in our Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Year Ended October 31,
(In thousands)	2022	2021	2020
Operating lease costs	$10,483	$10,521	$10,507
Cash payments on lease liabilities	$9,605	$9,598	$9,257

ROU assets are classified within "Prepaid expenses and other assets" on our Consolidated Balance Sheets, while lease liabilities are classified within "Accounts payable and other liabilities." The Company recorded a net increase to both its ROU assets and lease liabilities of $9.9 million as a result of new leases and lease renewals that commenced during the year ended October 31, 2022. The following table contains additional information about our leases:

(In thousands)	2022	2021
ROU assets	$17,899	$17,844
Lease liabilities	$18,862	$18,952
Weighted-average remaining lease term (in years)	3.5	3.1
Weighted-average discount rate	9.5%	9.4%

Maturities of our operating lease liabilities as of October 31, 2022 are as follows:

Fiscal Year Ended October 31,	(In thousands)
2023	$8,075
2024	5,892
2025	4,805
2026	3,161
2027 and thereafter	1,820
Total operating lease payments (1)	23,753
Less: imputed interest	(4,891)
Present value of operating lease liabilities	$18,862

(1) Lease payments exclude $13.7 million of legally binding minimum lease payments for office leases signed but not yet commenced as of October 31, 2022. The related ROU asset and operating lease liability are not reflected on the Company's balance sheet as of October 31, 2022.

5. Property and Equipment

Homebuilding property and equipment consists of land and land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property and equipment balances as of October 31, 2022 and 2021 were as follows:

	October 31,
(In thousands)	2022	2021

Land and land improvements	$1,639	$1,639
Buildings	9,497	9,497
Building improvements	22,220	15,478
Furniture	4,363	4,214
Equipment, including capitalized software	40,002	36,467
Property and equipment	77,721	67,295
Less: accumulated depreciation	(51,902)	(48,559)
Property and equipment, net	$25,819	$18,736

6. Restricted Cash and Customers' Deposits

Homebuilding "Restricted cash and cash equivalents" on the Consolidated Balance Sheets totaled $13.4 million and $16.1 million as of October 31, 2022 and 2021, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 9).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Consolidated Balance Sheets, totaled $36.1 million and $43.5 million as of October 31, 2022 and 2021, respectively. Included in these balances were (1) financial services customers’ deposits of $29.7 million and $40.7 million as of October 31, 2022 and 2021, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $6.4 million and $2.8 million as of October 31, 2022 and 2021, respectively.

Homebuilding "Customers’ deposits" are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans held for sale are recorded at fair value with the changes in the value recognized in the Consolidated Statements of Operations in “Financial services” revenue. We currently use forward sales of  MBS, interest rate commitments from borrowers and mandatory and/or best-efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments.

At October 31, 2022 and 2021, $92.5 million and $136.5 million, respectively, of mortgage loans held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Consolidated Balance Sheets. At both  October 31, 2022 and 2021, we had reserves specifically for 14 identified mortgage loans, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2022 and 2021 was as follows:

	Year Ended
	October 31,
(In thousands)	2022	2021

Loan origination reserves, beginning of period	$1,632	$1,458
Provisions for losses during the period	181	228
Adjustments to pre-existing provisions for losses from changes in estimates	(18)	(54)
Loan origination reserves, end of period	$1,795	$1,632

8. Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $144.8 million and $125.1 million, net of debt issuance costs, at October 31, 2022 and 2021, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $418.9 million and $448.5 million, respectively. The weighted-average interest rate on these obligations was 6.7% and 4.4% at October 31, 2022 and 2021, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 31, 2023. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), which was 3.81% at October 31, 2022, plus the applicable margin of 2.25% to 2.375%. As of October 31, 2022 and 2021, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $14.1 million and $45.7 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 8, 2023. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2022 and 2021, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $43.1 million and $40.5 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on August 8, 2022 to extend the maturity date and is a short-term borrowing facility through its maturity on July 7, 2023. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.875% or 3.25% based upon the type of loan. As of October 31, 2022 and 2021, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $37.1 million and $48.7 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2022, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of October 31, 2022 and October 31, 2021, were as follows:

	October 31,	October 31,
(In thousands)	2022	2021
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	350,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$953,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal senior notes and credit facilities	$1,154,852	$1,254,852
Net (discounts) premiums	$4,079	$10,769
Unamortized debt issuance costs	$(12,384)	$(17,248)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,146,547	$1,248,373

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes are not reflected on the Consolidated Balance Sheets of HEI.

(2) At October 31, 2022, provides for up to $125.0 million in aggregate senior secured first lien revolving loans. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

As of October 31, 2022, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ended October 31, (1)
2023	$-
2024	-
2025	-
2026	943,683
2027	39,551
Thereafter	171,618
Total	$1,154,852

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2022.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) at October 31, 2022 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2022 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2022, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in each quarter of fiscal 2022.

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

Fiscal 2022

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes"). The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the year ended October 31, 2022, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

On August 19, 2022, the Company, K. Hovnanian, and other subsidiaries of the Company as guarantors entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 31, 2019, as amended by the First Amendment, dated as of November 27, 2019, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans (the “Revolving Credit Facility”). The Second Amendment became effective in the first quarter of fiscal 2023 and (i) extends the final scheduled maturity of the Revolving Credit Facility from December 28, 2022 to June 30, 2024, (ii) replaces the 7.75% fixed interest rate with a floating interest rate based on the SOFR and (iii) provides for certain technical and clarifying amendments. Borrowings under the Revolving Credit Facility will bear interest, at K. Hovnanian’s option, at either (i) a term SOFR rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Fiscal 2021

On July 30, 2021, K. Hovnanian redeemed in full all of the $111.2 million aggregate principal amount of 10.0% Senior Secured Notes due 2022 (the "10.0% 2022 Notes"). The aggregate purchase price for this redemption was $111.7 million, which included accrued and unpaid interest that was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $0.3 million for the year ended October 31, 2021, net of the write-off of unamortized financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

On August 2, 2021, K. Hovnanian redeemed in full all of the $69.7 million aggregate principal amount of 10.5% Senior Secured Notes due 2024 (the "10.5% 2024 Notes"). The aggregate purchase price for this redemption was $71.9 million, which included accrued and unpaid interest that was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $3.4 million for the year ended October 31, 2021, net of the write-off of unamortized discounts, financing costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

Fiscal 2020

On December 10, 2019, K. Hovnanian consummated an exchange offer (the "1.75 Lien Exchange Offer") pursuant to which it issued $158.5 million aggregate principal amount of 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”) in exchange for certain of its then outstanding second lien notes. K. Hovnanian also exchanged $163.0 million in aggregate principal amount of its Unsecured Term Loans for $81.5 million in aggregate principal amount of Secured Term Loans made under a new Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). There was no cash consideration in these exchanges. These secured notes and term loan exchanges were accounted for in accordance with ASC 470-60, resulting in a carrying value of $164.9 million and $148.8 million, respectively, for the $158.5 million of 1.75 Lien Notes and $81.5 million of Secured Term Loans, respectively, and a net gain on extinguishment of debt of $9.2 million, which is included in “(Loss) gain on extinguishment of debt, net” on the Consolidated Statement of Operations. The effect of this gain on a per share basis, assuming dilution, for the year ended October 31, 2020 was $1.40, excluding the impact of taxes, as our deferred tax assets were fully reserved by a valuation allowance.

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

On March 25, 2020, K. Hovnanian consummated a private exchange (the “Exchange”) pursuant to which it issued $59.1 million aggregate principal amount of additional 1.5 Lien Notes (defined below) (the “Additional 1.5 Lien Notes”) in exchange for $59.1 million aggregate principal amount of second lien notes held by certain participating bondholders (the “Exchange Holders”) pursuant to an Exchange Agreement, dated March 25, 2020 (the “Exchange Agreement”), among K. Hovnanian, the Notes Guarantors, the Exchanging Holders and certain holders of the Initial 1.5 Lien Notes (defined below) (the “Consenting Holders”). In connection therewith, the Consenting Holders provided their consents (the “Consents”) under the Indenture under which the 1.5 Lien Notes were issued to permit the issuance of the Additional 1.5 Lien Notes.

The Additional 1.5 Lien Notes were issued as additional notes of the same series as the $103.1 million aggregate principal amount of K. Hovnanian’s 11.25% Senior Secured 1.5 Lien Notes due 2026 issued on October 31, 2019 (the “Initial 1.5 Lien Notes” and, together with the Additional 1.5 Lien Notes, the “1.5 Lien Notes”). In connection with the issuance of the Additional 1.5 Lien Notes in the Exchange, K. Hovnanian, the Notes Guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), entered into the Fourth Supplemental Indenture, dated as of March 25, 2020 (the “Supplemental Indenture”), to the Indenture, dated as of October 31, 2019 (as amended and supplemented prior to the Supplemental Indenture, the “Indenture”), among the K. Hovnanian, the Notes Guarantors, the Trustee and the Collateral Agent. The Supplemental Indenture also amended the Indenture in accordance with the Consents to permit K. Hovnanian and the Notes Guarantors to secure up to $162.3 million of 1.5 Lien Obligations (as defined in the Indenture). For a discussion of the 1.5 Lien Notes see “Secured Obligations” below.

During the year ended October 31, 2020, the Company repurchased in open market transactions $25.5 million aggregate principal amount of the 10.0% 2022 Notes. The aggregate purchase price for these repurchases was $21.4 million, which included accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $4.1 million for the year ended October 31, 2020, net of the write-off of unamortized financing costs and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility (defined below) and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

The 1.125 Lien Notes have a maturity of February 15, 2026 and bear interest at a rate of 7.75% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 1.125 Lien Notes at 103.875% of principal commencing February 15, 2022, at 101.937% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

The 10.5% Senior Secured 1.25 Lien Notes due 2026 (the "1.25 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 10.5% per annum payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 1.25 Lien Notes at 105.25% of principal commencing February 15, 2022, at 102.625% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

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

See “Fiscal 2020” for a discussion of the 1.75 Lien Notes and the Secured Term Loan.

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

As of October 31, 2022, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $333.2 million of cash and cash equivalents, which included $6.1 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $409.1 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $87.3 million.

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

The 5.0% Senior Notes due 2040 (the “5.0% 2040 Notes”) bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 5.0% 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. At any time and from time to time, K. Hovnanian may redeem some or all of the 5.0% 2040 Notes at a redemption price equal to 100.0% of their principal amount.

The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears, on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $6.0 million and $9.3 million letters of credit outstanding at October 31, 2022 and October 31, 2021, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2022 and October 31, 2021, the amount of cash collateral in these segregated accounts was $6.1 million and $9.9 million, respectively, which is included in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

10. Operating and Reporting Segments

HEI’s operating segments are components of the Company’s business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance and make resource allocations.

We currently have homebuilding operations in 14 states that are aggregated into reportable segments based primarily upon geographic proximity.

Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and its financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under ASC 280, including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments.

HEI’s reportable segments now consist of the following three homebuilding segments and a financial services segment.

Homebuilding:

(1)	Northeast (Delaware, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia)
(2)	Southeast (Florida, Georgia and South Carolina)
(3)	West (Arizona, California and Texas)

All prior period amounts related to the segment change have been retrospectively reclassified throughout to conform to the new presentation.

Operations of the homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active lifestyle homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Operations of the financial services segment include mortgage banking and title services provided to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service mortgages that we originate but sell the mortgages and related servicing rights to investors.

Corporate and unallocated primarily represents operations at our headquarters in New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, administration of insurance, quality and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the homebuilding segments, as well as the gains or losses on extinguishment of debt from any debt repurchases or exchanges.

Evaluation of segment performance is based primarily on income (loss) before income taxes. Income (loss) before income taxes for the homebuilding segments consist of revenues generated from the sales of homes and land, income (loss) from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses and interest expense. Income (loss) before income taxes for the financial services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and corporate general and administrative expenses.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to our reportable segments are as follows:

	Year Ended October 31,
(In thousands)	2022	2021	2020
Revenues:
Northeast	$1,085,081	$871,091	$821,456
Southeast	323,961	285,658	232,730
West	1,450,632	1,544,397	1,217,086
Total homebuilding	2,859,674	2,701,146	2,271,272
Financial services	61,540	81,692	72,162
Corporate and unallocated	1,017	19	467
Total revenues	$2,922,231	$2,782,857	$2,343,901
Income before income taxes:
Northeast	$177,406	$102,896	$63,136
Southeast	60,178	17,764	1,355
West	207,519	198,343	84,599
Total homebuilding	445,103	319,003	149,090
Financial services	19,121	37,563	32,102
Corporate and unallocated (1)	(144,471)	(166,705)	(125,789)
Income before income taxes	$319,753	$189,861	$55,403

(1) Corporate and unallocated for the year ended October 31, 2022 included corporate general and administrative expenses of $102.6 million, interest expense of $28.6 million (a component of Other interest in our Consolidated Statements of Operations), loss on extinguishment of debt of $6.8 million and $6.5 million of other expenses. Corporate and unallocated for the year ended October 31, 2021 included corporate general and administrative expenses of $106.7 million, interest expense of $57.1 million, loss on extinguishment of debt of $3.7 million and $0.8 million of other income. Corporate and unallocated for the year ended October 31, 2020 included corporate general and administrative expenses of $80.5 million, interest expense of $61.9 million, gain on extinguishment of debt of $13.3 million and $3.3 million of other income.

	October 31,
(In thousands)	2022	2021
Assets:
Northeast	$530,884	$491,507
Southeast	330,894	257,044
West	802,704	643,342
Total homebuilding	1,664,482	1,391,893
Financial services	155,993	202,758
Corporate and unallocated	741,555	725,857
Total assets	$2,562,030	$2,320,508

	October 31,
(In thousands)	2022	2021
Investments in and advances to unconsolidated joint ventures:
Northeast	$20,241	$18,920
Southeast	52,651	40,563
West	174	268
Total homebuilding	73,066	59,751
Corporate and unallocated	1,874	1,146
Total investments in and advances to unconsolidated joint ventures	$74,940	$60,897

	Year Ended October 31,
(In thousands)	2022	2021	2020
Homebuilding interest expense:
Northeast	$31,552	$30,212	$39,089
Southeast	17,403	19,490	17,005
West	55,056	55,029	60,120
Total homebuilding	104,011	104,731	116,214
Corporate and unallocated	28,572	57,085	61,917
Financial services interest expense (income) (1)	(213)	(35)	(35)
Total interest expense, net	$132,370	$161,781	$178,096

(1)	Financial services interest expense (income) is included in Financial services revenue or expense in the Consolidated Statements of Operations.

	Year Ended October 31,
(In thousands)	2022	2021	2020
Depreciation:
Northeast	$1,542	$1,459	$1,605
Southeast	291	214	327
West	1,298	1,811	1,500
Total homebuilding	3,131	3,484	3,432
Financial services	5	13	13
Corporate and unallocated	2,321	1,783	1,859
Total depreciation	$5,457	$5,280	$5,304

	Year Ended October 31,
(In thousands)	2022	2021	2020
Net additions to property and equipment:
Northeast	$1,848	$1,271	$1,069
Southeast	229	256	102
West	1,841	1,174	1,622
Total homebuilding	3,918	2,701	2,793
Financial services	28	-	-
Corporate and unallocated	8,646	3,241	587
Total net additions to property and equipment	$12,592	$5,942	$3,380

	Year Ended October 31,
(In thousands)	2022	2021	2020
Equity in earnings from unconsolidated joint ventures:
Northeast	$12,674	$2,958	$10,644
Southeast	16,359	2,061	820
West	-	3,830	5,101
Total equity in earnings from unconsolidated joint ventures	$29,033	$8,849	$16,565

11. Income Taxes

Income taxes (receivable) payable, including deferred benefits, consists of the following:

	October 31,
(In thousands)	2022	2021
State income taxes:
Current	$3,167	$3,851
Deferred	(69,248)	(90,070)
Federal income taxes:
Current	-	-
Deferred	(275,545)	(335,608)
Total	$(341,626)	$(421,827)

The (benefit) provision for income taxes is composed of the following charges:

	Year Ended October 31,
(In thousands)	2022	2021	2020
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	13,377	7,722	4,475
Total current income tax expense:	13,377	7,722	4,475
Federal	60,064	(335,608)	-
State	20,822	(90,070)	-
Total deferred income tax expense (benefit):	80,886	(425,678)	-
Total	$94,263	$(417,956)	$4,475

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $306.0 million (tax effected $64.3 million), $173.8 million (tax effected $36.5 million) and $183.0 million (tax effected $38.4 million) for the years ended  October 31, 2022, 2021 and 2020, respectively.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $80.1 million, $55.7 million and $72.5 million for the years ended October 31, 2022, 2021 and 2020, respectively.

The total income tax expense for the year ended October 31, 2022 was $94.3 million. The expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss (“NOL”) carryforwards. The total income tax benefit for the year ended October 31, 2021 was $418.0 million. The benefit was primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets (“DTAs”). The total income tax expense of $4.5 million for the year ended October 31, 2020 was primarily related to state tax expense from income generated in states where we do not have NOL carryforwards to offset the current year income. In addition, the expense for the year ended October 31, 2020 was primarily related to state tax expense from the impact of a cancellation of debt income recorded for tax purposes but not for U.S. GAAP purposes, creating a permanent difference.

Our federal net operating losses of $909.6 million expire between 2029 and 2038, and $15.7 million have an indefinite carryforward period. Of our $2.3 billion of state NOLs, $411.4 million expire between 2023 through 2027; $1.4 billion expire between 2028 through 2032; $369.7 million expire between 2033 through 2037; $73.7 million expire between 2038 through 2042; and $51.5 million have an indefinite carryforward period.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset DTAs if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. Future realization of DTAs depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs except for a portion related to state DTAs.

As of October 31, 2020, we had a valuation allowance of $396.5 million of federal DTAs related to NOLs, as well as other matters, all of which was reversed during the year ended October 31, 2021. We also had a valuation allowance of $181.0 million of DTAs related to state NOLs as of October 31, 2020, of which $78.1 million was reversed during the year ended October 31, 2021.

As of October 31, 2022, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate in accordance with ASC 740. Overall, the positive evidence, both objective and subjective, outweighed the negative evidence. The significant positive improvement in our operations in the last three years, coupled with our contract backlog of $1.3 billion as of October 31, 2022 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. Based on this analysis, we determined that the current valuation allowance for our DTAs of $95.7 million as of October 31, 2022 is appropriate.

1.

As of October 31, 2022, on a tax basis, the Company had adjusted pre-tax income, which is income before income taxes excluding land-related charges and loss (gain) on extinguishment of debt, on a three-year cumulative basis. On a U.S. GAAP basis, the Company had generated $565.0 million of cumulative income before income taxes in the three years ended October 31, 2022. We believe these positive results will continue given the strength of our contract backlog and recent homebuilding market conditions. (Positive Objective Evidence)

2.

Over the last several years, we have completed a number of debt refinancing/restructuring transactions to extend our debt maturities, which will allow us to allocate cash to opportunistically grow our community count and potentially generate additional income. (Positive Objective Evidence)

3.

In July 2021 we paid off in full $111.2 million of 10.0% 2022 Notes and in August 2021, we paid off in full $69.7 million of 10.5% 2024 Notes. Additionally, in April 2022 we redeemed $100.0 million in principal of our 7.75% Senior Secured 1.125 Lien Notes due 2026. These actions reduced our annual interest incurred by approximately $23 million, which will enhance our profitability going forward. (Positive Objective Evidence)

4.

We incurred pre-tax losses during the housing market decline that began in 2007 and the slower than expected housing market recovery. Given our improved but still highly leveraged Consolidated Balance Sheet, another sustained downturn in the housing market, would be significantly more damaging to the Company than to other better capitalized homebuilders and make it very difficult for us to avoid future losses, given our high interest expenses. (Negative Objective Evidence)

5.

We exited several geographic markets over the last few years that have historically had pre-tax losses. By exiting these underperforming markets, the Company has been able to redeploy capital to better performing markets, which over time should improve our profitability. (Positive Subjective Evidence)

6.

The historical cyclicality of the U.S. housing market, a more restrictive mortgage lending environment compared to before the housing downturn of 2007-2009, the uncertainty of the overall U.S. economy, government policies and consumer confidence, all could adversely impact the housing market. (Negative Subjective Evidence)

Deferred tax assets and liabilities have been recognized on the Consolidated Balance Sheets as follows:

	October 31,
(In thousands)	2022	2021
Deferred tax assets:
Inventory impairments	$30,772	$34,973
Uniform capitalization of overhead	4,285	4,483
Warranty and legal reserves	5,668	5,671
Compensation	13,746	12,464
Deferred income	2,425	1,420
Interest expense	3,646	2,582
Restricted stock units	1,628	1,159
Stock options	818	1,009
Provision for losses	17,700	17,064
Joint venture loss	-	743
Federal net operating losses	206,560	263,366
State net operating losses	150,832	177,163
Other	5,005	5,136
Total deferred tax assets	443,085	527,233
Deferred tax liabilities:
Joint venture income	(2,565)	-
Total deferred tax liabilities	(2,565)	-
Valuation allowance	(95,727)	(101,555)
Deferred tax assets, net	$344,793	$425,678

Our effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our DTAs. Due to the effects of these factors, our effective tax rates for 2022, 2021 and 2020 are not correlated to the amount of our income before income taxes. The sources of these factors were as follows:

	Year Ended October 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	9.8	4.0	10.6
Permanent differences, net	0.8	3.6	53.2
Deferred tax asset valuation allowance impact	0.0	(248.5)	(83.3)
Tax contingencies	(0.1)	(0.2)	(0.5)
Adjustments to prior years’ tax accruals	(2.0)	0.0	7.0
Effective tax rate	29.5%	(220.1)%	8.0%

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize tax liabilities in accordance with ASC 740-10 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate of tax liabilities. These differences will be reflected as increases or decreases to income tax (benefit) provision in the period in which they are determined.

We recognize interest and penalties related to unrecognized tax benefits within income taxes in the Consolidated Statement of Operations. Accrued interest and penalties are included within "Income taxes payable" line on the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits excluding interest and penalties:

(In millions)	2022	2021
Unrecognized tax benefit—November 1,	$0.5	$0.7
Gross increases—tax positions in current period	-	-
Lapse of statute of limitations	(0.3)	(0.2)
Unrecognized tax benefit—October 31,	$0.2	$0.5

Related to the unrecognized tax benefits noted above, as of October 31, 2022 and 2021, we recognized a liability for interest and penalties of $0.1 million and $0.3 million, respectively. For the years ended October 31, 2022, 2021 and 2020, we recognized $128 thousand, $84 thousand and $60 thousand, respectively, of interest and penalties in income taxes (benefits).

It is likely that, within the next 12 months, the amount of the Company's unrecognized tax benefits will decrease by $0.2 million, excluding interest and penalties. This reduction is expected primarily due to the expiration of certain statutes of limitation. The portion of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $0.2 million and $0.5 million for the years ended October 31, 2022 and 2021. The recognition of unrecognized tax benefits could have an impact on the Company’s DTAs.

The consolidated federal tax returns have been audited through October 31, 2021 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2018 - 2021.

12.  Reduction of Inventory to Fair Value

We had 374 communities under development and held for future development or sale at both October 31, 2022 and 2021, and 354 communities under development and held for future development or sale at October 31, 2020, which we evaluated for impairment indicators. We had an indicator of impairment on one community during the year ended October 31, 2022, with a carrying value of $10.6 million. We performed an impairment analysis on the community which included increased land development costs from previous projections. The increased land development costs, along with the recent downturn in the market, resulted in an impairment of $8.4 million for the year ended October 31, 2022. We performed undiscounted future cash flow analyses for three communities (i.e., those with a projected operating loss or other impairment indicators) during the year ended October 31, 2021, with an aggregate carrying value of $11.5 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses for all three of those communities, resulting in impairments of $2.0 million. We performed undiscounted future cash flow analyses for three communities during the year ended October 31, 2020, with an aggregate carrying value of $5.4 million. As a result of our undiscounted future cash flow analyses, we performed discounted cash flow analyses for two of those communities, resulting in impairments of $2.0 million. The one community that did not require a discounted cash flow analysis to be performed during the year ended October 31, 2020 had an aggregate carrying value of $0.6 million and did not have undiscounted future cash flows that exceeded the carrying amount by less than 20%. Our discount rates used for all impairments recorded during fiscal 2021 and fiscal 2020 ranged from 17.3% to 19.3%. Our aggregate impairment charges are included within "Inventory impairments and land option write-offs" in the Consolidated Statement of Operations and deducted from inventory.

The following table represents impairments by segment for fiscal 2022, 2021 and 2020:

(Dollars in millions)	Year Ended October 31, 2022
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Southeast	-	-	-
West	1	8.4	10.6
Total	1	$8.4	$10.6

(Dollars in millions)	Year Ended October 31, 2021
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Southeast	2	1.2	9.2
West	1	0.8	2.3
Total	3	$2.0	$11.5

(Dollars in millions)	Year Ended October 31, 2020
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	2	$2.0	$4.8
Southeast	-	-	-
West	-	-	-
Total	2	$2.0	$4.8

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Write-offs of options, engineering and capitalized interest costs are also recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $5.7 million, $1.6 million and $6.8 million for the years ended October 31, 2022, 2021 and 2020, respectively. Occasionally, these write-offs are offset by recovered deposits, sometimes through legal action, which had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2022, 2021 and 2020:

	Year Ended October 31,
(In millions)	2022	2021	2020
Northeast	$0.4	$0.3	$5.0
Southeast	0.9	0.2	0.8
West	4.4	1.1	1.0
Total	$5.7	$1.6	$6.8

13. Per Share Calculations

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2022	2021	2020

Numerator:
Net income	$225,490	$607,817	$50,928
Less: preferred stock dividends	(10,675)	-	-
Less: undistributed earnings allocated to participating securities	(19,702)	(57,676)	(4,652)
Numerator for basic earnings per share	$195,113	$550,141	$46,276
Plus: undistributed earnings allocated to participating securities	19,702	57,676	4,652
Less: undistributed earnings reallocated to participating securities	(19,717)	(58,687)	(4,652)
Numerator for diluted earnings per share	$195,098	$549,130	$46,276
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,437	6,287	6,189
Effect of dilutive securities:
Stock-based payments	291	108	395
Denominator for diluted earnings per share – weighted-average shares outstanding	6,728	6,395	6,584
Basic earnings per share	$30.31	$87.50	$7.48
Diluted earnings per share	$29.00	$85.86	$7.03

In addition, 26 thousand, 25 thousand and 0.2 million shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the years ended October 31, 2022, 2021 and 2020, respectively, because to do so would have been anti-dilutive for each period.

14. Capital Stock

Common Stock

Each share of Class A common stock entitles its holder to one vote per share, and each share of Class B common stock generally entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A common stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B common stock. If a shareholder desires to sell shares of Class B common stock, such stock must be converted into shares of Class A common stock at a one-to-one conversion rate.

On August 4, 2008, the Board of Directors (the "Board") adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018 and January 18, 2021, designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common stock and Class B common stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board's decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2024, unless it expires earlier in accordance with its terms. The approval of the Board's decision to initially adopt the Rights Plan and the amendments thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, the Board authorized a stock repurchase program to purchase up to 0.2 million shares of Class A common stock. On September 1, 2022, the Board terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of October 31, 2022, $37.8 million of our Class A common stock is available to repurchase under the stock repurchase program.

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

Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2022 we paid dividends of $10.7 million on the Series A preferred stock. In fiscal 2021 and 2020, we did not pay any dividends on the Series A preferred stock due to covenant restrictions in our debt instruments.

Retirement Plan

We have established a tax-qualified, defined contribution savings and investment retirement plan (a 401(k) plan). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. 401(k) plan expenses were $8.3 million, $7.0 million and $7.4 million for the years ended October 31, 2022, 2021 and 2020, respectively.

Treasury Stock

During the year ended October 31, 2022, we repurchased 312,471 shares under the new stock repurchase program, with a market value of $12.2 million, or $39.12 per share, which were added to "Treasury stock" on our Consolidated Balance Sheets as of October 31, 2022. There were no shares repurchased during the years ended October 31, 2021 or 2020.

15. Stock-Based Compensation Plans

            We have stock incentive plans for certain officers, key employees and directors that are approved by a committee appointed by the Board or its delegate. As of October 31, 2022, we had 0.6 million shares authorized and remaining for future issuance under our stock incentive plans. Based on the terms of our stock incentive plans, awards that are forfeited become available to us for future grants.

Stock Options

Prior to fiscal 2020, stock options were granted. There have been no stock option grants during fiscal years 2022, 2021 or 2020. The exercise price of all stock options is at least equal to the fair market value of an underlying share of our Class A common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Non-employee directors’ stock options vest in three equal installments on the first, second and third anniversaries of the date of the grant. All stock options expire on the tenth anniversary from the date of grant.

The following table summarizes stock option activity at October 31, 2022:

	October 31,	Weighted-Average
	2022	Exercise Price
Stock options outstanding at beginning of period	206,234	$51.67
Granted	-	$-
Exercised	(9,575)	$51.50
Forfeited	-	$-
Expired	(30,100)	$71.97
Stock options outstanding at end of period	166,559	$48.02
Stock options exercisable at end of period	127,780

The total intrinsic value of stock options exercised during fiscal 2022 and 2021 was $0.2 million and $4.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. There were no stock options exercised in fiscal 2020.

Based on the fair value at the time of grant, the per share weighted-average fair value of stock options vested in fiscal 2022, 2021 and 2020 was $16.46, $8.82 and $25.34, respectively.

The following table summarizes the exercise price range and related number of outstanding stock options at October 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Outstanding	Exercise Price	Life
$7.85 – $38.75	73,174	$9.54	6.62
$42.50 – $63.75	67,439	$54.16	4.56
$66.75 – $100.25	1,700	$66.75	2.61
$110.25 – $157.00	24,246	$145.73	0.86
	166,559	$48.02	4.90

The following table summarizes the exercise price range and related number of exercisable stock options at October 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual
Range of Exercise Prices	Exercisable	Exercise Price	Life
$7.85 – $38.75	36,578	$9.58	6.62
$42.50 – $63.75	65,256	$54.34	4.52
$66.75 – $100.25	1,700	$66.75	2.61
$110.25 – $157.00	24,246	$145.73	0.86
	127,780	$59.03	4.40

RSUs and Performance Units

RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. Shares underlying RSUs granted to officers and associates generally vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. During fiscal year 2022, each of our six existing non-employee directors were granted RSUs subject to a two-year post-vesting holding period. Generally, participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their awards on an accelerated basis upon their retirement (which in the case of RSUs granted prior to 2019 only applies to a retirement that is at least one year after the date of grant).

Grants of market share units ("MSUs"), performance share units ("PSUs") and the stock portion of the long-term incentive plans ("LTIPs") (each discussed below), are also awarded as compensation.

The following table summarizes nonvested time-based RSU and MSU share activity as of October 31, 2022:

	October 31,	Weighted-Average Grant Date
	2022	Fair Value
Nonvested time-based at beginning of period	229,924	$26.51
Granted	63,159	$50.14
Vested (1)	(113,684)	$23.51
Forfeited	(3,762)	$39.49
Nonvested time-based at end of period	175,637	$33.43

The following table summarizes nonvested performance-based LTIP, PSU and MSU share activity as of  October 31, 2022:

	October 31,	Weighted-Average Grant Date
	2022	Fair Value
Nonvested performance-based at beginning of period	350,983	$35.60
Granted	335,794	$42.91
Vested (1)	(179,265)	$29.36
Forfeited	(355)	$73.50
Nonvested performance-based at end of period	507,157	$41.14

(1) Includes 49,484 time-based vested share awards and 116,785 performance-based vested share awards which were deferred and not yet issued at October 31, 2022.

LTIP awards include share adjustments for the difference between target performance metrics at the time of grant and the final performance outcome. Share adjustments are reflected in the “Granted” line above at the time the performance is finalized. For LTIP awards granted prior to fiscal 2022, shares vest on the third, fourth and fifth anniversary of the grant date, subject to performance achievement. The 2022 LTIP is subject to cliff vesting at the end of the performance period.

PSUs granted in fiscal 2020 vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Board determines that the Company achieved specified earnings goals. Fiscal 2022 and 2021 PSUs are subject to cliff vesting on the third year after the grant date. The fair value of PSUs is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for the 2022 PSU grants: historical volatility factor of 78.82% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 3.04% equal to the continuously compounded two-year yield and a dividend yield of zero.

There were no MSUs granted in fiscal 2022, 2021 and 2020. The fair value of MSUs is determined using the Monte-Carlo simulation model. The first 50% of an MSU grant vests in four equal annual installments, commencing on the second anniversary from the date of grant, subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares under each MSU award, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining 50% of an MSU grant is subject to financial performance conditions in addition to the stock price performance conditions. These remaining MSUs vest in four equal installments with the first installment vesting on the third January 1st after the grant date, and the remaining annual installments commencing on the third anniversary from the date of grant, except that no portion of the award will vest unless the Board determines the Company achieved certain specified performance goals.

During the year-ended October 31, 2022 we issued 60,751 RSUs, 60,130 MSUs and 17,023 LTIP shares. As of October 31, 2022, there was $15.4 million of unrecognized stock-based compensation, which is primarily comprised of unrecognized expenses for RSUs, MSUs, PSUs, and the stock portion of LTIPs. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock-Based Compensation Expense

For the years ended October 31, 2022, 2021 and 2020, stock-based compensation expense was $10.3 million ($7.3 million post tax), $7.7 million ($5.2 million post tax) and $2.8 million ($2.6 million post tax), respectively. Stock-based compensation for RSUs, MSUs, PSUs, and the stock portion of LTIPs was $10.2 million, $7.4 million and $2.4 million for fiscal 2022, 2021 and 2020, respectively. In addition, stock option compensation expense was $0.1 million, $0.2 million and $0.4 million for the years ended October 31, 2022, 2021 and 2020, respectively. Stock-based compensation expense for the year ended October 31, 2020 included income of $2.4 million from previously recognized expense for certain time and performance-based awards where the performance metrics were not satisfied.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the years ended October 31, 2022 and 2021, we received $6.0 million and $5.5 million, respectively, from subcontractors related to the owner controlled-insurance program, which we accounted for as reductions to inventory.

Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2022 and 2021 were as follows:

	Year Ended October 31,
(In thousands)	2022	2021

Balance, beginning of period	$94,916	$86,417
Additions: Selling, general and administrative	8,495	10,419
Additions: Cost of sales	9,054	13,410
Charges incurred during the period	(18,271)	(14,342)
Changes to pre-existing reserves	3,525	(988)
Balance, end of period	$97,719	$94,916

Warranty accruals are based upon historical experience. In fiscal 2022, we recorded an increase of $4.3 million to our construction defect reserves related to specific claims. These changes are reflected in the changes to pre-existing reserves in the table above.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million and $0.1 million for the years ended October 31, 2022 and 2021, respectively, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2022, 2021 and 2020, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and our Chief Executive Officer, provided services to the Company totaling $1.1 million, $0.6 million and $0.7 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Alexander Hovnanian, the son of Ara K. Hovnanian, is employed by the Company. Alexander Hovnanian holds the position of Executive Vice President - National Homebuilding Operations. For fiscal 2022, he received cash compensation of approximately $1,684,000 and equity awards with an aggregate grant date fair value of approximately $531,000. For fiscal 2021, he received cash compensation of approximately $989,000 and equity awards with an aggregate grant date fair value of approximately $523,000. For fiscal 2020, his total compensation was approximately $1,152,000.

Carson Sorsby, the son of J. Larry Sorsby one of our Board directors and our Chief Financial Officer, is employed by the Company. Carson Sorsby holds the position of Account Manager in the Company’s mortgage subsidiary. His compensation is commensurate with that of similarly situated employees in his position.

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

In March 2013, we received a letter from the EPA requesting information about our involvement in a housing redevelopment project in Newark, New Jersey that a Company entity undertook during the 1990s. We understand that the development is in the vicinity of a former lead smelter and that tests on soil samples from properties within the development conducted by the EPA showed elevated levels of lead. We also understand that the smelter ceased operations many years before the Company entity involved acquired the properties in the area and carried out the re-development project. We responded to the EPA’s request. In August 2013, we were notified that the EPA considers us a PRP with respect to the site, that the EPA will clean up the site, and that the EPA is proposing that we fund and/or contribute towards the cleanup of the contamination at the site. We began preliminary discussions with the EPA concerning a possible resolution. The EPA requested additional information in April 2014 and again in March 2017 and the Company responded to the information requests. On May 2, 2018 the EPA sent a letter to the Company entity demanding reimbursement for 100% of the EPA’s costs to clean-up the site in the amount of $2.7 million. The Company responded to the EPA’s demand letter on June 15, 2018 setting forth the Company’s defenses and expressing its willingness to enter into settlement negotiations. Two other PRPs identified by the EPA began negotiations with the EPA and preliminary negotiations with the Company regarding the site. The EPA then requested that the three PRPs present a joint settlement offer to the EPA. In June 2022, the Company and one of the other PRPs reached an agreement with the EPA for a total settlement of $1.5 million (plus accrued interest), with the Company contributing approximately $0.8 million to the settlement, slightly below the amount we had previously accrued. The consent decree entered into by the settling parties was submitted to the United States District Court for the District of New Jersey (where the EPA has filed a complaint seeking reimbursement of response costs) on June 14, 2022 and was signed and filed by such Court on August 9, 2022.

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Special Masters appointed by the Court to decide non-dispositive motions issued an opinion that (a) granted the Great Notch Plaintiff’s motion to permit it to assert a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it, and (b) further stated that the Great Notch Plaintiff is not permitted to pursue that claim until after any trial on the underlying liability claims. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial is currently scheduled for April 17, 2023. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

In December 2020, the New Jersey Department of Environmental Protection ("NJDEP") and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc. in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998, NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. Discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

19. Variable Interest Entities

We enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company's discretion. Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a VIE that owns the land parcel under option.

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of our analyses, we have concluded, the Company is not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at October 31, 2022, we had total cash deposits amounting to $180.8 million to purchase land and lots with a total purchase price of $1.9 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

20. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to third-party home buyers. Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture’s members or other third-parties.

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

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	October 31, 2022
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$153,176	$868	$154,044
Inventories	441,140	-	441,140
Other assets	20,037	-	20,037
Total assets	$614,353	$868	$615,221
Liabilities and equity:
Accounts payable and accrued liabilities	$471,813	$651	$472,464
Notes payable	34,880	-	34,880
Total liabilities	506,693	651	507,344
Equity of:
Hovnanian Enterprises, Inc.	73,142	209	73,351
Others	34,518	8	34,526
Total equity	107,660	217	107,877
Total liabilities and equity	$614,353	$868	$615,221
Debt to capitalization ratio	24%	0%	24%

	October 31, 2021
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$132,963	$1,972	$134,935
Inventories	442,347	-	442,347
Other assets	34,551	-	34,551
Total assets	$609,861	$1,972	$611,833
Liabilities and equity:
Accounts payable and accrued liabilities	$386,117	$1,681	$387,798
Notes payable	73,994	-	73,994
Total liabilities	460,111	1,681	461,792
Equity of:
Hovnanian Enterprises, Inc.	58,460	254	58,714
Others	91,290	37	91,327
Total equity	149,750	291	150,041
Total liabilities and equity	$609,861	$1,972	$611,833
Debt to capitalization ratio	33%	0%	33%

As of October 31, 2022 and 2021, we had advances outstanding of $1.6 million and $2.2 million, respectively, to these unconsolidated joint ventures. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $74.9 million and $60.9 million at October 31, 2022 and 2021, respectively. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. Impairments of unconsolidated joint venture investments are recorded at fair value while impairments recorded in the unconsolidated joint venture are recorded when undiscounted cash flows trigger the impairment. During the years ended October 31, 2022 and 2021, we did not write-down any of our unconsolidated joint venture investments.

	For The Year Ended October 31, 2022
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$351,767	$113	$351,880
Cost of sales and expenses	(318,788)	(37)	(318,825)
Joint venture net income	$32,979	$76	$33,055
Our share of net income	$29,002	$31	$29,033

	For The Year Ended October 31, 2021
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$347,898	$691	$348,589
Cost of sales and expenses	(335,077)	(209)	(335,286)
Joint venture net income	$12,821	$482	$13,303
Our share of net income	$8,754	$195	$8,949

	For The Year Ended October 31, 2020
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$435,077	$13,024	$448,101
Cost of sales and expenses	(420,977)	(11,225)	(432,202)
Joint venture net income	$14,100	$1,799	$15,899
Our share of net income	$16,904	$17	$16,921

“Income (loss) from unconsolidated joint ventures” in the Consolidated Statements of Operations reflects our proportionate share of income or loss from these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures in the tables above compared to the Consolidated Statements of Operations is due primarily to the reclassification of the intercompany portion of management fee income from certain unconsolidated joint ventures and the deferral of income for lots purchased by us from certain unconsolidated joint ventures.

The reason “Our share of net income” is higher or lower than the “Joint venture net income” shown in the tables above for the years ended October 31, 2022 and 2021, respectively, is because we have varying ownership percentages, ranging from 20% to over 50%, in our seven and ten unconsolidated joint ventures for both periods, respectively. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the year ended October 31, 2022, "Our share of net income" was lower than the "Joint venture net income" due to increased income on two of our newer unconsolidated joint ventures during the year for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, a third unconsolidated joint venture which we recognize a lower profit-sharing percentage having higher profit in the current period, and a fourth unconsolidated joint venture that generated profit that we did not recognize due to the fact that we had previously written off our investment balance in the unconsolidated joint venture. For the year ended October 31, 2021, "Our share of net income" was lower than the "Joint venture net income" due to increased income on one of our newer unconsolidated joint ventures during the year for which we currently recognize no share percentage of the profit based on the joint venture agreement, and a second unconsolidated joint venture which we recognize a lower profit-sharing percentage having higher profit in the current period. In addition, for the year ended October 31, 2022, we had written off our investment in one of our unconsolidated joint ventures that was generating losses and therefore we currently do not recognize those losses. For the year ended October 31, 2021, we had written off our investment in two of our unconsolidated joint ventures that were generating losses and therefore we did not recognize those losses. Had we not fully written off our investment, our share of the net loss in this unconsolidated joint venture would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, these unconsolidated joint venture losses significantly reduce the profit when looking at all seven and ten of our unconsolidated joint ventures, respectively, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $12.5 million, $11.6 million and $16.0 million for the years ended October 31, 2022, 2021 and 2020, are recorded in “Selling, general and administrative” homebuilding expenses in the Consolidated Statements of Operations.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging, therefore, some of our unconsolidated joint ventures are capitalized only with equity. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

21. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", provides a framework for measuring fair value and establishes a fair-value hierarchy which prioritizes the use of observable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2022	2021

Mortgage loans held for sale (1)	Level 2	$110,548	$151,059
Forward contracts	Level 2	752	(107)
Total		$111,300	$150,952
Interest rate lock commitments	Level 3	-	152
Total		$111,300	$151,104

(1)  The aggregate unpaid principal balance was $110.2 million and $146.5 million at October 31, 2022 and 2021, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $583.6 million at October 31, 2022. Loans in process for which interest rates were committed to the borrowers totaled $96.8 million as of October 31, 2022. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2022, we had open commitments amounting to $4.0 million to sell MBS with varying settlement dates through December 13, 2022.

The assets accounted for using the fair value option are initially measured at fair value. Subsequent changes in fair value are recognized in the Consolidated Statements of Operations in “Financial services” revenue. Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Year Ended October 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$385	$-	$752

Year Ended October 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$4,580	$152	$(107)

Year Ended October 31, 2020
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$3,928	$11	$(28)

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the years ended October 31, 2022 and 2021. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

Year Ended
October 31, 2022
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$10,558	$(8,374)	$2,184

Year Ended
October 31, 2021
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$11,522	$(2,009)	$9,513

We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairments and land option write-offs” and deducted from inventory of $8.4 million, $2.0 million and $2.0 million for the years ended October 31, 2022, 2021 and 2020, respectively (see Note 12).

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

Fair Value as of October 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	165,844	165,844
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	240,393	240,393
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	272,966	272,966
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,566	162,566
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	94,282	94,282
5.0% Senior Notes due February 1, 2040	-	-	55,654	55,654
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,301	31,301
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,247	85,247
Total fair value	$-	$-	$1,108,253	$1,108,253

Fair Value as of October 31, 2021

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	167,348	167,348
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	366,426	366,426
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	300,913	300,913
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,548	162,548
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	92,331	92,331
5.0% Senior Notes due February 1, 2040	-	-	63,084	63,084
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	28,196	28,196
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	86,046	86,046
Total fair value	$-	$-	$1,266,892	$1,266,892

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2022 and 2021.