Form 10-Q
period 2023-01-31
HOVNANIAN ENTERPRISES INC
filed 2023-03-06
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,276,785 shares of Class A Common Stock and 720,307 shares of Class B Common Stock were outstanding as of March 1, 2023.

true

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	January 31,	October 31,
	2023	2022

ASSETS
Homebuilding:
Cash and cash equivalents	$234,929	$326,198
Restricted cash and cash equivalents	8,154	13,382
Inventories:
Sold and unsold homes and lots under development	1,066,455	1,058,183
Land and land options held for future development or sale	125,561	152,406
Consolidated inventory not owned	315,022	308,595
Total inventories	1,507,038	1,519,184
Investments in and advances to unconsolidated joint ventures	101,013	74,940
Receivables, deposits and notes, net	37,577	37,837
Property and equipment, net	28,089	25,819
Prepaid expenses and other assets	58,260	63,884
Total homebuilding	1,975,060	2,061,244

Financial services	112,756	155,993

Deferred tax assets, net	347,369	344,793
Total assets	$2,435,185	$2,562,030

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$133,886	$144,805
Accounts payable and other liabilities	331,314	439,952
Customers’ deposits	71,243	74,020
Liabilities from inventory not owned, net of debt issuance costs	209,579	202,492
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,145,261	1,146,547
Accrued interest	52,036	32,415
Total homebuilding	1,943,319	2,040,231

Financial services	91,078	135,581

Income taxes payable	4,991	3,167
Total liabilities	2,039,388	2,178,979

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2023 and October 31, 2022	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,178,146 shares at January 31, 2023 and 6,159,886 shares at October 31, 2022	62	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 747,994 shares at January 31, 2023 and 733,374 shares at October 31, 2022	7	7
Paid in capital - common stock	729,158	727,663
Accumulated deficit	(336,366)	(352,413)
Treasury stock - at cost – 901,379 shares of Class A common stock at January 31, 2023 and 782,901 shares at October 31, 2022; 27,669 shares of Class B common stock at January 31, 2023 and October 31, 2022	(132,382)	(127,582)
Total Hovnanian Enterprises, Inc. stockholders’ equity	395,778	383,036
Noncontrolling interest in consolidated joint ventures	19	15
Total equity	395,797	383,051
Total liabilities and equity	$2,435,185	$2,562,030

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,
	2023	2022
Revenues:
Homebuilding:
Sale of homes	$499,645	$551,366
Land sales and other revenues	3,557	638
Total homebuilding	503,202	552,004
Financial services	12,164	13,309
Total revenues	515,366	565,313

Expenses:
Homebuilding:
Cost of sales, excluding interest	391,040	427,917
Cost of sales interest	15,022	13,745
Inventory impairments and land option write-offs	477	99
Total cost of sales	406,539	441,761
Selling, general and administrative	47,918	42,746
Total homebuilding expenses	454,457	484,507

Financial services	9,053	10,400
Corporate general and administrative	25,490	29,435
Other interest	15,093	13,393
Other expenses, net	386	368
Total expenses	504,479	538,103
Income from unconsolidated joint ventures	7,160	8,191
Income before income taxes	18,047	35,401
State and federal income tax provision (benefit):
State	2,211	2,543
Federal	(2,880)	8,050
Total income taxes	(669)	10,593
Net income	18,716	24,808
Less: preferred stock dividends	2,669	2,669
Net income available to common stockholders	$16,047	$22,139

Per share data:
Basic:
Net income per common share	$2.37	$3.12
Weighted-average number of common shares outstanding	6,186	6,389
Assuming dilution:
Net income per common share	$2.26	$3.07
Weighted-average number of common shares outstanding	6,468	6,501

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three MONTH PERIOD ENDED January 31, 2023

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051

Stock options, amortization and issuances	209						8				8

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	18,051		14,620				1,487				1,487

Changes in noncontrolling interest in consolidated joint ventures										4	4

Share repurchases	(118,478)								(4,800)		(4,800)

Net income								18,716			18,716

Balance, January 31, 2023	5,276,767	$62	720,325	$7	5,600	$135,299	$729,158	$(336,366)	$(132,382)	$19	$395,797

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three MONTH PERIOD ENDED January 31, 2022

(In thousands, except share data)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income	$18,716	$24,808
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,410	1,175
Stock-based compensation	2,070	1,635
Amortization of debt discounts, premiums and deferred financing costs	330	(280)
Gain on sale of property and assets	(14)	(5)
Income from unconsolidated joint ventures	(7,160)	(8,191)
Distributions of earnings from unconsolidated joint ventures	692	2,100
Noncontrolling interest in consolidated joint ventures	-	62
Inventory impairments and land option write-offs	477	99
Decrease (Increase) in assets:
Inventories	11,669	(159,227)
Receivables, deposits and notes	5,772	(2,139)
Origination of mortgage loans	(215,477)	(272,877)
Sale of mortgage loans	251,923	342,090
Deferred tax assets	(2,576)	9,465
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(98,125)	(70,490)
Customers’ deposits	(2,777)	14,924
State income tax payable	1,824	1,122
Net cash used in operating activities	(31,246)	(115,729)
Cash flows from investing activities:
Proceeds from sale of property and assets	69	5
Purchase of property, equipment, and other fixed assets	(3,740)	(2,453)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(22,238)	(1,033)
Distributions of capital from unconsolidated joint ventures	2,633	554
Net cash used in investing activities	(23,276)	(2,927)
Cash flows from financing activities:
Proceeds from mortgages and notes	57,704	136,021
Payments related to mortgages and notes	(68,958)	(63,892)
Proceeds from model sale leaseback financing programs	1,310	8,737
Payments related to model sale leaseback financing programs	(3,303)	(3,553)
Proceeds from land bank financing programs	21,317	21,425
Payments related to land bank financing programs	(12,553)	(13,642)
Payments for partner distributions to consolidated joint venture	-	(150)
Net payments related to mortgage warehouse lines of credit	(35,971)	(63,311)
Preferred dividends paid	(2,669)	(2,669)
Repurchases of common stock	(4,800)	-
Deferred financing costs from land banking financing programs and note issuances	(464)	(1,848)
Net cash (used in) provided by financing activities	(48,387)	17,118
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(102,909)	(101,538)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	382,190	311,396
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$279,281	$209,858

Supplemental disclosures of cash flows:
Cash (received) paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$(3,904)	$(5,254)
Income taxes	$84	$7

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$234,929	$137,898
Homebuilding: Restricted cash and cash equivalents	8,154	14,260
Financial Services: Cash and cash equivalents, included in financial services assets	4,682	6,846
Financial Services: Restricted cash and cash equivalents, included in financial services assets	31,516	50,854
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$279,281	$209,858

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and its financial services segment. During the fourth quarter of fiscal 2022, we realigned our homebuilding operating segments and determined that, in addition to our financial services segment, we now had three reportable homebuilding segments comprised of (1) Northeast, (2) Southeast and (3) West (see Note 17). All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The accompanying unaudited Condensed Consolidated Financial Statements include HEI's accounts and those of all of its consolidated subsidiaries after elimination of all intercompany balances and transactions. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by the Company directly or indirectly.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

2.	Stock Compensation

During the first quarter of fiscal 2023, the Board of Directors approved certain grants under a new Long-Term Incentive Program (the “2023 LTIP”) that contain performance-based vesting conditions. The performance period for the 2023 LTIP commenced on November 1, 2022 and will end on October 31, 2025. At the end of the performance period, 50% of the awards, if any, are payable in cash-settled phantom shares and the remaining 50% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period.

For the three months ended January 31, 2023 and 2022, stock-based compensation expense was $2.1 million (pre and post tax) and $1.6 million ($1.1 million, net of tax), respectively. Included in stock-based compensation expense was $8 thousand and $45 thousand of stock option expense for the three months ended January 31, 2023 and 2022, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended
	January 31,
(In thousands)	2023	2022
Interest capitalized at beginning of period	$59,600	$58,159
Plus interest incurred(1)	34,326	32,783
Less cost of sales interest expensed	(15,022)	(13,745)
Less other interest expensed(2)(3)	(15,093)	(13,393)
Less interest contributed to unconsolidated joint venture(4)	(3,016)	-
Interest capitalized at end of period(5)	$60,795	$63,804

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $6.6 million and $11.5 million for the three months ended January 31, 2023 and 2022, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $8.5 million and $1.9 million for the three months ended January 31, 2023 and 2022, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended
	January 31,
(In thousands)	2023	2022
Other interest expensed	$15,093	$13,393
Interest paid by our mortgage and finance subsidiaries	624	468
Increase in accrued interest	(19,621)	(19,115)
Cash paid for interest, net of capitalized interest	$(3,904)	$(5,254)

(4)	Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

During the three months ended January 31, 2023 and 2022, respectively, we had 361 and 382 communities under development and held for future development or sale, which we evaluated for indicators of impairment. We did not identify impairment indicators for any community during the three months ended  January 31, 2023 or 2022.

We write off certain costs when communities are redesigned, abandoned or we do not exercise our options. Total aggregate write-offs related to these items were $0.5 million and $0.1 million for the three months ended January 31, 2023 and 2022, respectively. The number of lots walked away from during the three months ended  January 31, 2023 and 2022 were 2,182 and 420, respectively. The walk-aways occurred across each of our segments for both periods.

We decide to mothball (or stop development on) certain communities when we determine that the current performance does not justify further investment at the time. During the first quarter of fiscal 2023, we did not mothball any communities, nor did we sell or re-activate any previously mothballed communities. As of both January 31, 2023 and October 31, 2022, the net aggregate book value of our two mothballed communities was $1.4 million, which was net of impairments in prior periods of $20.3 million.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at January 31, 2023 and October 31, 2022 included inventory of $47.4 million and $48.5 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.3 million and $51.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to the land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at January 31, 2023 and October 31, 2022 included inventory of $267.6 million and $260.1 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $160.3 million and $151.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

5.	Variable Interest Entities

The Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at our discretion. Certain option purchase contracts may result in the creation of a variable interest in the entity (“VIE”) that owns the land parcel under option.

We analyze our option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, we are required to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and whether we have the obligation to absorb losses of, or the right to receive benefits from the VIE. As a result of our analyses, we have concluded the Company is not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

Including deposits on our unconsolidated VIEs, at January 31, 2023, we had total cash deposits amounting to $187.7 million to purchase land and lots with a total purchase price of $1.8 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property.

6.	Warranty Costs

We have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three months ended January 31, 2023 and 2022, we received $1.0 million and $1.2 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2023 and previously delivered in 2022, our deductible under our general liability insurance is or was $25.0 million, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2023 and 2022 is or was $0.5 million, up to a $5.0 million limit in California and $0.25 million, up to a $5.0 million limit in all other states. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $25.0 million for fiscal 2023 and 2022. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2023	2022

Balance, beginning of period	$97,718	$94,916
Additions – Selling, general and administrative	1,577	2,216
Additions – Cost of sales	1,303	1,424
Charges incurred during the period	(8,802)	(4,154)
Changes to pre-existing reserves	(729)	(1,049)
Balance, end of period	$91,067	$93,353

The majority of the charges incurred during the first quarter of fiscal 2023 represented payments for construction defects related to the settlement of two litigation matters. Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were less than $0.1 million for both the three months ended January 31, 2023 and 2022 for prior year deliveries.

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

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Special Masters appointed by the Court to decide non-dispositive motions issued an opinion that (a) granted the Great Notch Plaintiff’s motion to permit it to assert a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it, and (b) further stated that the Great Notch Plaintiff is not permitted to pursue that claim until after any trial on the underlying liability claims. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. The trial had been scheduled for April 17, 2023; however, the Court has adjourned the trial and has not yet set a new date. The Hovnanian-affiliated defendants intend to defend these claims vigorously.

In December 2020, the New Jersey Department of Environmental Protection ("NJDEP") and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc., in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998, NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. Discovery is ongoing. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

8.	Cash Equivalents, Restricted Cash and Customer's Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. At January 31, 2023 and October 31, 2022, $13.9 million and $13.4 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $8.2 million and $13.4 million as of January 31, 2023 and October 31, 2022, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $31.5 million and $36.1 million as of January 31, 2023 and October 31, 2022, respectively. Included in these balances were (1) financial services customers’ deposits of $28.4 million at January 31, 2023 and $29.7 million as of  October 31, 2022, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $3.1 million at January 31, 2023 and $6.4 million as of October 31, 2022, respectively.

Homebuilding "Customers deposits" are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

9.	Leases

We rent certain office space for use in our operations. Our lease population at  January 31, 2023 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended January 31,
(In thousands)	2023	2022
Operating lease costs	$2,859	$2,588
Cash payments on lease liabilities	$2,386	$2,440

Operating right-of-use lease assets ("ROU assets") are classified within "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are classified within "Accounts payable and other liabilities". During the three months ended January 31, 2023, the Company recorded a net increase of $0.4 million to both its ROU assets and lease liabilities as a result of new leases and lease renewals that commenced during the period. The following table contains additional information about our leases:

(In thousands)	January 31, 2023	October 31, 2022
ROU assets	$17,650	$17,899
Lease liabilities	$18,498	$18,862
Weighted-average remaining lease term (in years)	3.4	3.5
Weighted-average discount rate	9.5%	9.5%

Maturities of our operating lease liabilities as of January 31, 2023 are as follows:

Fiscal Year Ended October 31,	(In thousands)
2023 (excluding the three months ended January 31, 2023)	$6,321
2024	5,779
2025	4,653
2026	3,111
2027	1,863
Total operating lease payments (1)	21,727
Less: imputed interest	(3,229)
Present value of operating lease liabilities	$18,498

(1) Lease payments exclude $13.7 million of legally binding minimum lease payments for office leases signed but not yet commenced as of January 31, 2023. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets as of January 31, 2023.

10.	Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale are collateralized by the underlying property. Loans held for sale are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Financial services” revenue. We currently use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and forward commitments to sell loans to third parties to protect us from interest rate fluctuations.

At January 31, 2023 and October 31, 2022, $58.0 million and $92.5 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. As of both   January 31, 2023 and 2022, we had reserves specifically for 14 identified mortgage loans, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2023 and 2022 was as follows:

	Three Months Ended
	January 31,
(In thousands)	2023	2022

Loan origination reserves, beginning of period	$1,795	$1,632
Provisions for losses during the period	32	41
Adjustments to pre-existing provisions for losses from changes in estimates	-	-
Loan origination reserves, end of period	$1,827	$1,673

11.	Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $133.9 million and $144.8 million, net of debt issuance costs, at January 31, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $416.1 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 7.7% and 6.7% at January 31, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on January 31, 2023 to extend the maturity date to January 31, 2024, is a short-term borrowing facility that provides up to $50.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), which was 4.63% at January 31, 2023, plus the applicable margin of 2.25% to 2.375%. As of January 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $15.7 million and $14.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 8, 2023, which we expect to be renewed for a one year term. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $20.3 million and $43.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which was amended on January 12, 2023 to extend the maturity date to January 10, 2024, and is a short-term borrowing facility through its maturity. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.75% or 3.25% based upon the type of loan. As of January 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $22.4 million and $37.1 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2023, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2023 and October 31, 2022, were as follows:

	January 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	250,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$853,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal senior notes and credit facilities	$1,154,852	$1,154,852
Net (discounts) premiums	$1,930	$4,079
Unamortized debt issuance costs	$(11,521)	$(12,384)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,145,261	$1,146,547

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At January 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2023 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in the first quarter of both fiscal 2023 and 2022. Market conditions continue to adversely impact our business, and it is therefore likely that by the end of fiscal 2023 we will be restricted under our Debt Instruments from continuing to pay dividends on our Series A preferred stock. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of our availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

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

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into a credit agreement (the “Secured Credit Agreement” and, together with the Unsecured Term Loan Facility (defined below) and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. In the fourth quarter of fiscal 2022, we amended our Secured Credit Agreement, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

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

The 10.0% 1.75 Lien Notes due 2025 (the "1.75 Lien Notes") have a maturity of November 15, 2025 and bear interest at a rate of 10.0% per annum payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. At any time and from time to time prior to November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 100.0% of their principal amount.

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

On December 10, 2019, K. Hovnanian entered into a Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”). The secured term loans under the Secured Term Loan Facility (the “Secured Term Loans”) bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. At any time and from time to time prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

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

As of January 31, 2023, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $242.3 million of cash and cash equivalents, which included $5.8 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $470.7 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $96.9 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $5.7 million and $6.0 million letters of credit outstanding at January 31, 2023 and October 31, 2022, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At January 31, 2023 and October 31, 2022, the amount of cash collateral in these segregated accounts was $5.8 million and $6.1 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended
	January 31,
(In thousands, except per share data)	2023	2022

Numerator:
Net income	$18,716	$24,808
Less: preferred stock dividends	(2,669)	(2,669)
Less: undistributed earnings allocated to participating securities	(1,403)	(2,189)
Numerator for basic earnings per share	$14,644	$19,950
Plus: undistributed earnings allocated to participating securities	1,403	2,189
Less: undistributed earnings reallocated to participating securities	(1,403)	(2,189)
Numerator for diluted earnings per share	$14,644	$19,950
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,186	6,389
Effect of dilutive securities:
Stock-based payments	282	112
Denominator for diluted earnings per share – weighted-average shares outstanding	6,468	6,501
Basic earnings per share	$2.37	$3.12
Diluted earnings per share	$2.26	$3.07

In addition, 80 thousand and 24 thousand shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for both the three months ended January 31, 2023 and 2022, respectively, because to do so would have been anti-dilutive for each period.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. During both the three months ended January 31, 2023 and 2022 we paid dividends of $2.7 million on the Series A preferred stock.

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

On August 4, 2008, our Board of Directors (the “Board”) adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018 and January 18, 2021, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (“NOL”) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common Stock and Class B common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing shareholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board’s decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2024, unless it expires earlier in accordance with its terms. The approval of the Board’s decision to initially adopt the Rights Plan and the amendments thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% shareholders and holders of Class B common stock, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

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

During the three months ended  January 31, 2023, we repurchased 118,478 shares under the new stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheets as of January 31, 2023. There were no shares repurchased during the three months ended  January 31, 2022. As of January 31, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

16.	Income Taxes

The total income tax benefit for the three months ended January 31, 2023 was $0.7 million. The benefit was primarily due to $6.2 million of energy efficient tax credits on homes closed in the prior fiscal year, which was offset by federal and state tax expense as a result of pretax income.

The total income tax expense for the three months ended January 31, 2022 was $10.6 million. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Our federal net operating losses of $909.5 million expire between 2029 and 2038, and $21.1 million have an indefinite carryforward period. Of our $2.3 billion of state NOLs, $411.4 million expire between 2023 through 2027; $1.4 billion expire between 2028 through 2032; $369.7 million expire between 2033 through 2037; $73.7 million expire between 2038 through 2042; and $51.5 million have an indefinite carryforward period.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. A valuation allowance is provided to offset deferred tax assets ("DTAs") if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. Future realization of DTAs depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of existing taxable temporary differences, expected future taxable income, taxable income in prior carryback years if permitted under the tax law and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any valuation allowance. The Company’s DTAs as of January 31, 2023 were $347.4 million.

As of January 31, 2023, we considered all available positive and negative evidence to determine whether, based on the weight of that evidence, our valuation allowance for our DTAs was appropriate. Overall, the positive evidence, both objective and subjective, outweighed the negative evidence. The significant positive improvement in our operations in the last three years, coupled with our contract backlog of $1.2 billion as of January 31, 2023 provided positive evidence to support the conclusion that a full valuation allowance is not necessary for all of our DTAs. As such, we used our go forward projections to estimate our usage of our existing federal and state DTAs. Based on this analysis, we determined that the current valuation allowance for our DTAs of $95.7 million as of January 31, 2023 is appropriate.

17.	Operating and Reporting Segments

We currently have homebuilding operations in 14 states that are aggregated into reportable segments based primarily upon geographic proximity.

Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and its financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under Accounting Standards Codification ("ASC") 280, including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended
	January 31,
(In thousands)	2023	2022

Revenues:
Northeast	$211,462	$174,945
Southeast	73,794	55,582
West	215,734	321,470
Total homebuilding	500,990	551,997
Financial services	12,164	13,309
Corporate and unallocated	2,212	7
Total revenues	$515,366	$565,313

Income before income taxes:
Northeast	$28,512	$19,838
Southeast	11,623	10,162
West	9,889	43,935
Total homebuilding	50,024	73,935
Financial services	3,111	2,909
Corporate and unallocated (1)	(35,088)	(41,443)
Income before income taxes	$18,047	$35,401

(1)

Corporate and unallocated for the three months ended January 31, 2023 included corporate general and administrative expenses of $25.5 million, interest expense of $6.6 million (a component of Other interest in our Condensed Consolidated Statements of Operations), and $3.0 million of other net expenses. Corporate and unallocated for the three months ended  January 31, 2022 included corporate general and administrative costs of $29.4 million, interest expense of $11.5 million and $0.5 million of other net expenses.

	January 31,	October 31,
(In thousands)	2023	2022

Assets:
Northeast	$494,830	$530,884
Southeast	357,831	330,894
West	824,696	802,704
Total homebuilding	1,677,357	1,664,482
Financial services	112,756	155,993
Corporate and unallocated	645,072	741,555
Total assets	$2,435,185	$2,562,030

18.	Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital.

During the first quarter of fiscal 2023, we contributed four communities we owned, including one active community, to one new unconsolidated joint venture for $41.1 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(In thousands)	January 31, 2023
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$132,931	$859	$133,790
Inventories	501,596	-	501,596
Other assets	25,388	-	25,388
Total assets	$659,915	$859	$660,774

Liabilities and equity:
Accounts payable and accrued liabilities	$479,122	$642	$479,764
Notes payable	58,767	-	58,767
Total liabilities	537,889	642	538,531
Equity of:
Hovnanian Enterprises, Inc.	97,047	209	97,256
Others	24,979	8	24,987
Total equity	122,026	217	122,243
Total liabilities and equity	$659,915	$859	$660,774
Debt to capitalization ratio	33%	0%	32%

(In thousands)	October 31, 2022
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$153,176	$868	$154,044
Inventories	441,140	-	441,140
Other assets	20,037	-	20,037
Total assets	$614,353	$868	$615,221

Liabilities and equity:
Accounts payable and accrued liabilities	$471,813	$651	$472,464
Notes payable	34,880	-	34,880
Total liabilities	506,693	651	507,344
Equity of:
Hovnanian Enterprises, Inc.	73,142	209	73,351
Others	34,518	8	34,526
Total equity	107,660	217	107,877
Total liabilities and equity	$614,353	$868	$615,221
Debt to capitalization ratio	24%	0%	24%

As of January 31, 2023 and October 31, 2022, we had advances outstanding of $3.8 million and $1.6 million, respectively, to these unconsolidated joint ventures. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the three months ended January 31, 2023 and 2022, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended January 31, 2023
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$79,601	$-	$79,601
Cost of sales and expenses	(76,885)	-	(76,885)
Joint venture net income	$2,716	$-	$2,716
Our share of net income	$7,160	$-	$7,160

	Three Months Ended January 31, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$69,591	$113	$69,704
Cost of sales and expenses	(65,582)	(26)	(65,608)
Joint venture net income	$4,009	$87	$4,096
Our share of net income	$8,147	$45	$8,192

The reason “Our share of net income” in our homebuilding joint ventures is higher than the “Joint venture net income” shown in the tables above is a result of our varying ownership percentages in each investment. For both the three months ended January 31, 2023 and 2022, we had investments in eight and ten unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended January 31, 2023, "Our share of net income" was higher than the "Joint venture net income" due to the recognition of income in excess of our current sharing percentage for one of our unconsolidated joint ventures in accordance with the joint venture agreement, which provides a higher earning percentage than ownership percentage when the joint venture partner exceeds defined rate of return thresholds. This was slightly offset by a second unconsolidated joint venture that experienced increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture's agreements. In addition, we had previously written off our investment in one of our unconsolidated joint ventures that was generating losses and therefore for the three months ended January 31, 2023 we did not recognize any losses on this investment. Had we not fully written off our investment, our share of the net loss in this unconsolidated joint venture would have been approximately 50%, which would have reduced our overall share of net income across all of our unconsolidated joint ventures. As a result, this unconsolidated joint venture loss significantly reduced the profit when looking at all of our eight unconsolidated joint ventures, in the aggregate, without having any impact on our share of net income or loss recorded in the applicable period.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenues. These management fees, which totaled $3.6 million and $2.4 million for the three months ended January 31, 2023 and 2022, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. For some of our unconsolidated joint ventures, obtaining financing was challenging; therefore, some of our unconsolidated joint ventures are capitalized only with equity. Any unconsolidated joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the unconsolidated joint venture entity is considered a VIE due to the returns being capped to the equity holders; however, in these instances, we have determined that we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.	Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional expedients to ease the potential accounting burden on contracts affected by the discontinuation of the London Interbank Offered Rate or another reference rate expected to be discontinued. This guidance was effective for the Company beginning on March 12, 2020 and we may elect to apply the amendments prospectively. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under ASC 848 from December 31, 2022 to December 31, 2024. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	January 31,	October 31,
(In thousands)	Hierarchy	2023	2022

Mortgage loans held for sale (1)	Level 2	$74,891	$110,548
Forward contracts	Level 2	(37)	752
Total		$74,854	$111,300
Interest rate lock commitments	Level 3	-	-
Total		$74,854	$111,300

(1)  The aggregate unpaid principal balance was $74.5 million and $110.2 million at January 31, 2023 and October 31, 2022, respectively.

We elected the fair value option for our loans held for sale. Management believes the fair value option improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and derivative instruments used to economically hedge them without having to apply complex hedge accounting. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $555.7 million at January 31, 2023. Loans in process for which interest rates were committed to the borrowers totaled $85.9 million as of January 31, 2023. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is primarily managed by entering into MBS forward commitments and option contracts. In the event of default by the purchaser, our risk is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2023, we had no open commitments to sell mandatory MBS.

Changes in fair value option that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended January 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$421	$-	$(37)

Three Months Ended January 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$1,982	$(645)	$135

We did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2023 and 2022, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 1.75 Lien Notes, 1.125 Lien Notes and 1.25 Lien Notes were a Level 2 measurement at January 31, 2023 due to recent trades on such notes (whereas such notes were a Level 3 measurement at October 31, 2022).

Fair Value as of January 31, 2023

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	164,842	-	164,842
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	243,308	-	243,308
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	284,665	-	284,665
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	158,955	158,955
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	96,523	96,523
5.0% Senior Notes due February 1, 2040	-	-	45,881	45,881
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	33,436	33,436
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	84,106	84,106
Total fair value	$-	$692,815	$418,901	$1,111,716

Fair Value as of October 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	165,844	165,844
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	240,393	240,393
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	272,966	272,966
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,566	162,566
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	94,282	94,282
5.0% Senior Notes due February 1, 2040	-	-	55,654	55,654
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,301	31,301
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,247	85,247
Total fair value	$-	$-	$1,108,253	$1,108,253

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of  January 31, 2023 and October 31, 2022.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended January 31, 2023 and 2022, the services provided by such engineering firm to the Company totaled $0.4 million and $0.2 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

Segments

Historically, the Company had seven reportable segments consisting of six homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and a financial services segment. During the fourth quarter of fiscal 2022, we reevaluated our reportable segments as a result of changes in the business and our management thereof. In particular, we considered the fact that, since our segments were last established, the Company had exited the Minnesota, North Carolina and Tampa markets and is currently in the process of exiting the Chicago market. Applying the principles set forth under Accounting Standards Codification 280, Segment Reporting, including that our business trends are reflective of economic conditions in markets with general geographic proximity, we realigned our homebuilding operating segments and determined that, in addition to our financial services segment, we now have three reportable homebuilding segments comprised of (1) Northeast, (2) Southeast and (3) West, as noted below. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

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

From early January 2022, 30-year mortgage rates increased rapidly from 3.2% to a high of 7.1% at the end of October 2022, and then back down slightly to 6.1% at the end of January 2023. The quick and sharp increase in interest rates from 2021 to 2022, persistently high levels of inflation and doubt about the stability of the economy, continues to negatively impact housing demand. During the first quarter of fiscal 2023, we were aggressive in our pricing, incentives and concessions in order to increase affordability, which had a positive effect on our sales pace, but due to the general uncertainty potential buyers still remain cautious about their decision to purchase a home. As a result, our net contracts and net contracts per average active selling community remained adversely impacted compared to the first quarter of fiscal 2022, although we did see positive improvement throughout the quarter. Our gross contract cancellation rate for the three months ended January 31, 2023 was higher than the three months ended January 31, 2022 but decreased compared to the fourth quarter of fiscal 2022. For the month of January 2023 our gross contract cancellation rate was 27%, which remained above our historical average. We continue to experience extended build times due to lingering supply chain issues but given the lower volume of homes in construction we expect to see improvements resulting from an increase in available labor going forward. In addition, we have renegotiated the timing or pricing of certain land contracts and continue to build on our national initiatives to drive down costs with our vendors and trade partners who are also being affected by the difficult macro-economic environment. Although recent sales per community in January and February have begun to improve, given the slower sales pace in the second half of fiscal 2022 and the first quarter of fiscal 2023 compared to the prior year and uncertainty in the homebuilding market, the Company will be taking measures in the second quarter of fiscal 2023 to reduce its overhead expenses through a combination of workforce reductions and certain other cost reduction measures.

We expect continued pressure on our results from higher wages due to inflation, as well as increased advertising spending, and less favorable margins on the mortgage rates we offer customers in order to attract buyers. The changing conditions in the housing market caused by increased mortgage rates and other factors make it difficult to predict how strongly our business will be adversely impacted as we head into the spring selling season.

Information on our operating results for the three months ended January 31, 2023 are as follows:

● Sale of homes revenues decreased to $499.6 million for the three months ended January 31, 2023 from $551.4 million for the three months ended January 31, 2022. There was a 20.1% decrease in the number of home deliveries, due in part to the prior year deliveries being unusually high as a result of an extremely strong sales pace in late fiscal 2021 and early fiscal 2022. Partially offsetting the decrease in home deliveries was an increase in average prices of 13.4% for the three months ended January 31, 2023, compared to the prior year period, as home prices increased rapidly in virtually all of our markets through the first half of fiscal 2022, along with the geographic and community mix of our deliveries.

● Gross margin dollars decreased 15.0% for the three months ended January 31, 2023, as compared to the same period of the prior year, as a result of the decrease in gross margin percentage to 18.7% for the three months ended January 31, 2023 from 19.9% for the three months ended January 31, 2022. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 22.4% for the three months ended January 31, 2022 to 21.8% for the three months ended January 31, 2023. The decreases were primarily due to our use of incentives and concessions to make our homes more affordable in the markets in which we operate, partially offset by a reduction in construction costs.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $73.4 million, or 14.2% of total revenues, in the three months ended January 31, 2023 compared with $72.2 million, or 12.8% of total revenues, in the three months ended January 31, 2022. The increase in Total SGA as a percentage of total revenues is primarily due to the decrease in revenues for the three months ended January 31, 2023, as compared to the same period of the prior year, as discussed above.

● Other interest increased to $15.1 million for the three months ended January 31, 2023 from $13.4 million for the three months ended January 31, 2022, primarily due to additional inventory financing resulting from an increase in average inventory not owned.

● Pre-tax income decreased to $18.0 million for the three months ended January 31, 2023 from pre-tax income of $35.4 million for the three months ended January 31, 2022. Net income decreased to $18.7 million for the three months ended January 31, 2023 from net income of $24.8 million for the three months ended January 31, 2022. Net income for the first quarter of fiscal 2023 included a $6.2 million tax benefit from energy efficient home credits. Earnings per share, basic and diluted, decreased to $2.37 and $2.26, respectively, for the three months ended January 31, 2023 compared to $3.12 and $3.07, respectively, for the three months ended January 31, 2022.

● Net contracts decreased 49.2% for the three months ended January 31, 2023, compared to the same period of the prior year, as the slow sales pace across the industry during the second half of fiscal 2022 continued into the first quarter of fiscal 2023, primarily as a result of fluctuating interest rates and a continuing uncertain economic outlook. However, sales pace per community did improve in each consecutive month of the first quarter of fiscal 2023.

● Net contracts per average active selling community decreased to 6.5 for the three months ended January 31, 2023 compared to 13.1 in the same period of the prior year. The decline was due to the decrease in net contracts discussed above.

● Contract backlog decreased from 3,624 homes at January 31, 2022 to 2,028 homes at January 31, 2023, and the dollar value of contract backlog decreased to $1.2 billion, a 37.6% decrease in dollar value compared to the prior year. The decreases were primarily attributed to lower sales and an increase in cancellations as buyers continue to try and navigate a difficult environment. Our gross contract cancellation rate of 30% in the first quarter of fiscal 2023 was an improvement sequentially from the fourth quarter of fiscal 2022 when it was 41%.

● Our cash position allowed us to spend $134.4 million on land purchases and land development during the three months ended January 31, 2023 and still have total liquidity of $365.7 million, including $234.9 million of homebuilding cash and cash equivalents as of January 31, 2023 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues increased (decreased) as follows:

	Three Months Ended

	January 31,	January 31,	Dollar	Percentage
(Dollars in thousands)	2023	2022	Change	Change
Homebuilding:
Sale of homes	$499,645	$551,366	$(51,721)	(9.4)%
Land sales and other revenues	3,557	638	2,919	457.5%
Financial services	12,164	13,309	(1,145)	(8.6)%

Total revenues	$515,366	$565,313	$(49,947)	(8.8)%

Homebuilding: Sale of Homes

For the three months ended January 31, 2023, sale of homes revenues decreased 9.4% compared to the same period in the prior year. The sale of homes revenue decrease is due to a 20.1% decrease in homes delivered, partially offset by a 13.4% increase in the average price per home for the three months ended January 31, 2023, compared with the prior year period. The average price per home increased to $532,671 in the three months ended January 31, 2023 from $469,647 in the three months ended January 31, 2022. The increase in average price was the result of increases in home prices in virtually all of our markets, primarily during the first half of fiscal 2022, along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2023	2022	% Change

Consolidated total:
Housing revenues	$499,645	$551,366	(9.4)%
Homes delivered	938	1,174	(20.1)%
Average sales price	$532,671	$469,647	13.4%

Unconsolidated joint ventures (1)
Housing revenues	$78,670	$63,620	23.7%
Homes delivered	107	109	(1.8)%
Average sales price	$735,234	$583,670	26.0%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $2.9 million for the three months ended January 31, 2023 compared to the same period in the prior year. Other revenues include interest income, which increased as a result of an increase in rates on cash and cash equivalent accounts in the first quarter of fiscal 2023 compared to the same period in the prior year. In addition, other revenues include income from contract cancellations where deposits have been forfeited due to contract terminations, which increased due to higher cancellations in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There was one land sale in both of the three months ended January 31, 2023 and 2022, and a $0.3 million increase in land sales revenue.

Homebuilding: Cost of Sales

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairments and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for homebuilding and land and lot sales and the gross margins for each is set forth below.

Homebuilding gross margin, before cost of sales interest expense and land charges is a non-GAAP financial measure. This measure should not be considered as an alternative to homebuilding gross margin determined in accordance with U.S. GAAP as an indicator of operating performance.

Management believes this non-GAAP measure enables investors to better understand our operating performance. This measure is also useful internally, helping management evaluate our operating results on a consolidated basis and relative to other companies in our industry. In particular, the magnitude and volatility of land charges for the Company, and for other homebuilders, have been significant and, as such, have made comparable financial analysis of our industry more difficult. Homebuilding metrics excluding land charges, as well as interest amortized to cost of sales, and other similar presentations prepared by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies’ respective levels of impairments and debt.

	Three Months Ended
	January 31,
(Dollars in thousands)	2023	2022

Sale of homes	$499,645	$551,366
Cost of sales, excluding interest expense and land charges	390,963	427,873
Homebuilding gross margin, before cost of sales interest expense and land charges	108,682	123,493
Cost of sales interest expense, excluding land sales interest expense	15,001	13,724
Homebuilding gross margin, after cost of sales interest expense, before land charges	93,681	109,769
Land charges	477	99
Homebuilding gross margin	$93,204	$109,670
Homebuilding gross margin percentage	18.7%	19.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.8%	22.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	18.8%	19.9%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended
	January 31,
	2023	2022

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	68.0%	69.0%
Commissions	3.3%	3.6%
Financing concessions	2.3%	0.8%
Overheads	4.6%	4.2%
Total cost of sales, before interest expense and land charges	78.2%	77.6%
Cost of sales interest	3.0%	2.5%
Land charges	0.1%	0.0%

Homebuilding gross margin percentage	18.7%	19.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	21.8%	22.4%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	18.8%	19.9%

We sell a variety of home types in various communities, each yielding a different gross margin. The decrease in gross margins for the three months ended January 31, 2023, was primarily due to the increase in our use of incentives and concessions to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended
	January 31,
(In thousands)	2023	2022

Land and lot sales	$329	$34
Cost of sales, excluding interest	77	44
Land and lot sales gross margin, excluding interest	252	(10)
Land and lot sales interest expense	21	21
Land and lot sales gross margin, including interest	$231	$(31)

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $0.5 million and $0.1 million in expense for the three months ended January 31, 2023 and 2022, respectively. There were no inventory impairments during the three months ended January 31, 2023 and 2022. During the three months ended January 31, 2023 and 2022, we wrote-off residential land option, approval and engineering costs. Such write-offs occurred across each of our segments in the first quarter of fiscal 2023 and 2022.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $5.2 million to $47.9 million for the three months ended January 31, 2023 compared to the same period in the prior year. The increase was primarily due to fees incurred on unused builder forward commitments we are offering to lower mortgage rates for our customers, which began in the second half of fiscal 2022. Also contributing to the increase in SGA was an increase in compensation expense related to merit-based salary increases.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community for the three months ended January 31, 2023 were 6.5 compared to 13.1 for the same period in the prior year. Our reported level of sales contracts (net of cancellations) were impacted by a decrease in the pace of sales in all of our segments. As noted above, the current level of demand for new homes is significantly lower due to high levels of inflation, a sharp increase in mortgage rates from the prior year and continued concern about an economic recession. During the quarter, net contracts per average active selling community did increase from 1.5 in November to 3.0 in January as mortgage rates started to stabilize slightly during the period for potential home buyers.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	30%	14%	17%	19%	24%
Second		17%	16%	23%	19%
Third		27%	16%	18%	19%
Fourth		41%	15%	18%	21%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	16%	8%	11%	14%	16%
Second		9%	9%	20%	20%
Third		8%	6%	21%	16%
Fourth		13%	6%	14%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have generally been within what we believe to be a normal range, with fiscal 2021 and first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. However, during the last three quarters, due to the sharp decline in gross sales and an increase in cancellations, our cancellation rate as a percentage of gross sales increased significantly to 27%, 41% and 30%, respectively, which is higher than our historical normal range. Additionally, our cancellation rate as a percentage of beginning backlog for the first quarter of fiscal 2023 was 16%, which is also above our historical normal range of 13%. Market conditions remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the
	Three Months Ended		Contract Backlog as of
	January 31,		January 31,
(Dollars in thousands)	2023	2022	2023	2022

Northeast:
Dollars	$185,850	$261,577	$432,508	$761,929
Number of homes	311	468	782	1,395

Southeast:
Dollars	$82,191	$126,454	$319,344	$292,384
Number of homes	164	$228	525	545

West:
Dollars	$147,087	$410,231	$425,669	$831,289
Number of homes	313	855	721	1,684

Total:
Dollars	$415,128	$798,262	$1,177,521	$1,885,602
Number of homes	788	1,551	2,028	3,624

Contract backlog dollars decreased 37.6% as of January 31, 2023 compared to January 31, 2022, and the number of homes in backlog decreased 44.0% for the same period. The decrease in backlog dollars and number of homes for the three months ended January 31, 2023 compared to the same period in the prior year was driven by the slower sales environment in the second half of fiscal 2022 and first quarter of fiscal 2023.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2023	2022	Variance	Variance %

Northeast
Homebuilding revenue	$211,462	$174,945	$36,517	20.9%
Income before income taxes	$28,512	$19,838	$8,674	43.7%
Homes delivered	371	358	13	3.6%
Average sales price	$568,394	$487,930	$80,464	16.5%

Southeast
Homebuilding revenue	$73,794	$55,582	$18,212	32.8%
Income before income taxes	$11,623	$10,162	$1,461	14.4%
Homes delivered	141	104	37	35.6%
Average sales price	$522,950	$533,606	$(10,656)	(2.0)%

West
Homebuilding revenue	$215,734	$321,470	$(105,736)	(32.9)%
Income before income taxes	$9,889	$43,935	$(34,046)	(77.5)%
Homes delivered	426	712	(286)	(40.2)%
Average sales price	$504,777	$451,112	$53,665	11.9%

Homebuilding Results by Segment

Northeast - Homebuilding revenue increased 20.9% for the three months ended January 31, 2023 compared to the same period in the prior year. The increase for the three months ended January 31, 2023 was attributed to a 3.6% increase in homes delivered as well as a 16.5% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $8.7 million to $28.5 million for the three months ended January 31, 2023 as compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $1.8 million decrease in SGA, and a slight increase in gross margin percentage.

Southeast – Homebuilding revenue increased 32.8% for the three months ended January 31, 2023 compared to the same period in the prior year. The increase was due to a 35.6% increase in homes delivered, partially offset by a 2.0% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single-family homes and townhomes in lower-end submarkets of the segment for the three months ended January 31, 2023 compared to a mix of more deliveries in higher-end submarkets for the three months ended January 31, 2022. This decrease is partially offset by price increases in certain communities.

Income before income taxes increased $1.5 million to $11.6 million for the three months ended January 31, 2023 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage.

West – Homebuilding revenue decreased 32.9% for the three months ended January 31, 2023 compared to the same period in the prior year. The decrease was due to a 40.2% decrease in homes delivered, partially offset by an 11.9% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $34.0 million to $9.9 million for the three months ended January 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the three months ended January 31, 2023 and 2022, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 29.1% and 24.3%, respectively, of our total loans. For the three months ended January 31, 2023 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 74.6% to 70.1%, respectively. The origination of loans which exceed conforming conventions decreased to 0.8% for the three months ended January 31, 2023 compared to 1.1% for the same period in the prior year.

During the three months ended January 31, 2023 and 2022, financial services provided $3.1 million and $2.9 million of income before income taxes, respectively. The slight increase in financial services income before income taxes was primarily due to the decrease in total financial services costs from closing less loans in the first quarter of fiscal 2023 compared to the same period in the prior year and an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the market areas served by our wholly owned mortgage banking subsidiaries, 63.3% and 64.1% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2023 and 2022, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $25.5 million for the three months ended January 31, 2023 compared to $29.4 million for the three months ended January 31, 2022, primarily due to a decrease in compensation expense, mainly related to the grants of phantom stock awards under our 2019 long-term incentive plan, for which expense is impacted by the change in our stock price each period. During the first quarter of fiscal 2023, stock awards were granted under a new Long-Term Incentive Program (the “2023 LTIP”) that consists of 50% cash-settled phantom shares and 50% equity-settled shares. The 2023 LTIP included phantom shares based on analysis that demonstrated a higher likelihood of dilution to our book value per share if the entire award was settled in shares rather than cash via phantom shares.

Other Interest

Other interest increased $1.7 million for the three months ended January 31, 2023 compared to the same period in the prior year. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased primarily due to additional inventory financing resulting from an increase in average inventory not owned.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $1.0 million to $7.2 million for the three months ended January 31, 2023 compared to the same period in the prior year. The decrease was primarily due to receiving the final distribution from one of our unconsolidated joint ventures in the first quarter of fiscal 2022.

Income Taxes

The total income tax benefit for the three months ended January 31, 2023 was $0.7 million. The benefit was primarily due to $6.2 million in energy efficient home tax credits offset by federal and state tax expense as a result of pretax income. The total income tax expense for the three months ended January 31, 2022 was $10.6 million. The expense was primarily due to federal and state tax expense recorded as a result of our pretax income. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at January 31, 2023 was $365.7 million, including $234.9 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities, and other financing activities. We may not be able to obtain desired financing even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

Operating, Investing and Financing Cash Flow Activities

We spent $134.4 million on land and land development during the first quarter of fiscal 2023. After land and land development spending and all other operating activities, including revenue received from deliveries, cash used in operations was $31.2 million. During the first quarter of fiscal 2023, cash used in investing activities was $23.3 million, primarily due to a new unconsolidated joint venture entered into during the period, along with the acquisition of certain fixed assets, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $48.4 million during the first quarter of fiscal 2023, primarily due to net payments related to our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings and model sale leaseback financings, repurchases of common stock and the payment of preferred dividends, partially offset by net proceeds from land banking financings during the period. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2023 and 2022 were for operating expenses, land purchases, land deposits, land development, construction spending, model sale leasebacks, state income taxes, interest payments, preferred dividends, equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, land banking transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of January 31, 2023 and October 31, 2022, were as follows:

	January 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes	$853,093	$853,093
Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (1)	$-	$-
Less: Net (discounts), premiums and unamortized debt issuance costs	$(9,591)	$(8,305)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,145,261	$1,146,547

(1) At January 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. In the fourth quarter of fiscal 2022, we amended our Secured Credit Facility, which amendments became effective in the first quarter of fiscal 2023. As amended, the revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at January 31, 2023 (except for the 8.0% Senior Notes due 2027 which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at January 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans made under the Unsecured Term Loan Facility (defined below) (the “Unsecured Term Loans”), loans made under the Secured Term Loan Facility (defined below) (the “Secured Term Loans”) and loans made under the Secured Credit Agreement (as defined below) (the “Secured Revolving Loans”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of January 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in the first quarter of both fiscal 2023 and 2022. As discussed above, market conditions continue to adversely impact our business, and it is therefore likely that by the end of fiscal 2023 we will be restricted under our Debt Instruments from continuing to pay dividends on our Series A preferred stock. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

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

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes, including information with respect to the collateral securing our secured Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $133.9 million and $144.8 million (net of debt issuance costs) at January 31, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $416.1 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 7.7% and 6.7% at January 31, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2023 and October 31, 2022, we had an aggregate of $58.4 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

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

During the three months ended January 31, 2023, we repurchased 118,478 shares under the new stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheets as of January 31, 2023. There were no shares repurchased during the three months ended January 31, 2022. As of January 31, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. During both the three months ended January 31, 2023 and 2022 we paid dividends of $2.7 million on the Series A preferred stock.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $26.1 million to $101.0 million at January 31, 2023 compared to October 31, 2022. The increase was primarily due to a new joint venture formed in the first quarter of fiscal 2023, along with income recorded from one of our existing unconsolidated joint ventures during the period. As of January 31, 2023 and October 31, 2022, we had investments in seven and six unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $18.6 million to $1.2 billion at January 31, 2023 compared to October 31, 2022. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $54.5 million, partially offset by increases of $17.2 million in the Southeast and $18.7 million in the West. The net decrease was primarily attributable to home deliveries, along with inventory contributed to a new joint venture, partially offset by new land purchases and land development during the period. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at January 31, 2023 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $6.4 million from October 31, 2022 to January 31, 2023. The increase was primarily due to an increase in land banking transactions, partially offset by a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us an option to purchase finished lots on a predetermined schedule. On our Condensed Consolidated Balance Sheet, at January 31, 2023, inventory of $267.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $160.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from land banking transactions. We also sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. On our Condensed Consolidated Balance Sheet, at January 31, 2023, inventory of $47.4 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at the time. That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such time as the markets improve or we determine to sell the property. As of January 31, 2023, we had mothballed land in two communities. The book value associated with these communities included on our Condensed Consolidated Balance Sheet in “Land and land options held for future development or sale” at January 31, 2023 was $1.4 million, which was net of impairment charges recorded in prior periods of $20.3 million. During the first quarter of fiscal 2023, we did not mothball any additional communities, nor did we sell or re-activate any previously mothballed communities.

Inventories held for sale, which are land parcels where we have decided not to build homes and are actively marketing the land for sale, represented $10.2 million of our total inventories held for sale at January 31, 2023, and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2022. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at January 31, 2023 compared to October 31, 2022 is attributable to delivering homes and terminating certain option agreements during the period, partially offset by acquiring new land parcels.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
January 31, 2023:

Northeast	33	3,928	10,269	14,197
Southeast	21	1,776	1,873	3,649
West	67	6,570	4,956	11,526

Consolidated total	121	12,274	17,098	29,372

Unconsolidated joint ventures (2)	12	3,680	236	3,916

Owned		6,153	2,181	8,334
Optioned		5,872	14,917	20,789
Construction to permanent financing lots		249	-	249

Consolidated total		12,274	17,098	29,372

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2022:

Northeast	32	4,296	10,726	15,022
Southeast	21	1,898	2,823	4,721
West	68	6,909	5,148	12,057

Consolidated total	121	13,103	18,697	31,800

Unconsolidated joint ventures (2)	13	3,355	-	3,355

Owned		6,634	2,388	9,022
Optioned		6,187	16,309	22,496
Construction to permanent financing lots		282	-	282

Consolidated total		13,103	18,697	31,800

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

	January 31, 2023			October 31, 2022:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	76	36	112	92	32	124
Southeast	71	5	76	72	5	77
West	521	22	543	516	22	538

Total	668	63	731	680	59	739

Started or completed unsold homes and models per active selling communities (1)	5.5	0.5	6.0	5.6	0.5	6.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 121 at both January 31, 2023 and October 31, 2022, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $43.2 million to $112.8 million at January 31, 2023, compared to October 31, 2022. Financial services assets consist primarily of residential mortgage receivables held for sale of which $70.9 million and $108.6 million at January 31, 2023 and October 31, 2022, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2022 was primarily related to a decrease in the volume of loans originated during the first quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022, partially offset by a slight increase in the average loan value.

Financial services liabilities decreased $44.5 million to $91.1 million at January 31, 2023 compared to October 31, 2022. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

The annual rate of inflation in the United States hit 6.4% in January 2023, nearly the highest in more than three decades, as measured by the Consumer Price Index. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 57.7% of our homebuilding cost of sales for the three months ended January 31, 2023.

For the first quarter of fiscal 2023, elevated inflation continues to create economic uncertainty and have an impact on interest rates, which in turn adversely impacted our home sales.

Critical Accounting Policies

As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, our most critical accounting policies relate to inventories, unconsolidated joint ventures, warranty and construction defect reserves and income taxes. Since October 31, 2022, there have been no significant changes to those critical accounting policies.

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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of January 31, 2023, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2023 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	1/31/23

Long term debt(1):
Fixed rate	$-	$-	$-	$943,683	$39,551	$171,618	$1,154,852	$1,111,716
Weighted average interest rate	-%	-%	-%	10.10%	5.00%	7.37%	9.52%

(1)	Does not include:
● the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
● $133.9 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
● our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of January 31, 2023.

.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2023. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased of Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 1, 2022 through November 30, 2022	118,475	$ 40.51	118,475	$ 32,977,920
December 1, 2022 through December 31, 2022	-	$ -	-	$ 32,977,920
January 1, 2023 through January 31, 2023	-	$ -	-	$ 32,977,920

(1) On September 1, 2022, the Board terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

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

10(a)*	Form of 2023 Long-Term Incentive Program Award Agreement - Class A.

10(b)*	Form of 2023 Long-Term Incentive Program Award Agreement - Class B.

10(c)*	Form of 2023 Long-Term Incentive Program Phantom Share Agreement.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2023 and October 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity Deficit for the three months ended January 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2023 and 2022, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended January 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 6, 2023
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	March 6, 2023
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer