Form 10-Q
period 2023-04-30
HOVNANIAN ENTERPRISES INC
filed 2023-06-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,278,942 shares of Class A Common Stock and 720,126 shares of Class B Common Stock were outstanding as of May 31, 2023.

true

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	October 31,
	2023	2022

ASSETS
Homebuilding:
Cash and cash equivalents	$333,254	$326,198
Restricted cash and cash equivalents	7,916	13,382
Inventories:
Sold and unsold homes and lots under development	1,060,410	1,058,183
Land and land options held for future development or sale	123,832	152,406
Consolidated inventory not owned	300,750	308,595
Total inventories	1,484,992	1,519,184
Investments in and advances to unconsolidated joint ventures	85,820	74,940
Receivables, deposits and notes, net	37,210	37,837
Property and equipment, net	27,952	25,819
Prepaid expenses and other assets	56,756	63,884
Total homebuilding	2,033,900	2,061,244

Financial services	113,162	155,993

Deferred tax assets, net	336,692	344,793
Total assets	$2,483,754	$2,562,030

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$134,124	$144,805
Accounts payable and other liabilities	376,866	439,952
Customers’ deposits	71,359	74,020
Liabilities from inventory not owned, net of debt issuance costs	200,299	202,492
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,144,090	1,146,547
Accrued interest	36,220	32,415
Total homebuilding	1,962,958	2,040,231

Financial services	91,299	135,581

Income taxes payable	-	3,167
Total liabilities	2,054,257	2,178,979

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2023 and October 31, 2022	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,179,884 shares at April 30, 2023 and 6,159,886 shares at October 31, 2022	62	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 747,976 shares at April 30, 2023 and 733,374 shares at October 31, 2022	7	7
Paid in capital - common stock	731,374	727,663
Accumulated deficit	(304,889)	(352,413)
Treasury stock - at cost – 901,379 shares of Class A common stock at April 30, 2023 and 782,901 shares at October 31, 2022; 27,669 shares of Class B common stock at April 30, 2023 and October 31, 2022	(132,382)	(127,582)
Total Hovnanian Enterprises, Inc. stockholders’ equity	429,471	383,036
Noncontrolling interest in consolidated joint ventures	26	15
Total equity	429,497	383,051
Total liabilities and equity	$2,483,754	$2,562,030

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Revenues:
Homebuilding:
Sale of homes	$670,708	$685,823	$1,170,353	$1,237,189
Land sales and other revenues	18,750	1,008	22,307	1,646
Total homebuilding	689,458	686,831	1,192,660	1,238,835
Financial services	14,203	15,706	26,367	29,015
Total revenues	703,661	702,537	1,219,027	1,267,850

Expenses:
Homebuilding:
Cost of sales, excluding interest	540,622	503,682	931,662	931,599
Cost of sales interest	21,425	21,678	36,447	35,423
Inventory impairments and land option write-offs	137	565	614	664
Total cost of sales	562,184	525,925	968,723	967,686
Selling, general and administrative	50,456	46,501	98,374	89,247
Total homebuilding expenses	612,640	572,426	1,067,097	1,056,933

Financial services	10,152	10,792	19,205	21,192
Corporate general and administrative	25,079	21,684	50,569	51,119
Other interest	14,501	12,425	29,594	25,818
Other expenses, net	574	641	960	1,009
Total expenses	662,946	617,968	1,167,425	1,156,071
Loss on extinguishment of debt, net	-	(6,795)	-	(6,795)
Income from unconsolidated joint ventures	5,408	3,171	12,568	11,362
Income before income taxes	46,123	80,945	64,170	116,346
State and federal income tax provision:
State	1,083	2,587	3,294	5,130
Federal	10,894	15,923	8,014	23,973
Total income taxes	11,977	18,510	11,308	29,103
Net income	34,146	62,435	52,862	87,243
Less: preferred stock dividends	2,669	2,669	5,338	5,338
Net income available to common stockholders	$31,477	$59,766	$47,524	$81,905

Per share data:
Basic:
Net income per common share	$4.68	$8.50	$7.05	$11.62
Weighted-average number of common shares outstanding	6,166	6,396	6,176	6,392
Assuming dilution:
Net income per common share	$4.47	$8.39	$6.74	$11.44
Weighted-average number of common shares outstanding	6,462	6,477	6,463	6,492

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six MONTH PERIOD ENDED April 30, 2023

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051

Stock options, amortization and issuances	209						8				8

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	18,051		14,620				1,487				1,487

Changes in noncontrolling interest in consolidated joint ventures										4	4

Share repurchases	(118,478)								(4,800)		(4,800)

Net income								18,716			18,716

Balance, January 31, 2023	5,276,767	$62	720,325	$7	5,600	$135,299	$729,158	$(336,366)	$(132,382)	$19	$395,797

Stock options, amortization and issuances	1,720						59				59

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures							2,157				2,157

Conversion of Class B to Class A common stock	18		(18)								-

Changes in noncontrolling interest in consolidated joint ventures										7	7

Net income								34,146			34,146

Balance, April 30, 2023	5,278,505	$62	720,307	$7	5,600	$135,299	$731,374	$(304,889)	$(132,382)	$26	$429,497

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income	$52,862	$87,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,924	2,489
Stock-based compensation	4,235	3,394
Amortization of debt discounts, premiums and deferred financing costs	722	(194)
Loss (gain) on sale of property and assets	15	(37)
Income from unconsolidated joint ventures	(12,568)	(11,362)
Distributions of earnings from unconsolidated joint ventures	4,522	2,743
Loss on extinguishment of debt	-	6,795
Noncontrolling interest in consolidated joint ventures	11	139
Inventory impairments and land option write-offs	614	664
Decrease (increase) in assets:
Inventories	48,453	(238,571)
Receivables, deposits and notes	4,516	(4,337)
Origination of mortgage loans	(516,798)	(598,600)
Sale of mortgage loans	548,722	656,300
Deferred tax assets	8,101	25,121
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(77,536)	(25,227)
Customers’ deposits	(2,661)	32,150
State income tax payable	(3,167)	(913)
Net cash provided by (used in) operating activities	65,967	(62,203)
Cash flows from investing activities:
Proceeds from sale of property and assets	93	63
Purchase of property, equipment, and other fixed assets	(8,169)	(5,335)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(20,042)	(152)
Distributions of capital from unconsolidated joint ventures	7,663	2,324
Net cash used in investing activities	(20,455)	(3,100)
Cash flows from financing activities:
Proceeds from mortgages and notes	152,519	230,984
Payments related to mortgages and notes	(163,190)	(158,608)
Proceeds from model sale leaseback financing programs	11,830	26,982
Payments related to model sale leaseback financing programs	(5,587)	(8,551)
Proceeds from land bank financing programs	30,335	69,741
Payments related to land bank financing programs	(39,063)	(25,953)
Proceeds from partner distributions to consolidated joint venture	-	40
Payments for partner distributions to consolidated joint venture	-	(270)
Net payments related to mortgage warehouse lines of credit	(31,879)	(60,434)
Payments related to senior secured notes	-	(103,875)
Preferred dividends paid	(5,338)	(5,338)
Treasury stock purchases	(4,800)	-
Deferred financing costs from land banking financing programs and note issuances	(1,815)	(3,962)
Net cash used in financing activities	(56,988)	(39,244)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(11,476)	(104,547)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	382,190	311,396
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$370,714	$206,849

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$27,098	$26,434
Income taxes	$6,888	$4,895

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$333,254	$149,431
Homebuilding: Restricted cash and cash equivalents	7,916	14,283
Financial Services: Cash and cash equivalents, included in financial services assets	3,790	3,939
Financial Services: Restricted cash and cash equivalents, included in financial services assets	25,754	39,196
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$370,714	$206,849

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

(Continued)

Supplemental disclosure of non-cash operating and investing activities:

In the second quarter of fiscal 2023, we consolidated the remaining assets of one of our unconsolidated joint ventures, resulting in a $10.8 million reduction in our investment in the joint venture, and increases of $14.9 million and $5.3 million to inventory and accounts payable, respectively.

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

For the three and six months ended April 30, 2023, stock-based compensation expense was $2.2 million ($1.6 million net of tax) and $4.2 million ($3.5 million net of tax), respectively. For the three and six months ended April 30, 2022, stock-based compensation expense was $1.8 million ($1.4 million net of tax) and $3.4 million ($2.5 million net of tax), respectively. Included in stock-based compensation expense was $8 thousand and $16 thousand of stock option expense for the three and six months ended April 30, 2023, respectively, and $45 thousand and $90 thousand of stock option expense for the three and six months ended April 30, 2022, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022
Interest capitalized at beginning of period	$60,795	$63,804	$59,600	$58,159
Plus interest incurred(1)	35,122	33,872	69,448	66,655
Less cost of sales interest expensed	(21,425)	(21,678)	(36,447)	(35,423)
Less other interest expensed(2)(3)	(14,501)	(12,425)	(29,594)	(25,818)
Less interest contributed to unconsolidated joint venture(4)	-	-	(3,016)	-
Plus interest acquired from unconsolidated joint venture(5)	283	-	283	-
Interest capitalized at end of period(6)	$60,274	$63,573	$60,274	$63,573

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $5.3 million and $9.0 million for the three months ended April 30, 2023 and 2022, respectively, and $11.8 million and $20.5 million for the six months ended April 30, 2023 and 2022, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $9.2 million and $3.4 million for the three months ended April 30, 2023 and 2022, respectively, and $17.8 million and $5.3 million for the six months ended April 30, 2023 and 2022, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022
Other interest expensed	$14,501	$12,425	$29,594	$25,818
Interest paid by our mortgage and finance subsidiaries	685	362	1,309	830
Decrease (increase) in accrued interest	15,816	18,901	(3,805)	(214)
Cash paid for interest, net of capitalized interest	$31,002	$31,688	$27,098	$26,434

(4)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.

(5)	Represents capitalized interest which was included as part of the assets purchased from joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(6)	Capitalized interest amounts are shown gross before allocating a portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

During the six months ended April 30, 2023 and 2022, respectively, we had a total of 359 and 392 communities that were either under development, held for future development or open for sale, which we evaluated for indicators of impairment. We did not identify impairment indicators for any community during the three and six months ended  April 30, 2023 and 2022.

We write off certain costs when communities are redesigned, abandoned or we do not exercise our options. Total aggregate write-offs related to these items were $0.1 million and $0.6 million for the three months ended April 30, 2023 and 2022, respectively, and $0.6 million and $0.7 million for the  six months ended April 30, 2023 and 2022, respectively. The number of lots walked away from during the three months ended  April 30, 2023 and 2022 were 215 and 713, respectively, and 2,397 and 1,133 during the six months ended April 30, 2023 and 2022, respectively. The walk-aways occurred across each of our segments in the first half of both fiscal 2023 and 2022.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2023 and October 31, 2022 included inventory of $56.9 million and $48.5 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $57.3 million and $51.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to land bankers and they provide us with an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2023 and October 31, 2022 included inventory of $243.9 million and $260.1 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $143.0 million and $151.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Including deposits on our unconsolidated VIEs, at April 30, 2023, we had total cash deposits amounting to $184.3 million to purchase land and lots with a total purchase price of $1.8 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property.

6.	Warranty Costs

We have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and six months ended April 30, 2023 and 2022, we received $1.0 million and $2.0 million, respectively, and $2.0 million and $3.2 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2023 and previously delivered in 2022, our deductible under our general liability insurance is or was $25.0 million, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2023 and 2022 is or was $0.5 million, up to a $5.0 million limit in California and $0.25 million, up to a $5.0 million limit in all other states. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $25.0 million for fiscal 2023 and 2022. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and six months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022

Balance, beginning of period	$91,067	$93,353	$97,719	$94,916
Additions – Selling, general and administrative	2,217	2,126	3,794	4,342
Additions – Cost of sales	1,937	1,669	3,240	3,093
Charges incurred during the period	(4,584)	(5,783)	(13,387)	(9,937)
Changes to pre-existing reserves	(27)	99	(756)	(950)
Balance, end of period	$90,610	$91,464	$90,610	$91,464

The majority of the charges incurred during the first half of fiscal 2023 represented payments for construction defects related to the settlement of two litigation matters. Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.1 million for the six months ended April 30, 2023 and less than $0.1 million for the six months ended April 30, 2022 for prior year deliveries.

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. At April 30, 2023 and October 31, 2022, $10.3 million and $13.4 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $7.9 million and $13.4 million as of April 30, 2023 and October 31, 2022, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $25.8 million and $36.1 million as of April 30, 2023 and October 31, 2022, respectively. Included in these balances were (1) financial services customers’ deposits of $23.7 million at April 30, 2023 and $29.7 million as of  October 31, 2022, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.1 million at April 30, 2023 and $6.4 million as of October 31, 2022, respectively.

Homebuilding "Customers' deposits" are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit or surety bonds.

9.	Leases

We rent certain office space for use in our operations. Our lease population at  April 30, 2023 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below. Our short-term lease costs and sublease income are de minimis.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$3,005	$2,677	$5,864	$5,265
Cash payments on lease liabilities	$2,351	$2,214	$4,737	$4,654

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities". During the three and six months ended April 30, 2023, the Company recorded a net increase of $1.3 million and $1.7 million, respectively, to both its ROU assets and lease liabilities as a result of new leases and lease renewals that commenced during the period. The following table contains additional information about our leases:

(In thousands)	April 30, 2023	October 31, 2022
ROU assets	$16,841	$17,899
Lease liabilities	$17,612	$18,862
Weighted-average remaining lease term (in years)	3.2	3.5
Weighted-average discount rate	9.5%	9.5%

Maturities of our operating lease liabilities as of April 30, 2023 are as follows:

Fiscal Year Ended October 31,	(In thousands)
2023 (excluding the six months ended April 30, 2023)	$4,128
2024	6,339
2025	4,959
2026	3,276
2027	1,863
Total operating lease payments (1)	20,565
Less: imputed interest	(2,953)
Present value of operating lease liabilities	$17,612

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $13.7 million of legally binding minimum lease payments for office leases signed but not yet commenced as of April 30, 2023. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets as of April 30, 2023.

10.	Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale are collateralized by the underlying property. Loans held for sale are recorded at fair value with the changes in the value recognized in the Condensed Consolidated Statements of Operations in “Financial services” revenue. We use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and forward commitments to sell loans to third parties to protect us from interest rate fluctuations.

At April 30, 2023 and October 31, 2022, $73.9 million and $92.5 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At April 30, 2023 and October 31, 2022, we had reserves specifically for 11 and 14 identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022

Loan origination reserves, beginning of period	$1,827	$1,673	$1,795	$1,632
Provisions for losses during the period	45	49	77	90
Adjustments to pre-existing provisions for losses from changes in estimates	34	(8)	34	(8)
Loan origination reserves, end of period	$1,906	$1,714	$1,906	$1,714

11.	Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $134.1 million and $144.8 million, net of debt issuance costs, at April 30, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $428.9 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 6.7% at April 30, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2024. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus the applicable margin of 2.25% to 2.375%. As of April 30, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $1.2 million and $14.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on March 8, 2023 to extend the maturity date to March 6, 2024, and is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $38.4 million and $43.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on January 10, 2024. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.75% or 3.25% based upon the type of loan. As of April 30, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $22.9 million and $37.1 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2023, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2023 and October 31, 2022, were as follows:

	April 30,	October 31,
(In thousands)	2023	2022
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	250,000	250,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$853,093	$853,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal senior notes and credit facilities	$1,154,852	$1,154,852
Net (discounts) premiums	$(104)	$4,079
Unamortized debt issuance costs	$(10,658)	$(12,384)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,144,090	$1,146,547

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At April 30, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2023 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Unsecured Term Loans”) made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027 (the “Unsecured Term Loan Facility”), loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”) and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2024 (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in every quarter since the first quarter of fiscal 2022. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of our availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

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

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the “Investors”), as lenders, entered into the Secured Credit Agreement (together with the Unsecured Term Loan Facility and the Secured Term Loan Facility, the “Credit Facilities”) providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. The revolving loans under the Secured Credit Agreement have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

                  The 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 7.75% per annum payable semi-annually on February 15 and August 15 of each year, to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 1.125 Lien Notes at 101.937% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

                  The 10.5% Senior Secured 1.25 Lien Notes due 2026 (the "1.25 Lien Notes") have a maturity of February 15, 2026 and bear interest at a rate of 10.5% per annum payable semi-annually on February 15 and August 15 of each year to holders of record at the close of business on February 1 and August 1, as the case may be, immediately preceding such interest payment dates. K. Hovnanian may redeem some or all of the 1.25 Lien Notes at 102.625% of principal commencing February 15, 2023 and at 100.0% of principal commencing February 15, 2024.

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

On December 10, 2019, K. Hovnanian entered into the Secured Term Loan Facility. The secured term loans under the Secured Term Loan Facility (the “Secured Term Loans”) bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. At any time and from time to time prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

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

As of April 30, 2023, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $340.3 million of cash and cash equivalents, which included $5.5 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $412.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $83.9 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $5.3 million and $6.0 million letters of credit outstanding at April 30, 2023 and October 31, 2022, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2023 and October 31, 2022, the amount of cash collateral in these segregated accounts was $5.5 million and $6.1 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2023	2022	2023	2022

Numerator:
Net income	$34,146	$62,435	$52,862	$87,243
Less: preferred stock dividends	(2,669)	(2,669)	(5,338)	(5,338)
Less: undistributed earnings allocated to participating securities	(2,599)	(5,426)	(3,983)	(7,621)
Numerator for basic earnings per share	$28,878	$54,340	$43,541	$74,284
Plus: undistributed earnings allocated to participating securities	2,599	5,426	3,983	7,621
Less: undistributed earnings reallocated to participating securities	(2,600)	(5,427)	(3,987)	(7,625)
Numerator for diluted earnings per share	$28,877	$54,339	$43,537	$74,280
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,166	6,396	6,176	6,392
Effect of dilutive securities:
Stock-based payments	296	81	287	100
Denominator for diluted earnings per share – weighted-average shares outstanding	6,462	6,477	6,463	6,492
Basic earnings per share	$4.68	$8.50	$7.05	$11.62
Diluted earnings per share	$4.47	$8.39	$6.74	$11.44

In addition, 26 thousand and 53 thousand shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the three months ended April 30, 2023 and 2022, respectively, and 67 thousand and 24 thousand for the six months ended April 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive for each period.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends on the Series A preferred stock of $2.7 million and $5.3 million in each of the three and six months ended April 30, 2023 and 2022, respectively.

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

                On September 1, 2022, the Board authorized a repurchase program for up to $50.0 million of our Class A common stock. Under the program, repurchases  may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program  may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended April 30, 2023, we repurchased 118,478 shares under the stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheet as of April 30, 2023. There were no shares repurchased during the three months ended April 30, 2023 and 2022 and the six months ended April 30, 2022. As of April 30, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

16.	Income Taxes

The Company’s income tax expense for the three and six months ended April 30, 2023 was $12.0 million and $11.3 million, respectively, and $18.5 million and $29.1 million, respectively, for the same periods in the prior year. For both the three and six months ended April 30, 2023, and both of the prior year periods, the expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The federal tax expense for the six months ended April 30,2023 included a $6.2 million benefit from energy efficient tax credits, which partially offset federal tax expense. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

We have remaining federal NOL carryforwards of $874.3 million that expire between 2030 and 2038, and $15.7 million have an indefinite carryforward period. Our total remaining state NOL carryforwards are $2.3 billion: $411.4 million that expire between 2023 through 2027; $1.4 billion that expire between 2028 through 2032; $369.7 million that expire between 2033 through 2037; $73.7 million that expire between 2038 through 2042; and $51.5 million that have an indefinite carryforward period.

The Company recognizes deferred tax assets, net of deferred tax liabilities, related to NOL carryforwards, tax credits and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. Our deferred tax assets, net as of April 30, 2023 were $336.7 million compared to $344.8 million at October 31, 2022. A valuation allowance is provided to offset deferred tax assets ("DTAs") if, based upon available evidence, it is more likely than not that some or all of the DTAs will not be realized. We had a valuation allowance of $95.7 million at both April 30, 2023 and October 31, 2022 related to DTAs for tax credits and state NOL carryforwards that are expected to expire before they can be used.

We considered all available positive and negative evidence to determine whether, based on the weight of that evidence, the valuation allowance for our DTAs was appropriate. Overall, the positive evidence, both objective and subjective, outweighed the negative evidence. The significant improvement in our profitability over the last three years, coupled with our current contract backlog, provided positive evidence to support the conclusion that sufficient taxable income will be generated in the future and a full valuation allowance is not necessary.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022

Revenues:
Northeast	$212,047	$240,920	$423,509	$415,865
Southeast	101,050	73,235	174,844	128,817
West	374,001	372,663	589,735	694,133
Total homebuilding	687,098	686,818	1,188,088	1,238,815
Financial services	14,203	15,706	26,367	29,015
Corporate and unallocated	2,360	13	4,572	20
Total revenues	$703,661	$702,537	$1,219,027	$1,267,850

Income before income taxes:
Northeast	$28,711	$38,000	$57,223	$57,838
Southeast	14,848	10,760	26,471	20,922
West	28,219	63,489	38,108	107,424
Total homebuilding	71,778	112,249	121,802	186,184
Financial services	4,051	4,914	7,162	7,823
Corporate and unallocated (1)	(29,706)	(36,218)	(64,794)	(77,661)
Income before income taxes	$46,123	$80,945	$64,170	$116,346

(1)

Corporate and unallocated for the three months ended April 30, 2023 included corporate general and administrative expenses of $25.1 million, interest expense of $5.2 million (a component of Other interest in our Condensed Consolidated Statements of Operations), and $(0.6) million of other expense (income). Corporate and unallocated for the six months ended April 30, 2023 included corporate general and administrative expenses of $50.6 million, interest expense of $11.8 million, and $2.4 million of other expense (income). Corporate and unallocated for the three months ended April 30, 2022 included corporate general and administrative expenses of $21.7 million, interest expense of $9.0 million, loss on extinguishment of debt of $6.8 million, and $(1.3) million of other expense (income). Corporate and unallocated for the six months ended April 30, 2022 included corporate general and administrative expenses of $51.1 million, interest expense of $20.5 million, loss on extinguishment of debt of $6.8 million, and $(0.7) million of other expense (income).

	April 30,	October 31,
(In thousands)	2023	2022

Assets:
Northeast	$539,642	$530,884
Southeast	367,497	330,894
West	731,545	802,704
Total homebuilding	1,638,684	1,664,482
Financial services	113,162	155,993
Corporate and unallocated	731,908	741,555
Total assets	$2,483,754	$2,562,030

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

During the second quarter of fiscal 2023, one of the Company's unconsolidated joint ventures was dissolved, and we assumed control of the remaining assets and liabilities.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(In thousands)	April 30, 2023
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$116,686	$835	$117,521
Inventories	484,067	-	484,067
Other assets	21,359	-	21,359
Total assets	$622,112	$835	$622,947

Liabilities and equity:
Accounts payable and accrued liabilities	$479,227	$621	$479,848
Notes payable	56,238	-	56,238
Total liabilities	535,465	621	536,086
Equity of:
Hovnanian Enterprises, Inc.	84,048	209	84,257
Others	2,599	5	2,604
Total equity	86,647	214	86,861
Total liabilities and equity	$622,112	$835	$622,947
Debt to capitalization ratio	39%	0%	39%

(In thousands)	October 31, 2022
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$153,176	$868	$154,044
Inventories	441,140	-	441,140
Other assets	20,037	-	20,037
Total assets	$614,353	$868	$615,221

Liabilities and equity:
Accounts payable and accrued liabilities	$471,813	$651	$472,464
Notes payable	34,880	-	34,880
Total liabilities	506,693	651	507,344
Equity of:
Hovnanian Enterprises, Inc.	73,142	209	73,351
Others	34,518	8	34,526
Total equity	107,660	217	107,877
Total liabilities and equity	$614,353	$868	$615,221
Debt to capitalization ratio	24%	0%	24%

As of April 30, 2023 and October 31, 2022, we had outstanding advances to unconsolidated joint ventures of $1.6 million. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the six months ended April 30, 2023 and 2022, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2023
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$81,530	$-	$81,530
Cost of sales and expenses	(76,352)	(3)	(76,355)
Joint venture net income (loss)	$5,178	$(3)	$5,175
Our share of net income	$5,408	$-	$5,408

	Three Months Ended April 30, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$87,396	$-	$87,396
Cost of sales and expenses	(78,286)	(5)	(78,291)
Joint venture net income (loss)	$9,110	$(5)	$9,105
Our share of net income	$3,170	$-	$3,170

	Six Months Ended April 30, 2023
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$161,131	$-	$161,131
Cost of sales and expenses	(153,237)	(3)	(153,240)
Joint venture net income (loss)	$7,894	$(3)	$7,891
Our share of net income	$12,568	$-	$12,568

	Six Months Ended April 30, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$156,987	$113	$157,100
Cost of sales and expenses	(143,868)	(31)	(143,899)
Joint venture net income	$13,119	$82	$13,201
Our share of net income	$11,317	$45	$11,362

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For both the three and six months ended April 30, 2023 and 2022, respectively, we had investments in seven and ten unconsolidated joint ventures and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three and six months ended April 30, 2023, "Our share of net income" was higher than the "Joint venture net income" due to the recognition of income in excess of our current sharing percentage for one of our unconsolidated joint ventures. This was slightly offset by two unconsolidated joint ventures that experienced increased income during the period for which we currently recognize a lower profit-sharing percentage. In addition, homebuilding joint venture net income for the three and six months ended April 30, 2023 was negatively impacted by an unconsolidated joint venture that was generating losses but such losses did not impact our share of net income because we had previously written off our investment in such joint venture.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $3.1 million and $3.2 million for the three months ended April 30, 2023 and 2022, respectively, and $6.7 million and $5.6 million for the six months ended April 30, 2023 and 2022, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2023	2022

Mortgage loans held for sale (1)	Level 2	$79,386	$110,548
Forward contracts	Level 2	(2)	752
Total		$79,384	$111,300
Interest rate lock commitments	Level 3	(8)	-
Total		$79,376	$111,300

(1)  The aggregate unpaid principal balance was $78.7 million and $110.2 million at April 30, 2023 and October 31, 2022, respectively.

We elected the fair value option for our mortgage loans held for sale. Management believes the fair value option improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and derivative instruments used to economically hedge them without having to apply complex hedge accounting. Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $647.0 million at April 30, 2023. Loans in process for which interest rates were committed to the borrowers totaled $66.9 million as of April 30, 2023. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is primarily managed by entering into MBS forward commitments and option contracts. In the event of default by the purchaser, our risk is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2023, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$305	$(8)	$35

Three Months Ended April 30, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(416)	$359	$359

Six Months Ended April 30, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$726	$(8)	$(2)

Six Months Ended April 30, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$1,566	$(286)	$494

We did not have any assets measured at fair value on a nonrecurring basis during the three and six months ended April 30, 2023 and 2022, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our Senior Secured 1.75 Lien Notes, 1.125 Lien Notes and 1.25 Lien Notes, and our 5.0% 2040 Senior Notes were a Level 2 measurement at April 30, 2023 due to recent trades for the same notes.

Fair Value as of April 30, 2023

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	165,635	-	165,635
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	245,625	-	245,625
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	288,378	-	288,378
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,475	162,475
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	96,932	96,932
5.0% Senior Notes due February 1, 2040	-	44,853	-	44,853
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	34,587	34,587
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,165	85,165
Total fair value	$-	$744,491	$379,159	$1,123,650

Fair Value as of October 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	165,844	165,844
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	240,393	240,393
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	272,966	272,966
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,566	162,566
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	94,282	94,282
5.0% Senior Notes due February 1, 2040	-	-	55,654	55,654
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,301	31,301
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,247	85,247
Total fair value	$-	$-	$1,108,253	$1,108,253

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of  April 30, 2023 and October 31, 2022.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended April 30, 2023 and 2022, the services provided by such engineering firm to the Company totaled $0.4 million and $0.3 million, respectively. During the six months ended April 30, 2023 and 2022, the services provided by such engineering firm to the Company totaled $0.8 million and $0.5 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22.	Subsequent Events

On May 30, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and was funded with cash on hand. As a result of the redemption, the remaining aggregate principal amount of the 1.125 Lien Notes is $150.0 million.

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

From early January 2022, 30-year mortgage rates increased rapidly from 3.2% to a high of 7.1% at the end of October 2022, and have gradually decreased to 6.4% at the end of April 2023. The rapid and sharp increase in interest rates from 2021 to 2022, persistently high levels of inflation and doubt about the stability of the economy, negatively impacted housing demand in the second half of fiscal 2022 and into early fiscal 2023. During the first quarter of fiscal 2023, we were aggressive in our pricing, incentives and concessions in order to increase affordability, which had a positive effect on our sales pace, but due to the general uncertainty potential buyers still remained cautious about their decision to purchase a home. During the second quarter of fiscal 2023, we saw an increase in customer demand and we used our inventory of quick move in homes to help meet this demand, helping to drive an increase in revenues for the second quarter compared to the first quarter of fiscal 2023. The time between contract signing and closing is shorter with quick move in homes as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. In addition, existing home sales listings are at all-time low levels, further increasing the demand for new homes. As a result, home pricing power improved and we increased prices in approximately 69% of our communities during the three months ended April 30, 2023.

Although our net contracts and net contracts per average active selling community remained adversely impacted compared to the stronger than normal first half of fiscal 2022, we have seen a recovery and positive sequential improvement in our sales pace through the first half of fiscal 2023. Our gross contract cancellation rate for the three months ended April 30, 2023 was in line with the three months ended April 30, 2022, and decreased compared to the first quarter of fiscal 2023. We continue to experience extended build times due to lingering supply chain issues but given the lower volume of homes in construction we expect to see improvements resulting from an increase in available labor going forward. In addition, we continue to build on our national initiatives to drive down costs with our material providers and trade partners. Due to the economic uncertainty and depressed environment in the first quarter of fiscal 2023, we decided to take measures, which were completed in the second quarter of fiscal 2023, to decrease overhead expenses through a combination of workforce reductions and certain other cost reduction measures.

We have seen the housing market normalize recently but there still remains a great degree of uncertainty due to inflation, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. The changing conditions in the housing market make it difficult to predict how strongly our business will be impacted by these external factors over the remainder of fiscal 2023 and beyond.

Information on our operating results for the three and six months ended April 30, 2023 are as follows:

● Sale of homes revenues decreased to $670.7 million for the three months ended April 30, 2023 from $685.8 million for the three months ended April 30, 2022, and remained relatively flat at $1.2 billion for the six months ended April 30, 2023 and 2022. There was a 9.5% and 14.4% decrease in the number of home deliveries for the three and six months ended April 30, 2023, respectively, compared to the prior year periods due to prior year deliveries being unusually high as a result of an extremely strong sales pace in late fiscal 2021 and early fiscal 2022 driven by post-COVID demand. Partially offsetting the decrease in home deliveries was an increase in average prices of 8.0% and 10.5% for the three and six months ended April 30, 2023, respectively, compared to the prior year period, as home prices increased across virtually all of our markets through the first half of fiscal 2022 for homes delivering in fiscal 2023, along with the geographic and community mix of our deliveries.

● Gross margin dollars decreased for the three and six months ended April 30, 2023 as compared to the same period of the prior year, as a result of the decrease in gross margin percentage to 17.8% for the three months ended April 30, 2023 from 23.3% for the three months ended April 30, 2022, and decreased to 18.1% for the six months ended April 30, 2023 from 21.8% for the six months ended April 30, 2022. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 26.6% for the three months ended April 30, 2022 to 20.9% for the three months ended April 30, 2023, and decreased from 24.7% for the six months ended April 30, 2022 to 21.2% for the six months ended April 30, 2023. The decreases were primarily due to our use of incentives and concessions to make our homes more affordable in the markets in which we operate.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $75.5 million, or 10.7% of total revenues, in the three months ended April 30, 2023 compared with $68.2 million, or 9.7% of total revenues, in the three months ended April 30, 2022. For the six months ended April 30, 2023, Total SGA was $148.9 million, or 12.2% of total revenues, compared with $140.4 million, or 11.1% of total revenues, in the same period of the prior fiscal year. The dollar increase in Total SGA for the three and six months ended April 30, 2023 as compared to the same periods of the prior year is primarily due to an increase in phantom stock compensation expense, along with higher-than-normal wage increases as a result of inflationary pressures, and costs incurred in the second quarter of fiscal 2023 related to the overhead reductions mentioned above. The increase in Total SGA as a percentage of total revenues is also due to the decrease in revenues for the three and six months ended April 30, 2023, as compared to the same period of the prior year, as discussed above.

● Other interest increased to $14.5 million and $29.6 million for the three and six months ended April 30, 2023 from $12.4 million and $25.8 million for the three and six months ended April 30, 2022, primarily due to additional inventory financing resulting from an increase in average inventory not owned.

● Income before income taxes decreased to $46.1 million for the three months ended April 30, 2023 from $80.9 million for the three months ended April 30, 2022, and decreased to $64.2 million for the six months ended April 30, 2023 from $116.3 million for the six months ended April 30, 2022. Net income decreased to $34.1 million for the three months ended April 30, 2023 from $62.4 million for the three months ended April 30, 2022, and decreased to $52.9 million for the six months ended April 30, 2023 from $87.2 million for the six months ended April 30, 2022. Net income for the first half of fiscal 2023 included a $6.2 million tax benefit from energy efficient home credits. Earnings per share, basic and diluted, decreased to $4.68 and $4.47, respectively, for the three months ended April 30, 2023 compared to $8.50 and $8.39, respectively, for the three months ended April 30, 2022. Earnings per share, basic and diluted, decreased to $7.05 and $6.74, respectively, for the six months ended April 30, 2023 compared to $11.62 and $11.44, respectively, for the six months ended April 30, 2022.

● Net contracts decreased 3.1% and 26.4% for the three and six months ended April 30, 2023, compared to the same period of the prior year, as the slower sales pace across the industry during the second half of fiscal 2022 continued into early fiscal 2023, primarily as a result of fluctuating interest rates and a continuing uncertain economic outlook. The pace of contracts per community has improved throughout fiscal 2023. The continued improvement during the second quarter of fiscal 2023 was greater than the normal seasonal improvement from the first quarter to the second quarter.

● Net contracts per average active selling community decreased to 12.5 and 19.0 for the three and six months ended April 30, 2023 compared to 14.3 and 27.5 in the same period of the prior year. The decline was due to the decrease in net contracts discussed above. While down from the same periods of the prior year, net contracts per average active selling community nearly doubled for the three months ended April 30, 2023 from 6.5 for the three months ended January 31, 2023, as a result of an increase in sales pace in recent months.

● Contract backlog decreased from 3,796 homes at April 30, 2022 to 2,318 homes at April 30, 2023, and the dollar value of contract backlog decreased to $1.3 billion, a 35.7% decrease in dollar value compared to the prior year. The decreases were primarily attributed to lower sales in the second half of fiscal 2022 and into the first quarter of fiscal 2023, as discussed above.

● Our cash position allowed us to spend $290.9 million on land purchases and land development during the six months ended April 30, 2023 and still have total liquidity of $463.8 million, including $333.3 million of homebuilding cash and cash equivalents as of April 30, 2023 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues increased (decreased) as follows:

	Three Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2023	2022	Change	Change
Homebuilding:
Sale of homes	$670,708	$685,823	$(15,115)	(2.2)%
Land sales and other revenues	18,750	1,008	17,742	1760.1%
Financial services	14,203	15,706	(1,503)	(9.6)%

Total revenues	$703,661	$702,537	$1,124	0.2%

	Six Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2023	2022	Change	Change
Homebuilding:
Sale of homes	$1,170,353	$1,237,189	$(66,836)	(5.4)%
Land sales and other revenues	22,307	1,646	20,661	1255.2%
Financial services	26,367	29,015	(2,648)	(9.1)%

Total revenues	$1,219,027	$1,267,850	$(48,823)	(3.9)%

Homebuilding: Sale of Homes

For the three and six months ended April 30, 2023, sale of homes revenues decreased 2.2% and 5.4%, respectively, compared to the same period in the prior year. Sale of homes revenue decreased due to a 9.5% and 14.4% decrease in homes delivered, respectively, partially offset by an 8.0% and 10.5% increase in the average price per home for the three and six months ended April 30, 2023, respectively, compared with the prior year period. The average price per home increased to $547,517 in the three months ended April 30, 2023 from $506,891 in the three months ended April 30, 2022. The average price per home increased to $541,079 in the six months ended April 30, 2023 from $489,588 in the six months ended April 30, 2022. The increase in average price was the result of increases in home prices in virtually all of our markets, primarily on homes sold during the first half of fiscal 2022, along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2023	2022	% Change	2023	2022	% Change

Consolidated total:
Housing revenues	$670,708	$685,823	(2.2)%	$1,170,353	$1,237,189	(5.4)%
Homes delivered	1,225	1,353	(9.5)%	2,163	2,527	(14.4)%
Average sales price	$547,517	$506,891	8.0%	$541,079	$489,588	10.5%

Unconsolidated joint ventures (1)
Housing revenues	$80,677	$86,974	(7.2)%	$159,347	$150,594	5.8%
Homes delivered	121	142	(14.8)%	228	251	(9.2)%
Average sales price	$666,752	$612,493	8.9%	$698,890	$599,976	16.5%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $17.7 million and $20.7 million for the three and six months ended April 30, 2023, respectively, compared to the same periods in the prior year. Other revenues include interest income, which increased as a result of higher rates on cash and cash equivalent accounts beginning in the first quarter of fiscal 2023 compared to the same period in the prior year. In addition, other revenues include income from contract cancellations where deposits have been forfeited due to contract terminations, which increased due to higher cancellations in the first half of fiscal 2023 compared to the first half of fiscal 2022. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were one and two land sales in the three and six months ended April 30, 2023, respectively, and two and three land sales in the three and six months ended April 30, 2022, respectively, and land sales revenues increased $14.9 million and $15.2 million, respectively, during the three and six months ended April 30, 2023 compared to the same periods in the prior year.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2023	2022	2023	2022

Sale of homes	$670,708	$685,823	$1,170,353	$1,237,189
Cost of sales, excluding interest expense and land charges	530,759	503,466	921,722	931,339
Homebuilding gross margin, before cost of sales interest expense and land charges	139,949	182,357	248,631	305,850
Cost of sales interest expense, excluding land sales interest expense	20,521	21,678	35,522	35,402
Homebuilding gross margin, after cost of sales interest expense, before land charges	119,428	160,679	213,109	270,448
Land charges	137	565	614	664
Homebuilding gross margin	$119,291	$160,114	$212,495	$269,784
Homebuilding gross margin percentage	17.8%	23.3%	18.1%	21.8%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	20.9%	26.6%	21.2%	24.7%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	17.8%	23.4%	18.2%	21.9%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	69.4%	65.7%	68.8%	67.1%
Commissions	3.5%	3.4%	3.4%	3.5%
Financing concessions	2.1%	0.9%	2.2%	0.9%
Overheads	4.1%	3.4%	4.4%	3.8%
Total cost of sales, before interest expense and land charges	79.1%	73.4%	78.8%	75.3%
Cost of sales interest	3.1%	3.2%	3.0%	2.8%
Land charges	0.0%	0.1%	0.1%	0.1%

Homebuilding gross margin percentage	17.8%	23.3%	18.1%	21.8%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	20.9%	26.6%	21.2%	24.7%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	17.8%	23.4%	18.2%	21.9%

We sell a variety of home types in various communities, each yielding a different gross margin. The decrease in gross margins for the three and six months ended April 30, 2023 was primarily due to the increase in our use of incentives and concessions to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2023	2022	2023	2022

Land and lot sales	$15,284	$365	$15,613	$399
Cost of sales, excluding interest	9,863	216	9,940	260
Land and lot sales gross margin, excluding interest	5,421	149	5,673	139
Land and lot sales interest expense	904	-	925	21
Land and lot sales gross margin, including interest	$4,517	$149	$4,748	$118

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $0.1 million and $0.6 million in expense for the three months ended April 30, 2023 and 2022, respectively, and $0.6 million and $0.7 million during the six months ended April 30, 2023 and 2022, respectively. There were no inventory impairments during the three and six months ended April 30, 2023 and 2022. During the three and six months ended April 30, 2023 and 2022, we wrote-off residential land option, approval and engineering costs. Such write-offs occurred across each of our segments in the first half of fiscal 2023 and 2022.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $4.0 million to $50.5 million for the three months ended April 30, 2023 and increased $9.1 million to $98.4 million for the six months ended April 30, 2023 compared to the same periods in the prior year. These increases were primarily due to costs associated with workforce reductions and fees incurred on unused builder forward commitments we are offering to lower mortgage rates for our customers. We began using the builder forward commitments to offer lower rates in the second half of fiscal 2022. Also, contributing to the increase in SGA was an increase in compensation expense related to merit-based salary increases, an increase in depreciation expense from the close out of design centers in the Northeast, and an increase in selling overhead and advertising costs.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community for the three and six months ended April 30, 2023 were 12.5 and 19.0, respectively, compared to 14.3 and 27.5, respectively, for the same period in the prior year. Our reported level of sales contracts (net of cancellations) were impacted by a decrease in the pace of sales in all of our segments. As noted above, the current level of demand for new homes has been impacted by higher levels of inflation, a sharp increase in mortgage rates from the prior year and continued concern about an economic recession. During the first and second quarters, net contracts per average active selling community increased from 1.5 in November 2022 to 3.0 in January 2023 and 4.7 in April 2023 as mortgage rates stabilized.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	30%	14%	17%	19%	24%
Second	18%	17%	16%	23%	19%
Third		27%	16%	18%	19%
Fourth		41%	15%	18%	21%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	16%	8%	11%	14%	16%
Second	16%	9%	9%	20%	20%
Third		8%	6%	21%	16%
Fourth		13%	6%	14%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have generally been within what we believe to be a normal range, with fiscal 2021 and first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. However, during the previous three quarters, due to the sharp decline in gross sales and an increase in cancellations, our cancellation rate as a percentage of gross sales increased significantly to 27%, 41% and 30%, respectively, which is higher than our historical normal range. For the second quarter of fiscal 2023 the cancellation rate returned to a more normalized level of 18%. Our cancellation rate as a percentage of beginning backlog for the second quarter of fiscal 2023 was 16%, which is above our historical normal range of 13%. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Although market conditions improved in the second quarter of fiscal 2023, uncertainty remains and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2023	2022	2023	2022	2023	2022

Northeast:
Dollars	$260,320	$281,639	$446,170	$543,216	$513,574	$803,126
Number of homes	413	495	724	963	875	1,466

Southeast:
Dollars	$132,954	$132,871	$215,145	$259,325	$351,392	$352,101
Number of homes	275	213	439	441	626	608

West:
Dollars	$392,418	$446,035	$539,505	$856,266	$459,819	$905,098
Number of homes	789	817	1,102	1,672	817	1,722

Total:
Dollars	$785,692	$860,545	$1,200,820	$1,658,807	$1,324,785	$2,060,325
Number of homes	1,477	1,525	2,265	3,076	2,318	3,796

Contract backlog dollars decreased 35.7% as of April 30, 2023 compared to April 30, 2022, and the number of homes in backlog decreased 38.9% for the same period. The decrease in backlog dollars and number of homes for the three and six months ended April 30, 2023 compared to the same period in the prior year was driven by the slower sales environment in the second half of fiscal 2022 and first half of fiscal 2023.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2023	2022	Variance	Variance %

Northeast
Homebuilding revenue	$212,047	$240,920	$(28,873)	(12.0)%
Income before income taxes	$28,711	$38,000	$(9,289)	(24.4)%
Homes delivered	358	424	(66)	(15.6)%
Average sales price	$590,880	$567,080	$23,800	4.2%

Southeast
Homebuilding revenue	$101,050	$73,235	$27,815	38.0%
Income before income taxes	$14,848	$10,760	$4,088	38.0%
Homes delivered	174	150	24	16.0%
Average sales price	$579,914	$487,693	$92,221	18.9%

West
Homebuilding revenue	$374,001	$372,663	$1,338	0.4%
Income before income taxes	$28,219	$63,489	$(35,270)	(55.6)%
Homes delivered	693	779	(86)	(11.0)%
Average sales price	$516,981	$477,827	$39,154	8.2%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2023	2022	Variance	Variance %

Northeast
Homebuilding revenue	$423,509	$415,865	$7,644	1.8%
Income before income taxes	$57,223	$57,838	$(615)	(1.1)%
Homes delivered	729	782	(53)	(6.8)%
Average sales price	$579,436	$530,845	$48,591	9.2%

Southeast
Homebuilding revenue	$174,844	$128,817	$46,027	35.7%
Income before income taxes	$26,471	$20,922	$5,549	26.5%
Homes delivered	315	254	61	24.0%
Average sales price	$554,416	$506,492	$47,924	9.5%

West
Homebuilding revenue	$589,735	$694,133	$(104,398)	(15.0)%
Income before income taxes	$38,108	$107,424	$(69,316)	(64.5)%
Homes delivered	1,119	1,491	(372)	(24.9)%
Average sales price	$512,335	$465,070	$47,265	10.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenue decreased 12.0% for the three months ended April 30, 2023 compared to the same period in the prior year. The decrease for the three months ended April 30, 2023 was attributed to a 15.6% decrease in homes delivered, partially offset by a 4.2% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $9.3 million to $28.7 million for the three months ended April 30, 2023 as compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $1.7 million increase in SGA, and a decrease in gross margin percentage.

Homebuilding revenue increased 1.8% for the six months ended April 30, 2023 compared to the same period in the prior year. The increase for the six months ended April 30, 2023 was attributed to a 9.2% increase in average sales price, partially offset by a 6.8% decrease in homes delivered. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $0.6 million to $57.2 million for the six months ended April 30, 2023 as compared to the same period in the prior year. This was primarily due to a slight decrease in gross margin percentage, partially offset by the increase in homebuilding revenue discussed above.

Southeast – Homebuilding revenue increased 38.0% for the three months ended April 30, 2023 compared to the same period in the prior year. The increase was due to a 16.0% increase in homes delivered and an 18.9% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $4.1 million to $14.8 million for the three months ended April 30, 2023 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, while gross margin percentage was relatively flat.

Homebuilding revenue increased 35.7% for the six months ended April 30, 2023 compared to the same period in the prior year. The increase was due to a 24.0% increase in homes delivered and a 9.5% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $5.5 million to $26.5 million for the six months ended April 30, 2023 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage.

West – Homebuilding revenue increased 0.4% for the three months ended April 30, 2023 compared to the same period in the prior year. The increase was due to a $15.3 million increase in land sales and other revenue, an 8.2% increase in average sales price, partially offset by an 11.0% decrease in homes delivered. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $35.3 million to $28.2 million for the three months ended April 30, 2023 compared to the same period in the prior year. This was primarily due to a decrease in gross margin percentage.

Homebuilding revenue decreased 15.0% for the six months ended April 30, 2023 compared to the same period in the prior year. The decrease was due to a 24.9% decrease in homes delivered, partially offset by a 10.2% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $69.3 million to $38.1 million for the six months ended April 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the six months ended April 30, 2023 and 2022, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 30.1% and 23.8%, respectively, of our total loans. For the six months ended April 30, 2023 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 75.5% to 69.2%. The origination of loans which exceed conforming conventions was 0.7% for both the six months ended April 30, 2023 and 2022.

During the three and six months ended April 30, 2023, financial services provided $4.1 million and $7.2 million of income before income taxes, respectively, compared to $4.9 million and $7.8 million, respectively, for the same period in the prior year. These decreases in financial services income before income taxes were primarily due to the decrease in homebuilding deliveries and a decrease in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 69.1% and 61.2% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2023 and 2022, respectively, and 66.6% and 62.6% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the six months ended April 30, 2023 and 2022, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $25.1 million for the three months ended April 30, 2023 compared to $21.7 million for the three months ended April 30, 2022, and was relatively flat for the six months ended April 30, 2023 at $50.6 million compared to $51.1 million for the six months ended April 30, 2022. The increase for the three months ended April 30, 2023 was primarily due to an increase in compensation expense, mainly related to the grants of phantom stock awards under our 2019 long-term incentive plan, for which expense is impacted by the change in our stock price each period. During the first half of fiscal 2023, stock awards were granted under a new Long-Term Incentive Program (the “2023 LTIP”) that consists of 50% cash-settled phantom shares and 50% equity-settled shares. The 2023 LTIP included phantom shares based on analysis that demonstrated a higher likelihood of dilution to our book value per share if the entire award was settled in shares rather than cash via phantom shares.

Other Interest

Other interest increased $2.1 million for the three months ended April 30, 2023 compared to the same period in the prior year and increased $3.8 million for the six months ended April 30, 2023 compared to the same period in the prior year. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased for both the three and six months ended April 30, 2023 primarily due to additional inventory financing resulting from an increase in average inventory not owned.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $2.2 million to $5.4 million for the three months ended April 30, 2023 and increased $1.2 million to $12.6 million for the six months ended April 30, 2023 compared to the same periods in the prior year. The increase for both the three and six months ended April 30, 2023 was primarily due to the recognition of our share of income from two of our unconsolidated joint ventures; because the joint venture partner achieved certain return hurdles, the Company was able to recognize a higher share of the unconsolidated joint ventures' income than the prior year.

Income Taxes

The total income tax expense for the three and six months ended April 30, 2023 was $12.0 million and $11.3 million, respectively, and $18.5 million and $29.1 million, respectively, for the same periods in the prior year. For both the three and six months ended April 30, 2023, and 2022, the expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The federal tax expense for the six months ended April 30,2023 included a $6.2 million benefit from energy efficient tax credits, which partially offset federal tax expense.

Capital Resources and Liquidity

Overview

Our total liquidity at April 30, 2023 was $463.8 million, including $333.3 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $290.9 million on land and land development during the first half of fiscal 2023. After land and land development spending and all other operating activities, including revenue received from deliveries, cash provided by operations was $66.0 million. During the first half of fiscal 2023, cash used in investing activities was $20.5 million, primarily due to a new unconsolidated joint venture entered into during the period, along with the acquisition of certain fixed assets, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $57.0 million during the first half of fiscal 2023, primarily due to net payments related to our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings and land banking financings, repurchases of common stock and the payment of preferred dividends, partially offset by net proceeds from model sale leaseback financings during the period. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2023 and 2022 were for operating expenses, land purchases, land deposits, land development, construction spending, model sale leasebacks, state income taxes, interest payments, preferred dividends, equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, land banking transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2023 and October 31, 2022, were as follows:

	April 30,	October 31,
(In thousands)	2023	2022
Senior Secured Notes	$853,093	$853,093
Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (1)	$-	$-
Less: Net (discounts), premiums and unamortized debt issuance costs	$(10,762)	$(8,305)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,144,090	$1,146,547

(1) At April 30, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2023 (except for the 8.0% Senior Notes due 2027 which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at April 30, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Unsecured Term Loans”) made under the Senior Unsecured Term Loan Facility due February 1, 2027, loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2024 or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in every quarter since the first quarter of fiscal 2022. As discussed above, our sales pace improved during the second quarter of fiscal 2023 and assuming the improved current market conditions and our operating results continue, we currently believe our ratios will permit us to continue to make dividend payments on our preferred stock over the remainder of fiscal 2023. However, with general economic uncertainty, it is difficult to predict long-term market conditions and the effects on our business and if and when we may be restricted under our Debt Instruments from continuing to pay dividends on our Series A preferred stock. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions. As discussed in Note 22 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on May 30, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026.

Any liquidity-enhancing or other capital raising or refinancing transaction will depend on identifying counterparties, negotiation of documentation and applicable closing conditions and any required approvals. Due to covenant restrictions in our Debt Instruments, we are limited in the amount of debt we can incur, even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes, including information with respect to the collateral securing our secured Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $134.1 million and $144.8 million, net of debt issuance costs, at April 30, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $428.9 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 6.7% at April 30, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2023 and October 31, 2022, we had an aggregate of $62.5 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these agreements.

Equity

On September 1, 2022, our Board of Directors authorized a repurchase program for up to $50.0 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended April 30, 2023, we repurchased 118,478 shares under the stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheet as of April 30, 2023. There were no shares repurchased during the three months ended April 30, 2023 and 2022 and the six months ended April 30, 2022. As of April 30, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends on the Series A preferred stock of $2.7 million and $5.3 million in each of the three and six months ended April 30, 2023 and 2022, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $10.9 million to $85.8 million at April 30, 2023 compared to October 31, 2022. The increase was primarily due to a new joint venture formed in the first half of fiscal 2023, along with income recognized in excess of our current sharing percentage for one of our existing unconsolidated joint ventures during the period, partially offset by the consolidation of a previously unconsolidated joint venture in the second quarter of fiscal 2023. As of April 30, 2023 and October 31, 2022, we had investments in six unconsolidated homebuilding joint ventures and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $26.3 million to $1.2 billion at April 30, 2023 compared to October 31, 2022. Total inventory, excluding consolidated inventory not owned, decreased in the West by $52.3 million, partially offset by increases of $20.0 million in the Southeast and $6.0 million in the Northeast. The net decrease was primarily attributable to home deliveries, along with inventory contributed to a new joint venture and land sales, partially offset by new land purchases and land development during the period. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at April 30, 2023 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $7.8 million from October 31, 2022 to April 30, 2023. The decrease was primarily due to a decrease in land banking transactions, partially offset by an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. On our Condensed Consolidated Balance Sheet, at April 30, 2023, inventory of $243.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $143.0 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from land banking transactions. We also sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. On our Condensed Consolidated Balance Sheet, at April 30, 2023, inventory of $56.9 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $57.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at April 30, 2023 compared to October 31, 2022 is attributable to delivering homes and terminating certain option agreements during the period, partially offset by acquiring new land parcels.

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2023:

Northeast	33	4,283	10,058	14,341
Southeast	16	1,644	2,119	3,763
West	65	6,213	4,496	10,709

Consolidated total	114	12,140	16,673	28,813

Unconsolidated joint ventures (2)	15	3,755	-	3,755

Owned		6,157	2,098	8,255
Optioned		5,827	14,575	20,402
Construction to permanent financing lots		156	-	156

Consolidated total		12,140	16,673	28,813

		Active	Proposed
	Active	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2022:

Northeast	32	4,296	10,726	15,022
Southeast	21	1,898	2,823	4,721
West	68	6,909	5,148	12,057

Consolidated total	121	13,103	18,697	31,800

Unconsolidated joint ventures (2)	13	3,355	-	3,355

Owned		6,634	2,388	9,022
Optioned		6,187	16,309	22,496
Construction to permanent financing lots		282	-	282

Consolidated total		13,103	18,697	31,800

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

	April 30, 2023			October 31, 2022:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	102	37	139	92	32	124
Southeast	53	8	61	72	5	77
West	387	18	405	516	22	538

Total	542	63	605	680	59	739

Started or completed unsold homes and models per active selling communities (1)	4.8	0.5	5.3	5.6	0.5	6.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 114 and 121 at April 30, 2023 and October 31, 2022, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $42.8 million to $113.2 million at April 30, 2023, compared to October 31, 2022. Financial services assets consist primarily of residential mortgage receivables held for sale of which $75.6 million and $108.6 million at April 30, 2023 and October 31, 2022, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2022 was primarily related to a decrease in the volume of loans originated during the second quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022, partially offset by a slight increase in the average loan value.

Financial services liabilities decreased $44.3 million to $91.3 million at April 30, 2023 compared to October 31, 2022. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

The annual rate of inflation in the United States was 4.9% in April 2023, as measured by the Consumer Price Index, which while higher than recent years, is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 56.7% of our homebuilding cost of sales for the six months ended April 30, 2023.

For the first and second quarters of fiscal 2023, elevated inflation continues to create economic uncertainty and have an impact on interest rates, which in turn adversely impacted our home sales.

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

●	Fluctuations in interest rates and the availability of mortgage financing, including as a result of bank sector instability;
●	Adverse weather and other environmental conditions and natural disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of, subcontractors;
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we are able to hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2023, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2023 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	4/30/23

Long term debt(1):
Fixed rate	$-	$-	$-	$943,683	$39,551	$171,618	$1,154,852	$1,123,650
Weighted average interest rate	-%	-%	-%	10.10%	5.00%	7.37%	9.52%

(1)	Does not include:
● the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
● $134.1 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
● our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2023.

.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2023. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended April 30, 2023. For a description of the Company's stock repurchase program, see “Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Equity”.

Item 6.	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

3(b)	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 28, 2023).

4(a)	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2019).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2023 and October 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity for the six months ended April 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2023 and 2022, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the six months ended April 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 5, 2023
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	June 5, 2023
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer