Form 10-Q
period 2023-07-31
HOVNANIAN ENTERPRISES INC
filed 2023-09-01
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,345,668 shares of Class A Common Stock and 749,081 shares of Class B Common Stock were outstanding as of August 29, 2023.

true

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31,	October 31,
	2023	2022

ASSETS
Homebuilding:
Cash and cash equivalents	$325,182	$326,198
Restricted cash and cash equivalents	8,623	13,382
Inventories:
Sold and unsold homes and lots under development	1,049,802	1,058,183
Land and land options held for future development or sale	110,343	152,406
Consolidated inventory not owned	251,115	308,595
Total inventories	1,411,260	1,519,184
Investments in and advances to unconsolidated joint ventures	85,260	74,940
Receivables, deposits and notes, net	33,016	37,837
Property and equipment, net	31,330	25,819
Prepaid expenses and other assets	58,945	63,884
Total homebuilding	1,953,616	2,061,244

Financial services	115,603	155,993

Deferred tax assets, net	324,698	344,793
Total assets	$2,393,917	$2,562,030

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$129,127	$144,805
Accounts payable and other liabilities	381,761	439,952
Customers’ deposits	63,907	74,020
Liabilities from inventory not owned, net of debt issuance costs	145,979	202,492
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,044,779	1,146,547
Accrued interest	50,913	32,415
Total homebuilding	1,816,466	2,040,231

Financial services	94,502	135,581

Income taxes payable	434	3,167
Total liabilities	1,911,402	2,178,979

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2023 and October 31, 2022	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,247,047 shares at July 31, 2023 and 6,159,886 shares at October 31, 2022	62	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 776,750 shares at July 31, 2023 and 733,374 shares at October 31, 2022	8	7
Paid in capital - common stock	731,285	727,663
Accumulated deficit	(251,794)	(352,413)
Treasury stock - at cost – 901,379 shares of Class A common stock at July 31, 2023 and 782,901 shares at October 31, 2022; 27,669 shares of Class B common stock at July 31, 2023 and October 31, 2022	(132,382)	(127,582)
Total Hovnanian Enterprises, Inc. stockholders’ equity	482,478	383,036
Noncontrolling interest in consolidated joint ventures	37	15
Total equity	482,515	383,051
Total liabilities and equity	$2,393,917	$2,562,030

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Homebuilding:
Sale of homes	$630,371	$736,654	$1,800,724	$1,973,843
Land sales and other revenues	4,937	16,406	27,244	18,052
Total homebuilding	635,308	753,060	1,827,968	1,991,895
Financial services	14,649	14,533	41,016	43,548
Total revenues	649,957	767,593	1,868,984	2,035,443

Expenses:
Homebuilding:
Cost of sales, excluding interest	483,990	548,576	1,415,652	1,480,175
Cost of sales interest	19,272	22,453	55,719	57,876
Inventory impairments and land option write-offs	308	1,173	922	1,837
Total cost of sales	503,570	572,202	1,472,293	1,539,888
Selling, general and administrative	47,716	50,163	146,090	139,410
Total homebuilding expenses	551,286	622,365	1,618,383	1,679,298

Financial services	10,345	10,790	29,550	31,982
Corporate general and administrative	27,365	24,774	77,934	75,893
Other interest	13,502	9,624	43,096	35,442
Other (income) expense, net (1)	(18,612)	670	(17,652)	1,679
Total expenses	583,886	668,223	1,751,311	1,824,294
Loss on extinguishment of debt, net	(4,082)	-	(4,082)	(6,795)
Income from unconsolidated joint ventures	8,401	12,557	20,969	23,919
Income before income taxes	70,390	111,927	134,560	228,273
State and federal income tax provision:
State	(500)	6,385	2,794	11,515
Federal	15,126	22,928	23,140	46,901
Total income taxes	14,626	29,313	25,934	58,416
Net income	55,764	82,614	108,626	169,857
Less: preferred stock dividends	2,669	2,669	8,007	8,007
Net income available to common stockholders	$53,095	$79,945	$100,619	$161,850

Per share data:
Basic:
Net income per common share	$7.92	$10.92	$14.97	$22.05
Weighted-average number of common shares outstanding	6,249	6,485	6,201	6,424
Assuming dilution:
Net income per common share	$7.38	$10.82	$13.97	$21.77
Weighted-average number of common shares outstanding	6,705	6,544	6,642	6,507

(1) Includes gain on consolidation of a joint venture of $19.1 million for the three and nine months ended July 31, 2023 (see Note 18).

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine MONTH PERIOD ENDED July 31, 2023

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051

Stock options, amortization and issuances	209						8				8

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	18,051		14,620				1,487				1,487

Changes in noncontrolling interest in consolidated joint ventures										4	4

Share repurchases	(118,478)								(4,800)		(4,800)

Net income								18,716			18,716

Balance, January 31, 2023	5,276,767	$62	720,325	$7	5,600	$135,299	$729,158	$(336,366)	$(132,382)	$19	$395,797

Stock options, amortization and issuances	1,720						59				59

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures							2,157				2,157

Conversion of Class B to Class A common stock	18		(18)								-

Changes in noncontrolling interest in consolidated joint ventures										7	7

Net income								34,146			34,146

Balance, April 30, 2023	5,278,505	$62	720,307	$7	5,600	$135,299	$731,374	$(304,889)	$(132,382)	$26	$429,497

Stock options, amortization and issuances	1,610						23				23

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures	65,372		28,955	1			(112)				(111)

Conversion of Class B to Class A common stock	181		(181)								-

Changes in noncontrolling interest in consolidated joint ventures										11	11

Net income								55,764			55,764

Balance, July 31, 2023	5,345,668	$62	749,081	$8	5,600	$135,299	$731,285	$(251,794)	$(132,382)	$37	$482,515

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$108,626	$169,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,223	4,009
Stock-based compensation	9,553	6,404
Amortization of debt discounts, premiums and deferred financing costs	1,561	(203)
Gain on sale of property and assets	(81)	(37)
Gain on consolidation of joint venture	(19,102)	-
Income from unconsolidated joint ventures	(20,969)	(23,919)
Distributions of earnings from unconsolidated joint ventures	13,382	4,197
Loss on extinguishment of debt	4,082	6,795
Noncontrolling interest in consolidated joint ventures	22	225
Inventory impairments and land option write-offs	922	1,837
Decrease (increase) in assets:
Inventories	217,211	(332,858)
Receivables, deposits and notes	12,638	(13,464)
Origination of mortgage loans	(811,015)	(882,023)
Sale of mortgage loans	841,659	945,541
Deferred tax assets	20,095	49,108
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(74,050)	4,089
Customers’ deposits	(17,425)	31,226
State income tax payable	(2,733)	619
Net cash provided by (used in) operating activities	291,599	(28,597)
Cash flows from investing activities:
Proceeds from sale of property and assets	459	63
Purchase of property, equipment, and other fixed assets	(13,203)	(8,606)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(78,560)	(169)
Distributions of capital from unconsolidated joint ventures	12,889	5,427
Net cash used in investing activities	(78,415)	(3,285)
Cash flows from financing activities:
Proceeds from mortgages and notes	249,041	351,227
Payments related to mortgages and notes	(269,453)	(287,478)
Proceeds from model sale leaseback financing programs	12,412	27,433
Payments related to model sale leaseback financing programs	(14,551)	(11,295)
Proceeds from land bank financing programs	34,713	140,179
Payments related to land bank financing programs	(90,056)	(39,148)
Proceeds from partner distributions to consolidated joint venture	-	40
Payments for partner distributions to consolidated joint venture	-	(432)
Net payments related to mortgage warehouse lines of credit	(32,468)	(64,257)
Payments related to senior secured notes	(101,937)	(103,875)
Preferred dividends paid	(8,007)	(8,007)
Treasury stock purchases	(4,800)	-
Deferred financing costs from land banking financing programs and note issuances	(2,891)	(5,318)
Net cash used in financing activities	(227,997)	(931)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(14,813)	(32,813)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	382,190	311,396
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$367,377	$278,583

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Condensed Consolidated Financial Statements)	$26,630	$17,268
Income taxes	$8,571	$8,689

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$325,182	$225,089
Homebuilding: Restricted cash and cash equivalents	8,623	15,505
Financial Services: Cash and cash equivalents, included in financial services assets	4,119	4,849
Financial Services: Restricted cash and cash equivalents, included in financial services assets	29,453	33,140
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$367,377	$278,583

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

In the third quarter of fiscal 2023, we consolidated the remaining assets of one of our unconsolidated joint ventures, resulting in a $53.4 million reduction in our investment in the joint venture, and increases of $95.3 million to inventory, $3.8 million to other assets, $14.5 million to accounts payable, $7.3 million to customer deposits and $4.8 million to nonrecourse mortgages and notes.

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

For the three and nine months ended July 31, 2023, stock-based compensation expense was $5.3 million ($4.2 million net of tax) and $9.6 million ($7.7 million net of tax), respectively. For the three and nine months ended July 31, 2022, stock-based compensation expense was $3.0 million ($2.2 million net of tax) and $6.4 million ($4.8 million net of tax), respectively. Included in stock-based compensation expense was $9 thousand and $25 thousand of stock option expense for the three and nine months ended July 31, 2023, respectively, and $30 thousand and $0.1 million of stock option expense for the three and nine months ended July 31, 2022, respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022
Interest capitalized at beginning of period	$60,274	$63,573	$59,600	$58,159
Plus interest incurred(1)	34,214	32,644	103,662	99,299
Less cost of sales interest expensed	(19,272)	(22,453)	(55,719)	(57,876)
Less other interest expensed(2)(3)	(13,502)	(9,624)	(43,096)	(35,442)
Less interest contributed to unconsolidated joint venture(4)	(6,440)	-	(9,456)	-
Plus interest acquired from unconsolidated joint venture(5)	-	-	283	-
Interest capitalized at end of period(6)	$55,274	$64,140	$55,274	$64,140

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $2.6 million and $5.0 million for the three months ended July 31, 2023 and 2022, respectively, and $14.5 million and $25.5 million for the nine months ended July 31, 2023 and 2022, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $10.9 million and $4.6 million for the three months ended July 31, 2023 and 2022, respectively, and $28.6 million and $9.9 million for the nine months ended July 31, 2023 and 2022, respectively.

(3)

Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest on notes payable, which is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022
Other interest expensed	$13,502	$9,624	$43,096	$35,442
Interest paid by our mortgage and finance subsidiaries	723	404	2,032	1,234
Increase in accrued interest	(14,693)	(19,194)	(18,498)	(19,408)
Cash paid for interest, net of capitalized interest	$(468)	$(9,166)	$26,630	$17,268

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

During the nine months ended July 31, 2023 and 2022, respectively, we had a total of 359 and 393 communities that were either under development, held for future development or open for sale, which we evaluated for indicators of impairment. We did not identify impairment indicators for any community during the three and nine months ended  July 31, 2023 and 2022.

We write off certain costs when communities are redesigned, abandoned or we do not exercise our options. Total aggregate write-offs related to these items were $0.3 million and $1.1 million for the three months ended July 31, 2023 and 2022, respectively, and $0.9 million and $1.8 million for the  nine months ended July 31, 2023 and 2022, respectively. The number of lots walked away from during the three months ended  July 31, 2023 and 2022 were 521 and 1,892, respectively, and 2,918 and 3,025 during the nine months ended July 31, 2023 and 2022, respectively. The walk-aways occurred across each of our segments in the first three quarters of both fiscal 2023 and 2022.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third party at the end of the respective lease. As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at July 31, 2023 and October 31, 2022 included inventory of $49.5 million and $48.5 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.2 million and $51.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to land bankers and they provide us with an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at July 31, 2023 and October 31, 2022 included inventory of $201.6 million and $260.1 million, respectively, recorded to “Consolidated inventory not owned,” with a corresponding amount of $96.8 million and $151.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Including deposits on our unconsolidated VIEs, at July 31, 2023, we had total cash deposits amounting to $186.0 million to purchase land and lots with a total purchase price of $1.9 billion. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property.

6.	Warranty Costs

We have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the three and nine months ended July 31, 2023 and 2022, we received $1.0 million and $2.4 million, respectively, and $3.0 million and $5.6 million, respectively, from subcontractors related to the owner-controlled insurance program, which we accounted for as reductions to inventory.

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2023 and previously delivered in 2022, our deductible under our general liability insurance is or was $25.0 million, aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2023 and 2022 is or was $0.5 million, up to a $5.0 million limit in California and $0.25 million, up to a $5.0 million limit in all other states. Our aggregate retention for construction defect, warranty and bodily injury claims is or was $25.0 million for fiscal 2023 and 2022. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022

Balance, beginning of period	$90,610	$91,464	$97,719	$94,916
Additions – Selling, general and administrative	1,657	1,995	5,451	6,337
Additions – Cost of sales	1,445	3,990	4,685	7,083
Charges incurred during the period	(3,799)	(3,047)	(17,186)	(12,984)
Changes to pre-existing reserves	437	(94)	(319)	(1,044)
Balance, end of period	$90,350	$94,308	$90,350	$94,308

The majority of the charges incurred during the first nine months of fiscal 2023 represented payments for construction defects related to the settlement of three litigation matters. Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.1 million for each of the nine months ended July 31, 2023 and 2022 for prior year deliveries.

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. At July 31, 2023 and October 31, 2022, $11.1 million and $13.4 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $8.6 million and $13.4 million as of July 31, 2023 and October 31, 2022, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $29.5 million and $36.1 million as of July 31, 2023 and October 31, 2022, respectively. Included in these balances were (1) financial services customers’ deposits of $26.9 million at July 31, 2023 and $29.7 million as of  October 31, 2022, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.6 million and $6.4 million as of  July 31, 2023 and October 31, 2022, respectively.

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

We rent certain office space for use in our operations. Our lease population at  July 31, 2023 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$2,646	$2,528	$8,510	$7,793
Cash payments on lease liabilities	$2,222	$2,432	$6,959	$7,086

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities". During the three and nine months ended July 31, 2023, the Company recorded a net increase of $7.2 million and $8.9 million, respectively, to both its ROU assets and lease liabilities as a result of new leases and lease renewals that commenced during the period. The following table contains additional information about our leases:

(In thousands)	July 31, 2023	October 31, 2022
ROU assets	$20,085	$17,899
Lease liabilities	$20,800	$18,862
Weighted-average remaining lease term (in years)	3.6	3.5
Weighted-average discount rate	9.7%	9.5%

Maturities of our operating lease liabilities as of July 31, 2023 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2023 (excluding the nine months ended July 31, 2023)	$2,344
2024	7,733
2025	6,400
2026	4,782
2027	3,239
2028 and thereafter	1,018
Total operating lease payments (1)	25,516
Less: imputed interest	(4,716)
Present value of operating lease liabilities	$20,800

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $10.4 million of legally binding minimum lease payments for office leases signed but not yet commenced as of July 31, 2023. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets.

10.	Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale are collateralized by the underlying property. Loans held for sale are recorded at fair value with changes in the value recognized in the Condensed Consolidated Statements of Operations in “Financial services” revenue. We use forward sales of mortgage-backed securities (“MBS”), interest rate commitments from borrowers and forward commitments to sell loans to third parties to protect us from interest rate fluctuations.

At July 31, 2023 and October 31, 2022, $76.2 million and $92.5 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At July 31, 2023 and October 31, 2022, we had specific reserves for 11 and 14 identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022

Loan origination reserves, beginning of period	$1,906	$1,714	$1,795	$1,632
Provisions for losses during the period	50	43	127	133
Adjustments to pre-existing provisions for losses from changes in estimates	-	-	34	(8)
Loan origination reserves, end of period	$1,956	$1,757	$1,956	$1,757

11.	Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $129.1 million and $144.8 million, net of debt issuance costs, at July 31, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $373.1 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.6% and 6.7% at July 31, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility which was amended on July 31, 2023 to increase the borrowing capacity from $50.0 million to $75.0 million and extend the maturity date to July 31, 2024. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus the applicable margin of 2.125% to 2.375%. As of July 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $6.3 million and $14.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 6, 2024. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $37.7 million and $43.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on January 10, 2024. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.75% or 3.25% based upon the type of loan. As of July 31, 2023 and October 31, 2022, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $17.9 million and $37.1 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2023, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2023 and October 31, 2022, were as follows:

	July 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	$158,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	150,000	250,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	282,322	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	162,269	162,269
Total Senior Secured Notes	$753,093	$853,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (1)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal senior notes and credit facilities	$1,054,852	$1,154,852
Net (discounts) premiums	$(1,120)	$4,079
Unamortized debt issuance costs	$(8,953)	$(12,384)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,044,779	$1,146,547

(1) $26.0 million of 8.0% Senior Notes due 2027 (the "8.0% 2027 Notes") are owned by a wholly-owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes are not reflected on the Condensed Consolidated Balance Sheets of HEI.

(2) At July 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2023 (except for the 8.0% 2027 Notes which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the term loans and revolving credit facilities (collectively, the "Credit Facilities") and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Unsecured Term Loans”) made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027 (the “Unsecured Term Loan Facility”), loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”) and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2024 (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2023

On May 30, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "1.125 Lien Notes"). The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $4.1 million for each of the three and nine months ended July 31, 2023, including the write-off of unamortized debt issuance costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt, net".

Fiscal 2022

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 1.125 Lien Notes. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the nine months ended July 31, 2022, including the write-off of unamortized debt issuance costs and fees. The loss from the redemption is included in the Condensed Consolidated Statement of Operations as "Loss on extinguishment of debt, net".

Secured Obligations

On October 31, 2019, K. Hovnanian, HEI, the Notes Guarantors, Wilmington Trust, National Association, as administrative agent, and affiliates of certain investment managers (the "Investors"), as lenders, entered into the Secured Credit Agreement providing for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. The revolving loans under the Secured Credit Agreement have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

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

                  Each series of secured notes and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt, the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loan. The liens securing the 1.125 Lien Notes are senior to the liens securing the 1.25 Lien Notes, the 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the 1.125 Lien Notes, the liens securing the 1.25 Lien Notes are senior to the liens securing the 1.5 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the 1.25 Lien Notes, the liens securing the 1.5 Lien Notes are senior to the liens securing the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the 1.5 Lien Notes, the liens securing the 1.75 Lien Notes and the Secured Term Loans (which are secured on a pari passu basis with each other) are senior to any other future secured obligations that are junior in priority with respect to the assets securing the 1.75 Lien Notes and the Secured Term Loans, in each case, with respect to the assets securing such debt.

As of July 31, 2023, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the secured notes included (1) $332.5 million of cash and cash equivalents, which included $5.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $463.0 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $82.8 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $5.1 million and $6.0 million letters of credit outstanding at July 31, 2023 and October 31, 2022, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At July 31, 2023 and October 31, 2022, the amount of cash collateral in these segregated accounts was $5.3 million and $6.1 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands, except per share data)	2023	2022	2023	2022

Numerator:
Net income	$55,764	$82,614	$108,626	$169,857
Less: preferred stock dividends	(2,669)	(2,669)	(8,007)	(8,007)
Less: undistributed earnings allocated to participating securities	(3,578)	(9,139)	(7,780)	(20,201)
Numerator for basic earnings per share	$49,517	$70,806	$92,839	$141,649
Plus: undistributed earnings allocated to participating securities	3,578	9,139	7,780	20,202
Less: undistributed earnings reallocated to participating securities	(3,582)	(9,141)	(7,801)	(20,214)
Numerator for diluted earnings per share	$49,513	$70,804	$92,818	$141,637
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,249	6,485	6,201	6,424
Effect of dilutive securities:
Stock-based payments	456	59	441	83
Denominator for diluted earnings per share – weighted-average shares outstanding	6,705	6,544	6,642	6,507
Basic earnings per share	$7.92	$10.92	$14.97	$22.05
Diluted earnings per share	$7.38	$10.82	$13.97	$21.77

In addition, 6 thousand and 80 thousand shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the three months ended July 31, 2023 and 2022, respectively, and 6 thousand and 24 thousand were not included for the nine months ended July 31, 2023 and 2022, respectively, because to do so would have been anti-dilutive for each period.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock for the three and nine months ended July 31, 2023 and 2022, respectively.

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

During the nine months ended July 31, 2023, we repurchased 118,478 shares under the stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheet as of July 31, 2023. There were no shares repurchased during the three months ended July 31, 2023 and 2022 and the nine months ended July 31, 2022. As of July 31, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

16.	Income Taxes

The Company’s income tax expense for the three and nine months ended July 31, 2023 was $14.6 million and $25.9 million, respectively, and $29.3 million and $58.4 million, respectively, for the same periods in the prior year. For both the three and nine months ended July 31, 2023, and both of the prior year periods, the expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The state tax expense for the three and nine months ended July 31, 2023 included the release of a $3.9 million valuation allowance as a result of a change in tax law. The federal tax expense for the nine months ended July 31, 2023 included a $6.2 million benefit from energy efficient tax credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

We have remaining federal NOL carryforwards of $812.9 million that expire between 2030 and 2038, and $15.7 million have an indefinite carryforward period. Our total remaining state NOL carryforwards are $2.3 billion: $412.4 million that expire between 2023 through 2027; $1.4 billion that expire between 2028 through 2032; $369.7 million that expire between 2033 through 2037; $73.7 million that expire between 2038 through 2042; and $51.6 million that have an indefinite carryforward period.

The Company recognizes deferred tax assets, net of deferred tax liabilities, related to NOL carryforwards, tax credits and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. Our deferred tax assets, net as of July 31, 2023 were $324.7 million compared to $344.8 million at October 31, 2022. A valuation allowance is provided to offset deferred tax assets ("DTAs") if, based upon available evidence, it is more likely than not that some or all of the DTAs will not be realized. We had a valuation allowance of $91.8 million as of July 31, 2023 compared to $95.7 million as of October 31, 2022 related to DTAs for tax credits and state NOL carryforwards that are expected to expire before they can be used.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022

Revenues:
Northeast	$201,814	$305,577	$625,323	$721,442
Southeast	121,240	71,542	296,084	200,359
West	309,147	375,784	898,882	1,069,917
Total homebuilding	632,201	752,903	1,820,289	1,991,718
Financial services	14,649	14,533	41,016	43,548
Corporate and unallocated	3,107	157	7,679	177
Total revenues	$649,957	$767,593	$1,868,984	$2,035,443

Income before income taxes:
Northeast	$29,088	$59,958	$86,311	$117,796
Southeast	23,431	15,263	49,902	36,185
West	27,873	61,948	65,981	169,372
Total homebuilding	80,392	137,169	202,194	323,353
Financial services	4,304	3,743	11,466	11,566
Corporate and unallocated (1)	(14,306)	(28,985)	(79,100)	(106,646)
Income before income taxes	$70,390	$111,927	$134,560	$228,273

(1)

Corporate and unallocated for the three months ended July 31, 2023 included corporate general and administrative expenses of $27.4 million, interest expense of $2.6 million (a component of Other interest in our Condensed Consolidated Statements of Operations), $(19.8) million of other expense (income), and loss on extinguishment of debt of $4.1 million. Corporate and unallocated for the nine months ended July 31, 2023 included corporate general and administrative expenses of $78.0 million, interest expense of $14.4 million, $(17.4) million of other expense (income), and loss on extinguishment of debt of $4.1 million. Corporate and unallocated for the three months ended July 31, 2022 included corporate general and administrative expenses of $24.8 million, interest expense of $5.0 million, and $(0.8) million of other expense (income). Corporate and unallocated for the nine months ended July 31, 2022 included corporate general and administrative expenses of $75.9 million, interest expense of $25.5 million, loss on extinguishment of debt of $6.8 million, and $(1.6) million of other expense (income).

	July 31,	October 31,
(In thousands)	2023	2022

Assets:
Northeast	$514,319	$530,884
Southeast	298,871	330,894
West	745,531	802,704
Total homebuilding	1,558,721	1,664,482
Financial services	115,603	155,993
Corporate and unallocated	719,593	741,555
Total assets	$2,393,917	$2,562,030

18.	Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital.

During the first quarter of fiscal 2023, we contributed four communities we owned, including one active selling community, to one new unconsolidated joint venture for $41.1 million of net cash.

During the second quarter of fiscal 2023, one of the Company's unconsolidated joint ventures was dissolved, and we assumed control of the remaining assets and liabilities.

During the third quarter of fiscal 2023, we contributed 16 communities we owned, including eight active selling communities, to one new unconsolidated joint venture for $75.7 million of net cash.

During the third quarter of fiscal 2023, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $19.1 million in "Other (income) expense, net" for the three and nine months ended July 31, 2023. Subsequent to consolidation, we contributed the same three active selling communities to an unconsolidated joint venture for $48.0 million of net cash.

                  The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(In thousands)	July 31, 2023
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$133,631	$829	$134,460
Inventories	643,489	-	643,489
Other assets	23,628	-	23,628
Total assets	$800,748	$829	$801,577

Liabilities and equity:
Accounts payable and accrued liabilities	$515,034	$616	$515,650
Notes payable	90,652	-	90,652
Total liabilities	605,686	616	606,302
Equity of:
Hovnanian Enterprises, Inc.	82,916	209	83,125
Others	112,146	4	112,150
Total equity	195,062	213	195,275
Total liabilities and equity	$800,748	$829	$801,577
Debt to capitalization ratio	32%	0%	32%

(In thousands)	October 31, 2022
		Land
	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$153,176	$868	$154,044
Inventories	441,140	-	441,140
Other assets	20,037	-	20,037
Total assets	$614,353	$868	$615,221

Liabilities and equity:
Accounts payable and accrued liabilities	$471,813	$651	$472,464
Notes payable	34,880	-	34,880
Total liabilities	506,693	651	507,344
Equity of:
Hovnanian Enterprises, Inc.	73,142	209	73,351
Others	34,518	8	34,526
Total equity	107,660	217	107,877
Total liabilities and equity	$614,353	$868	$615,221
Debt to capitalization ratio	24%	0%	24%

As of July 31, 2023 and October 31, 2022, we had outstanding advances to unconsolidated joint ventures of $2.1 million and $1.6 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the nine months ended July 31, 2023 and 2022, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended July 31, 2023
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$122,579	$-	$122,579
Cost of sales and expenses	(106,873)	(1)	(106,874)
Joint venture net income (loss)	$15,706	$(1)	$15,705
Our share of net income (loss)	$8,401	$-	$8,401

	Three Months Ended July 31, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$80,745	$-	$80,745
Cost of sales and expenses	(74,303)	(3)	(74,306)
Joint venture net income (loss)	$6,442	$(3)	$6,439
Our share of net income (loss)	$12,570	$(13)	$12,557

	Nine Months Ended July 31, 2023
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$283,710	$-	$283,710
Cost of sales and expenses	(260,110)	(4)	(260,114)
Joint venture net income (loss)	$23,600	$(4)	$23,596
Our share of net income (loss)	$20,969	$-	$20,969

	Nine Months Ended July 31, 2022
(In thousands)		Land
	Homebuilding	Development	Total

Revenues	$237,732	$113	$237,845
Cost of sales and expenses	(218,171)	(34)	(218,205)
Joint venture net income	$19,561	$79	$19,640
Our share of net income	$23,887	$32	$23,919

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For both the three and nine months ended July 31, 2023 and 2022, respectively, we had investments in eight unconsolidated joint ventures and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three and nine months ended July 31, 2023, "Our share of net income" was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage as well as a third newly formed unconsolidated joint venture that we are currently recognizing all of the net loss. In addition, homebuilding joint venture net income for the three and nine months ended July 31, 2023 was negatively impacted by an unconsolidated joint venture that was generating losses but such losses did not impact our share of net income because we had previously written off our investment in such joint venture.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $4.5 million and $2.9 million for the three months ended July 31, 2023 and 2022, respectively, and $11.2 million and $8.5 million for the nine months ended July 31, 2023 and 2022, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	July 31,	October 31,
(In thousands)	Hierarchy	2023	2022

Mortgage loans held for sale (1)	Level 2	$80,656	$110,548
Forward contracts	Level 2	-	752
Total		$80,656	$111,300

(1)  The aggregate unpaid principal balance was $80.0 million and $110.2 million at July 31, 2023 and October 31, 2022, respectively.

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

The financial services segment had a pipeline of loan applications in process of $662.6 million at July 31, 2023. Loans in process for which interest rates were committed to the borrowers totaled $89.2 million as of July 31, 2023. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is primarily managed by entering into MBS forward commitments and option contracts. In the event of default by the purchaser, our risk is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2023, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended July 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(64)	$8	$2

Three Months Ended July 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$36	$364	$(781)

Nine Months Ended July 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$662	$-	$-

Nine Months Ended July 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$1,602	$78	$(287)

We did not have any assets measured at fair value on a nonrecurring basis during the three and nine months ended July 31, 2023 and 2022, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management's estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our Senior Secured 1.75 Lien Notes, 1.125 Lien Notes, 1.25 Lien Notes, 13.5% 2026 Senior Notes, and 5.0% 2040 Senior Notes were a Level 2 measurement at July 31, 2023 due to recent trades for the same notes.

Fair Value as of July 31, 2023

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	162,601	-	162,601
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	147,887	-	147,887
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	287,920	-	287,920
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,569	162,569
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	91,949	-	91,949
5.0% Senior Notes due February 1, 2040	-	43,258	-	43,258
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,487	31,487
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	83,606	83,606
Total fair value	$-	$733,615	$277,662	$1,011,277

Fair Value as of October 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	165,844	165,844
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	240,393	240,393
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	272,966	272,966
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,566	162,566
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	94,282	94,282
5.0% Senior Notes due February 1, 2040	-	-	55,654	55,654
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,301	31,301
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,247	85,247
Total fair value	$-	$-	$1,108,253	$1,108,253

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of  July 31, 2023 and October 31, 2022.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended July 31, 2023 and 2022, the services provided by such engineering firm to the Company totaled $0.3 million and $0.2 million, respectively. During the nine months ended July 31, 2023 and 2022, the services provided by such engineering firm to the Company totaled $1.1 million and $0.7 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22.	Subsequent Events

On August 29, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $102.2 million, which included accrued and unpaid interest and was funded with cash on hand. As a result of the redemption, the remaining aggregate principal amount of the 1.125 Lien Notes is $50.0 million.

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

From early January 2022, 30-year mortgage rates increased rapidly from 3.2% to a high of 7.1% at the end of October 2022, and were 6.8% at the end of July 2023. The rapid and sharp increase in interest rates from 2021 to 2022, persistently high levels of inflation and doubt about the stability of the economy, negatively impacted housing demand in the second half of fiscal 2022 and into early fiscal 2023. During the first quarter of fiscal 2023, we were aggressive in our pricing, incentives and concessions in order to increase affordability, which had a positive effect on our sales pace, but due to the general uncertainty potential buyers still remained cautious about their decision to purchase a home. Beginning in the second quarter of fiscal 2023, we saw an increase in customer demand and we have used our inventory of quick move in ("QMI") homes to help meet this demand. The time between contract signing and closing is shorter with QMI homes as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. In addition, existing home sales listings are at all-time low levels, further increasing the demand for new homes. As a result, home pricing power has improved and we increased prices in approximately 71% of our communities during the three months ended July 31, 2023. As the market for new homes has continued to strengthen during the fiscal year, gross margin improved compared to the second quarter of fiscal 2023. We continue to experience lingering supply chain issues but have shortened our build times by over 30 days in the third quarter of fiscal 2023 compared to the second quarter of fiscal 2023. We remain focused on building on our national initiatives to drive down costs with our material providers and trade partners.

Although our net contracts and net contracts per average active selling community remained adversely impacted compared to the stronger than normal first half of fiscal 2022, we have seen a recovery and positive sequential improvement in our sales pace throughout the first nine months of fiscal 2023. Our gross contract cancellation rate for the three months ended July 31, 2023 improved from the three months ended July 31, 2022, and was in line with the second quarter of fiscal 2023.

We have seen the housing market normalize beginning in the second quarter of fiscal 2023 but there still remains a great degree of uncertainty due to inflation, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. The changing conditions in the housing market make it difficult to predict how strongly our business will be impacted by these external factors over the remainder of fiscal 2023 and beyond.

Information on our operating results for the three and nine months ended July 31, 2023 are as follows:

● Sale of homes revenues decreased to $630.4 million for the three months ended July 31, 2023 from $736.7 million for the three months ended July 31, 2022, and decreased to $1.8 billion for the nine months ended July 31, 2023 from $2.0 billion for the nine months ended July 31, 2022. There was a 15.2% and 14.7% decrease in the number of home deliveries for the three and nine months ended July 31, 2023, respectively, compared to the prior year periods due to prior year deliveries being unusually high as a result of an extremely strong sales pace in late fiscal 2021 and early fiscal 2022 driven by post-COVID demand. Partially offsetting the decrease in home deliveries was an increase in average prices of 0.9% and 6.9% for the three and nine months ended July 31, 2023, respectively, compared to the prior year periods, as home prices increased across a majority of our markets since the beginning of the current fiscal year, along with the geographic and community mix of our deliveries.

● Gross margin dollars decreased for the three and nine months ended July 31, 2023 as compared to the same period of the prior year, as a result of the decrease in gross margin percentage to 20.1% for the three months ended July 31, 2023 from 23.1% for the three months ended July 31, 2022, and decreased to 18.8% for the nine months ended July 31, 2023 from 22.3% for the nine months ended July 31, 2022. Gross margin percentage, before cost of sales interest expense and land charges, decreased from 26.3% for the three months ended July 31, 2022 to 23.2% for the three months ended July 31, 2023, and decreased from 25.3% for the nine months ended July 31, 2022 to 21.9% for the nine months ended July 31, 2023. The decreases during the first nine months of the current fiscal year were primarily due to our increased use of incentives and concessions when necessary to make our homes more affordable for buyers in certain markets in which we operate.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $75.1 million, or 11.6% of total revenues, in the three months ended July 31, 2023 compared with $74.9 million, or 9.8% of total revenues, in the three months ended July 31, 2022. For the nine months ended July 31, 2023, Total SGA was $224.0 million, or 12.0% of total revenues, compared with $215.3 million, or 10.6% of total revenues, in the same period of the prior fiscal year. Total SGA dollars for the three months ended July 31, 2023 as compared to the same period of the prior year was relatively flat. The increase for the nine months ended July 31, 2023 was primarily due to an increase in phantom stock compensation expense, along with higher-than-normal wage increases as a result of inflationary pressures, and costs incurred in the second quarter of fiscal 2023 related to overhead reductions, as well as fees incurred on unused builder forward commitments we are offering to lower mortgage rates for our customers, and an increase in depreciation expense from the close out of design centers in the Northeast. The increase in Total SGA as a percentage of total revenues is also due to the decrease in revenues for the three and nine months ended July 31, 2023, as compared to the same periods of the prior year, as discussed above.

● Other interest increased to $13.5 million and $43.1 million for the three and nine months ended July 31, 2023 from $9.6 million and $35.4 million for the three and nine months ended July 31, 2022, primarily due to additional inventory financing resulting from an increase in average inventory not owned.

● Income before income taxes decreased to $70.4 million for the three months ended July 31, 2023 from $111.9 million for the three months ended July 31, 2022, and decreased to $134.6 million for the nine months ended July 31, 2023 from $228.3 million for the nine months ended July 31, 2022. Net income decreased to $55.8 million for the three months ended July 31, 2023 from $82.6 million for the three months ended July 31, 2022, and decreased to $108.6 million for the nine months ended July 31, 2023 from $169.9 million for the nine months ended July 31, 2022. Net income for the first three quarters of fiscal 2023 included a $19.1 million gain on the consolidation of a previously unconsolidated joint venture, a $6.2 million tax benefit from energy efficient home credits and a $3.9 million tax benefit from the release of a state valuation allowance as a result of a change in tax law. Earnings per share, basic and diluted, decreased to $7.92 and $7.38, respectively, for the three months ended July 31, 2023 compared to $10.92 and $10.82, respectively, for the three months ended July 31, 2022. Earnings per share, basic and diluted, decreased to $14.97 and $13.97, respectively, for the nine months ended July 31, 2023 compared to $22.05 and $21.77, respectively, for the nine months ended July 31, 2022.

● Net contracts increased 80.7% and decreased 4.3% for the three and nine months ended July 31, 2023, compared to the same periods of the prior year. The increase for the three months ended July 31, 2023 was primarily due to an increase in customer demand, partially due to the availability of QMI homes. During the fiscal third quarter of 2023 we also executed 259 build-for-rent contracts in three communities in our Southeast segment. The decrease for the nine months ended July 31, 2023 was due to the slower sales pace across the industry during the second half of fiscal 2022 that continued into early fiscal 2023, primarily as a result of fluctuating interest rates and a continuing uncertain economic outlook. Subsequently, the pace of contracts per community has greatly improved throughout fiscal 2023.

● Net contracts per average active selling community increased to 13.4 for the three months ended July 31, 2023 compared to 7.6 for the same period of the prior year and decreased slightly to 32.3 for the nine months ended July 31, 2023 compared to 34.9 in the same period of the prior year. The increase for the three months ended July 31, 2023 was due to the increase in net contracts discussed above.

● Contract backlog decreased from 3,183 homes at July 31, 2022 to 2,403 homes at July 31, 2023, and the dollar value of contract backlog decreased to $1.3 billion, a 26.0% decrease in dollar value compared to the prior year. The decreases were primarily attributed to lower sales in the second half of fiscal 2022 and into the first quarter of fiscal 2023, as discussed above.

● Our cash position allowed us to spend $459.7 million on land purchases and land development during the nine months ended July 31, 2023 and still have total liquidity of $455.5 million, including $325.2 million of homebuilding cash and cash equivalents as of July 31, 2023 and $125.0 million of borrowing capacity under our senior secured revolving credit facility.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues (decreased) increased as follows:

	Three Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2023	2022	Change	Change
Homebuilding:
Sale of homes	$630,371	$736,654	$(106,283)	(14.4)%
Land sales and other revenues	4,937	16,406	(11,469)	(69.9)%
Financial services	14,649	14,533	116	0.8%

Total revenues	$649,957	$767,593	$(117,636)	(15.3)%

	Nine Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2023	2022	Change	Change
Homebuilding:
Sale of homes	$1,800,724	$1,973,843	$(173,119)	(8.8)%
Land sales and other revenues	27,244	18,052	9,192	50.9%
Financial services	41,016	43,548	(2,532)	(5.8)%

Total revenues	$1,868,984	$2,035,443	$(166,459)	(8.2)%

Homebuilding: Sale of Homes

For the three and nine months ended July 31, 2023, sale of homes revenues decreased 14.4% and 8.8%, respectively, compared to the same period in the prior year. Sale of homes revenue decreased due to a 15.2% and 14.7% decrease in homes delivered, respectively, partially offset by an 0.9% and 6.9% increase in the average price per home for the three and nine months ended July 31, 2023, respectively, compared with the prior year period. The average price per home increased to $526,186 in the three months ended July 31, 2023 from $521,710 in the three months ended July 31, 2022. The average price per home increased to $535,770 in the nine months ended July 31, 2023 from $501,103 in the nine months ended July 31, 2022. The increase in average price was the result of increases in home prices in a majority of our markets since the beginning of fiscal 2022, along with the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2023	2022	% Change	2023	2022	% Change

Consolidated total:
Housing revenues	$630,371	$736,654	(14.4)%	$1,800,724	$1,973,843	(8.8)%
Homes delivered	1,198	1,412	(15.2)%	3,361	3,939	(14.7)%
Average sales price	$526,186	$521,710	0.9%	$535,770	$501,103	6.9%

Unconsolidated joint ventures (1)
Housing revenues	$120,984	$78,390	54.3%	$280,331	$228,984	22.4%
Homes delivered	171	121	41.3%	399	372	7.3%
Average sales price	$707,509	$647,851	9.2%	$702,584	$615,548	14.1%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $11.5 million and increased $9.2 million for the three and nine months ended July 31, 2023, respectively, compared to the same periods in the prior year. Other revenues include interest income, which increased as a result of higher rates on cash and cash equivalent accounts beginning in the first quarter of fiscal 2023 compared to the same period in the prior year. In addition, other revenues include income from contract cancellations where deposits have been forfeited due to contract terminations, which increased due to higher cancellations in the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were zero and two land sales in the three and nine months ended July 31, 2023, respectively, and one and four land sales in the three and nine months ended July 31, 2022, respectively, and land sales revenues decreased $15.4 million and $0.1 million, respectively, during the three and nine months ended July 31, 2023 compared to the same periods in the prior year.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(Dollars in thousands)	2023	2022	2023	2022

Sale of homes	$630,371	$736,654	$1,800,724	$1,973,843
Cost of sales, excluding interest expense and land charges	483,990	543,064	1,405,712	1,474,403
Homebuilding gross margin, before cost of sales interest expense and land charges	146,381	193,590	395,012	499,440
Cost of sales interest expense, excluding land sales interest expense	19,271	22,453	54,793	57,855
Homebuilding gross margin, after cost of sales interest expense, before land charges	127,110	171,137	340,219	441,585
Land charges	308	1,173	922	1,837
Homebuilding gross margin	$126,802	$169,964	$339,297	$439,748
Homebuilding gross margin percentage	20.1%	23.1%	18.8%	22.3%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	23.2%	26.3%	21.9%	25.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	20.2%	23.2%	18.9%	22.4%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	68.1%	66.3%	68.5%	66.8%
Commissions	3.4%	3.2%	3.4%	3.4%
Financing concessions	1.8%	0.8%	2.1%	0.9%
Overheads	3.5%	3.4%	4.1%	3.6%
Total cost of sales, excluding interest expense and land charges	76.8%	73.7%	78.1%	74.7%
Cost of sales interest	3.0%	3.1%	3.0%	2.9%
Land charges	0.1%	0.1%	0.1%	0.1%

Homebuilding gross margin percentage	20.1%	23.1%	18.8%	22.3%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	23.2%	26.3%	21.9%	25.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	20.2%	23.2%	18.9%	22.4%

We sell a variety of home types in various communities, each yielding a different gross margin. The decrease in gross margins for the three and nine months ended July 31, 2023 was primarily due to the increase in our use of incentives and concessions to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2023	2022	2023	2022

Land and lot sales	$429	$15,788	$16,042	$16,187
Cost of sales, excluding interest	-	5,512	9,940	5,772
Land and lot sales gross margin, excluding interest	429	10,276	6,102	10,415
Land and lot sales interest expense	1	-	926	21
Land and lot sales gross margin, including interest	$428	$10,276	$5,176	$10,394

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $0.3 million and $1.1 million in expense for the three months ended July 31, 2023 and 2022, respectively, and $0.9 million and $1.8 million during the nine months ended July 31, 2023 and 2022, respectively. There were no inventory impairments during the three and nine months ended July 31, 2023 and 2022. During the three and nine months ended July 31, 2023 and 2022, we wrote-off residential land option, approval and engineering costs. Such write-offs occurred across each of our segments in the first three quarters of fiscal 2023 and 2022.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $2.4 million to $47.7 million for the three months ended July 31, 2023 and increased $6.7 million to $146.1 million for the nine months ended July 31, 2023 compared to the same periods in the prior year. The decrease for the three months ended July 31, 2023 compared to the same period in the prior year was primarily due a decrease in total compensation as a result of overall workforce reductions and a decrease in insurance expense as a result of lower total deliveries. The increase for the nine months ended July 31, 2023 compared to the same period in the prior year was primarily due to costs associated with workforce reductions and fees incurred on unused builder forward commitments we are offering to lower mortgage rates for our customers. We began using the builder forward commitments to offer lower rates in the second half of fiscal 2022. Also, contributing to the increase in SGA for the nine months ended July 31, 2023 was an increase in compensation expense related to merit-based salary increases, an increase in depreciation expense from the close out of design centers in the Northeast, and an increase in selling overhead and advertising costs.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community for the three and nine months ended July 31, 2023 were 13.4 and 32.3, respectively, compared to 7.6 and 34.9, respectively, for the same periods in the prior year. Our reported level of sales contracts (net of cancellations) were impacted by an increase in customer demand during the three months ended July 31, 2023, partially due to the availability of QMI homes. The slight decrease for the nine months ended July 31, 2023 was primarily due to the slower sales pace across the industry during the second half of fiscal 2022 that continued into early fiscal 2023, primarily as a result of higher levels of inflation, increases in mortgage rates from the prior year and continued concern about an economic recession.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	30%	14%	17%	19%	24%
Second	18%	17%	16%	23%	19%
Third	16%	27%	16%	18%	19%
Fourth		41%	15%	18%	21%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019

First	16%	8%	11%	14%	16%
Second	16%	9%	9%	20%	20%
Third	12%	8%	6%	21%	16%
Fourth		13%	6%	14%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. As shown in the tables above, contract cancellations over the past several years have generally been within what we believe to be a normal range, with fiscal 2021 and first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of the strong market conditions. However, during the third and fourth quarters of fiscal 2022 and the first quarter of fiscal 2023, due to the sharp decline in gross sales and an increase in cancellations, our cancellation rate as a percentage of gross sales increased significantly to 27%, 41% and 30%, respectively, which is higher than our historical normal range. For the second and third quarters of fiscal 2023 the cancellation rate returned to a more normalized level of 18% and 16%, respectively. Our cancellation rate as a percentage of beginning backlog for the third quarter of fiscal 2023 was 12%, which is below our historical normal range of 13%. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Although market conditions improved in the third quarter of fiscal 2023, uncertainty remains and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Nine Months Ended		Contract Backlog as of
	July 31,		July 31,		July 31,
(Dollars in thousands)	2023	2022	2023	2022	2023	2022

Northeast:
Dollars	$239,425	$168,208	$685,595	$711,424	$478,477	$681,617
Number of homes	366	265	1,090	1,228	794	1,236

Southeast:
Dollars	$155,655	$67,402	$370,800	$326,727	$353,023	$348,019
Number of homes	373	114	812	555	710	574

West:
Dollars	$349,145	$232,329	$888,650	$1,088,595	$494,758	$761,974
Number of homes	705	420	1,807	2,092	899	1,373

Total:
Dollars	$744,225	$467,939	$1,945,045	$2,126,746	$1,326,258	$1,791,610
Number of homes	1,444	799	3,709	3,875	2,403	3,183

Contract backlog dollars decreased 26.0% as of July 31, 2023 compared to July 31, 2022, and the number of homes in backlog decreased 24.5% for the same period. The decrease in contract backlog dollars and number of homes as of July 31, 2023 compared to as of July 31, 2022 was driven by the slower sales environment in the second half of fiscal 2022 through the first quarter of fiscal 2023.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended July 31,

(Dollars in thousands, except average sales price)	2023	2022	Variance	Variance %

Northeast
Homebuilding revenue	$201,814	$305,577	$(103,763)	(34.0)%
Income before income taxes	$29,088	$59,958	$(30,870)	(51.5)%
Homes delivered	357	495	(138)	(27.9)%
Average sales price	$562,499	$585,287	$(22,788)	(3.9)%

Southeast
Homebuilding revenue	$121,240	$71,542	$49,698	69.5%
Income before income taxes	$23,431	$15,263	$8,168	53.5%
Homes delivered	230	148	82	55.4%
Average sales price	$526,404	$483,000	$43,404	9.0%

West
Homebuilding revenue	$309,147	$375,784	$(66,637)	(17.7)%
Income before income taxes	$27,873	$61,948	$(34,075)	(55.0)%
Homes delivered	611	769	(158)	(20.5)%
Average sales price	$504,887	$488,235	$16,652	3.4%

	Nine Months Ended July 31,

(Dollars in thousands, except average sales price)	2023	2022	Variance	Variance %

Northeast
Homebuilding revenue	$625,323	$721,442	$(96,119)	(13.3)%
Income before income taxes	$86,311	$117,796	$(31,485)	(26.7)%
Homes delivered	1,086	1,277	(191)	(15.0)%
Average sales price	$573,868	$551,948	$21,920	4.0%

Southeast
Homebuilding revenue	$296,084	$200,359	$95,725	47.8%
Income before income taxes	$49,902	$36,185	$13,717	37.9%
Homes delivered	545	402	143	35.6%
Average sales price	$542,594	$497,843	$44,751	9.0%

West
Homebuilding revenue	$898,882	$1,069,917	$(171,035)	(16.0)%
Income before income taxes	$65,981	$169,372	$(103,391)	(61.0)%
Homes delivered	1,730	2,260	(530)	(23.5)%
Average sales price	$509,705	$472,952	$36,753	7.8%

Homebuilding Results by Segment

Northeast - Homebuilding revenue decreased 34.0% for the three months ended July 31, 2023 compared to the same period in the prior year. The decrease for the three months ended July 31, 2023 was attributed to a $14.9 million decrease in land sales and other revenue, a 27.9% decrease in homes delivered and a 3.9% decrease in average sales price. The decrease in average sales price in the three months ended July 31, 2023 was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in the three months ended July 31, 2023 that are no longer delivering. Also impacting the decrease in the average sales price were increased use of concessions in certain communities to make our homes more affordable.

Income before income taxes decreased $30.9 million to $29.1 million for the three months ended July 31, 2023 as compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $3.3 million decrease in income from unconsolidated joint ventures, and a slight decrease in gross margin percentage.

Homebuilding revenue decreased 13.3% for the nine months ended July 31, 2023 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2023 was attributed to a $14.5 million decrease in land sales and other revenue, a 15.0% decrease in homes delivered, partially offset by a 4.0% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $31.5 million to $86.3 million for the nine months ended July 31, 2023 as compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $1.3 million decrease in income from unconsolidated joint ventures, and a slight decrease in gross margin percentage.

Southeast – Homebuilding revenue increased 69.5% for the three months ended July 31, 2023 compared to the same period in the prior year. The increase was due to a 55.4% increase in homes delivered and an 9.0% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $8.2 million to $23.4 million for the three months ended July 31, 2023 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, partially offset by a slight decrease in gross margin percentage.

Homebuilding revenue increased 47.8% for the nine months ended July 31, 2023 compared to the same period in the prior year. The increase was due to a 35.6% increase in homes delivered and a 9.0% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $13.7 million to $49.9 million for the nine months ended July 31, 2023 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above and a slight increase in gross margin percentage.

West – Homebuilding revenue decreased 17.7% for the three months ended July 31, 2023 compared to the same period in the prior year. The decrease was due to a 20.5% decrease in homes delivered, partially offset by a 3.4% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $34.1 million to $27.9 million for the three months ended July 31, 2023 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage.

Homebuilding revenue decreased 16.0% for the nine months ended July 31, 2023 compared to the same period in the prior year. The decrease was due to a 23.5% decrease in homes delivered, partially offset by a 7.8% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes decreased $103.4 million to $66.0 million for the nine months ended July 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage.

Financial Services

Financial services consist primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the nine months ended July 31, 2023 and 2022, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 30.4% and 24.0%, respectively, of our total loans. For the nine months ended July 31, 2023 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 75.2% to 68.8%. The origination of loans which exceed conforming conventions was 0.8% for both the nine months ended July 31, 2023 and 2022.

During the three and nine months ended July 31, 2023, financial services provided $4.3 million and $11.5 million of income before income taxes, respectively, compared to $3.7 million and $11.6 million, respectively, for the same period in the prior year. The increase in financial services income before income taxes for the three months ended July 31, 2023 compared to the same period in the prior year was primarily due to an increase in the amount of loans closed and a slight increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. Financial services income before income taxes was flat for the nine months ended July 31, 2023 compared to the same period of the prior year. In the markets served by our wholly owned mortgage banking subsidiaries, 70.1% and 52.5% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2023 and 2022, respectively, and 67.8% and 59.0% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the nine months ended July 31, 2023 and 2022, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $27.4 million for the three months ended July 31, 2023 compared to $24.8 million for the three months ended July 31, 2022, and increased to $77.9 million for the nine months ended July 31, 2023 compared to $75.9 million for the nine months ended July 31, 2022. The increase for the three and nine months ended July 31, 2023 was primarily due to a $1.6 million and $1.7 million increase, respectively, in the net cost for self-insured medical claims, which fluctuate based on actual claims. The increases were also due to an increase in compensation expense, mainly related to the grants of phantom stock awards under our 2019 long-term incentive plan, for which expense is impacted by the change in our stock price each period. During the nine months ended July 31, 2023, stock awards were granted under a new Long-Term Incentive Program (the “2023 LTIP”) that consists of 50% cash-settled phantom shares and 50% equity-settled shares. The 2023 LTIP included phantom shares based on analysis that demonstrated a higher likelihood of dilution to our book value per share if the entire award was settled in shares rather than cash via phantom shares.

Other Interest

Other interest increased $3.9 million to $13.5 million for the three months ended July 31, 2023 compared to the same period in the prior year and increased $7.7 million to $43.1 million for the nine months ended July 31, 2023 compared to the same period in the prior year. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest increased for both the three and nine months ended July 31, 2023 primarily due to additional inventory financing resulting from an increase in average inventory not owned.

Loss on Extinguishment of Debt, Net

On May 30, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $4.1 million for the three and nine months ended July 31, 2023, net of the write-off of unamortized discounts, financing costs and fees.

On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 1.125 Lien Notes due 2026. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the nine months ended July 31, 2022, net of the write-off of unamortized discounts, financing costs and fees.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $4.2 million to $8.4 million for the three months ended July 31, 2023 and decreased $3.0 million to $21.0 million for the nine months ended July 31, 2023 compared to the same periods in the prior year. The decrease for both the three and nine months ended July 31, 2023 was primarily due to a reduction in our share of income from one of our unconsolidated joint ventures; since we began receiving distributions from the joint venture, the Company recognized a lower share of the unconsolidated joint ventures' income than the prior year. Also contributing to the decrease is the recognition of losses from two of our recently formed joint ventures as they incur initial operating overhead and development costs.

Other (income) expense, net

Other (income) expense, net, fluctuated $19.3 million from expense to income of $18.6 million for the three months ended July 31, 2023 and fluctuated $19.3 million from expense to income of $17.7 million for the nine months ended July 31, 2023 compared to the same periods in the prior year. During the third quarter of fiscal 2023, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $19.1 million for the three and nine months ended July 31, 2023.

Income Taxes

The Company’s income tax expense for the three and nine months ended July 31, 2023 was $14.6 million and $25.9 million, respectively, and $29.3 million and $58.4 million, respectively, for the same periods in the prior year. For both the three and nine months ended July 31, 2023, and each of the prior year periods, the expense was primarily due to federal and state tax expense recorded as a result of our income before income taxes. The state tax expense for the three and nine months ended July 31, 2023 included the release of a $3.9 million valuation allowance as a result of a change in tax law, which partially offset state tax expense. The federal tax expense for the nine months ended July 31,2023 included a $6.2 million benefit from energy efficient tax credits, which partially offset federal tax expense.

Capital Resources and Liquidity

Overview

Our total liquidity at July 31, 2023 was $455.5 million, including $325.2 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $459.7 million on land and land development during the first three quarters of fiscal 2023, along with $104.2 million for the $100.0 million partial redemption of our 7.75% Senior Secured 1.125 Lien Notes due 2026. After land and land development spending and all other operating activities, including revenue received from deliveries, cash provided by operations was $291.6 million. During the first three quarters of fiscal 2023, cash used in investing activities was $78.4 million, primarily due to new unconsolidated joint ventures entered into during the period, along with the acquisition of certain fixed assets, partially offset by distributions from existing unconsolidated joint ventures. Cash used in financing activities was $228.0 million during the first three quarters of fiscal 2023, which in addition to the $100.0 million debt redemption mentioned above, was primarily due to net payments related to our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings, land banking financings and model sale leaseback financings, repurchases of common stock and the payment of preferred dividends. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2023 and 2022 were for operating expenses, land purchases, land deposits, land development, construction spending, model sale leasebacks, state income taxes, interest payments, preferred dividends, equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, land banking transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of July 31, 2023 and October 31, 2022, were as follows:

	July 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes	$753,093	$853,093
Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (1)	$-	$-
Less: Net (discounts), premiums and unamortized debt issuance costs	$(10,073)	$(8,305)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,044,779	$1,146,547

(1) At July 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2024 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2023 (except for the 8.0% Senior Notes due 2027 which are not guaranteed by K. Hovnanian at Sunrise Trail III, LLC, a wholly-owned subsidiary of the Company) (collectively, the “Notes Guarantors”).

The credit agreements governing the term loans and revolving credit facilities (collectively, the "Credit Facilities") and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Unsecured Term Loans”) made under the Senior Unsecured Term Loan Facility due February 1, 2027, loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2024 or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in each such case, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in every quarter since the first quarter of fiscal 2022. As discussed above, our sales pace improved during fiscal 2023 and assuming the improved current market conditions and our operating results continue, we currently believe our ratios will permit us to continue to make dividend payments on our preferred stock. However, with general economic uncertainty, it is difficult to predict long-term market conditions and the effects on our business and if and when we may be restricted under our Debt Instruments from continuing to pay dividends on our Series A preferred stock. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions. As discussed in Note 12 and Note 22 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on each of May 30, 2023 and August 29, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $129.1 million and $144.8 million, net of debt issuance costs, at July 31, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $373.1 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.6% and 6.7% at July 31, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2023 and October 31, 2022, we had an aggregate of $61.9 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

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

During the nine months ended July 31, 2023, we repurchased 118,478 shares under the stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Condensed Consolidated Balance Sheet as of July 31, 2023. There were no shares repurchased during the three months ended July 31, 2023 and 2022 and the nine months ended July 31, 2022. As of July 31, 2023, $33.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock in each of the three and nine months ended July 31, 2023 and 2022, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $10.3 million to $85.3 million at July 31, 2023 compared to October 31, 2022. The increase was primarily due to two new joint ventures formed during the first nine months of fiscal 2023, along with income recognized in excess of our current sharing percentage for one of our existing unconsolidated joint ventures during the period, partially offset by the consolidation of a previously unconsolidated joint venture, and the net impact of consolidation and subsequent recapitalization of another unconsolidated joint venture. As of July 31, 2023 and October 31, 2022, we had investments in seven and six unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $50.4 million to $1.2 billion at July 31, 2023 compared to October 31, 2022. Total inventory, excluding consolidated inventory not owned, decreased by $33.8 million in the West, $7.8 million in the Southeast and $8.8 million in the Northeast. The decreases were primarily attributable to home deliveries, along with inventory contributed to two new joint ventures and land sales, partially offset by new land purchases and land development during the period. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at July 31, 2023 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $57.5 million from October 31, 2022 to July 31, 2023. The decrease was primarily due to a decrease in land banking transactions, partially offset by an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. On our Condensed Consolidated Balance Sheet, at July 31, 2023, inventory of $201.6 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $96.8 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from land banking transactions. We also sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. On our Condensed Consolidated Balance Sheet, at July 31, 2023, inventory of $49.5 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $49.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at July 31, 2023 compared to October 31, 2022 is attributable to delivering homes and terminating certain option agreements during the period, partially offset by acquiring new land parcels.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
July 31, 2023:

Northeast	33	3,913	9,980	13,893
Southeast	11	1,369	2,667	4,036
West	58	6,766	4,879	11,645

Consolidated total	102	12,048	17,526	29,574

Unconsolidated joint ventures (2)	21	4,472	3,254	7,726

Owned		6,473	1,416	7,889
Optioned		5,488	16,110	21,598
Construction to permanent financing lots		87	-	87

Consolidated total		12,048	17,526	29,574

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2022:

Northeast	32	4,296	10,726	15,022
Southeast	21	1,898	2,823	4,721
West	68	6,909	5,148	12,057

Consolidated total	121	13,103	18,697	31,800

Unconsolidated joint ventures (2)	13	3,355	-	3,355

Owned		6,634	2,388	9,022
Optioned		6,187	16,309	22,496
Construction to permanent financing lots		282	-	282

Consolidated total		13,103	18,697	31,800

(1)

Active selling communities are open for sale communities with ten or more home sites available. We identify communities based on product type. Therefore, at times there are multiple communities at one land site.

(2)

Represents active selling communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 18 to the Condensed Consolidated Financial Statements for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active selling communities and substantially completed communities.

	July 31, 2023			October 31, 2022:

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast	126	33	159	92	32	124
Southeast	88	8	96	72	5	77
West	467	19	486	516	22	538

Total	681	60	741	680	59	739

Started or completed unsold homes and models per active selling communities (1)	6.7	0.6	7.3	5.6	0.5	6.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 102 and 121 at July 31, 2023 and October 31, 2022, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $40.4 million to $115.6 million at July 31, 2023, compared to October 31, 2022. Financial services assets consist primarily of residential mortgage receivables held for sale of which $80.7 million and $108.6 million at July 31, 2023 and October 31, 2022, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2022 was primarily related to a decrease in the volume of loans originated during the third quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022, partially offset by an increase in the average loan value.

Financial services liabilities decreased $41.1 million to $94.5 million at July 31, 2023 compared to October 31, 2022. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

The annual rate of inflation in the United States was 3.2% in July 2023, as measured by the Consumer Price Index, which while higher than recent years, is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 56.6% of our homebuilding cost of sales for the nine months ended July 31, 2023.

For fiscal 2023, elevated inflation created economic uncertainty and had an impact on interest rates, which in turn adversely impacted our home sales. During the fiscal year, inflation has started to stabilize and interest rates have become less volatile, which has given homebuyers time to adjust to the current higher rate environment.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we are able to hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2023, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2023 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	7/31/23

Long term debt(1):
Fixed rate	$-	$-	$-	$843,683	$39,551	$171,618	$1,054,852	$1,011,277
Weighted average interest rate	-%	-%	-%	10.38%	5.00%	7.37%	9.69%

(1)	Does not include:
● the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
● $129.1 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
● our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of July 31, 2023.

.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2023. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended July 31, 2023. For a description of the Company's stock repurchase program, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Equity".

Item 5.  OTHER INFORMATION

During the three months ended July 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10(a)*	Form of 2023 Performance Share Unit Agreement EBIT Class A.

10(b)*	Form of 2023 Performance Share Unit Agreement EBIT Class B.

10(c)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class A.

10(d)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class B.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2023 and October 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity for the nine months ended July 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2023 and 2022, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the nine months ended July 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101).

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 1, 2023
/s/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President,
Chief Financial Officer and Director

DATE:	September 1, 2023
/s/BRAD G. O’CONNOR
Brad G. O’Connor
Senior Vice President, Treasurer and Chief Accounting Officer