Form 10-K
period 2023-10-31
HOVNANIAN ENTERPRISES INC
filed 2023-12-18
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $358,031,038.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,345,992 shares of Class A common stock and 749,081 shares of Class B common stock were outstanding as of December 12, 2023.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 21, 2024, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 369,000 homes, including 7,649 homes in fiscal 2023. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of three reportable segments: Northeast, Southeast and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

Excluding unconsolidated joint ventures, we are currently offering homes for sale in 113 communities in 27 markets in 13 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $135,000 to $1,770,000 with an average sales price, including options, of $539,000 nationwide in fiscal 2023.

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

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. During fiscal 2018, we completed a wind down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida. During fiscal 2020, we began a wind down of our operations in the Chicago, Illinois market which was completed in fiscal 2023.

Geographic Breakdown of Markets by Segment

The Company markets and builds homes that are constructed in 18 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following three segments:

Northeast: Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

Southeast: Florida, Georgia and South Carolina

West: Arizona, California and Texas

For financial information about our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital

As of October 31, 2023, we employed 1,715 full-time associates of whom 1,134 were involved in our homebuilding operations, 143 were involved in our financial services operations and 438 were involved in our corporate operations. We do not have collective bargaining agreements relating to any of our associates.

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

We believe that talented associates are the Company’s greatest asset and play a key role in creating long-term value for our stakeholders. As of October 31, 2023, 19.0% of our associates had been with the Company for more than 15 years, and the average tenure of all associates was approximately 7.5 years. We understand that our ultimate success and ability to compete are significantly dependent on how well we identify, hire, train, and retain highly qualified personnel. We realize that each associate has a unique vision and their own special talents. We are committed to being an employer that fosters the growth of each associate, while building an inclusive and diverse workforce.

We believe that our focus on diversity and inclusion across the organization positions the Company to deliver innovation and growth. We have a diverse associate base comprised of 25.6% non-white associates as of October 31, 2023. Additionally, as of October 31, 2023, 44.3% of our associates were women, and women represent 38.9% of all associates in manager and more senior positions.

Promoting a diverse and inclusive work environment is a major priority at Hovnanian. In 2020, the Company formed a Diversity & Inclusion Committee that continues to be an important initiative. The committee is led by the CEO and comprised of members of senior leadership and associates in different functions throughout the organization representing various backgrounds. The objective of the committee is to advise on and evaluate the Company’s diversity and inclusion initiatives and to offer suggestions and guidance. All associates are required to take a diversity and inclusion training course on an annual basis. Associates in leadership positions (representing approximately 21.9% of all associates) are required to participate in more extensive diversity and inclusion training sessions.

The Company is also a founding member of the Building Talent Foundation ("BTF") whose mission is to advance the education, training and careers of people from underrepresented groups in the fields of skilled technical workers and as business owners in the residential construction industry. The Company actively utilizes BTF’s residential construction careers platform JobsToBuild to find new talent. In fiscal 2022, we extended our partnership and financial commitment with BTF for another three years.

Over the last two years, our leadership team has conducted quarterly Town Halls. These events have become a staple in the organization and serve as an opportunity for associates to hear from senior leadership candidly about our Company and directly ask questions of our CEO, CFO, Executive Vice President and Group Presidents. This year, the Company also introduced two new channels for engaging associates companywide, "Lunch & Learns" and "Coffee Chats". The goal of these new platforms is to fuel our companywide objective to foster a culture of engagement and facilitate more two-way communication.

Through a combination of competitive benefits and educational programs, we believe that we positively contribute to the well-being of our associates and the communities in which they live and work. Our benefits packages include medical, dental, and vision coverage, as well as paid parental leave, health savings accounts, life insurance, disability income, 401(k) savings plan with a company match and other assistance and wellness programs. Together, these benefits help keep our associates and their dependents healthy, while giving them tax-advantaged ways to save for retirement and establish long-term financial security. This package of programs is routinely reevaluated in order to meet the changing needs of our associates in our diverse organization.

In light of the Company’s experience managing the novel coronavirus ("COVID-19") pandemic and the recognition of the associated environmental benefits, the Company previously introduced a hybrid work schedule and continued its use throughout fiscal 2023, whereby most office associates may work two days a week from home. We believe this change to a hybrid work model promotes a healthier work and home life balance for our associates while simultaneously providing the environmental benefits of having fewer vehicles on the road. In addition to the weekly hybrid schedule, associates can work remotely up to eight weeks a year.

We also have committed considerable resources to furthering our associates’ personal and professional growth. We have a repository of over 500 training modules/courses to facilitate these learning sessions in both in-person and virtual settings, including mandatory diversity, ethics, workplace harassment prevention and safety training courses.

Corporate Offices and Available Information

Our corporate offices are located at 90 Matawan Road, Fifth Floor, Matawan, New Jersey 07747 (See Item 2 "Properties"). Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available free of charge through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

As a result of the sharp increase in interest rates beginning in fiscal 2022, we shifted our focus to increasing the availability of quick-move-in homes (“QMI homes”). The rationale behind this shift in focus is that QMI homes provide our customers with more certainty on what their mortgage payments will be at closing. QMI homes also allow us to offer customers mortgage rate buydowns that would be cost prohibitive on homes with a longer time until delivery. QMI homes greatly reduce the complexity of choices for our customers and significantly increase efficiencies for our trades, construction and purchasing teams. In fiscal 2023, we executed "Build-For-Rent" agreements to supplement our existing for sale business. The Build-For-Rent sales channel added incremental sales volume during fiscal 2023 and allowed us to increase inventory turnover.

We also remain focused on maintaining adequate liquidity and identifying investment opportunities that make economic sense in light of our current sales prices and sales paces. Our excess liquidity in fiscal years 2023, 2022 and 2021 allowed us to repurchase $245.0 million, $100.0 million and $180.9 million in aggregate principal of senior secured notes, respectively. In response to changing market conditions, we have been strategic in new land purchases at pricing that we believe will generate appropriate investment returns needed to sustain profitability. In addition to our current focus on liquidity and flexibility, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

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

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests in the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, we remain focused on attracting and developing quality associates. See "Human Capital" above for further discussion.

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

We manage our financial services operations to better serve all of our home buyers. Our current mortgage financing and title service operations enhance our contact with customers and allow us to coordinate the home-buying experience from beginning to end. Further, we are able to employ a range of pricing incentives through our mortgage financing operations, including temporary and permanent mortgage rate buy downs, which are tools that provide buyers with the opportunity to secure mortgage rates below market level.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2023, 2022 and 2021, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,838 lots, 5,121 lots and 3,201 lots, respectively, out of 28,227 total lots, 27,617 total lots and 23,624 total lots, respectively, under option, resulting in charges to pre-tax income of $1.5 million, $5.7 million and $1.6 million, respectively.

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

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. Historically, a majority of our single-family detached homes were constructed after the signing of a sales contract and mortgage approval was obtained, which limits the buildup of inventory of unsold homes and the costs of maintaining and carrying that inventory. Beginning in fiscal 2022 and continuing in fiscal 2023, we increased our inventory of QMI homes in connection with our current business strategy discussed above.

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Since the COVID-19 pandemic began, we have experienced construction delays due to shortages in the supply of materials, as well as labor shortages in all of our markets. The impact and the particular materials associated with the delays is varied from market to market. We have improved our cycle times since the beginning of fiscal 2023 by approximately 30 days but are still currently experiencing increased construction cycle times of 45-60 days over our pre-pandemic average in many of our markets. We cannot predict the extent to which shortages in necessary materials or labor will continue or re-occur in our markets in the future. However, as home sales slow nationally, we expect pressure to alleviate on material suppliers and subcontractors, which over time should, absent other factors, allow construction cycle times to revert back to historical norms.

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. Recently, we have started offering curated "Looks" packages for customers to select, rather than a large number of a la carte options. This approach has continued to expand and provides customers with a more streamlined selection process and allows us to be more efficient in purchasing, sales and construction.

We have a national call center which is responsible for follow up generated by our website and our digital marketing efforts. The call center supports our ability to swiftly respond to incoming customer leads, schedule and conduct virtual tours and video chats, as well as set up in person model home tours.

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

During the year ended October 31, 2023, for the markets in which our mortgage subsidiaries originated loans, 19.8% of our home buyers paid in cash and 70.1% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2023 were 69.8% conforming conventional loans and 29.5% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 0.7% of our loan originations represented loans which exceeded conforming conventions.

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

Information on housing revenues, homes delivered and average sales price by segment for the year ended October 31, 2023, is set forth below:

(Housing revenues in thousands)	Housing Revenues	Homes Delivered	Average Sales Price
Northeast	$933,156	1,618	$576,734
Southeast	419,656	776	540,794
West	1,277,645	2,484	514,350
Consolidated total	$2,630,457	4,878	$539,249
Domestic unconsolidated joint ventures(1)	$424,335	595	$713,168

(1) Represents housing revenues and home deliveries for our domestic unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our domestic unconsolidated joint ventures. In addition, during the fourth quarter of fiscal 2023, we delivered 2,176 homes through our unconsolidated joint venture in the Kingdom of Saudi Arabia. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our unconsolidated joint ventures.

Net Sales Contracts

The dollar value of our net sales contracts, excluding unconsolidated joint ventures, was $2.5 billion for both the years ended October 31, 2023 and 2022 and the number of homes contracted increased 3.8% to 4,647 in fiscal 2023 from 4,477 in fiscal 2022.

 Information on the dollar value of net sales contracts by segment for the years ended October 31, 2023 and 2022, is set forth below:

			Percentage of
(In thousands)	2023	2022	Change
Northeast	$937,153	$857,240	9.3%
Southeast	445,970	412,975	8.0%
West	1,126,011	1,200,211	(6.2)%
Consolidated total	$2,509,134	$2,470,426	1.6%
Domestic unconsolidated joint ventures(1)	$357,456	$337,775	5.8%

(1) Represents net contract dollars for our domestic unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our domestic unconsolidated joint ventures. In addition, during fiscal 2023 and 2022, we contracted 13 homes and 300 homes, respectively, through our unconsolidated joint venture in the Kingdom of Saudi Arabia. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our unconsolidated joint ventures.

Active Selling Communities

The average number of active selling communities increased from 113 for fiscal 2022 to 114 for fiscal 2023. We ended fiscal 2023 with 113 active selling communities as compared to 121 active selling communities at October 31, 2022.

Information on our active selling communities by segment as of October 31, 2023, is set forth below. Contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	41	6,450	2,354	617	3,479
Southeast	12	2,291	1,044	615	632
West	60	10,956	4,406	592	5,958
Total	113	19,697	7,804	1,824	10,069

(1)	Includes 354 home sites under option.
(2)	Of the total remaining homes available, 909 were under construction or completed (including 81 models and sales offices), and 5,397 were under option.

Backlog

At October 31, 2023 and 2022, including domestic unconsolidated joint ventures, we had a backlog of signed contracts for 2,196 homes and 2,497 homes, respectively, representing a 12.1% decrease, with sales values aggregating $1.3 billion and $1.5 billion, respectively. Additionally at October 31, 2023 and 2022, we had a backlog of signed contracts for 50 homes and 2,213 homes, respectively, from our unconsolidated joint venture in the Kingdom of Saudi Arabia. The majority of our backlog at October 31, 2023 is expected to be completed and closed within the next six to nine months.

Current base prices for our homes in contract backlog at October 31, 2023, range from $135,000 to $1,770,000 in the Northeast, from $294,000 to $1,140,000 in the Southeast and from $269,000 to $884,000 in the West.

At November 30, 2023 and 2022, our backlog of signed contracts, including domestic unconsolidated joint ventures, was 2,158 homes and 2,396 homes, respectively, with sales values aggregating $1.3 billion and $1.4 billion, respectively. Additionally at November 30, 2023 and 2022, we had a backlog of signed contracts for 20 homes and 2,218 homes, respectively, from our unconsolidated joint venture in the Kingdom of Saudi Arabia. For information on our backlog excluding unconsolidated joint ventures, see the contract table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Homebuilding: Key Performance Indicators.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2023, exclusive of active selling communities and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 31,754 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value (1)(2)
Northeast:
Under option	82	9,825	$762,103	$47,064
Owned	7	240		$6,631
Total	89	10,065		$53,695
Southeast:
Under option	34	4,375	$311,150	$35,228
Owned	4	313		$8,590
Total	38	4,688		$43,818
West:
Under option	45	4,438	$399,454	$29,707
Owned	10	670		$26,071
Total	55	5,108		$55,778
Totals:
Under option	161	18,638	$1,472,707	$111,999
Owned	21	1,223		$41,292
Combined total	182	19,861		$153,291

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2023, option fees and deposits aggregated approximately $79.9 million. As of October 31, 2023, we spent an additional $32.1 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

(2)	The book value for properties under option includes land banking arrangements of $27.7 million, which is included in "Consolidated inventory not owned" on our Consolidated Balance Sheets.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During a declining homebuilding market, we typically decide to "mothball" (or stop development on) certain communities where we have determined that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion on mothballed communities.

Raw Materials

The homebuilding industry has from time-to-time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or other important raw materials has resulted in the past, and could result in the future, in start or completion delays or increases to the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. During fiscal 2023, relative to the prior fiscal year, labor and material shortages that were initially due to the COVID-19 pandemic continued to gradually improve. For example, we previously experienced a significant rise in lumber prices caused by supply chain issues, but due to increased availability prices began to decrease during the second half of fiscal 2022 and into fiscal 2023. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future.

Seasonality

Our business is seasonal in nature and, historically, weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs.

Competition

Our homebuilding operations are highly competitive. We are among the top 20 homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger private regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we have owned or developed or currently own or are developing (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. See Risk Factors – “Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land and homebuilding, sales and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas”, Item 3 “Legal Proceedings” and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, geopolitical events, acts of war or terrorism, threats to national security, civil unrest, any outbreak or escalation of hostilities throughout the world, tariffs and international trade sanctions, and health pandemics may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers, and therefore our business and financial results.

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

The homebuilding industry is vulnerable to raw material and labor shortages and has from time-to-time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past two years due to historic inflation rates in the United States. The cost of labor may be adversely affected by changes in immigration laws and trends in labor migration. In addition, increased demand could increase material and labor costs. During fiscal 2023, although there was improvement each quarter, we continued to experience construction delays due to shortages in the supply of certain materials, as well as labor and subcontractor shortages in our markets. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total contract or delivery volumes.

Interest rates increased substantially in fiscal years 2022 and 2023 and may continue to increase. Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could considerably impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Mortgage rates, up until recently, had been historically low, which made the homes we sell more affordable. However, mortgage rates have more than doubled since early fiscal year 2022, as a result of the Federal Reserve raising interest rates in an effort to curtail inflation. When interest rates increase, the cost to own a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes. We cannot predict whether interest rates will continue to rise, or the paces of the increases, but further increases would likely have a considerable impact on housing demand.

Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), have, and could continue to, increase the costs to obtain mortgages, decrease the availability of mortgage financing have, and lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations or as a result of instability in the banking sector) could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our Consolidated Financial Statements.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and by increasing mortgage rates for homebuyers.

Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced since fiscal year 2022 due to historic inflation rates. In addition, as discussed above, recent elevated levels of inflation have been accompanied by higher interest rates that could cause a slowdown in the housing market. In an inflationary environment, such as the current economic environment, depending on the homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. In an effort to counteract such inflationary pressures and maintain sales volumes in light of these challenges, we have offered increased sales incentives and have been using mortgage rate buydowns for qualifying homebuyers, which reduces our profit margins. These measures may not be successful and continued inflationary pressures could further impact our profitability.

A significant downturn in the homebuilding industry could materially and adversely affect our business.

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal 2007 through 2011. Further, we had substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. In particular, during the second half of fiscal 2022 and into fiscal 2023, housing demand weakened due to a sharp increase in mortgage rates, the substantial increase in home prices experienced over the past two years, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which have adversely impacted buyer sentiment and behavior.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The World Health Organization previously declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. We responded in various ways to the governmental measures, including, among other measures, temporarily closing our sales offices, model homes and design studios to the general public, limiting our construction operations, and reducing the municipal and private services we rely on, which substantially tempered our sales pace. The effects of COVID-19 caused multiple disruptions in our supply chain and resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle times to lengthen compared to prior to the pandemic.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other environmental conditions have harmed us in the past, and may harm us in the future, the local homebuilding business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and adversely impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increasing cost of operations and also impacting our sales and construction activity in affected markets during the related time periods. Additionally, other coastal areas where we operate face increased risks of adverse weather or natural disasters.

In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations. These concerns have also resulted in increasing government, investor and societal attention to environmental, social, and governance ("ESG") matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for the Company, including with respect to our compliance and ethics programs, may alter the environment in which we do business, and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The homebuilding industry is highly competitive for land that is suitable for residential development and the availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive overbidding on land and lots, geographical or topographical constraints and restrictive governmental regulation. Should suitable land opportunities become less available, our ability to implement our strategies and operational actions would be limited and the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend on us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land compared to others who have more substantial cash resources.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write-off the value of these options. Inventory carrying costs, including the costs of holding QMI homes, can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.”

We conduct a significant portion of our business in Arizona, California, Delaware, Florida, New Jersey, South Carolina, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Delaware, Florida, New Jersey, South Carolina, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy, and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons related to state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell their current home, or our inability to complete and deliver the new home within the specified time. At October 31, 2023, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,246 homes with a sales value aggregating $1.3 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

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

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and outages and utility rate fluctuations continue. Furthermore, power shortages and outages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California, or in our other markets.

Information technology failures and data security breaches could harm our business.

We use information technology ("IT"), digital telecommunications and other computer resources to conduct important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through phishing attempts, data-theft and cyber-attack), ransomware attacks, usage errors by our associates or other business partners or outside service providers, and catastrophic events, such as fires, floods, hurricanes and tornadoes. Cyber-attacks and other security threats could originate from a wide variety of external sources, including cyber-criminals, nation-state hackers, hacktivists and other outside parties. Cyber-attacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, and other business partners and outside service providers.

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

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Privacy Rights Act and the Virginia Consumer Data Protection Act, and the regulatory regime continues to evolve and is increasingly demanding. Many states have passed or are considering privacy and security legislation and there are ongoing discussions regarding a federal privacy law. Variations in requirements across other states could present compliance challenges, as well as increased costs related to compliance.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. We maintain cybersecurity insurance coverage, which may not fully cover the costs related to cyber or other security threats or disruptions, and have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies as well as prevent the diversion or theft of company funds through various forms of social engineering. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures are continually evolving and have become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third parties on whose systems we rely. In addition, cyber-attacks or other security breaches may persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of a cyber-attack or other security breach. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, our efforts to maintain the security and integrity of our IT networks and related systems may not be effective and attempted security breaches or disruptions could be successful or damaging.

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

Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States, instability in foreign jurisdictions and geopolitical conflicts. While we do not have any customer or direct supplier relationships in any of the foreign countries or regions involved in the current military conflicts, any related sanctions, export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Risks Related to Our Debt and Liquidity

Our high leverage may restrict our ability to operate, prevent us from fulfilling our obligations, and adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2023, including the debt of the subsidiaries that guarantee our debt, was $1,070.3 million ($1,051.5 million net of discounts, premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2023.

●

Our debt service payments for the year ended October 31, 2023, were $858.3 million, which represented interest incurred and payments on the principal of our debt and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letters of credit and other credit facilities and agreements.

As of October 31, 2023, we had an aggregate of $4.9 million outstanding under various letters of credit and other credit facilities and agreements, certain of which were collateralized by $5.1 million of cash. Our fees for these letters of credit for the year ended October 31, 2023, which are based on both the used and unused portion of the facilities and agreements, were $0.1 million. We also had substantial contractual commitments and contingent obligations, including $187.3 million of performance bonds as of October 31, 2023. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal 2023 and 2022 was $435.3 million and $89.5 million, respectively. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If there is a sustained decline in market conditions in the homebuilding industry over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

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

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity. Any such event of default could lead to cross defaults under certain of our other debt instruments or negatively impact other debt-related covenants. In any of these situations, we may be unable to amend the applicable debt instrument or obtain a waiver without significant additional cost, or at all, and we may be unable to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

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

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. For example, the Company has been a party to litigation in New Jersey concerning alleged defects in construction (see Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, if the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could hurt our financial results.

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

Tax increases and changes in tax rules may adversely affect our financial results.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2023, we had invested an aggregate of $97.9 million in these unconsolidated joint ventures, including outstanding net advances to these unconsolidated joint ventures of $1.4 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

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

The combined ownership of members of the Hovnanian family, including Ara K. Hovnanian, our Chairman of the Board, President, and Chief Executive Officer, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock, enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. Such holdings represented approximately 59% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2023. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our financial performance in prior years, we generated a federal net operating loss carryforward of $688.3 million through the year ended October 31, 2023, and we may generate net operating loss carryforwards in future years.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We rent approximately 62,000 square feet of office space for our corporate headquarters and own 215,000 square feet of office and warehouse space in the Northeast. We lease approximately 314,000 square feet of space for our segments located in the Northeast, Southeast and West.

ITEM 3

LEGAL PROCEEDINGS

The information required with respect to this item can be found under "Commitments and Contingent Liabilities" in Note 18 to our Consolidated Financial Statements included elsewhere in this Annual report on Form 10-K, which is incorporated by reference into this Item 3.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 287 stockholders of record at December 12, 2023. There is no established public trading market for our Class B common stock, which was held by 164 stockholders of record at December 12, 2023. If a stockholder desires to sell shares of Class B common stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A common stock at a one-to-one conversion rate.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the five-year cumulative total return of our Class A common stock with the Standard & Poor's ("S&P") 500 Index and the S&P Homebuilding Index. The graph assumes $100 invested on October 31, 2018 in our Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, and the reinvestment of all dividends.

The stock price performance shown on the following graph is not necessarily indicative of future stock performance.

Source: Standard & Poor's Financial Services, LLC, a division of The McGraw-Hill Companies Inc.

	10/18	10/19	10/20	10/21	10/22	10/23

Hovnanian Enterprises, Inc.	100.00	68.71	87.01	230.85	110.49	190.36
S&P 500	100.00	114.33	125.43	179.25	153.06	168.59
S&P Homebuilding	100.00	146.42	171.86	227.93	193.98	273.26

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

The following tables and related discussion set forth key operating and financial data for our homebuilding and financial services operations as of and for the fiscal years ended October 31, 2023 and 2022. For similar operating and financial data and discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the SEC on December 19, 2022.

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

From early January 2022, 30-year mortgage rates more than doubled from 3.2% to 7.8% at the end of October 2023. The rapid and sharp increases in interest rates, persistently high levels of inflation and doubt about the stability of the economy, negatively impacted housing demand beginning in the second half of fiscal 2022 and continued into early fiscal 2023.

During the first quarter of fiscal 2023, we were aggressive in our pricing, incentives and concessions in order to increase affordability, which had a positive effect on our sales pace, but due to the general uncertainty about the stability of the economy potential buyers still remained cautious about their decision to purchase a home. Beginning in the second quarter and through the third quarter of fiscal 2023, as interest rates stabilized around 6.5%, we saw an increase in customer demand and the housing market started to normalize. During the fourth quarter of fiscal 2023, interest rates increased by approximately 100 basis points from the end of July to the end of October, which slowed down our sequential sales pace. We were able to use our increased inventory of QMI homes during the year to help meet buyers’ needs in the current uncertain interest rate environment. The time between contract signing and closing is shorter with a QMI home as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. The availability of QMI homes also allows us to offer mortgage interest rate buydown assistance, which is a tool we offer through our wholly-owned mortgage banking subsidiary ("K. Hovnanian Mortgage"), to help ease the impact of higher monthly payments from rising interest rates. We pay the cost of interest rate buydowns for customers that qualify through K. Hovnanian Mortgage and decide to use the program. The level of interest rate based incentives utilized differs across our markets and is one of several available options we use to drive sales and close homes.

The number of existing home sales listings are at all-time low levels, which limits the supply of homes available for purchase, leading to increased demand for new homes, which leads to improved pricing power. During the fourth quarter of fiscal 2023, there continued to be strong demand for our homes as compared to the prior year, which lead to a significant increase in net contracts and net contracts per average active selling community, as compared to the fourth quarter of fiscal 2022 and the year ended October 31, 2022. We were able to increase net prices in approximately 54% of our communities during the fourth quarter of fiscal 2023.

There still remains a great degree of uncertainty due to inflation, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. While we continue to experience some lingering supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, make it difficult to predict how strongly our business will be impacted by these external factors over fiscal 2024 and beyond.

Our cash position allowed us to spend $679.3 million on land purchases and land development, repurchase $245.0 million principal amount of senior secured notes prior to maturity during fiscal 2023, and still have total liquidity of $564.2 million, including $434.1 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of October 31, 2023. Also, in the fourth quarter of fiscal 2023, we refinanced $494.6 million of secured debt which extended our debt maturities to the fourth quarters of fiscal 2028 and 2029, and subsequently in November 2023 we redeemed an additional $113.5 million of secured debt with proceeds from the refinancing debt issued in the fourth quarter.

Additional information on our results for the year ended October 31, 2023 were as follows:

● For the year ended October 31, 2023, sale of homes revenues decreased 7.4% as compared to the prior year, primarily due to a 11.9% decrease in homes delivered, partially offset by a 5.1% increase in average sales price. The decrease in deliveries in fiscal 2023 was primarily the result of a 6.6% reduction in community count as well as the slowdown in net contracts during the second half of fiscal 2022 due to rising interest rates.

● Homebuilding gross margin percentage decreased from 21.5% for the year ended October 31, 2022 to 19.6% for the year ended October 31, 2023, and homebuilding gross margin percentage, before cost of sales interest expense and land charges, decreased from 25.0% for the year ended October 31, 2022 to 22.7% for the year ended October 31, 2023. The decreases were primarily due to the increased use of incentives and concessions to make our homes more affordable in a rising interest rate environment.

● Selling, general and administrative expenses (including corporate general and administrative) increased $8.6 million for the year ended October 31, 2023 as compared to the prior year. The increase was primarily due to an increase in selling overhead from higher advertising costs and fees incurred on unused builder forward commitments we began offering in the second half of fiscal 2022 to lower mortgage rates for our customers. As a percentage of total revenue, such costs increased to 11.1% for the year ended October 31, 2023 compared to 10.1% for the year ended October 31, 2022.

● Income before income taxes decreased to $256.0 million for the year ended October 31, 2023 from $319.8 million for the year ended October 31, 2022. Net income decreased to $205.9 million for the year ended October 31, 2023 from $225.5 million for the year ended October 31, 2022. Net income for the year ended October 31, 2023, included a $19.1 million gain on the consolidation of a previously unconsolidated joint venture, $9.4 million of income from our unconsolidated joint venture in the Kingdom of Saudi Arabia, a $9.0 million tax benefit from energy efficient home credits and a $14.8 million tax benefit from the release of state valuation allowances, partially offset by a $25.6 million loss on extinguishment of debt.

● Earnings per share, basic and diluted, decreased to $28.76 and $26.88, respectively, for the year ended October 31, 2023, compared to earnings per share, basic and diluted of $30.31 and $29.00, respectively, for the year ended October 31, 2022.

● Net contracts increased 3.8% to 4,647 for the year ended October 31, 2023, compared to 4,477 the prior year, primarily due to an increase in customer demand, partially due to the availability of QMI homes. During the year ended October 31, 2023, we also executed 438 build-for-rent contracts in three communities in our Southeast segment.

● Net contracts per average active selling community increased to 40.8 for the year ended October 31, 2023 compared to 39.6 in the prior year. The increase was due to the increase in net contracts discussed above.

● Active selling communities decreased to 113 at October 31, 2023 compared to 121 at October 31, 2022, however, our total lots controlled increased to 31,726 at October 31, 2023 compared to 31,518 at October 31, 2022. We expect our community count to grow in fiscal 2024.

● Contract backlog decreased from 2,186 homes at October 31, 2022 to 1,824 homes at October 31, 2023, and the dollar value of contract backlog decreased to $1.1 billion, a 16.4% decrease in dollar value compared to the prior year. The decreases were primarily attributed to lower sales in the second half of fiscal 2022 and into the first quarter of fiscal 2023, as discussed above.

Results of Operations

Total Revenues

Compared to the prior year, revenues (decreased) increased as follows:

	Years Ended October 31,
		Variance
		2023
		Compared
(Dollars in thousands)	2023	to 2022	2022
Homebuilding:
Sale of homes	$2,630,457	$(209,997)	$2,840,454
Land sales	48,217	32,015	16,202
Other revenues	17,254	13,219	4,035
Financial services	60,088	(1,452)	61,540
Total change	$2,756,016	$(166,215)	$2,922,231
Total revenues percent change		(5.7)%

Homebuilding: Sale of Homes

Sale of homes revenues decreased $210.0 million, or 7.4%, for the year ended October 31, 2023, compared to the prior year. The decreased revenues in fiscal 2023 were primarily due to a 11.9% decrease in homes delivered, partially offset by the average sales price per home increasing to $539,249 in fiscal 2023 from $512,902 in fiscal 2022. The decrease in deliveries in fiscal 2023 was primarily the result of a 6.6% reduction in community count. The increase in average sales price in fiscal 2023 was primarily due to price increases in a majority of our markets since the beginning of fiscal 2022, along with the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further detail on land sales and other revenues, see the section titled “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Year Ended
	October 31,	October 31,
(Dollars in thousands, except average sales price)	2023	2022
Consolidated total:
Housing revenues	$2,630,457	$2,840,454
Homes delivered	4,878	5,538
Average sales price	$539,249	$512,902
Unconsolidated joint ventures:(1)
Housing revenues	$765,653	$343,617
Homes delivered	2,771	552
Average sales price	$276,309	$622,495

(1) Represents housing revenues and home deliveries for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. During the fourth quarter of fiscal 2023, we delivered 2,176 homes in our unconsolidated joint venture in the Kingdom of Saudi Arabia. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our joint ventures.

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $45.2 million for the year ended October 31, 2023, compared to the prior year. Other revenues include interest income, which increased as a result of higher rates on cash and cash equivalent accounts beginning in the first quarter of fiscal 2023 compared to the same period in the prior year. In addition, other revenues include income from contract cancellations where customer deposits have been forfeited due to contract terminations, which increased due to higher cancellation rates during fiscal 2023 compared to fiscal 2022.  Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were four land sales during the year ended October 31, 2023, compared to five in the prior year. Contributing to the increase in land sales was a transaction during the fourth quarter of fiscal 2023 which resulted in $30.3 million of revenue for the Northeast.

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

	Year Ended
	October 31,	October 31,
(Dollars in thousands)	2023	2022
Sale of homes	$2,630,457	$2,840,454
Cost of sales, excluding interest expense and land charges	2,032,136	2,131,208
Homebuilding gross margin, before cost of sales interest expense and land charges	598,321	709,246
Cost of sales interest expense, excluding land sales interest expense	79,894	85,198
Homebuilding gross margin, after cost of sales interest expense, before land charges	518,427	624,048
Land charges	1,536	14,076
Homebuilding gross margin	$516,891	$609,972
Homebuilding gross margin percentage	19.6%	21.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.7%	25.0%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	19.7%	22.0%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,
	2023	2022
Sale of homes	100%	100%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	67.9%	67.0%
Commissions	3.4%	3.4%
Financing concessions	2.1%	1.1%
Overheads	3.9%	3.5%
Total cost of sales, before interest expense and land charges	77.3%	75.0%
Cost of sales interest	3.0%	3.0%
Land charges	0.1%	0.5%
Homebuilding gross margin percentage	19.6%	21.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.7%	25.0%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	19.7%	22.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 19.6% for the year ended October 31, 2023 compared to 21.5% for the prior year. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 22.7% for the year ended October 31, 2023 compared to 25.0% for the prior year. The decreases in gross margins were primarily due to increases in our use of incentives and concessions to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Year Ended
	October 31,	October 31,
(In thousands)	2023	2022
Land and lot sales	$48,217	$16,202
Cost of sales, excluding interest	20,664	5,855
Land and lot sales gross margin, excluding interest	27,553	10,347
Land and lot sales interest expense	926	42
Land and lot sales gross margin, including interest	$26,627	$10,305

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.

Homebuilding: Inventory Impairments and Land Option Write-offs

Inventory impairments and land option write-offs reflect certain inventories we have either written off or written down to their estimated fair value totaling $1.5 million and $14.1 million in expense for the years ended October 31, 2023 and 2022, respectively. During the years ended October 31, 2023 and 2022, we wrote off residential land option, approval and engineering costs totaling $1.5 million and $5.7 million, respectively. Land option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce an adequate return on investment commensurate with the risk. If we determine an adequate return is not probable, we cancel the option, or when a community is redesigned, we write off the engineering costs related to the initial design. Such write-offs occurred across each of our segments in fiscal 2023 and 2022. We did not record any inventory impairments for the year ended October 31, 2023 and inventory impairments were $8.4 million for the year ended October 31, 2022. It is difficult to predict future impairments, but if conditions in the overall housing industry or a specific geographic market worsen in the future beyond our current expectations, there are future changes in our business strategy that significantly affect the key assumptions used in our projections of future cash flows, and/or there are material changes in any other items we consider in assessing recoverability, we may need to recognize additional inventory impairments and any such charges could be material.

In fiscal 2023, we walked away from 13.6% of all the lots we controlled under option contracts. The remaining 86.4% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2023:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$0.5	855	22.3%	13,337	6.4%
Southeast	0.5	2,162	56.3%	6,985	31.0%
West	0.5	821	21.4%	7,905	10.4%
Total	$1.5	3,838	100.0%	28,227	13.6%

(1)	Includes lots optioned at October 31, 2023 and lots optioned that the Company walked away from in the year ended October 31, 2023.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $8.0 million to $201.6 million for the year ended October 31, 2023 compared to the year ended October 31, 2022. The increase was primarily due to an increase in selling overhead from higher advertising costs and fees incurred on unused builder forward commitments we began offering in the second half of fiscal 2022 to lower mortgage rates for our customers.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community in fiscal 2023 were 40.8 compared to 39.6 in fiscal 2022, a 3.0% increase in sales pace per community. Our reported level of sales contracts (net of cancellations) was impacted by an increase in customer demand partially due to the increased availability of QMI homes.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019
First	30%	14%	17%	19%	24%
Second	18%	17%	16%	23%	19%
Third	16%	27%	16%	18%	19%
Fourth	25%	41%	15%	18%	21%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2023	2022	2021	2020	2019
First	16%	8%	11%	14%	16%
Second	16%	9%	9%	20%	20%
Third	12%	8%	6%	21%	16%
Fourth	13%	13%	6%	14%	14%

Contract cancellations over the past several years have generally been within what we believe to be a normal range, with fiscal 2021 and the first half of fiscal 2022 cancellation rates, in particular, being below historical norms as a result of strong market conditions. However, during the third and fourth quarters of fiscal 2022 and the first quarter of fiscal 2023, due to the sharp decline in gross sales and an increase in cancellations, our cancellation rate as a percentage of gross sales increased significantly to 27%, 41% and 30%, respectively, which is higher than our historical normal range. For the second and third quarters of fiscal 2023 the cancellation rate returned to a more normalized level of 18% and 16%, respectively. During the fourth quarter of fiscal 2023, the cancellation rate increased to 25% as mortgage rates increased 100 basis points during the quarter. Despite the increase in cancellations, due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the fourth quarter of fiscal 2023 was 13%, which is in line with our historical normal range. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag behind the changes seen in our cancellation rate as a percentage of gross sales. Although market conditions improved during fiscal 2023 as compared to fiscal 2022, uncertainty remains and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated contract backlog, excluding unconsolidated joint ventures, by homebuilding segment is set forth below:

	October 31,	October 31,
(Dollars in thousands)	2023	2022
Northeast: (1)(2)
Total contract backlog	$420,100	$464,173
Number of homes	617	850
Southeast: (2)
Total contract backlog	$304,251	$310,889
Number of homes	615	502
West: (2)
Total contract backlog	$336,263	$493,617
Number of homes	592	834
Totals: (1)(2)
Total consolidated contract backlog	$1,060,614	$1,268,679
Number of homes	1,824	2,186

(1)	Reflects the reclassification of 38 homes and $32.3 million of contract backlog as of April 30, 2023 from an unconsolidated joint venture to the consolidated Northeast segment. This is related to the assets and liabilities acquired from a joint venture the Company closed out during the three months ended April 30, 2023.
(2)	Reflects the reclassification of 90 homes and $73.7 million, 59 homes and $33.0 million, and 12 homes and $5.7 million of contract backlog from the consolidated Northeast, Southeast and West segments, respectively, to an unconsolidated joint venture as of July 31, 2023. This is related to the assets and liabilities contributed to a joint venture by the Company during the three months ended July 31, 2023.

Contract backlog dollars decreased 16.4% as of October 31, 2023 compared to October 31, 2022, and the number of homes in backlog decreased 16.6% for the same period. The decrease in backlog dollars and number of homes for the year ended October 31, 2023 compared to the prior fiscal year was driven by the slower sales environment beginning in the second half of fiscal 2022 and continuing through the first half of fiscal 2023.

Homebuilding Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Years Ended October 31,
		Variance
		2023
(Dollars in thousands, except average sales price)		Compared
	2023	to 2022	2022
Northeast
Homebuilding revenue	$968,851	$(116,230)	$1,085,081
Income before income taxes	$178,516	$1,110	$177,406
Homes delivered	1,618	(277)	1,895
Average sales price	$576,734	$13,094	$563,640
Southeast
Homebuilding revenue	$420,296	$96,335	$323,961
Income before income taxes	$77,750	$17,572	$60,178
Homes delivered	776	126	650
Average sales price	$540,794	$43,085	$497,709
West
Homebuilding revenue	$1,295,992	$(154,640)	$1,450,632
Income before income taxes	$114,084	$(93,435)	$207,519
Homes delivered	2,484	(509)	2,993
Average sales price	$514,350	$30,272	$484,078

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 10.7% in fiscal 2023 compared to fiscal 2022, primarily due to a 14.6% decrease in homes delivered, partially offset by a 2.3% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes increased $1.1 million to $178.5 million in fiscal 2023 compared to fiscal 2022, primarily due to a $14.6 million increase in income from unconsolidated joint ventures and a $5.6 million decrease in SGA, while gross margin percentage, before cost of sales interest expense was relatively flat.

Southeast – Homebuilding revenues increased 29.7% in fiscal 2023 compared to fiscal 2022, primarily due to an 19.4% increase in homes delivered and an 8.7% increase in average sales price. The increase in average sales price was the result of price increases in certain communities.

Income before income taxes increased $17.6 million to $77.8 million in fiscal 2023 compared to fiscal 2022, primarily due to the increase in homebuilding revenue discussed above and a slight increase in gross margin percentage, before cost of sales interest expense.

West – Homebuilding revenues decreased 10.7% in fiscal 2023 compared to fiscal 2022, primarily due to a 17.0% decrease in homes delivered, partially offset by a 6.3% increase in average sales price. The increase in average sales price was mainly the result of price increases in certain communities.

Income before income taxes decreased $93.4 million to $114.1 million in fiscal 2023 compared to fiscal 2022, primarily due to the decrease in homebuilding revenue discussed above and a decrease in gross margin percentage, before cost of sales interest expense.

Financial Services

Financial services consists primarily of originating mortgages for our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities ("MBS") to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2023 and 2022, our conforming conventional loan originations as a percentage of our total loans were 69.8% and 74.8%, respectively. FHA/VA loans represented 29.5% and 24.1%, respectively, of our total loans. The remaining 0.7% and 1.1% of our loan originations represent loans which exceed conforming conventions. Realized gains and losses relating to the sale of mortgage loans are recognized when control passes to the buyer of the mortgage.

During the years ended October 31, 2023 and 2022, financial services provided $19.4 million and $19.1 million of income before income taxes, respectively. In fiscal 2023, financial services income before income taxes increased $0.3 million from the prior year primarily due to a decrease in compensation expense as a result of a workforce reduction. In the markets served by our wholly owned mortgage banking subsidiaries, 70.1% and 58.8% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2023 and 2022, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses was relatively flat with a $0.6 million increase for the year ended October 31, 2023 compared to the year ended October 31, 2022. The slight increase in expense for fiscal 2023 was primarily due to a $1.7 million increase in the net cost for self-insured medical claims, which fluctuate based on actual claims, partially offset by a decrease in compensation expense for bonuses as a result of reduced profitability in fiscal 2023.

Other Interest

Other interest increased $6.7 million to $54.1 million for the year ended October 31, 2023 compared to the year ended October 31, 2022. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. In fiscal 2023, other interest increased primarily due to additional inventory financing resulting from an increase in average inventory not owned.

(Loss) Gain on Extinguishment of Debt, Net

On May 30, 2023, we redeemed $100.0 million aggregate principal amount of our 7.75% Senior Secured 1.125 Lien Notes due 2026 (the "Existing 1.125 Lien Notes"). The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $4.1 million, including the write-off of unamortized debt issuance costs and fees.

On August 29, 2023, we redeemed an additional $100.0 million aggregate principal amount of our Existing 1.125 Lien Notes. The aggregate purchase price for this redemption was $102.2 million, which included accrued and unpaid interest and was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $3.8 million, including the write-off of unamortized debt issuance costs and fees.

On September 7, 2023, we repurchased in the open market $45.0 million aggregate principal amount of our 10.0% Senior Secured 1.75 Lien Notes due 2025. The aggregate purchase price for this repurchase was $46.7 million, which included accrued and unpaid interest and which was funded with cash on hand. This repurchase resulted in a gain on extinguishment of debt of $0.2 million, including the write-off of unamortized debt issuance costs and fees.

On October 5, 2023, we issued new 8.0% Senior Secured 1.125 Lien Notes due 2028 (the "New 1.125 Lien Notes") and new 11.75% Senior Secured 1.25 Lien Notes due 2029 (the "New 1.25 Lien Notes") and redeemed with the proceeds from the issuances of the New 1.125 Lien Notes and New 1.25 Lien Notes all of the remaining (i) $50.0 million aggregate principal amount of our Existing 1.125 Lien Notes for a redemption price of $51.5 million, which included accrued and unpaid interest, (ii) $282.3 million aggregate principal amount of our 10.5% Senior Secured 1.25 Lien Notes due 2026 for a redemption price of $293.9 million, which included accrued and unpaid interest, and (iii) $162.3 million aggregate principal amount of our 11.25% Senior Secured 1.5 Lien Notes due 2026 for a redemption price of $164.8 million, which included accrued and unpaid interest. These redemptions resulted in a loss on extinguishment of debt of $17.9 million, including the write-off of unamortized debt issuance costs and fees.

On April 29, 2022, we redeemed $100.0 million aggregate principal amount of the Existing 1.125 Lien Notes. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the year ended October 31, 2022, including the write-off of unamortized debt issuance costs and fees.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures increased to $43.2 million for the year ended October 31, 2023 from income of $29.0 million for the year ended October 31, 2022. The increase of $14.2 million in fiscal 2023 was primarily due to recognizing our share of income from the delivery of a majority of the backlog in the unconsolidated joint venture we have in the Kingdom of Saudi Arabia. The increase in fiscal 2023 was also due to the recognition of our share of income from one of our unconsolidated joint ventures based on the joint venture partner achieving certain return hurdles, and as a result, we were able to recognize a higher share of the unconsolidated joint venture’s income.

Income Taxes

Income tax expense of $50.1 million and $94.3 million for the years ended October 31, 2023 and 2022, respectively, was primarily due to federal and state tax expense recorded as a result of our income before income taxes. Income tax expense for fiscal 2023 was partially offset by the benefit of releasing state tax valuation allowances and qualifying for energy efficient home tax credits. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss (“NOL”) carryforwards.

Deferred federal and state income tax assets ("DTAs") primarily represent the deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in subsequent years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our DTAs quarterly to determine if valuation allowances are required. We assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

As of October 31, 2023, we considered the weight of all available positive and negative evidence to determine the valuation allowance for DTAs of $71.9 million. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Deferred tax assets, net, of $302.8 million at October 31, 2023 decreased $42.0 million from October 31, 2022, due to the utilization of our DTAs to offset tax expense on taxable income during fiscal 2023.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2023:

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (1)(2)(3)	$1,623,150	$106,738	$397,992	$501,293	$617,127
Operating leases (4)	34,029	8,491	14,566	6,101	4,871
Total	$1,657,179	$115,229	$412,558	$507,394	$621,998

(1)

Represents our senior secured and unsecured term loan credit facilities, senior secured and senior notes and other notes payable and $552.9 million of related interest payments for the life of such debt, including the 10% Senior Secured 1.75 Lien Notes due 2025 which were subsequently redeemed in full on November 15, 2023.

(2)	Does not include $91.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(3)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See “Capital Resources and Liquidity” for further discussion. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2023.

(4)	Lease payments exclude $3.2 million of legally binding minimum lease payments for office leases signed but not yet commenced as of October 31, 2023.

We had outstanding letters of credit and performance bonds of $4.9 million and $187.3 million, respectively, at October 31, 2023, related primarily to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or performance bonds are likely to be drawn upon.

Capital Resources and Liquidity

Overview

Our total liquidity at October 31, 2023 was $564.2 million, including $434.1 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2024 to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $679.3 million on land and land development during fiscal 2023, along with $206.4 million for the $200.0 million principal amount for the partial redemption of our 7.75% Senior Secured 1.125 Lien Notes due 2026, and $46.7 million for the $45.0 million principal amount in open market repurchases of our 10.0% 1.75 Lien Notes due 2025. After considering this land and land development spending, debt payments and all other operating activities, including revenue received from deliveries, we had $435.3 million in cash provided by operations. During fiscal 2023, cash used in investing activities was $78.2 million, primarily due to new unconsolidated joint ventures entered into during the period, along with the acquisition of certain fixed assets. Cash used in financing activities was $261.7 million during fiscal 2023, which in addition to the $245.0 million principal amount of debt reductions mentioned above, was due primarily to net payments from nonrecourse mortgage financings, land banking and model sale leaseback financings, repurchases of common stock and the payment of preferred dividends, partially offset by net payments related to our mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2023 and 2022 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, model sale leasebacks, land banking transactions, state income taxes, interest payments, preferred dividend payments, financing transaction costs, debt and equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

See “Inventories” below for a detailed discussion of our inventory position.

Debt Transactions

Senior secured notes, senior notes and credit facilities balances as of October 31, 2023 and October 31, 2022, were as follows:

	October 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025 (1)	$113,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	250,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	162,269
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	225,000	-
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	-
Total Senior Secured Notes	$768,502	$853,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (2)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$1,070,261	$1,154,852
Net (discounts) premiums	$(14,563)	$4,079
Unamortized debt issuance costs	$(4,207)	$(12,384)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,051,491	$1,146,547

(1) On November 15, 2023, K. Hovnanian redeemed all of its $113.5 million aggregate principal amount of 10.0% Senior Secured 1.75 Lien Notes due November 15, 2025.

(2) At October 31, 2022, $26.0 million of 8.0% Senior Notes due 2027 (the “8.0% 2027 Notes”) were owned by a wholly owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes were not reflected on the Consolidated Balance Sheets of HEI. On October 31, 2023, K. Hovnanian redeemed all of the $26.0 million aggregate principal amount of its 8.0% 2027 Notes.

(3) At October 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2023 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Unsecured Term Loans") made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027, loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028, and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026, or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in the case of such payment, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in every quarter since the first quarter of fiscal 2022. As discussed above, our sales pace improved during fiscal 2023 and assuming the improved current market conditions and our operating results continue, we currently believe our ratios will permit us to continue to make dividend payments on our preferred stock. However, with general economic uncertainty, it is difficult to predict long-term market conditions and the effects on our business and if and when we may be restricted under our Debt Instruments from continuing to pay dividends on our Series A preferred stock. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of our availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $91.5 million and $144.8 million, net of debt issuance costs, at October 31, 2023 and October 31, 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $331.6 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.5% and 6.7% at October 31, 2023 and October 31, 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time. In certain instances, we retain the servicing rights for a small amount of loans. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2023 and 2022, we had an aggregate of $110.8 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of these agreements and facilities.

Equity

On September 1, 2022, our Board of Directors terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the year ended October 31, 2023, we repurchased 118,478 shares in the first quarter, with a market value of $4.8 million, or $40.51 per share, which were added to treasury stock. During the year ended October 31, 2022, we repurchased 312,471 shares, with a market value of $12.2 million, or $39.12 per share, which were added to treasury stock. As of October 31, 2023, $33.0 million of our Class A common stock is available for repurchase under our share repurchase program. See Part II, Item 5 for information on equity purchases.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In both fiscal 2023 and 2022 we paid dividends of $10.7 million, respectively, in the aggregate on the Series A preferred stock.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of October 31, 2023 and 2022, we had investments in seven and six unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture for both periods. Our unconsolidated joint ventures had total combined assets of $884.4 million and $615.2 million at October 31, 2023 and 2022, respectively. Our investments in unconsolidated joint ventures totaled $97.9 million and $74.9 million at October 31, 2023 and 2022, respectively. The increase in investments of $23.0 million was primarily due to two new joint ventures formed during the year, along with income recognized in an existing joint venture. The increase in our investments was partially offset by the consolidation of a previously unconsolidated joint venture, and the net impact of consolidation and subsequent recapitalization of another joint venture.

As of October 31, 2023 and 2022, our unconsolidated joint ventures had outstanding debt totaling $101.1 and $34.9 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. Although we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay the outstanding debt or to support the value of the collateral underlying the outstanding debt. Our guarantees are limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including voluntary bankruptcy. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material.

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

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $86.2 million during the year ended October 31, 2023, from October 31, 2022. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $51.5 million, in the Southeast by $26.1 million and in the West by $8.6 million. The decreases were primarily attributable to home deliveries and land sales during the period, partially offset by new land purchases and land development. In the previous few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at October 31, 2023 are expected to be closed during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $83.8 million during fiscal 2023. The decrease was primarily due to a decrease in land banking transactions along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheet, at October 31, 2023, included inventory of $183.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $82.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Consolidated Balance Sheet, at October 31, 2023, included inventory of $41.7 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $42.0 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2023, we had total cash deposits of $192.3 million to purchase land and lots with a total purchase price of $2.2 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

The following tables summarize home sites included in our total residential real estate:

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2023:
Northeast	14,161	617	13,544
Southeast	5,935	615	5,320
West	11,658	592	11,066
Consolidated total	31,754	1,824	29,930
Unconsolidated joint ventures (1)	5,406	422	4,984
Owned	7,337	1,442	5,895
Optioned	24,389	354	24,035
Construction to permanent financing lots	28	28	-
Consolidated total	31,754	1,824	29,930

October 31, 2022:
Northeast	15,022	850	14,172
Southeast	4,721	502	4,219
West	12,057	834	11,223
Consolidated total	31,800	2,186	29,614
Unconsolidated joint ventures (1)	3,355	2,524	831
Owned	9,022	1,525	7,497
Optioned	22,496	379	22,117
Construction to permanent financing lots	282	282	-
Consolidated total	31,800	2,186	29,614

(1) Represents active communities and home sites for our unconsolidated homebuilding joint ventures for the period. We provide this data as a supplement to our consolidated results as an indicator of the volume managed in our unconsolidated joint ventures. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our unconsolidated joint ventures.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active communities. The increase in unsold homes was primarily due to a conscious effort to increase the number of QMI homes per community to provide buyers the opportunity to close quickly, and to lock in a lower mortgage rate, thereby making our homes more affordable and creating certainty as mortgage rates continued to rise through fiscal 2023.

	October 31, 2023			October 31, 2022
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	159	41	200	92	32	124
Southeast	99	16	115	72	5	77
West	570	24	594	516	22	538
Total	828	81	909	680	59	739
Started or completed unsold homes and models per active selling communities(1)	7.3	0.7	8.0	5.6	0.5	6.1

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 113 and 121 at October 31, 2023 and 2022, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets consist primarily of residential mortgage receivables held for sale of which $127.6 million and $108.6 million at October 31, 2023 and 2022, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2022 was primarily related to an increase in the volume of loans originated during the fourth quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022, along with an increase in the average loan value.

Financial Services liabilities increased $12.6 million from $135.6 million at October 31, 2022, to $148.2 million at October 31, 2023. The increase was primarily due to the increase in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the increase in the volume of mortgage loans held for sale.

Inflation

The annual rate of inflation in the United States was 3.2% in October 2023, as measured by the Consumer Price Index ("CPI"), which is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because of higher costs of land, materials and labor results in increasing the sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 60% of our homebuilding cost of sales for fiscal year 2023.

For fiscal 2022, elevated inflation created economic uncertainty and had a significant impact on interest rates, which in turn adversely impacted our home sales. During fiscal 2023, inflation started to moderate and interest rates have become less volatile, which has given homebuyers time to adjust to the current higher rate environment.

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

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606 “Revenue From Contracts with Customers,” these sale and leaseback transactions are considered a financing rather than a sale.

We have land banking arrangements, whereby we sell our land parcels to the land banker and they provide us an option to purchase back finished lots on a predetermined basis, or quarterly schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered financings rather than sales.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. Our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method. Under the equity method, we recognize our proportionate share of income and loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment. In accordance with ASC 323, “Investments - Equity Method and Joint Ventures” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.

Warranty Costs and Construction Defect Reserves - We accrue warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general, and administrative costs. Our insurance coverage generally includes deductibles either in the aggregate or on a per-claim basis, with the exception of workers’ compensation insurance, which does not have a deductible. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates consider provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. As a high degree of judgment is required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the DTAs. We evaluate all available positive and negative evidence, including the existence of losses in recent years and forecasts of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions we use in forecasting future taxable income require significant judgment. The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. A valuation allowance is provided to offset DTAs if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized.

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities in accordance with ASC 740, “Income Taxes” for more likely than not exposures. We re-evaluate the exposures associated with our tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and the income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company's goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events, changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries;
●	Fluctuations in interest rates and the availability of mortgage financing, including as a result of instability in the banking sector;
●	Adverse weather and other environmental conditions and natural disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of subcontractors;
●	Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;
●	Increases in cancellations of agreements of sale;
●	Increases in inflation;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards;
●	Loss of key management personnel or failure to attract qualified personnel; and
●	Public health issues such as a major epidemic or pandemic.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long term-debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of October 31, 2023, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of October 31, 2023 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	10/31/2023
Long term debt(1)(2)(3):
Fixed rate	$-	$-	$204,092	$39,551	$306,498	$520,120	$1,070,261	$1,077,869

Weighted-average interest rate	-%	-%	11.55%	5.00%	8.53%	10.58%	9.97%

(1) Includes the 10% Senior Secured 1.75 Lien Notes due November 15, 2025, which were subsequently redeemed in full on November 15, 2023.

(2) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.

(3) Does not include $91.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2023. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 53.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2023. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2023 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 21, 2024, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	66	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Brad G. O’Connor	53	Chief Financial Officer and Treasurer	2004

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

Mr. O’Connor was appointed Chief Financial Officer in November 2023 and Senior Vice President and Treasurer in April 2020.  He held the position of Chief Accounting Officer from May 2011 until October 2023.  He joined the Company as Vice President, Associate Corporate Controller in May 2004, and was promoted to Corporate Controller in December 2007. Prior to joining the Company, Mr. O’Connor was the Corporate Controller for Amershem Biosciences, a global biotech company, and was a Senior Manager in the audit practice of PricewaterhouseCoopers LLP.

Code of Ethics and Corporate Governance Guidelines

In more than 60 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, and all other associates of our Company, including our directors and other officers.

We also remain committed to fostering sound corporate governance principles. The Company’s Corporate Governance Guidelines assist the Board of Directors of the Company (the “Board”) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

We have posted our Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance.” We have also posted our Corporate Governance Guidelines on our web site at www.khov.com under “Investor Relations/Corporate Governance.” We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 21, 2024.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 21, 2024.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 21, 2024.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Further information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 21, 2024.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

See the "Index" to the Consolidated Financial Statements commencing on page 50 of this Form 10-K.

(2) Financial Statement Schedules

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

(3) Exhibits

See the "Exhibit Index" beginning on page 44 of this Form 10-K.

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

4(k)

Indenture, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 8.0% Senior Secured 1.125 Lien Notes due 2028 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on September 25, 2023).

4(l)

Indenture, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 11.75% Senior Secured 1.25 Lien Notes due 2029 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on September 25, 2023).

4(m)	Description of the Registrant’s securities.
10(a)

Third Amendment, dated as of September 25, 2023, to the Credit Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on September 25, 2023).

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

10(j)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant).

10(k)*	Executive Deferred Compensation Plan as amended and restated on January 1, 2022.
10(l)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 of the Registrant).

10(m)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 of the Registrant).

10(n)*	Form of Incentive Stock Option Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).
10(o)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 of the Registrant).

10(p)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed on February 4, 2019).

10(q)*	Form of 2020 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(r)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 of the Registrant).

10(s)*

Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(t)*

Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(u)*	Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(v)*	Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).
10(w)*

Director Restricted Share Unit Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 of the Registrant).

10(x)*	Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(y)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).

10(z)*	Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(aa)*	Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 of the Registrant).
10(bb)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 31, 2019).

10(cc)	Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent and as Joint First Lien Collateral Agent.
10(dd)	Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent and as Joint First Lien Collateral Agent.
10(ee)	1.125 Lien Security Agreement, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent.
10(ff)	1.125 Lien Pledge Agreement, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent.
10(gg)	1.125 Lien Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent.

10(hh)

1.125 Lien Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent.

10(ii)	1.25 Lien Security Agreement, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent.
10(jj)

1.25 Lien Pledge Agreement, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent.

10(kk)	1.25 Lien Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent.
10(ll)	1.25 Lien Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent.
10(mm)

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

10(oo)	Joinder No. 1, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.75 Lien Trustee and 1.75 Pari Passu Lien Collateral Agent, and acknowledged by Wilmington Trust, National Association, as 1.75 Lien Collateral Agent, with acknowledged receipt by Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).
10(pp)

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

10(qq)	Joinder No. 3, dated as of October 5, 2023, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.125 Lien Trustee and 1.125 Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.75 Lien Trustee, 1.75 Lien Collateral Agent and Joint First Lien Collateral Agent.
10(rr)	Joinder No. 4, dated as of October 5, 2023, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.25 Lien Trustee and 1.25 Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Collateral Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.75 Lien Trustee, 1.75 Lien Collateral Agent and Joint First Lien Collateral Agent.
10(ss)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(tt)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(uu)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(vv)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(ww)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 of the Registrant).
10(xx)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(yy)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(zz)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(aaa)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(bbb)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(ccc)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).
10(ddd)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 of the Registrant).

10(eee)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 of the Registrant).
10(fff)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 of the Registrant).
10(ggg)*	Second Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 29, 2022).
10(hhh)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(iii)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(jjj)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(kkk)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(lll)*	Form of 2022 Performance Share Unit Agreement – Land Light Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(mmm)*	Form of 2022 Performance Share Unit Agreement – National Contracts Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(nnn)*	Form of 2022 Performance Share Unit Agreement – KHDS Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(ooo)*	Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(ppp)*	Director Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 of the Registrant).
10(qqq)*	Form of 2019 Associate Market Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(rrr)*	Form of 2019 Associate Market Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(sss)*	Form of 2019 Associate Market Share Unit Agreement - Pre-tax Profit Performance Vesting (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(ttt)*	Form of 2019 Associate Market Share Unit Agreement - Pre-tax Profit Performance Vesting (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(uuu)*	Form of 2019 Associate Market Share Unit Agreement – Community Count Performance Vesting (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(vvv)*	Form of 2019 Associate Market Share Unit Agreement – Community Count Performance Vesting (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(www)*	Form of 2019 Associate Incentive Stock Option Agreement – Premium Priced (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(xxx)*	Form of 2019 Associate Non-Qualified Stock Option Agreement – Premium Priced (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(yyy)*	Form of 2019 Associate Incentive Stock Option Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(zzz)*	Form of 2019 Associate Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(aaaa)*	Form of 2019 Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(bbbb)*	Form of 2019 Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(cccc)*	Form of 2016 Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(dddd)*	Form of 2021 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 of the Registrant).
10(eeee)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 of the Registrant).
10(ffff)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 of the Registrant).
10(gggg)*	Form of 2023 Long-Term Incentive Program Phantom Share Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 of the Registrant).

10(hhhh)*	Form of 2023 Performance Share Unit Agreement EBIT Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 of the Registrant).
10(iiii)*	Form of 2023 Performance Share Unit Agreement EBIT Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 of the Registrant).
10(jjjj)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 of the Registrant).
10(kkkk)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 of the Registrant).
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).
97(a)	Incentive Compensation Clawback Policy.
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2023, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2023 and October 31, 2022, (ii) the Consolidated Statements of Operations for the years ended October 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity Deficit for years ended October 31, 2023, 2022 and 2021 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 18, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 18, 2023, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ BRAD G. O’CONNOR	Chief Financial Officer and Treasurer
Brad G. O’Connor	(Principal Financial Officer and Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ JOSEPH A. MARENGI	Chairman of Compensation Committee and Director
Joseph A. Marengi

/s/ VINCENT PAGANO JR.	Chairman of Corporate Governance and Nominating Committee and Director
Vincent Pagano Jr.

/s/ J. LARRY SORSBY	Director
J. Larry Sorsby

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises Inc. and subsidiaries (the "Company") as of October 31, 2023, and 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Warranty Costs and Construction Defect Reserves – Refer to Notes 3 and Note 16 to the financial statements

Critical Audit Matter Description

The Company accrues for warranty costs that are covered under its general liability and construction defect policy as part of its general liability insurance deductible. Reserves for estimated losses for construction defects, warranty and bodily injury claims are established using the assistance of a third-party actuary. The third-party actuary uses the Company’s historical warranty and construction defect data to assist management in estimating the unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the general liability and construction defect programs.

We identified the estimation of the reserves for warranty costs and construction defects as a critical audit matter because of the complexity and judgment involved in the determination of the estimated liability amount.  This liability requires the Company to make significant assumptions about trends in construction defect claims, claim settlement patterns, insurance industry practices and legal interpretations with respect to homes built by the Company.  Auditing the reserves for estimated losses for construction defects required a high degree of auditor judgment and increased effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the construction defect reserves, included the following, among others:

●

We tested the operating effectiveness of controls over the Company’s process for estimating the reserve for warranty and construction defects, including those over the projection of settlement value of reported and unreported claims.

●

We evaluated the methods and assumptions used by management to estimate the warranty and construction defects by:

- Reading the Company’s insurance policies and comparing the coverage and terms to the assumptions used by management.

- Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.

- Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance reserves.

●

With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methodology applied in estimating the warranty and construction defect reserves and developed independent estimates of the warranty and construction defect reserve, including loss data and industry claim development factors, and compared those to the reserve estimate recorded by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 18, 2023

We have served as the Company's auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2023	2022

ASSETS
Homebuilding:
Cash and cash equivalents	$434,119	$326,198
Restricted cash and cash equivalents	8,431	13,382
Inventories:
Sold and unsold homes and lots under development	998,841	1,058,183
Land and land options held for future development or sale	125,587	152,406
Consolidated inventory not owned	224,758	308,595
Total inventories	1,349,186	1,519,184
Investments in and advances to unconsolidated joint ventures	97,886	74,940
Receivables, deposits and notes, net	27,982	37,837
Property and equipment, net	33,946	25,819
Prepaid expenses and other assets	69,886	63,884
Total homebuilding	2,021,436	2,061,244

Financial services	168,671	155,993

Deferred tax assets, net	302,833	344,793
Total assets	$2,492,940	$2,562,030

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$91,539	$144,805
Accounts payable and other liabilities	415,480	439,952
Customers’ deposits	51,419	74,020
Liabilities from inventory not owned, net of debt issuance costs	124,254	202,492
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	1,051,491	1,146,547
Accrued interest	26,926	32,415
Total homebuilding	1,761,109	2,040,231

Financial services	148,181	135,581

Income taxes payable	1,861	3,167
Total liabilities	1,911,151	2,178,979

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2023 and October 31, 2022	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,247,308 shares at October 31, 2023 and 6,159,886 shares at October 31, 2022	62	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 776,750 shares at October 31, 2023 and 733,374 shares at October 31, 2022	8	7
Paid in capital - common stock	735,946	727,663
Accumulated deficit	(157,197)	(352,413)
Treasury stock - at cost – 901,379 shares of Class A common stock at October 31, 2023 and 782,901 shares at October 31, 2022; 27,669 shares of Class B common stock at October 31, 2023 and October 31, 2022	(132,382)	(127,582)
Total Hovnanian Enterprises, Inc. stockholders’ equity	581,736	383,036
Noncontrolling interest in consolidated joint ventures	53	15
Total equity	581,789	383,051
Total liabilities and equity	$2,492,940	$2,562,030

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands, except per share data)	2023	2022	2021
Revenues:
Homebuilding:
Sale of homes	$2,630,457	$2,840,454	$2,673,710
Land sales and other revenues	65,471	20,237	27,455
Total homebuilding	2,695,928	2,860,691	2,701,165
Financial services	60,088	61,540	81,692
Total revenues	2,756,016	2,922,231	2,782,857

Expenses:
Homebuilding:
Cost of sales, excluding interest	2,052,800	2,137,063	2,110,196
Cost of sales interest	80,820	85,240	84,100
Inventory impairments and land option write-offs	1,536	14,076	3,630
Total cost of sales	2,135,156	2,236,379	2,197,926
Selling, general and administrative	201,578	193,536	169,892
Total homebuilding expenses	2,336,734	2,429,915	2,367,818

Financial services	40,723	42,419	44,129
Corporate general and administrative	103,196	102,618	106,694
Other interest	54,082	47,343	77,716
Other (income) expenses, net (1)	(17,148)	2,421	1,740
Total expenses	2,517,587	2,624,716	2,598,097
Loss on extinguishment of debt, net	(25,638)	(6,795)	(3,748)
Income from unconsolidated joint ventures	43,160	29,033	8,849
Income before income taxes	255,951	319,753	189,861
State and federal income tax provision (benefit):
State	3,239	34,199	(82,348)
Federal	46,821	60,064	(335,608)
Total income taxes	50,060	94,263	(417,956)
Net income	$205,891	$225,490	$607,817
Less: preferred stock dividends	10,675	10,675	-
Net income available to common stockholders	$195,216	$214,815	$607,817

Per share data:
Basic:
Net income per common share	$28.76	$30.31	$87.50
Weighted-average number of common shares outstanding	6,230	6,437	6,287
Assuming dilution:
Net income per common share	$26.88	$29.00	$85.86
Weighted-average number of common shares outstanding	6,666	6,728	6,395

(1) Includes gain on consolidation of a joint venture of $19.1 million for the year ended October 31, 2023 (see Note 20).

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	A Common Stock		B Common Stock		Preferred Stock
(In thousands, except share data)	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total
Balance, October 31, 2020	5,519,880	$60	622,217	$7	5,600	$135,299	$718,110	$(1,175,045)	$(115,360)	$835	$(436,094)
Stock options, amortization and issuances	42,204		5,368				(41)				(41)
Restricted stock amortization, issuances and forfeitures	33,564	1	31,708				4,049				4,050
Conversion of Class B to Class A common stock	86		(86)								-
Changes in noncontrolling interest in consolidated joint ventures										(348)	(348)
Net income								607,817			607,817
Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384
Stock options, amortization and issuances	2,316		-				120				120
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	91,263	1	46,641				5,425				5,426
Conversion of Class B to Class A common stock	143		(143)								-
Changes in noncontrolling interest in consolidated joint ventures										(472)	(472)
Share repurchases	(312,471)								(12,222)		(12,222)
Net income								225,490			225,490
Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051
Stock options, amortization and issuances	3,563						92				92
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	83,660		43,575	1			8,191				8,192
Conversion of Class B to Class A common stock	199		(199)								-
Changes in noncontrolling interest in consolidated joint ventures										38	38
Share repurchases	(118,478)								(4,800)		(4,800)
Net income								205,891			205,891
Balance, October 31, 2023	5,345,929	$62	749,081	$8	5,600	$135,299	$735,946	$(157,197)	$(132,382)	$53	$581,789

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$205,891	$225,490	$607,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,798	5,457	5,280
Stock-based compensation	14,227	10,276	7,668
Amortization of debt discounts, premiums and deferred financing costs	1,645	376	242
(Gain) loss on sale of property and assets	(1,106)	(34)	92
Gain on consolidation of joint venture	(19,102)	-	-
Income from unconsolidated joint ventures	(43,160)	(29,033)	(8,849)
Distributions of earnings from unconsolidated joint ventures	18,650	3,990	9,709
Loss on extinguishment of debt	25,638	6,795	3,748
Noncontrolling interest in consolidated joint ventures	38	270	430
Inventory impairments and land option write-offs	1,536	14,076	3,630
Decrease (increase) in assets:
Inventories	278,672	(279,000)	(35,514)
Receivables, deposits and notes	11,296	(2,632)	(3,016)
Origination of mortgage loans	(1,216,923)	(1,205,604)	(1,490,099)
Sale of mortgage loans	1,197,988	1,245,408	1,443,355
Deferred tax assets	41,960	80,885	(425,678)
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(59,554)	7,705	71,370
Customers’ deposits	(29,913)	5,725	20,009
State income tax payable	(1,306)	(684)	19
Net cash provided by operating activities	435,275	89,466	210,213
Cash flows from investing activities:
Proceeds from sale of property and assets	1,961	63	32
Purchase of property, equipment, and other fixed assets	(18,821)	(12,592)	(5,942)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(77,822)	35	(16,550)
Distributions of capital from unconsolidated joint ventures	16,447	10,342	31,456
Net cash (used in) provided by investing activities	(78,235)	(2,152)	8,996
Cash flows from financing activities:
Proceeds from mortgages and notes	324,849	438,883	252,930
Payments related to mortgages and notes	(382,933)	(418,383)	(262,609)
Proceeds from model sale leaseback financing programs	12,412	35,030	7,606
Payments related to model sale leaseback financing programs	(21,875)	(14,857)	(23,677)
Proceeds from land bank financing programs	53,115	189,952	35,282
Payments related to land bank financing programs	(123,109)	(68,746)	(88,458)
Proceeds from partner distributions to consolidated joint venture	-	40	40
Payments for partner distributions to consolidated joint venture	-	(782)	(818)
Net proceeds (payments) related to mortgage warehouse lines of credit	16,432	(40,618)	47,744
Net borrowings from senior secured notes	640,925	-	-
Payments related to senior secured notes	(752,182)	(103,875)	(182,726)
Preferred dividends paid	(10,675)	(10,675)	-
Treasury stock purchases	(4,800)	(12,222)	-
Deferred financing costs from note issuances and land banking financing programs	(13,870)	(10,267)	(2,587)
Net cash used in financing activities	(261,711)	(16,520)	(217,273)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	95,329	70,794	1,936
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	382,190	311,396	309,460
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$477,519	$382,190	$311,396

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$62,576	$44,872	$87,227
Income taxes	$9,407	$14,062	$7,669

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$434,119	$326,198	$245,970
Homebuilding: Restricted cash and cash equivalents	8,431	13,382	16,089
Financial Services: Cash and cash equivalents, included in financial services assets	4,519	6,468	5,819
Financial Services: Restricted cash and cash equivalents, included in financial services assets	30,450	36,142	43,518
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$477,519	$382,190	$311,396

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

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all its consolidated subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends on October 31. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by HEI, directly or indirectly.

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of three reportable segments defined as Northeast, Southeast and West. Homebuilding operations comprise the substantial part of our business, representing approximately 98% of consolidated revenues for both the years ended October 31, 2023 and 2022, and 97% for the year ended October 31, 2021. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and West Virginia, across 113 consolidated active selling communities at October 31, 2023. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when control is transferred to the buyer, which occurs when the buyer takes title to and possession of the home and there is no continuing involvement. From time to time, as market conditions warrant, we offer sales incentives which enable customers to reduce the base price of a home or to reduce the price of options. These incentives are recorded as a reduction of revenue in accordance with ASC 606.

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

Cash and Cash Equivalents - Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2023 and 2022, $11.4 million and $13.4 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

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

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2023 and 2022, included inventory of $41.7 million and $48.5 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $42.0 million and $51.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2023 and 2022, included inventory of $183.1 million and $260.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $82.3 million (net of debt issuance costs) and $151.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Warranty Costs and Construction Defect Reserves - We accrue warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2023 and previously delivered in 2022, our deductible under our general liability insurance was $25.0 million in aggregate for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2023 and 2022 was $0.5 million, up to a $5.0 million limit in California and $0.25 million, up to a $5.0 million limit in all other states. Our aggregate retention for construction defect, warranty and bodily injury claims was $25.0 million for fiscal 2023 and 2022. We do not have a deductible on our worker's compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates consider provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liabilities, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and control is transferred to the buyer.

Interest - Interest attributable to properties under development during the land development and home construction period is capitalized and then expensed to cost of sales as the related inventories are sold. Interest that does not qualify for capitalization is expensed as incurred in “Other interest.”

Interest costs incurred, expensed and capitalized were as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2023	2022	2021
Interest capitalized at beginning of year	$59,600	$58,159	$65,010
Plus interest incurred(1)	136,535	134,024	155,514
Less cost of sales interest expensed	(80,820)	(85,240)	(84,100)
Less other interest expensed(2)	(54,082)	(47,343)	(77,716)
Less interest contributed to unconsolidated joint ventures(3)	(9,456)	-	(3,667)
Plus interest acquired from unconsolidated joint ventures(4)	283	-	3,118
Interest capitalized at end of year(5)	$52,060	$59,600	$58,159

(1)	Does not include interest incurred by our mortgage and finance subsidiaries.

(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $17.7 million, $28.6 million and $57.1 million for the years ended October 31, 2023, 2022 and 2021, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred. This component of other interest was $36.4 million, $18.8 million and $20.6 million for the years ended October 31, 2023, 2022 and 2021, respectively.

(3)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these transactions.

(4)	Represents capitalized interest which was included as part of the assets purchased from joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these transactions.

(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

Land Options - We have access to land and lots through option contracts. Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments and land option write-offs” if we determine we will not exercise the option. We record costs associated with options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

In accordance with ASC 810, “Consolidation,” we evaluate option contracts for land to determine whether they are with variable interest entities ("VIEs")  and, if so, whether we are the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. VIEs are consolidated when we have a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If land and lot options are determined to be with VIEs and we are the primary beneficiary or the options have terms that require us to record it as financing, then we record the land and lots under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” We perform on-going re-assessments of VIEs based on subsequent events, such as the modification of contracts or other changes in facts and circumstances, which could cause our consolidation conclusions to change.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. Our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method. Under the equity method, we recognize our proportionate share of income and loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment.

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

Advertising Costs - Advertising costs are expensed as incurred, primarily to "Selling, general and administrative" homebuilding expense in the Consolidated Statements of Operations. During the years ended October 31, 2023, 2022 and 2021, advertising expenses totaled $15.4 million, $10.6 million and $9.8 million, respectively.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover deferred tax assets. In accordance with ASC 740, “Income Taxes,” we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. We assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities for more-likely-than-not exposures on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax expense in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to "Income taxes" in the Consolidated Statement of Operations for the period in which they are determined. In addition, we record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties are included within "Income taxes payable" on the Consolidated Balance Sheets.

Prepaid Expenses - Prepaid expenses that relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, interest rate buydowns, etc.) are amortized to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Allowance for Credit Losses – We regularly review our receivable balances, which are included in "Receivables, deposits and notes, net" on the Consolidated Balance Sheets, for collectability. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant. The allowance for credit losses were $12.8 million and $12.7 million at October 31, 2023 and 2022, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale. During fiscal 2023 and 2022, we recorded $0.4 million and $2.5 million of additional reserves. During fiscal 2023 and 2022, we recorded $0.2 million and $0.3 million, respectively, in recoveries. During fiscal 2023 we recorded $0.1 million in write-offs and there were no write-offs in fiscal 2022.

Property and Equipment - Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives, generally as follows: Building and building improvements - 39 years or life of the lease; Furniture - 5-7 years; Equipment - 5-7 years; Capitalized Software - 3-5 years.

Stock-Based Compensation - We account for our stock-based awards under ASC 718, “Compensation - Stock Compensation” which requires a fair-value based method to determine the estimated cost of an award. Compensation cost for stock-based awards is measured on the grant date. We recognize compensation cost for time-based awards ratably over the vesting period and performance-based awards ratably over the vesting period when it is probable that the stated performance target will be achieved. Forfeitures of stock-based awards are recognized as they occur.

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

Recent Accounting Pronouncements - In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional expedients to ease the potential accounting burden on contracts affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. This guidance was effective for the Company beginning on March 12, 2020, and we may elect to apply the amendments prospectively. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under ASC 848 from December 31, 2022 to December 31, 2024. We are applying this guidance as we enter into transactions that are within the scope of the optional expedients allowed, and the application has not had a material impact on our Consolidated Financial Statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

Our lease population at October 31, 2023 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices. As allowed by ASC 842, we made an accounting policy election to not record leases with an initial term of 12 months or less on our Consolidated Balance Sheets.

Lease costs are included in our Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses and payments on our lease liabilities are presented in the table below.

	Year Ended October 31,
(In thousands)	2023	2022	2021
Operating lease costs	$11,059	$10,483	$10,521
Cash payments on lease liabilities	$9,293	$9,605	$9,598

ROU assets are classified within "Prepaid expenses and other assets" on our Consolidated Balance Sheets, while lease liabilities are classified within "Accounts payable and other liabilities." We recorded a net increase to both ROU assets and lease liabilities of $19.8 million as a result of new leases and lease renewals that commenced during the year ended October 31, 2023. The following table contains additional information about our leases:

(In thousands)	2023	2022
ROU assets	$25,745	$17,899
Lease liabilities	$26,470	$18,862
Weighted-average remaining lease term (in years)	5.1	3.5
Weighted-average discount rate	10.0%	9.5%

Maturities of our operating lease liabilities as of October 31, 2023 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2024	$8,491
2025	8,028
2026	6,538
2027	4,317
2028	1,784
Thereafter	4,871
Total operating lease payments (1)	34,029
Less: imputed interest	(7,559)
Present value of operating lease liabilities	$26,470

(1) Lease payments exclude $3.2 million of legally binding minimum lease payments for office leases signed but not yet commenced as of October 31, 2023. The related ROU asset and operating lease liability are not reflected on the Company's Consolidated Balance Sheet as of October 31, 2023.

5. Property and Equipment

Homebuilding property and equipment consists of land and land improvements, buildings, building improvements, furniture and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property and equipment balances as of October 31, 2023 and 2022 were as follows:

	October 31,
(In thousands)	2023	2022

Land and land improvements	$1,563	$1,639
Buildings	7,828	9,497
Building improvements	16,061	22,220
Furniture	2,793	4,363
Equipment	10,124	10,739
Capitalized software	50,630	29,263
Property and equipment	88,999	77,721
Less: accumulated depreciation	(55,053)	(51,902)
Property and equipment, net	$33,946	$25,819

6. Restricted Cash and Customers' Deposits

Homebuilding "Restricted cash and cash equivalents" on the Consolidated Balance Sheets totaled $8.4 million and $13.4 million as of October 31, 2023 and 2022, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 9).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Consolidated Balance Sheets, totaled $30.5 million and $36.1 million as of October 31, 2023 and 2022, respectively. Included in these balances were (1) financial services customers’ deposits of $28.1 million and $29.7 million as of October 31, 2023 and 2022, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.4 million and $6.4 million as of October 31, 2023 and 2022, respectively.

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

At October 31, 2023 and 2022, $127.7 million and $92.5 million, respectively, of mortgage loans held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Consolidated Balance Sheets. At  October 31, 2023 and 2022, we had reserves specifically for 10 and 14 identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2023 and 2022 was as follows:

	Year Ended
	October 31,
(In thousands)	2023	2022

Loan origination reserves, beginning of period	$1,795	$1,632
Provisions for losses during the period	187	181
Adjustments to pre-existing provisions for losses from changes in estimates	31	(18)
Loan origination reserves, end of period	$2,013	$1,795

8. Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $91.5 million and $144.8 million, net of debt issuance costs, at October 31, 2023 and 2022, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $331.6 million and $418.9 million, respectively. The weighted-average interest rate on these obligations was 8.5% and 6.7% at October 31, 2023 and 2022, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $75.0 million through its maturity on July 31, 2024. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR rate"), plus the applicable margin of 2.125% to 2.375%. As of October 31, 2023 and 2022, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $31.4 million and $14.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 6, 2024. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2023 and 2022, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $41.1 million and $43.1 million, respectively.

K. Hovnanian Mortgage also has a secured Master Repurchase Agreement with Comerica Bank (“Comerica Master Repurchase Agreement”) which is a short-term borrowing facility through its maturity on January 10, 2024. The Comerica Master Repurchase Agreement provides up to $60.0 million on the 15th day of the last month of the Company's fiscal quarters and reverts back to up to $50.0 million 30 days thereafter. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly at the daily adjusting BSBY rate, subject to a floor of 0.50%, plus the applicable margin of 1.75% or 3.25% based upon the type of loan. As of October 31, 2023 and 2022, the aggregate principal amount of all borrowings outstanding under the Comerica Master Repurchase Agreement was $38.3 million and $37.1 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Comerica Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2023, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9.  Senior Notes and Credit Facilities

Senior secured notes, senior notes and credit facilities balances as of October 31, 2023 and October 31, 2022, were as follows:

	October 31,	October 31,
(In thousands)	2023	2022
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025 (1)	$113,502	$158,502
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	250,000
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	282,322
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	162,269
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	225,000	-
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	-
Total Senior Secured Notes	$768,502	$853,093
Senior Notes:
8.0% Senior Notes due November 1, 2027 (2)	$-	$-
13.5% Senior Notes due February 1, 2026	90,590	90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$1,070,261	$1,154,852
Net (discounts) premiums	$(14,563)	$4,079
Unamortized debt issuance costs	$(4,207)	$(12,384)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$1,051,491	$1,146,547

(1) On November 15, 2023, K. Hovnanian redeemed all of its $113.5 million aggregate principal amount of 10.0% Senior Secured 1.75 Lien Notes due November 15, 2025.

(2) At October 31, 2022, $26.0 million of 8.0% Senior Notes due 2027 (the “8.0% 2027 Notes”) were owned by a wholly owned consolidated subsidiary of HEI. Therefore, in accordance with U.S. GAAP, such notes were not reflected on the Consolidated Balance Sheets of HEI. On October 31, 2023, K. Hovnanian redeemed all of the $26.0 million aggregate principal amount of its 8.0% 2027 Notes.

(3) At October 31, 2023, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

As of October 31, 2023, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ending October 31, (1)
2024	$-
2025	-
2026 (2)	204,092
2027	39,551
2028	306,498
Thereafter	520,120
Total	$1,070,261

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2023.

(2) On November 15, 2023, K. Hovnanian redeemed all of its $113.5 million aggregate principal amount of 10.0% Senior Secured 1.75 Lien Notes due November 15, 2025.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the Credit Facilities (as defined below), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2023 (collectively, the “Notes Guarantors”).

The credit agreements governing the term loans and revolving credit facilities (collectively, the “Credit Facilities”) and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2023 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Unsecured Term Loans”) made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027 (the “Unsecured Term Loan Facility”), loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”) and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2026 (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2023, we believe we were in compliance with the covenants of the Debt Instruments.

If our consolidated fixed charge coverage ratio is less than 2.0 to 1.0, as defined in the applicable Debt Instrument, we are restricted from making certain payments, including dividends (in the case of each such payment, our secured debt leverage ratio must also be less than 4.0 to 1.0), and from incurring indebtedness other than certain permitted indebtedness and nonrecourse indebtedness. Beginning as of October 31, 2021, as a result of our improved operating results, our fixed coverage ratio was above 2.0 to 1.0 and our secured debt leverage ratio was below 4.0 to 1.0, therefore we were no longer restricted from paying dividends. As such, we made dividend payments of $2.7 million to preferred shareholders in every quarter since the first quarter of fiscal 2022. Dividends on the Series A preferred stock are not cumulative and, accordingly, if for any reason we do not declare a dividend on the Series A preferred stock for a quarterly dividend period (regardless of our availability of funds), holders of the Series A Preferred Stock will have no right to receive a dividend for that period, and we will have no obligation to pay a dividend for that period.

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

Fiscal 2023

On May 30, 2023, K. Hovnanian redeemed $100.0 million aggregate principal amount of its 7.75% Senior Secured 1.125 Lien Notes due 2026 (the “Existing 1.125 Lien Notes”). The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $4.1 million for the fiscal year ended October 31, 2023, including the write-off of unamortized debt issuance costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt, net.”

 On August 29, 2023, K. Hovnanian redeemed an additional $100.0 million aggregate principal amount of the Existing 1.125 Lien Notes. The aggregate purchase price for this redemption was $102.2 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $3.8 million for the fiscal year ended October 31, 2023, including the write-off of unamortized debt issuance costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt, net”.

On September 7, 2023, K. Hovnanian repurchased in the open market $45.0 million aggregate principal amount of its 10.0% 1.75 Lien Notes due 2025 (the “1.75 Lien Notes”). The aggregate purchase price for this repurchase  was $46.7 million, which included accrued and unpaid interest and which was funded with cash on hand. This repurchase resulted in a gain on extinguishment of debt of $0.2 million for the fiscal year ended October 31, 2023, including the write-off of unamortized debt issuance costs and fees. The gain from the repurchase is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt, net”.

On September 25, 2023, HEI, K. Hovnanian and the Notes Guarantors entered into the Third Amendment (the “Third Amendment”) to the Secured Credit Agreement, dated as of October 31, 2019 (as amended by the First Amendment to the Credit Agreement, dated as of November 27, 2019, and by the Second Amendment to the Credit Agreement, dated as of August 19, 2022), by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The Third Amendment (i) extended the final scheduled maturity of the Revolving Credit Facility from June 30, 2024 to June 30, 2026, (ii) increased the interest rate floor applicable to term secured overnight financing loans from 1.0% to 3.0% and (iii) provided for certain other amendments. Borrowings under the Revolving Credit Facility bear interest, at K. Hovnanian’s option, at either (a) a term secured overnight financing rate (subject to a floor of 3.0%) plus an applicable margin of 4.5% or (b) an alternate base rate (subject to a floor of 4.0%) plus an applicable margin of 3.5%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.0% per annum. The foregoing amendments took effect on October 5, 2023.

                 On October 5, 2023, K. Hovnanian issued and sold to investment funds, separate accounts and/or other entities owned (in whole or in part), controlled, managed and/or advised by Angelo, Gordon & Co., L.P. (collectively, "Angelo Gordon"), investment funds, separate accounts and/or other entities owned (in whole or in part), controlled, managed and/or advised by Apollo Capital Management, L.P. (collectively, "Apollo" and, together with Angelo Gordon, the "Specified Persons"), and certain other institutional purchasers , in a private placement, $225.0 million aggregate principal amount of 8.0% Senior Secured 1.125 Lien Notes due 2028 (the “New 1.125 Lien Notes”) and $430.0 million aggregate principal amount of 11.75% Senior Secured 1.25 Lien Notes due 2029 (the “New 1.25 Lien Notes”). Under the terms of the indentures governing the New 1.125 Lien Notes and the 1.25 Lien Notes, K. Hovnanian will have the ability to issue additional notes under the indenture that governs the New 1.25 Lien Notes (the “Additional 1.25 Lien Notes”) in exchange for Specified Junior Debt (as defined below) or to purchase certain Specified Junior Debt. K. Hovnanian has agreed that the Specified Persons may, at their option from time to time, exchange junior lien and/or unsecured indebtedness of K. Hovnanian (the “Specified Junior Debt”) into a principal amount of Additional 1.25 Lien Notes not to exceed $150.0 million in the aggregate. In any such exchange, K. Hovnanian will be required to issue a principal amount of Additional 1.25 Lien Notes equal to (i) the price at which the Specified Persons acquired such Specified Junior Debt (the “Specified Person Purchase Price”) plus (ii) 20% of the difference between the principal amount of such Specified Junior Debt and the Specified Person Purchase Price (such sum, the “Company Acquisition Price”), provided that, the Company Acquisition Price shall be reduced, if applicable, such that the per annum interest expense on the applicable issuance of Additional 1.25 Lien Notes does not exceed the per annum interest expense on the applicable Specified Junior Debt being exchanged. In addition, K. Hovnanian will have the option to purchase such Specified Junior Debt in cash at the Company Acquisition Price in lieu of consummating any such exchange.

                 On October 5, 2023, K. Hovnanian redeemed with the proceeds from the issuances of the New 1.125 Lien Notes and the New 1.25 Lien Notes all of the remaining (i) $50.0 million aggregate principal amount of its Existing 1.125 Lien Notes for a redemption price of $51.5 million, which included accrued and unpaid interest,  (ii) $282.3 million aggregate principal amount of its 10.5% Senior Secured 1.25 Lien Notes due 2026 (the “Existing 1.25 Lien Notes”) for a redemption price of $293.9 million, which included accrued and unpaid interest, and (iii) $162.3 million aggregate principal amount of its 11.25% Senior Secured 1.5 Lien Notes due 2026 (the “1.5 Lien Notes”) for a redemption price of $164.8 million, which included accrued and unpaid interest. These redemptions resulted in a loss on extinguishment of debt of $17.9 million for the fiscal year ended October 31, 2023, including the write-off of unamortized debt issuance costs and fees. The loss from the redemptions is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt, net”.

                    On October 31, 2023, K. Hovnanian redeemed in full all of the $26.0 million aggregate principal amount of its 8.0% 2027 Notes for a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest.

Fiscal 2022

                 On April 29, 2022, K. Hovnanian redeemed $100.0 million aggregate principal amount of its Existing 1.125 Lien Notes. The aggregate purchase price for this redemption was $105.5 million, which included accrued and unpaid interest and which was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $6.8 million for the fiscal year ended October 31, 2022, including the write-off of unamortized debt issuance costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as “Loss on extinguishment of debt, net”.

   Secured Obligations

                  The Secured Credit Agreement provides for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. The revolving loans under the Secured Credit Agreement have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) SOFR rate (subject to a floor of 3.00%) plus an applicable margin of 4.5% or (ii) an alternate base rate (subject to a floor of 4.0%) plus an applicable margin of 3.5%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.0% per annum

                  The New 1.125 Lien Notes have a maturity of September 30, 2028 and bear interest at a rate of 8.0% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.125 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to September 30, 2025 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. K. Hovnanian may also redeem some or all of the New 1.125 Lien Notes at 104.0% of their principal amount commencing on September 30, 2025, at 102.0% of their principal amount commencing on September 30, 2026 and at 100.0% of their principal amount commencing September 30, 2027. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.125 Lien Notes prior to September 30, 2025 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount.

The New 1.25 Lien Notes have a maturity of September 30, 2029 and bear interest at a rate of 11.75% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.25 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to March 30, 2026 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. K. Hovnanian may also redeem some or all of the New 1.25 Lien Notes at 105.875% of their principal amount commencing on March 30, 2026, at 102.9375% of their principal amount commencing on September 30, 2027 and at 100.0% of their principal amount commencing on September 30, 2028. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.25 Lien Notes prior to March 30, 2026 with the net cash proceeds from certain equity offerings at 111.75% of their principal amount.

                   The 1.75 Lien Notes have a maturity of November 15, 2025 and bear interest at a rate of 10.0% per annum payable semi-annually on May 15 and November 15 of each year to holders of record at the close of business on May 1 or November 1, as the case may be, immediately preceding each such interest payment date. At any time and from time to time prior to November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 102.50% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may redeem some or all of the 1.75 Lien Notes at a redemption price equal to 100.0% of their principal amount. On November 15, 2023, K. Hovnanian redeemed in full all of its $113.5 million aggregate principal amount of 10.0% Senior Secured 1.75 Lien Notes due November 15, 2025.

On December 10, 2019, K. Hovnanian entered into the Secured Term Loan Facility. The secured term loans under the Secured Term Loan Facility (the “Secured Term Loans”) bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. At any time and from time to time prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.5% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

Each series of secured notes and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt, the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loan. The liens securing the New 1.125 Lien Notes are senior to the liens securing the New 1.25 Lien Notes, the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the New 1.125 Lien Notes, the liens securing the New 1.25 Lien Notes are senior to the liens securing the 1.75 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the New 1.25 Lien Notes and the liens securing the 1.75 Lien Notes and the Secured Term Loans (which are secured on a pari passu basis with each other) are senior to any other future secured obligations that are junior in priority with respect to the assets securing the 1.75 Lien Notes and the Secured Term Loans, in each case, with respect to the assets securing such debt.

As of October 31, 2023, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the senior secured notes included (1) $441.2 million of cash and cash equivalents, which included $5.1 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $470.0 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $96.3 million.

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

The Unsecured Term Loans bear interest at a rate equal to 5.0% per annum and interest is payable in arrears on the last business day of each fiscal quarter. The Unsecured Term Loans will mature on February 1, 2027 .

   Other

                  We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $4.9 million and $6.0 million letters of credit outstanding at October 31, 2023 and October 31, 2022, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2023 and October 31, 2022, the amount of cash collateral in these segregated accounts was $5.1 million and $6.1 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

10. Operating and Reporting Segments

HEI’s operating segments are components of the Company’s business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance and make resource allocations.

We currently have homebuilding operations in 13 states that are aggregated into reportable segments based primarily upon geographic proximity.

HEI’s reportable segments consist of the following three homebuilding segments and a financial services segment.

Homebuilding:

(1)	Northeast (Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia)
(2)	Southeast (Florida, Georgia and South Carolina)
(3)	West (Arizona, California and Texas)

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

Financial information relating to our reportable segments are as follows:

	Year Ended October 31,
(In thousands)	2023	2022	2021
Revenues:
Northeast	$968,851	$1,085,081	$871,091
Southeast	420,296	323,961	285,658
West	1,295,992	1,450,632	1,544,397
Total homebuilding	2,685,139	2,859,674	2,701,146
Financial services	60,088	61,540	81,692
Corporate and unallocated	10,789	1,017	19
Total revenues	$2,756,016	$2,922,231	$2,782,857
Income before income taxes:
Northeast	$178,516	$177,406	$102,896
Southeast	77,750	60,178	17,764
West	114,084	207,519	198,343
Total homebuilding	370,350	445,103	319,003
Financial services	19,365	19,121	37,563
Corporate and unallocated (1)	(133,764)	(144,471)	(166,705)
Income before income taxes	$255,951	$319,753	$189,861

(1) Corporate and unallocated for the year ended October 31, 2023 included corporate general and administrative expenses of $103.2 million, interest expense of $17.7 million (a component of Other interest in our Consolidated Statements of Operations), loss on extinguishment of debt of $25.6 million and $(12.7) million of other (income) expenses, net. Corporate and unallocated for the year ended October 31, 2022 included corporate general and administrative expenses of $102.6 million, interest expense of $28.6 million, loss on extinguishment of debt of $6.8 million and $6.5 million of other (income) expenses, net. Corporate and unallocated for the year ended October 31, 2021 included corporate general and administrative expenses of $106.7 million, interest expense of $57.1 million, loss on extinguishment of debt of $3.7 million and $(0.8) million of other (income) expenses, net.

	October 31,
(In thousands)	2023	2022
Assets:
Northeast	$483,784	$530,884
Southeast	286,701	330,894
West	733,318	802,704
Total homebuilding	1,503,803	1,664,482
Financial services	168,671	155,993
Corporate and unallocated	820,466	741,555
Total assets	$2,492,940	$2,562,030

	October 31,
(In thousands)	2023	2022
Investments in and advances to unconsolidated joint ventures:
Northeast	$56,758	$20,241
Southeast	35,262	52,651
West	4,503	174
Total homebuilding	96,523	73,066
Corporate and unallocated	1,363	1,874
Total investments in and advances to unconsolidated joint ventures	$97,886	$74,940

	Year Ended October 31,
(In thousands)	2023	2022	2021
Homebuilding interest expense:
Northeast	$32,071	$31,552	$30,212
Southeast	20,055	17,403	19,490
West	65,068	55,056	55,029
Total homebuilding	117,194	104,011	104,731
Corporate and unallocated	17,707	28,572	57,085
Financial services interest expense (income) (1)	1	(213)	(35)
Total interest expense, net	$134,902	$132,370	$161,781

(1)	Financial services interest expense (income) is included in Financial services revenue or expense in the Consolidated Statements of Operations.

	Year Ended October 31,
(In thousands)	2023	2022	2021
Depreciation:
Northeast	$4,352	$1,542	$1,459
Southeast	444	291	214
West	1,325	1,298	1,811
Total homebuilding	6,121	3,131	3,484
Financial services	-	5	13
Corporate and unallocated	2,677	2,321	1,783
Total depreciation	$8,798	$5,457	$5,280

	Year Ended October 31,
(In thousands)	2023	2022	2021
Net additions to property and equipment:
Northeast	$1,678	$1,848	$1,271
Southeast	263	229	256
West	1,599	1,841	1,174
Total homebuilding	3,540	3,918	2,701
Financial services	1,040	28	-
Corporate and unallocated	14,241	8,646	3,241
Total net additions to property and equipment	$18,821	$12,592	$5,942

	Year Ended October 31,
(In thousands)	2023	2022	2021
Equity in earnings from unconsolidated joint ventures:
Northeast	$27,253	$12,674	$2,958
Southeast	15,696	16,359	2,061
West	211	-	3,830
Total equity in earnings from unconsolidated joint ventures	$43,160	$29,033	$8,849

11. Income Taxes

Income taxes (receivable) payable, including deferred benefits, consists of the following:

	October 31,
(In thousands)	2023	2022
State income taxes:
Current	$1,861	$3,167
Deferred	(74,110)	(69,248)
Federal income taxes:
Current	-	-
Deferred	(228,723)	(275,545)
Total	$(300,972)	$(341,626)

The (benefit) provision for income taxes is composed of the following:

	Year Ended October 31,
(In thousands)	2023	2022	2021
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	8,101	13,377	7,722
Total current income tax expense:	8,101	13,377	7,722
Federal	46,821	60,064	(335,608)
State	(4,862)	20,822	(90,070)
Total deferred income tax expense (benefit):	41,959	80,886	(425,678)
Total	$50,060	$94,263	$(417,956)

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $221.2 million (tax effected $46.4 million), $306.0 million (tax effected $64.3 million) and $173.8 million (tax effected $36.5 million) for the years ended  October 31, 2023, 2022 and 2021, respectively.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $113.3 million (tax effected $8.3 million), $80.1 million (tax effected $5.8 million) and $55.7 million (tax effected $3.9 million) for the years ended October 31, 2023, 2022 and 2021, respectively.

The total income tax expense of $50.1 million and $94.3 million for the years ended October 31, 2023 and 2022, respectively, was primarily due to federal and state tax expense recorded as a result of our income before income taxes. Income tax expense for fiscal 2023 was partially offset by the benefits of releasing state valuation allowances and qualifying for energy efficient home tax credits. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss (“NOL”) carryforwards. The total income tax benefit for the year ended October 31, 2021 was $418.0 million, primarily due to the reversal of a substantial portion of our valuation allowance previously recorded against our deferred tax assets (“DTAs”).

We have remaining federal NOL carryforwards of $688.3 million that expire between 2030 and 2038, and $15.7 million have an indefinite carryforward period. Our total remaining state NOL carryforwards are $2.1 billion: $586.1 million that expire between 2024 through 2028; $1.1 billion that expire between 2029 through 2033; $348.8 million that expire between 2034 through 2038; $8.7 million that expire between 2039 through 2043; and $52.1 million that have an indefinite carryforward period.

We recognize deferred tax assets, net of deferred tax liabilities, related to NOL carryforwards, tax credits and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. Our deferred tax assets, net as of October 31, 2023 were $302.8 million compared to $344.8 million at October 31, 2022. A valuation allowance is provided to offset DTAs if, based upon available evidence, it is more-likely-than-not that some or all of the DTAs will not be realized. We had a valuation allowance of $71.9 million as of October 31, 2023 compared to $95.7 million as of October 31, 2022 related to DTAs for tax credits and state NOL carryforwards that are expected to expire before they can be used.

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

Deferred tax assets and liabilities have been recognized on the Consolidated Balance Sheets as follows:

	October 31,
(In thousands)	2023	2022
Deferred tax assets:
Inventory impairments	$26,168	$30,772
Uniform capitalization of overhead	3,692	4,285
Warranty and legal reserves	4,439	5,668
Compensation	11,377	13,746
Deferred income	1,167	2,425
Interest expense	4,939	3,646
Restricted stock units	2,069	1,628
Stock options	209	818
Provision for losses	18,349	17,700
Federal net operating losses	147,841	194,306
State net operating losses	136,257	150,832
Tax credit carryforwards	21,260	12,254
Other	3,688	5,005
Total deferred tax assets	381,455	443,085
Deferred tax liabilities:
Joint venture income	(6,743)	(2,565)
Total deferred tax liabilities	(6,743)	(2,565)
Valuation allowance	(71,879)	(95,727)
Deferred tax assets, net	$302,833	$344,793

Our effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which has been the valuation allowance related to our DTAs. The sources of these factors were as follows:

	Year Ended October 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	6.2	9.8	4.0
Permanent differences, net	0.9	0.8	3.6
Deferred tax asset valuation allowance impact	(6.3)	0.0	(248.5)
Tax contingencies	(0.1)	(0.1)	(0.2)
Tax credits	(2.2)	0.0	0.0
Adjustments to prior years’ tax accruals	0.1	(2.0)	0.0
Effective tax rate	19.6%	29.5%	(220.1)%

The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties:

(In millions)	2023	2022
Unrecognized tax benefit—November 1,	$0.2	$0.5
Gross increases—tax positions in current period	-	-
Lapse of statute of limitations	(0.2)	(0.3)
Unrecognized tax benefit—October 31,	$-	$0.2

Related to the unrecognized tax benefits noted above, there was no liability for interest and penalties as of October 31, 2023. As of October 31, 2022, we recognized a liability for interest and penalties of $0.1 million. For the years ended October 31, 2023, 2022 and 2021, we recognized $131 thousand, $128 thousand and $84 thousand, respectively, of interest and penalties in income taxes provision (benefit).

The consolidated federal tax returns have been audited through October 31, 2022 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2019 - 2022.

12.  Reduction of Inventory to Fair Value

We had 380 communities under development and held for future development or sale at October 31, 2023 and 374 communities under development and held for future development or sale at both October 31, 2022 and 2021, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We performed an undiscounted future cash flow analysis for one community during the year ended October 31, 2023, which we had recorded an impairment for in the prior year. As a result of such analysis, we did not identify any additional impairment for the community. During the year ended October 31, 2022, one community, with a carrying value of $10.6 million, had an impairment indicator. The impairment analysis on the community included increased land development costs from previous projections, along with a downturn in the local market, resulting in an impairment of $8.4 million. During the year ended October 31, 2021, we performed undiscounted future cash flow analyses for three communities with an aggregate carrying value of $11.5 million. Based on the results of our undiscounted future cash flow analyses, we performed discounted cash flow analyses on all three communities, resulting in impairments of $2.0 million. Our aggregate impairment charges are included within "Inventory impairments and land option write-offs" in the Consolidated Statement of Operations and deducted from inventory.

The following table represents impairments by segment for fiscal 2022 and 2021:

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

Write-offs of options, engineering and capitalized interest costs are also recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $1.5 million, $5.7 million and $1.6 million for the years ended October 31, 2023, 2022 and 2021, respectively. Occasionally, these write-offs are offset by recovered deposits, sometimes through legal action, which had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2023, 2022 and 2021:

	Year Ended October 31,
(In millions)	2023	2022	2021
Northeast	$0.5	$0.4	$0.3
Southeast	0.5	0.9	0.2
West	0.5	4.4	1.1
Total	$1.5	$5.7	$1.6

13. Per Share Calculations

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2023	2022	2021

Numerator:
Net income	$205,891	$225,490	$607,817
Less: preferred stock dividends	(10,675)	(10,675)	-
Less: undistributed earnings allocated to participating securities	(16,027)	(19,702)	(57,676)
Numerator for basic earnings per share	$179,189	$195,113	$550,141
Plus: undistributed earnings allocated to participating securities	16,027	19,702	57,676
Less: undistributed earnings reallocated to participating securities	(16,058)	(19,717)	(58,687)
Numerator for diluted earnings per share	$179,158	$195,098	$549,130
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,230	6,437	6,287
Effect of dilutive securities:
Stock-based payments	436	291	108
Denominator for diluted earnings per share – weighted-average shares outstanding	6,666	6,728	6,395
Basic earnings per share	$28.76	$30.31	$87.50
Diluted earnings per share	$26.88	$29.00	$85.86

In addition, 6 thousand, 26 thousand and 25 thousand shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the years ended October 31, 2023, 2022 and 2021, respectively, because to do so would have been anti-dilutive for each period.

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

On August 4, 2008, the Board of Directors (the "Board") adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018 and January 18, 2021, designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common stock and Class B common stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board's decision to adopt the Rights Plan may be terminated by the Board at any time prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2024, unless it expires earlier in accordance with its terms. The approval of the Board's decision to initially adopt the Rights Plan and the amendments thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, the Board authorized a stock repurchase program to purchase up to 0.2 million shares of Class A common stock. On September 1, 2022, the Board terminated our prior repurchase program and authorized a new program for the repurchase of up to $50.0 million of our Class A common stock. Under the new repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of October 31, 2023, $33.0 million of our Class A common stock is available for repurchase under the stock repurchase program.

Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In both fiscal 2023 and 2022 we paid dividends of $10.7 million on the Series A preferred stock. In fiscal 2021, we did not pay any dividends on the Series A preferred stock due to covenant restrictions in our debt instruments.

Retirement Plan

We have established a tax-qualified, defined contribution savings and investment retirement plan ("401(k) plan"). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. 401(k) plan expenses were $8.2 million, $8.3 million and $7.0 million for the years ended October 31, 2023, 2022 and 2021, respectively.

Treasury Stock

During the year ended October 31, 2023, we repurchased 118,478 shares under the new stock repurchase program, with a market value of $4.8 million, or $40.51 per share, which were added to "Treasury stock" on our Consolidated Balance Sheets as of October 31, 2023. During the year ended October 31, 2022, we repurchased 312,471 shares under the new stock repurchase program, with a market value of $12.2 million, or $39.12 per share, which were added to "Treasury stock" on our Consolidated Balance Sheets as of October 31, 2022. There were no shares repurchased during the year ended October 31, 2021.

15. Stock-Based Compensation Plans

We have stock incentive plans for certain officers, key employees and directors that are approved by a committee appointed by the Board or its delegate. As of October 31, 2023, we had 0.3 million shares authorized and remaining for future issuance under our stock incentive plans. Based on the terms of our stock incentive plans, awards that are forfeited become available to us for future grants.

Stock Options

Prior to fiscal 2021, stock options were granted. There have been no stock option grants during fiscal years 2023, 2022 or 2021. The exercise price of all stock options is at least equal to the fair market value of an underlying share of our Class A common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Non-employee directors’ stock options vest in three equal installments on the first, second and third anniversaries of the date of the grant. All stock options expire on the tenth anniversary from the date of grant.

The following table summarizes stock option activity at October 31, 2023:

			Weighted-
			Average
			Remaining
	October 31,	Weighted-Average	Contractual	Aggregate
	2023	Exercise Price	Life (Years)	Intrinsic Value
Stock options outstanding at beginning of period	166,559	$48.02
Granted	-	$-
Exercised	(4,363)	$31.14
Forfeited	(250)	$7.85
Expired	(18,399)	$157.00
Stock options outstanding at end of period	143,547	$34.63	4.4	$5,231,933
Stock options exercisable at end of period	132,903	$36.66	4.3	$4,590,643

The total intrinsic value of stock options exercised during both fiscal 2023 and 2022 was $0.2 million, and in fiscal 2021 was $4.8 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

Based on the fair value at the time of grant, the per share weighted-average fair value of stock options vested in fiscal 2023, 2022 and 2021 was $6.29, $16.46 and $8.82, respectively.

RSUs and Performance Units

RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. Shares underlying RSUs granted to officers and associates generally vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. During fiscal year 2023, each of our six existing non-employee directors were granted RSUs subject to a two-year post-vesting holding period. Generally, participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their awards on an accelerated basis upon their retirement.

Grants of market share units ("MSUs"), performance share units ("PSUs") and the stock portion of the long-term incentive plans ("LTIPs") (each discussed below), are also awarded as compensation.

The following table summarizes nonvested time-based RSU and MSU share activity as of October 31, 2023:

	October 31,	Weighted-Average Grant Date
	2023	Fair Value
Nonvested time-based at beginning of period	175,637	$33.43
Granted	63,275	$87.92
Vested (1)	(97,183)	$29.89
Forfeited	(9,586)	$43.90
Nonvested time-based at end of period	132,143	$52.79

The following table summarizes nonvested performance-based LTIP, PSU and MSU share activity as of  October 31, 2023:

	October 31,	Weighted-Average Grant Date
	2023	Fair Value
Nonvested performance-based at beginning of period	507,157	$41.14
Granted	272,567	$56.09
Vested (1)	(184,911)	$42.79
Forfeited	(13,313)	$51.39
Nonvested performance-based at end of period	581,500	$73.90

(1) Includes 27,686 time-based vested share awards and 149,693 performance-based vested share awards which were deferred and not yet issued at October 31, 2023.

LTIP awards include share adjustments for the difference between target performance metrics at the time of grant and the final performance outcome. Share adjustments are reflected in the “Granted” line above at the time the performance is finalized. For LTIP awards granted prior to fiscal 2023, shares vest on the third, fourth and fifth anniversary of the grant date, subject to performance achievement. The 2023 LTIP is subject to cliff vesting at the end of the performance period.

The fair value of LTIP and PSUs (discussed below) is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for the 2023 LTIP grants: historical volatility factor of 75.29% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.19% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2022 LTIP grants: historical volatility factor of 104.16% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 0.67% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2021 LTIP grants: historical volatility factor of 112.92% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 0.16% equal to the continuously compounded two-year yield and a dividend yield of zero.

PSUs granted in fiscal 2020 vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Board determines that the Company achieved specified earnings goals. Fiscal 2023, 2022 and 2021 PSUs are subject to cliff vesting on the third year after the grant date. The following assumptions were used for the 2023 PSU grants: historical volatility factor of 66.66% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.54% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2022 PSU grants: historical volatility factor of 78.82% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 3.04% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for 2021 PSU grants: historical volatility factor of the expected market price of our common stock of 112.44% for the two-year period ending on the valuation date, and the concluded risk-free rate assumption of 0.16% equals the continuously compounded two-year yield, and dividend yield of zero.

There were no MSUs granted in fiscal 2023, 2022 and 2021. The fair value of MSUs is determined using the Monte-Carlo simulation model. The first 50% of an MSU grant vests in four equal annual installments, commencing on the second anniversary from the date of grant, subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares under each MSU award, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining 50% of an MSU grant is subject to financial performance conditions in addition to the stock price performance conditions. These remaining MSUs vest in four equal installments with the first installment vesting on the third January 1st after the grant date, and the remaining annual installments commencing on the third anniversary from the date of grant, except that no portion of the award will vest unless the Board determines the Company achieved certain specified performance goals.

The total grant date fair value of RSU and performance unit awards granted during fiscal 2023, 2022 and 2021 was $10.4 million, $9.6 million and $9.2 million, respectively. The total fair value of these awards vested during fiscal 2023, 2022 and 2021 was $25.2 million, $15.6 million and $13.7 million, respectively.

During the year-ended October 31, 2023 we issued 51,296 RSUs, 43,268 MSUs and 32,671 LTIP shares. As of October 31, 2023, there was $16.2 million of unrecognized stock-based compensation, which is primarily comprised of unrecognized expenses for RSUs, MSUs, PSUs, and the stock portion of LTIPs. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock-Based Compensation Expense

For the years ended October 31, 2023, 2022 and 2021, stock-based compensation expense was $14.2 million ($11.4 million post tax), $10.3 million ($7.3 million post tax) and $7.7 million ($5.2 million post tax), respectively. Stock-based compensation for RSUs, MSUs, PSUs, and the stock portion of LTIPs was $14.2 million, $10.2 million and $7.4 million for fiscal 2023, 2022 and 2021, respectively. In addition, stock option compensation expense was $27 thousand, $0.1 million and $0.2 million for the years ended October 31, 2023, 2022 and 2021, respectively.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the years ended October 31, 2023 and 2022, we received $4.3 million and $6.0 million, respectively, from subcontractors related to the owner controlled-insurance program, which we accounted for as reductions to inventory.

Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2023 and 2022 were as follows:

	Year Ended October 31,
(In thousands)	2023	2022

Balance, beginning of period	$97,719	$94,916
Additions: Selling, general and administrative	7,140	8,495
Additions: Cost of sales	6,807	9,054
Charges incurred during the period	(22,080)	(18,271)
Changes to pre-existing reserves	9,333	3,525
Balance, end of period	$98,919	$97,719

Warranty accruals are based upon historical experience. In fiscal 2023, we recorded an increase of $10.1 million to our construction defect reserves as a result of our claims history. This increase is reflected in the changes to pre-existing reserves in the table above.

               The majority of the charges incurred during fiscal 2023 represented payments for construction defects related to the settlement of four litigation matters. Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.2 million for each of the years ended October 31, 2023 and 2022, for prior year deliveries.

17. Transactions with Related Parties

During the years ended October 31, 2023, 2022 and 2021, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and our Chief Executive Officer, provided services to the Company totaling $1.3 million, $1.1 million and $0.6 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

Alexander Hovnanian, the son of Ara K. Hovnanian, is employed by the Company. Alexander Hovnanian holds the position of Executive Vice President - National Homebuilding Operations. For fiscal 2023, he received cash compensation of approximately $1,008,000 and equity awards with an aggregate grant date fair value of approximately $825,000. For fiscal 2022, he received cash compensation of approximately $1,684,000 and equity awards with an aggregate grant date fair value of approximately $531,000. For fiscal 2021, he received cash compensation of approximately $989,000 and equity awards with an aggregate grant date fair value of approximately $523,000.

Carson Sorsby, the son of J. Larry Sorsby, a member of the Board and our former Chief Financial Officer (retired as of October 31, 2023), is employed by the Company. Carson Sorsby holds the position of Account Manager in the Company’s mortgage subsidiary. His compensation is commensurate with that of similarly situated employees in his position.

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

In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Special Masters appointed by the Court to decide non-dispositive motions issued an opinion that (a) granted the Great Notch Plaintiff’s motion to permit it to assert a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it, and (b) further stated that the Great Notch Plaintiff is not permitted to pursue that claim until after any trial on the underlying liability claims. To date, the Hovnanian-affiliated defendants have reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On its remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff has asserted damages of approximately $119.5 million, which amount is potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. In December 2023, the parties reached a settlement through mediation subject to the execution of a final confidential settlement agreement. The settlement amount was not materially different than what we had reserved for this case.

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

Although the Company does not have legal title to the underlying land, in compliance with ASC 810, we analyze our option purchase contracts to determine whether the corresponding land and lot sellers are VIEs and, if so, whether we are the primary beneficiary. The significant factors we consider in determining if the power to direct the activities of a VIE that most significantly impact the VIE's economic performance are shared include, among other things, our ability in determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, changing the terms of the contract or arranging financing for the VIE. As a result of our analyses, we have concluded, there are no VIEs that required consolidation at either December 31, 2023 or 2022 because we are not the primary beneficiary of the land or lots under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs where we have determined power is shared among the partners and we do not have a controlling financial interest. Including deposits on our unconsolidated VIEs, at October 31, 2023 and 2022, we had total cash deposits amounting to $192.3 million and $180.8 million, respectively, to purchase land and lots with a total purchase price of $2.2 billion and $1.9 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

20. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our investments in homebuilding and land development joint ventures consist of equity interests that, in total, provide us with partner investment returns and management fees.

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

Also, during the third quarter of fiscal 2023, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $19.1 million in "Other (income) expense, net." Subsequent to consolidation, we contributed the same three active selling communities to an unconsolidated joint venture for $48.0 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$127,547	$822	$128,369
Inventories	375,022	-	375,022
Other assets	380,989	-	380,989
Total assets	$883,558	$822	$884,380
Liabilities and equity:
Accounts payable and accrued liabilities	$524,586	$605	$525,191
Notes payable	101,126	-	101,126
Total liabilities	625,712	605	626,317
Equity of:
Hovnanian Enterprises, Inc.	96,281	210	96,491
Others	161,565	7	161,572
Total equity	257,846	217	258,063
Total liabilities and equity	$883,558	$822	$884,380
Debt to capitalization ratio	28%	0%	28%

	October 31, 2022
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$153,176	$868	$154,044
Inventories	441,140	-	441,140
Other assets	20,037	-	20,037
Total assets	$614,353	$868	$615,221
Liabilities and equity:
Accounts payable and accrued liabilities	$471,813	$651	$472,464
Notes payable	34,880	-	34,880
Total liabilities	506,693	651	507,344
Equity of:
Hovnanian Enterprises, Inc.	73,142	209	73,351
Others	34,518	8	34,526
Total equity	107,660	217	107,877
Total liabilities and equity	$614,353	$868	$615,221
Debt to capitalization ratio	24%	0%	24%

As of October 31, 2023 and 2022, we had outstanding advances to unconsolidated joint ventures of $1.4 million and $1.6 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the years ended October 31, 2023 and 2022, we did not write-down any of our unconsolidated joint venture investments.

	For The Year Ended October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$783,298	$-	$783,298
Cost of sales and expenses	(654,217)	-	(654,217)
Joint venture net income	$129,081	$-	$129,081
Our share of net income	$43,160	$-	$43,160

	For The Year Ended October 31, 2022
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$351,767	$113	$351,880
Cost of sales and expenses	(318,788)	(37)	(318,825)
Joint venture net income	$32,979	$76	$33,055
Our share of net income	$29,002	$31	$29,033

	For The Year Ended October 31, 2021
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$347,898	$691	$348,589
Cost of sales and expenses	(335,077)	(209)	(335,286)
Joint venture net income	$12,821	$482	$13,303
Our share of net income	$8,754	$195	$8,949

The reason “Our share of net income” is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the years ended October 31, 2023 and 2022, we had investments in eight and seven unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the year ended October 31, 2023, "Our share of net income" was lower than the "Joint venture net income" due to four unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage as well as a fifth newly formed unconsolidated joint venture for which we are currently recognizing all of the net loss.For the year ended October 31, 2022, "Our share of net income" was lower than the "Joint venture net income" due to increased income on two of our newer unconsolidated joint ventures during the year for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, a third unconsolidated joint venture which we recognize a lower profit-sharing percentage having higher profit in the current period, and a fourth unconsolidated joint venture that generated profit that we did not recognize due to the fact that we had previously written off our investment balance in the unconsolidated joint venture. In addition, for the year ended October 31, 2022, we had written off our investment in one of our unconsolidated joint ventures that was generating losses and therefore we did not recognize those losses.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenue. These management fees, which totaled $16.3 million, $12.5 million and $11.6 million for the years ended October 31, 2023, 2022 and 2021, are recorded in “Selling, general and administrative” homebuilding expenses in the Consolidated Statements of Operations.

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

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2023	2022

Mortgage loans held for sale (1)	Level 2	$130,235	$110,548
Forward contracts	Level 2	-	752
Total		$130,235	$111,300

(1)  The aggregate unpaid principal balance was $130.4 million and $110.2 million at October 31, 2023 and 2022, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $517.8 million at October 31, 2023. Loans in process for which interest rates were committed to the borrowers totaled $56.3 million as of October 31, 2023. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2023, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Year Ended October 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(177)	$-	$-

Year Ended October 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$385	$-	$752

Year Ended October 31, 2021
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$4,580	$152	$(107)

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs. We did not have assets measured at fair value on a nonrecurring basis during the year ended October 31, 2023. The assets measured at fair value on a nonrecurring basis during the year ended October 31, 2022 are all within our homebuilding operations and are summarized below:

Year Ended
October 31, 2022
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$10,558	$(8,374)	$2,184

We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairments and land option write-offs” and deducted from inventory of $8.4 million and $2.0 million for the years ended October 2022 and 2021, respectively. We did not have any assets measured at fair value on a nonrecurring basis during the year ended October 31, 2023 (see Note 12).

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes and credit facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 10.0% Senior Secured 1.75 Lien Notes due 2025 and 11.75% Senior Secured 1.25 Lien Notes due 2029 were a Level 2 measurement at October 31, 2023 due to recent trades for the same notes.

Fair Value as of October 31, 2023

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	113,843	-	113,843
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	-	230,690	230,690
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	476,655	-	476,655
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	95,062	95,062
5.0% Senior Notes due February 1, 2040	-	-	44,843	44,843
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	35,034	35,034
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	81,742	81,742
Total fair value	$-	$590,498	$487,371	$1,077,869

Fair Value as of October 31, 2022

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	-	165,844	165,844
7.75% Senior Secured 1.125 Lien Notes due February 15, 2026	-	-	240,393	240,393
10.5% Senior Secured 1.25 Lien Notes due February 15, 2026	-	-	272,966	272,966
11.25% Senior Secured 1.5 Lien Notes due February 15, 2026	-	-	162,566	162,566
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	94,282	94,282
5.0% Senior Notes due February 1, 2040	-	-	55,654	55,654
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	31,301	31,301
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	85,247	85,247
Total fair value	$-	$-	$1,108,253	$1,108,253

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2023 and 2022.

22. Subsequent Events

                  On November 15, 2023, K. Hovnanian redeemed in full all of the $113.5 million aggregate principal amount of its 10.0% Senior Secured 1.75 Lien Notes due 2025 for a redemption price of $119.2 million, which included accrued and unpaid interest.