Form 10-Q
period 2024-04-30
HOVNANIAN ENTERPRISES INC
filed 2024-05-31
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,316,323 shares of Class A Common Stock and 676,175 shares of Class B Common Stock were outstanding as of May 28, 2024.

1

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	October 31,
	2024	2023

ASSETS
Homebuilding:
Cash and cash equivalents	$181,966	$434,119
Restricted cash and cash equivalents	8,370	8,431
Inventories:
Sold and unsold homes and lots under development	1,135,232	998,841
Land and land options held for future development or sale	138,641	125,587
Consolidated inventory not owned	143,185	224,758
Total inventories	1,417,058	1,349,186
Investments in and advances to unconsolidated joint ventures	150,674	97,886
Receivables, deposits and notes, net	24,975	27,982
Property and equipment, net	39,593	33,946
Prepaid expenses and other assets	72,747	69,886
Total homebuilding	1,895,383	2,021,436

Financial services	142,559	168,671

Deferred tax assets, net	279,704	302,833
Total assets	$2,317,646	$2,492,940

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$85,557	$91,539
Accounts payable and other liabilities	379,367	415,480
Customers’ deposits	45,619	51,419
Liabilities from inventory not owned, net of debt issuance costs	86,618	124,254
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	932,957	1,051,491
Accrued interest	18,220	26,926
Total homebuilding	1,548,338	1,761,109

Financial services	122,262	148,181

Income taxes payable	-	1,861
Total liabilities	1,670,600	1,911,151

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2024 and October 31, 2023	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,288,200 shares at April 30, 2024 and 6,247,308 shares at October 31, 2023	63	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 736,593 shares at April 30, 2024 and 776,750 shares at October 31, 2023	7	8
Paid in capital - common stock	747,001	735,946
Accumulated deficit	(87,795)	(157,197)
Treasury stock - at cost – 1,007,426 shares of Class A common stock at April 30, 2024 and 901,379 shares at October 31, 2023; 27,669 shares of Class B common stock at April 30, 2024 and October 31, 2023	(147,529)	(132,382)
Total Hovnanian Enterprises, Inc. stockholders’ equity	647,046	581,736
Noncontrolling interest in consolidated joint ventures	-	53
Total equity	647,046	581,789
Total liabilities and equity	$2,317,646	$2,492,940

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Revenues:
Homebuilding:
Sale of homes	$686,929	$670,708	$1,260,565	$1,170,353
Land sales and other revenues	4,284	18,750	9,576	22,307
Total homebuilding	691,213	689,458	1,270,141	1,192,660
Financial services	17,167	14,203	32,435	26,367
Total revenues	708,380	703,661	1,302,576	1,219,027

Expenses:
Homebuilding:
Cost of sales, excluding interest	531,502	540,622	980,715	931,662
Cost of sales interest	21,543	21,425	41,441	36,447
Inventory impairments and land option write-offs	237	137	539	614
Total cost of sales	553,282	562,184	1,022,695	968,723
Selling, general and administrative	46,489	50,456	95,426	98,374
Total homebuilding expenses	599,771	612,640	1,118,121	1,067,097

Financial services	12,023	10,152	23,494	19,205
Corporate general and administrative	32,517	25,079	69,650	50,569
Other interest	8,969	14,501	19,420	29,594
Other (income) expenses, net	(3,128)	574	(2,577)	960
Total expenses	650,152	662,946	1,228,108	1,167,425
Gain on extinguishment of debt, net	-	-	1,371	-
Income from unconsolidated joint ventures	11,164	5,408	26,116	12,568
Income before income taxes	69,392	46,123	101,955	64,170
State and federal income tax provision:
State	5,231	1,083	7,437	3,294
Federal	13,325	10,894	19,778	8,014
Total income taxes	18,556	11,977	27,215	11,308
Net income	50,836	34,146	74,740	52,862
Less: preferred stock dividends	2,669	2,669	5,338	5,338
Net income available to common stockholders	$48,167	$31,477	$69,402	$47,524

Per share data:
Basic:
Net income per common share	$7.12	$4.68	$10.22	$7.05
Weighted-average number of common shares outstanding	6,457	6,166	6,477	6,176
Assuming dilution:
Net income per common share	$6.66	$4.47	$9.57	$6.74
Weighted-average number of common shares outstanding	6,902	6,462	6,920	6,463

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2024

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total

Balance, October 31, 2023	5,345,929	$62	749,081	$8	5,600	$135,299	$735,946	$(157,197)	$(132,382)	$53	$581,789

Stock options, amortization and issuances	615						46				46

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures							4,071				4,071

Conversion of Class B to Class A common stock	16		(16)								-

Changes in noncontrolling interest in consolidated joint ventures										(53)	(53)

Net income								23,904			23,904

Balance, January 31, 2024	5,346,560	$62	749,065	$8	5,600	$135,299	$740,063	$(135,962)	$(132,382)	$-	$607,088

Stock options, amortization and issuances	120						(4)				(4)

Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)

Restricted stock amortization, issuances and forfeitures							6,942				6,942

Conversion of Class B to Class A common stock	40,141	1	(40,141)	(1)							-

Share repurchases	(106,047)								(15,147)		(15,147)

Net income								50,836			50,836

Balance, April 30, 2024	5,280,774	$63	708,924	$7	5,600	$135,299	$747,001	$(87,795)	$(147,529)	$-	$647,046

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2023

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income	$74,740	$52,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,612	5,924
Stock-based compensation	11,018	4,235
Amortization of debt discounts, premiums and deferred financing costs	570	722
(Gain) loss on sale of property and assets	(958)	15
Income from unconsolidated joint ventures	(26,116)	(12,568)
Distributions of earnings from unconsolidated joint ventures	1,688	4,522
Gain on extinguishment of debt	(1,371)	-
Noncontrolling interest in consolidated joint ventures	-	11
Inventory impairments and land option write-offs	539	614
(Increase) decrease in assets:
Inventories	(68,411)	48,453
Receivables, deposits and notes	(1,920)	4,516
Origination of mortgage loans	(681,335)	(516,798)
Sale of mortgage loans	714,495	548,722
Deferred tax assets	23,129	8,101
Decrease in liabilities:
Accounts payable, accrued interest and other liabilities	(41,694)	(77,536)
Customers’ deposits	(5,800)	(2,661)
State income tax payable	(2,087)	(3,167)
Net cash provided by operating activities	99	65,967
Cash flows from investing activities:
Proceeds from sale of property and assets	1,000	93
Purchase of property, equipment, and other fixed assets	(9,883)	(8,169)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(32,480)	(20,042)
Distributions of capital from unconsolidated joint ventures	4,163	7,663
Net cash used in investing activities	(37,200)	(20,455)
Cash flows from financing activities:
Proceeds from mortgages and notes	151,283	152,519
Payments related to mortgages and notes	(157,996)	(163,190)
Proceeds from model sale leaseback financing programs	-	11,830
Payments related to model sale leaseback financing programs	(12,111)	(5,587)
Proceeds from land bank financing programs	25,854	30,335
Payments related to land bank financing programs	(51,813)	(39,063)
Net payments related to mortgage warehouse lines of credit	(29,103)	(31,879)
Payments related to senior secured notes	(113,502)	-
Preferred dividends paid	(5,338)	(5,338)
Treasury stock purchases	(15,147)	(4,800)
Deferred financing costs from land banking financing programs and note issuances	(1,624)	(1,815)
Net cash used in financing activities	(209,497)	(56,988)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(246,598)	(11,476)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	477,519	382,190
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$230,921	$370,714

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest	$30,302	$27,098
Income taxes	$6,173	$6,888

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$181,966	$333,254
Homebuilding: Restricted cash and cash equivalents	8,370	7,916
Financial Services: Cash and cash equivalents, included in financial services assets	4,729	3,790
Financial Services: Restricted cash and cash equivalents, included in financial services assets	35,856	25,754
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$230,921	$370,714
7

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

During the first quarter of fiscal 2024, the Board of Directors (the "Board") approved certain grants under a new Long-Term Incentive Program (the "2024 LTIP") that contain performance-based vesting conditions. The performance period for the 2024 LTIP commenced on November 1, 2023 and will end on October 31, 2026. At the end of the performance period, 50% of the awards, if any, are payable in cash-settled phantom shares and the remaining 50% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period.

For the three and six months ended April 30, 2024, stock-based compensation expense was $6.9 million ($5.1 million net of tax) and $11.0 million ($8.1 million net of tax), respectively. For the three and six months ended April 30, 2023, stock-based compensation expense was $2.2 million ($1.6 million net of tax) and $4.2 million ($3.5 million net of tax), respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Interest capitalized at beginning of period	$53,672	$60,795	$52,060	$59,600
Plus interest incurred(1)	34,530	35,122	66,491	69,448
Less cost of sales interest expensed	(21,543)	(21,425)	(41,441)	(36,447)
Less other interest expensed(2)	(8,969)	(14,501)	(19,420)	(29,594)
Less interest contributed to unconsolidated joint venture(3)	(5,468)	-	(5,468)	(3,016)
Plus interest acquired from unconsolidated joint venture(4)	-	283	-	283
Interest capitalized at end of period(5)	$52,222	$60,274	$52,222	$60,274
(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, which amounted to $1.7 million and $5.3 million for the three months ended April 30, 2024 and 2023, respectively, and $5.4 million and $11.8 million for the six months ended April 30, 2024 and 2023, respectively. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $7.3 million and $9.2 million for the three months ended April 30, 2024 and 2023, respectively, and $14.1 million and $17.8 million for the six months ended April 30, 2024 and 2023, respectively.

(3)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.

(4)	Represents capitalized interest which was included as part of the assets acquired from joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these transactions.
(5)	Capitalized interest amounts are shown gross before allocating a portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We had 423 and 359 communities under development and held for future development or sale at April 30, 2024 and 2023, respectively, which we evaluated for impairment indicators. We did not identify impairment indicators (i.e., those with a projected operating loss) for any community during the first half of fiscal 2024 and 2023.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.2 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million for the six months ended April 30, 2024 and 2023, respectively. The number of lots walked away from during the three months ended April 30, 2024 and 2023 were 342 and 215, respectively, and 1,270 and 2,397 during the six months ended April 30, 2024 and 2023, respectively. Walk-aways during the first half of fiscal 2024 and 2023 occurred across each of our segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2024 and October 31, 2023, included inventory of $31.2 million and $41.7 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $30.2 million and $42.0 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2024 and October 31, 2023, included inventory of $112.0 million and $183.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $56.4 million (net of debt issuance costs) and $82.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Although the Company does not have legal title to the underlying land, we analyze our option purchase contracts to determine whether the corresponding land and lot sellers are VIEs and, if so, whether we are the primary beneficiary. The significant factors we consider in determining if the power to direct the activities of a VIE that most significantly impact the VIE's economic performance are shared include, among other things, our ability in determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, changing the terms of the contract or arranging financing for the VIE. As a result of our analyses, we have concluded, there are no VIEs that required consolidation at either April 30, 2024 or October 31, 2023 because we are not the primary beneficiary of the land or lots under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs where we have determined power is shared among the partners and we do not have a controlling financial interest. Including deposits on our unconsolidated VIEs, at April 30, 2024 and October 31, 2023, we had total cash deposits amounting to $192.4 million and $192.3 million, respectively, to purchase land and lots with a total purchase price of $2.5 billion and $2.2 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are met.
6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2024, our deductible under our general liability insurance is $30.0 million, aggregated for construction defect and warranty claims, and for homes previously delivered in 2023, our deductible under our general liability insurance was $25.0 million, aggregated for construction defect, warranty, and bodily injury claims. As of November 1, 2023, we no longer have an aggregate deductible for bodily injury claims. For bodily injury claims, our deductible per occurrence in fiscal 2024 is $0.25 million and $0.5 million for action over claims, both with a $30.0 million limit, and for fiscal 2023 it was $0.25 million for all other states and $0.5 million for California, both with a $5.0 million limit. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and six months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Balance, beginning of period	$99,836	$91,067	$98,919	$97,719
Additions – Selling, general and administrative	2,041	2,217	4,588	3,794
Additions – Cost of sales	1,982	1,937	4,850	3,240
Charges incurred during the period	(18,949)	(4,584)	(25,593)	(13,387)
Changes to pre-existing reserves	267	(27)	2,413	(756)
Balance, end of period	$85,177	$90,610	$85,177	$90,610

The majority of the charges incurred during the first half of fiscal 2024 represented a payment for construction defects related to the settlement of one litigation matter (see Note 7).

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

                  In 2015, the condominium association of the Four Seasons at Great Notch condominium community (the “Great Notch Plaintiff”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Passaic County (the “Court”) alleging various construction defects, design defects, and geotechnical issues relating to the community. The operative complaint (“Complaint”) asserts claims against Hovnanian Enterprises, Inc. and several of its affiliates, including K. Hovnanian at Great Notch, LLC, K. Hovnanian Construction Management, Inc., and K. Hovnanian Companies, LLC. The Complaint also asserts claims against various other design professionals and contractors. The Special Masters appointed by the Court to decide non-dispositive motions issued an opinion that (a) granted the Great Notch Plaintiff’s motion to permit it to assert a claim to pierce the corporate veil of K. Hovnanian at Great Notch, LLC to hold its alleged parent entities liable for any damages awarded against it, and (b) further stated that the Great Notch Plaintiff is not permitted to pursue that claim until after any trial on the underlying liability claims. In 2018, the Hovnanian-affiliated defendants reached a partial settlement with the Great Notch Plaintiff as to a portion of the Great Notch Plaintiff’s claims against them for an amount immaterial to the Company. On the remaining claims against the Hovnanian-affiliated defendants, the Great Notch Plaintiff had asserted damages of approximately $119.5 million, which amount was potentially subject to treble damages pursuant to the Great Notch Plaintiff’s claim under the New Jersey Consumer Fraud Act. In December 2023, the parties reached a settlement on the remaining claims through mediation, and in February 2024 executed a final confidential settlement agreement. The settlement amount is not materially different from what we had reserved for this case. On April 30, 2024, the Court entered a Consent Order dismissing the case with prejudice as to the Hovnanian-affiliated defendants as a result of the settlement.

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. At April 30, 2024 and October 31, 2023, $14.8 million and $11.4 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $8.4 million at both April 30, 2024 and October 31, 2023, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $35.9 million and $30.5 million as of April 30, 2024 and October 31, 2023, respectively. Included in these balances were (1) financial services customers’ deposits of $33.9 million and $28.1 million at April 30, 2024 and October 31, 2023, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.0 million and $2.4 million at April 30, 2024 and October 31, 2023, respectively.

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

We rent certain office space for use in our operations. Our lease population at April 30, 2024 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Operating lease costs	$2,755	$3,005	$5,388	$5,864
Cash payments on lease liabilities	$2,142	$2,351	$4,380	$4,737

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities". During the three and six months ended April 30, 2024 the Company recorded a net increase to both its ROU assets and lease liabilities of $2.7 million and $3.0 million, respectively, as a result of new leases that commenced during the period. The following table contains additional information about our leases:

(In thousands)	April 30, 2024	October 31, 2023
ROU assets	$24,156	$25,745
Lease liabilities	$25,874	$26,470
Weighted-average remaining lease term (in years)	4.9	5.1
Weighted-average discount rate	10.0%	10.0%

Maturities of our operating lease liabilities as of April 30, 2024 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2024 (excluding the six months ended April 30, 2024)	$4,554
2025	8,923
2026	7,450
2027	4,918
2028	1,909
2029 and thereafter	4,889
Total operating lease payments (1)	32,643
Less: imputed interest	(6,769)
Present value of operating lease liabilities	$25,874

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $3.3 million of legally binding minimum lease payments for office leases signed but not yet commenced as of April 30, 2024. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets.

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

At April 30, 2024 and October 31, 2023, $94.4 million and $127.7 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At both April 30, 2024 and October 31, 2023, we had specific reserves for 10 identified mortgage loans, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Loan origination reserves, beginning of period	$2,059	$1,827	$2,013	$1,795
Provisions for losses during the period	56	45	102	77
Adjustments to pre-existing provisions for losses from changes in estimates	(81)	34	(81)	34
Loan origination reserves, end of period	$2,034	$1,906	$2,034	$1,906

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $85.6 million and $91.5 million, net of debt issuance costs, at April 30, 2024 and October 31, 2023, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $261.7 million and $331.6 million, respectively. The weighted-average interest rate on these obligations was 8.8% and 8.5% at April 30, 2024 and October 31, 2023, respectively, and the mortgage loan payments primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 31, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus the applicable margin of 2.125% to 2.375%. As of April 30, 2024 and October 31, 2023, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $36.8 million and $31.4 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on March 7, 2024 to extend the maturity date to March 5, 2025, and is a short-term borrowing facility that provides up to $50.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate or SOFR, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2024 and October 31, 2023, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $38.6 million and $41.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Flagstar Bank, N.A. ("Flagstar Master Repurchase Agreement") which is a short-term borrowing facility that provides up to $50.0 million through its maturity on January 10, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current SOFR, subject to a floor of 1.0%, plus the applicable margin ranging from 1.82% to 5.0% based on the type of loan and the number of days outstanding on the line. As of April 30, 2024, the aggregate principal of all borrowings outstanding under the Flagstar Master Repurchase Agreement was $6.3 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Flagstar Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2024, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2024 and October 31, 2023, were as follows:

	April 30,	October 31,
(In thousands)	2024	2023
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025 (1)	$-	$113,502
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	225,000	225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	430,000
Total Senior Secured Notes	$655,000	$768,502
Senior Notes:
13.5% Senior Notes due February 1, 2026	$90,590	$90,590
5.0% Senior Notes due February 1, 2040	90,120	90,120
Total Senior Notes	$180,710	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	$39,551	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$81,498	$81,498
Senior Secured Revolving Credit Facility (2)	$-	$-
Subtotal senior notes and credit facilities	$956,759	$1,070,261
Net (discounts) premiums	$(20,060)	$(14,563)
Unamortized debt issuance costs	$(3,742)	$(4,207)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$932,957	$1,051,491

(1) On November 15, 2023, K. Hovnanian redeemed all of its $113.5 million aggregate principal amount of 10.0% Senior Secured 1.75 Lien Notes due November 15, 2025.

(2) At April 30, 2024, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2024 (collectively, the "Notes Guarantors").

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the "Debt Instruments") outstanding at April 30, 2024, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Unsecured Term Loans") made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027 (the "Unsecured Term Loan Facility"), loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the "Secured Term Loan Facility") and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026 (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2024, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2024

On November 15, 2023, K. Hovnanian redeemed in full all of the $113.5 million aggregate principal amount of its 10.0% Senior Secured 1.75 Lien Notes due 2025 for a redemption price of $119.2 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $1.4 million for the six months ended April 30, 2024, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Condensed Consolidated Statement of Operations as "Gain on extinguishment of debt, net".

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

The 8.0 % Senior Secured 1.125 Lien Notes due 2028 (the "New 1.125 Lien Notes") have a maturity of September 30, 2028 and bear interest at a rate of 8.0% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.125 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to September 30, 2025 at a redemption price equal to 100% of their principal amount plus an applicable "Make Whole Amount". K. Hovnanian may also redeem some or all of the New 1.125 Lien Notes at 104.0% of their principal amount commencing on September 30, 2025, at 102.0% of their principal amount commencing on September 30, 2026 and at 100.0% of their principal amount commencing September 30, 2027. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.125 Lien Notes prior to September 30, 2025 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount.

The 11.75% Senior Secured 1.25 Lien Notes due 2029 (the "New 1.25 Lien Notes") have a maturity of September 30, 2029 and bear interest at a rate of 11.75% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.25 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to March 30, 2026 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. K. Hovnanian may also redeem some or all of the New 1.25 Lien Notes at 105.875% of their principal amount commencing on March 30, 2026, at 102.9375% of their principal amount commencing on September 30, 2027 and at 100.0% of their principal amount commencing on September 30, 2028. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.25 Lien Notes prior to March 30, 2026, with the net cash proceeds from certain equity offerings at 111.75% of their principal amount.

The Secured Term Loans bear interest at a rate equal to 10.0% per annum and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. At any time and from time to time prior to November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 102.5% of their principal amount and at any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount. On May 21, 2024, K. Hovnanian and the Notes Guarantors issued additional Secured Term Loans in private exchange transactions for certain of their unsecured debt obligations (See Note 22).

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

As of April 30, 2024, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the senior secured notes included (1) $188.7 million of cash and cash equivalents, which included $3.7 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $628.6 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $148.2 million.

Unsecured Obligations

The 13.5% Senior Notes due 2026 (the “13.5% 2026 Notes”) bear interest at 13.5% per annum and mature on February 1, 2026. Interest on the 13.5% 2026 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. The 13.5% 2026 Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to February 1, 2025, at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. At any time and from time to time on or after February 1, 2025, K. Hovnanian may also redeem some or all of the 13.5% 2026 Notes at a redemption price equal to 100.0% of their principal amount.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $3.6 million and $4.9 million letters of credit outstanding at April 30, 2024 and October 31, 2023, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At April 30, 2024 and October 31, 2023, the amount of cash collateral in these segregated accounts was $3.7 million and $5.1 million, respectively, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$50,836	$34,146	$74,740	$52,862
Less: preferred stock dividends	(2,669)	(2,669)	(5,338)	(5,338)
Less: undistributed earnings allocated to participating securities	(2,193)	(2,599)	(3,214)	(3,983)
Numerator for basic earnings per share	$45,974	$28,878	$66,188	$43,541
Plus: undistributed earnings allocated to participating securities	2,193	2,599	3,215	3,983
Less: undistributed earnings reallocated to participating securities	(2,194)	(2,600)	(3,215)	(3,987)
Numerator for diluted earnings per share	$45,973	$28,877	$66,188	$43,537
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,457	6,166	6,477	6,176
Effect of dilutive securities:
Stock-based payments	445	296	443	287
Denominator for diluted earnings per share – weighted-average shares outstanding	6,902	6,462	6,920	6,463
Basic earnings per share	$7.12	$4.68	$10.22	$7.05
Diluted earnings per share	$6.66	$4.47	$9.57	$6.74

In addition, 26 thousand and 67 thousand shares related to out-of-the money stock options, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the three and six months ended April 30, 2023, respectively, because to do so would have been anti-dilutive for the period. There were no shares related to out-of-the-money stock options for the three and six months ended April 30, 2024.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for each of the three and six months ended April 30, 2024 and 2023, respectively.

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

On August 4, 2008, the Board adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, January 18, 2021, and January 11, 2024, designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (“NOL”) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common Stock and Class B common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing shareholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board’s decision to adopt the Rights Plan may be terminated by the Board at any time prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2027, unless it expires earlier in accordance with its terms. The approval of the Board’s decision to initially adopt the Rights Plan and Amendments Nos. 1, 2 and 3 thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% shareholders and holders of Class B common stock, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

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

During the six months ended April 30, 2024, we repurchased 106,047 shares under the stock repurchase program, with a market value of $15.0 million, or $141.45 per share. During the six months ended April 30, 2023, we repurchased 118,478 shares under the stock repurchase program, with a market value of $4.8 million, or $40.51 per share. The repurchased shares were added to "Treasury stock" on our Condensed Consolidated Balance Sheet as of April 30, 2024 and 2023. As of April 30, 2024, $18.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three and six months ended April 30, 2024, we recorded income tax expense of $18.6 million and $27.2 million, respectively, and $12.0 million and $11.3 million for the same periods in the prior year, respectively. For both the three and six months ended April 30, 2024, and both prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy efficient home tax credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At April 30, 2024, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any valuation allowance.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Northeast	$199,087	$212,047	$390,527	$423,509
Southeast	128,787	101,050	234,797	174,844
West	361,234	374,001	639,691	589,735
Total homebuilding	689,108	687,098	1,265,015	1,188,088
Financial services	17,167	14,203	32,435	26,367
Corporate and unallocated	2,105	2,360	5,126	4,572
Total revenues	$708,380	$703,661	$1,302,576	$1,219,027
Income before income taxes:
Northeast	$31,730	$28,711	$67,639	$57,223
Southeast	27,067	14,848	41,942	26,471
West	35,597	28,219	56,189	38,108
Total homebuilding	94,394	71,778	165,770	121,802
Financial services	5,144	4,051	8,941	7,162
Corporate and unallocated (1)	(30,146)	(29,706)	(72,756)	(64,794)
Income before income taxes	$69,392	$46,123	$101,955	$64,170

(1)

Corporate and unallocated for the three months ended April 30, 2024, included corporate general and administrative expenses of $32.5 million, interest expense of $1.7 million (a component of Other interest in our Condensed Consolidated Statements of Operations) and $4.1 million of other income. Corporate and unallocated for the six months ended April 30, 2024, included corporate general and administrative expenses of $69.7 million, interest expense of $5.4 million, $0.9 million of other income and $1.4 million of gain on extinguishment of debt. Corporate and unallocated for the three months ended April 30, 2023, included corporate general and administrative expenses of $25.1 million, interest expense of $5.2 million and $0.6 million of other income. Corporate and unallocated for the six months ended April 30, 2023, included corporate general and administrative expenses of $50.6 million, interest expense of $11.8 million and $2.4 million of other expenses.

	April 30,	October 31,
(In thousands)	2024	2023

Assets:
Northeast	$580,881	$483,784
Southeast	298,069	286,701
West	779,012	733,318
Total homebuilding	1,657,962	1,503,803
Financial services	142,559	168,671
Corporate and unallocated	517,125	820,466
Total assets	$2,317,646	$2,492,940

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

During the second quarter of fiscal 2024, we contributed 11 communities we owned, including three active selling communities to a new unconsolidated joint venture for $53.8 million of net cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	April 30, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$136,247	$662	$136,909
Inventories	471,849	-	471,849
Other assets	383,937	-	383,937
Total assets	$992,033	$662	$992,695

Liabilities and equity:
Accounts payable and accrued liabilities	$541,790	$445	$542,235
Notes payable	144,877	-	144,877
Total liabilities	686,667	445	687,112
Equity of:
Hovnanian Enterprises, Inc.	148,251	210	148,461
Others	157,115	7	157,122
Total equity	305,366	217	305,583
Total liabilities and equity	$992,033	$662	$992,695
Debt to capitalization ratio	32%	0%	32%

	October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$127,547	$822	$128,369
Inventories	375,022	-	375,022
Other assets	380,989	-	380,989
Total assets	$883,558	$822	$884,380

Liabilities and equity:
Accounts payable and accrued liabilities	$524,586	$605	$525,191
Notes payable	101,126	-	101,126
Total liabilities	625,712	605	626,317
Equity of:
Hovnanian Enterprises, Inc.	96,281	210	96,491
Others	161,565	7	161,572
Total equity	257,846	217	258,063
Total liabilities and equity	$883,558	$822	$884,380
Debt to capitalization ratio	28%	0%	28%

As of April 30, 2024 and October 31, 2023, we had outstanding advances to unconsolidated joint ventures of $2.2 million and $1.4 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the six months ended April 30, 2024 and 2023, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$124,044	$-	$124,044
Cost of sales and expenses	(111,117)	-	(111,117)
Joint venture net income	$12,927	$-	$12,927
Our share of net income	$11,164	$-	$11,164

	Three Months Ended April 30, 2023
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$81,530	$-	$81,530
Cost of sales and expenses	(76,352)	(3)	(76,355)
Joint venture net income (loss)	$5,178	$(3)	$5,175
Our share of net income	$5,408	$-	$5,408

	Six Months Ended April 30, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$250,469	$-	$250,469
Cost of sales and expenses	(219,776)	-	(219,776)
Joint venture net income	$30,693	$-	$30,693
Our share of net income	$26,116	$-	$26,116

	Six Months Ended April 30, 2023
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$161,131	$-	$161,131
Cost of sales and expenses	(153,237)	(3)	(153,240)
Joint venture net income (loss)	$7,894	$(3)	$7,891
Our share of net income	$12,568	$-	$12,568

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the three and six months ended April 30, 2024 and 2023, respectively, we had investments in eight and seven unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended April 30, 2024, "Our share of net income" was less than the "Joint venture net income" due to three unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, partially offset by two unconsolidated joint ventures with increased income during the period for which we currently recognize a higher profit-sharing percentage based on the joint venture agreements. For the six months ended April 30, 2024, "Our share of net income" was less than the "Joint venture net income" due to four unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased income during the period for which we currently recognize a higher profit-sharing percentage based on the joint venture agreement. In addition, homebuilding joint venture net income for the three and six months ended April 30, 2024, was positively impacted by an unconsolidated joint venture that was generating income but such income did not impact our share of net income because we had previously written off our investment in such joint venture.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $4.2 million and $3.1 million for the three months ended April 30, 2024 and 2023, respectively, and $8.5 million and $6.7 million for the six months ended April 30, 2024 and 2023, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides companies with optional expedients to ease the potential accounting burden on contracts affected by the discontinuation of the London Interbank Offered Rate or another reference rate expected to be discontinued. This guidance was effective for the Company beginning on March 12, 2020 and we may elect to apply the amendments prospectively. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under ASC 848 from December 31, 2022 to December 31, 2024. We have implemented our transition away from LIBOR and the adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2024	2023

Mortgage loans held for sale (1)	Level 2	$97,075	$130,235

(1) The aggregate unpaid principal balance was $96.2 million and $130.4 million at April 30, 2024 and October 31, 2023, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $646.4 million at April 30, 2024. Loans in process for which interest rates were committed to the borrowers totaled $67.8 million as of April 30, 2024. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2024, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$82	$-	$-

Three Months Ended April 30, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$305	$(8)	$35

Six Months Ended April 30, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$884	$-	$-

Six Months Ended April 30, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$726	$(8)	$(2)

We did not have any assets measured at fair value on a nonrecurring basis during the six months ended April 30, 2024 and 2023, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Secured 1.125 Lien Notes due 2028, 11.75% Senior Secured 1.25 Lien Notes due 2029 and 5.0% Senior Notes due 2040 were a Level 2 measurement at April 30, 2024 due to recent trades for the same notes.

Fair Value as of April 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	232,191	-	232,191
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	478,900	-	478,900
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	93,650	93,650
5.0% Senior Notes due February 1, 2040	-	45,090	-	45,090
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	33,868	33,868
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	89,444	89,444
Total fair value	$-	$756,181	$216,962	$973,143

Fair Value as of October 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	113,843	-	113,843
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	-	230,690	230,690
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	476,655	-	476,655
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	95,062	95,062
5.0% Senior Notes due February 1, 2040	-	-	44,843	44,843
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	35,034	35,034
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	81,742	81,742
Total fair value	$-	$590,498	$487,371	$1,077,869

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at April 30, 2024 and October 31, 2023.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended April 30, 2024 and 2023, the services provided by such engineering firm to the Company totaled $0.3 million and $0.4 million, respectively. During the six months ended April 30, 2024 and 2023, the services provided by such engineering firm to the Company totaled $0.6 million and $0.8 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

22. Subsequent Events

On May 21, 2024, K. Hovnanian and the Notes Guarantors entered into certain exchange agreements, pursuant to which K. Hovnanian, the Notes Guarantors and affiliates of certain investment managers named therein (collectively in respect of the Exchange Agreements, the “Investors”) completed certain private exchanges (collectively, the “Exchanges”) of (i) approximately $64.0 million aggregate principal amount of 13.5% 2026 Notes and approximately $21.5 million in cash for approximately $42.5 million aggregate principal amount of additional Secured Term Loans, (ii) approximately $65.2 million aggregate principal amount of 5.0% 2040 Notes for approximately $31.4 million aggregate principal amount of additional Secured Term Loans and (iii) approximately $39.6 million aggregate principal amount of Unsecured Term Loans and approximately $10.0 million in cash for approximately $19.6 million aggregate principal amount of additional Secured Term Loans. Following the consummation of the Exchanges, there are $26.6 million aggregate principal amount of 13.5% 2026 Notes outstanding, $25.0 million aggregate principal amount of 5.0% 2040 Notes outstanding and no Unsecured Term Loans outstanding, in total equaling $51.6 million aggregate principal amount of indebtedness under these instruments outstanding (such amount, the “Remaining Unsecured Notes Amount”). As a result of the Exchanges, all outstanding obligations in respect of principal, interest and fees under the Unsecured Term Loan Facility and all commitments thereunder were terminated.
In connection with the Exchanges, K. Hovnanian, the Notes Guarantors and the Investors entered into the First Amendment to the Secured Term Loan Facility (the “First Amendment” and the Secured Term Loan Facility as amended, the “Amended Secured Term Loan Facility”), providing for, among other things, (i) the issuance of the $93.5 million of additional Secured Term Loans described above and (ii) certain other modifications and amendments, primarily related to indebtedness permitted to be incurred by K. Hovnanian and the Notes Guarantors thereunder, including providing that the interest rate on all the then outstanding Secured Term Loans shall be increased in certain circumstances when certain priority secured debt is issued, to a weighted-average rate that results from applying (x) an 11.75% per annum rate to the principal amount of the Secured Terms Loans equal to a specified aggregate principal amount of such priority secured debt and (y) a 10.0% per annum rate on the remaining principal amount of Secured Term Loans (the “Interest Rate Increase”). Additionally, the First Amendment provides for an uncommitted incremental term loan facility (term loans thereunder, “Incremental Term Loans”) in a maximum amount equal to the Remaining Unsecured Notes Amount. Incremental Term Loans, to the extent requested by K. Hovnanian and incurred in accordance with the Amended Secured Term Loan Facility, would be secured on an equal priority basis with the Secured Term Loans and would generally have the same terms as the Secured Term Loans. K. Hovnanian may request Incremental Term Loans for the sole purpose of exchanging the remaining outstanding principal amount of 13.5% 2026 Notes and 5.0% 2040 Notes into Incremental Term Loans, which Incremental Term Loans and exchange shall be subject to certain conditions as set forth in the Amended Secured Term Loan Facility. The Secured Term Loans will continue to bear interest at a rate equal to 10.0% per annum (subject to the Interest Rate Increase) and will mature on January 31, 2028. Following consummation of the Exchanges, the total outstanding principal amount of Secured Term Loans under the Secured Term Loan Facility is $175.0 million.

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

From January 2022 to October 2023, 30-year mortgage rates more than doubled. The sharp increase in interest rates, persistently high levels of inflation and doubt about the stability of the economy, negatively impacted housing demand beginning in the second half of fiscal 2022 and into fiscal 2023. During the first quarter of fiscal 2024, mortgage rates declined, which had a positive effect on our sales pace, but rates increased slightly again in the second quarter of fiscal 2024 and affordability generally remains challenging for homebuyers. We have been aggressive in our pricing, incentives and concessions in order to align with the current market.

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

The number of existing home sales listings remain at all-time low levels, which limits the supply of homes available for purchase, leading to increased demand for new homes, which leads to improved pricing power. There was strong demand for our homes in the first and second quarters of fiscal 2024 as compared to the same periods of the prior year, which led to a significant increase in net contracts and net contracts per average active selling community, as compared to the first half of fiscal 2023. We were able to increase net prices in approximately 37% and 59% of our communities during the first and second quarters of fiscal 2024, respectively.

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

Our cash position allowed us to spend $460.9 million on land purchases and land development for long-term growth during the six months ended April 30, 2024, and still have total liquidity of $310.7 million, including $182.0 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of April 30, 2024.

Information on our operating results for the three and six months ended April 30, 2024 are as follows:

● Sale of homes revenues increased to $686.9 million for the three months ended April 30, 2024 from $670.7 million for the three months ended April 30, 2023, and increased to $1.3 billion for the six months ended April 30, 2024 from $1.2 billion for the six months ended April 30, 2023. There was a 4.7% and 8.5% increase in the number of home deliveries for the three and six months ended April 30, 2024, respectively, compared to the prior year periods, partially offset by a decrease in average prices of 2.2% and 0.7% for the three and six months ended April 30, 2024, respectively, compared to the prior year periods. The decrease in average price was the result of the geographic and community mix of our deliveries.

● Gross margin dollars increased 12.1% and 12.4% for the three and six months ended April 30, 2024, respectively, as compared to the same periods of the prior year, and gross margin percentage increased to 19.5% and 18.9% for the three and six months ended April 30, 2024, respectively, from 17.8% and 18.1% for the three and six months ended April 30, 2023, respectively. Gross margin percentage, before cost of sales interest expense and land charges, increased from 20.9% for the three months ended April 30, 2023 to 22.6% for the three months ended April 30, 2024, and increased from 21.2% for the six months ended April 30, 2023 to 22.3% for the six months ended April 30, 2024. The increase in gross margin percentage was primarily due to a decrease in our base construction cost per square foot across all segments.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $79.0 million, or 11.2% of total revenues, in the three months ended April 30, 2024 compared with $75.5 million, or 10.7% of total revenues, in the three months ended April 30, 2023. For the six months ended April 30, 2024, Total SGA was $165.1 million, or 12.7% of total revenues, compared with $148.9 million, or 12.2% of total revenues, in the same period of the prior fiscal year. The increase in Total SGA dollars is primarily due an increase in compensation expense, mainly related to increased headcount and annual merit increases, along with grants of phantom stock awards under our 2019 and 2023 long-term incentive plans, for which expense is impacted by the change in our stock price each period.

● Other interest decreased to $9.0 million and $19.4 million for the three and six months ended April 30, 2024, respectively, from $14.5 million and $29.6 million for the three and six months ended April 30, 2023, respectively, primarily due to a reduction in principal of our senior notes as a result of redemptions during fiscal 2023 and the first quarter of fiscal 2024.

● Income before taxes increased to $69.4 million for the three months ended April 30, 2024 from $46.1 million for the three months ended April 30, 2023, and increased to $102.0 million for the six months ended April 30, 2024 from $64.2 million for the six months ended April 30, 2023. Net income increased to $50.8 million for the three months ended April 30, 2024 from $34.1 million for the three months ended April 30, 2023, and increased to $74.7 million for the six months ended April 30, 2024 from $52.9 million for the six months ended April 30, 2023. Net income for the first half of fiscal 2023 included a $6.2 million tax benefit from energy efficient home credits. Earnings per share, basic and diluted, increased to $7.12 and $6.66, respectively, for the three months ended April 30, 2024 compared to $4.68 and $4.47, respectively, for the three months ended April 30, 2023. Earnings per share, basic and diluted, increased to $10.22 and $9.57, respectively, for the six months ended April 30, 2024 compared to $7.05 and $6.74, respectively, for the six months ended April 30, 2023.

● Net contracts increased 2.4% and 16.5% for the three and six months ended April 30, 2024, respectively, compared to the same periods of the prior year primarily due to increased demand for new homes resulting from the low supply of existing homes for sale, lower mortgage rates than prior periods, job creation in the employment market and overall growth in the broader economy.

● Net contracts per average active selling community increased to 13.3 and 23.4 for the three and six months ended April 30, 2024, respectively, compared to 12.5 and 19.0 in the same periods of the prior year. The increase for the three and six months ended April 30, 2024 was due to the increase in net contracts discussed above.

● Contract backlog decreased from 2,318 homes at April 30, 2023 to 2,018 homes at April 30, 2024, and the dollar value of contract backlog decreased to $1.1 billion, a 14.7% decrease in dollar value compared to the prior year. The decreases were primarily attributable to a reduction in the number of active selling communities from 114 at April 30, 2023 to 109 at April 30, 2024. In addition, our backlog conversion ratio has increased from the prior year period due to our focus on having more QMI homes available to sell and deliver.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues increased (decreased) as follows:

	Three Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2024	2023	Change	Change
Homebuilding:
Sale of homes	$686,929	$670,708	$16,221	2.4%
Land sales and other revenues	4,284	18,750	(14,466)	(77.2)%
Financial services	17,167	14,203	2,964	20.9%

Total revenues	$708,380	$703,661	$4,719	0.7%

	Six Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2024	2023	Change	Change
Homebuilding:
Sale of homes	$1,260,565	$1,170,353	$90,212	7.7%
Land sales and other revenues	9,576	22,307	(12,731)	(57.1)%
Financial services	32,435	26,367	6,068	23.0%

Total revenues	$1,302,576	$1,219,027	$83,549	6.9%

Homebuilding: Sale of Homes

For the three and six months ended April 30, 2024, sale of homes revenues increased 2.4% and 7.7%, respectively, compared to the same periods in the prior year. The sale of homes revenue increased due to a 4.7% and 8.5% increase in homes delivered, respectively, slightly offset by a 2.2% and 0.7% decrease in the average price per home for the three and six months ended April 30, 2024, respectively, compared with the prior year periods. The average price per home decreased to $535,408 in the three months ended April 30, 2024 from $547,517 in the three months ended April 30, 2023. The average price per home decreased to $537,325 in the six months ended April 30, 2024 from $541,079 in the six months ended April 30, 2023. The decrease in average price was the result of the geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2024	2023	% Change	2024	2023	% Change
Consolidated total:
Housing revenues	$686,929	$670,708	2.4%	$1,260,565	$1,170,353	7.7%
Homes delivered	1,283	1,225	4.7%	2,346	2,163	8.5%
Average sales price	$535,408	$547,517	(2.2)%	$537,325	$541,079	(0.7)%

Unconsolidated joint ventures: (1)
Housing revenues	$120,249	$80,677	49.0%	$245,458	$159,347	54.0%
Homes delivered	182	121	50.4%	388	228	70.2%
Average sales price	$660,709	$666,752	(0.9)%	$632,624	$698,890	(9.5)%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $14.5 million and $12.7 million for the three and six months ended April 30, 2024, respectively, compared to the same periods in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were zero and one land sale in the three and six months ended April 30, 2024, respectively, and one and two land sales in the three and six months ended April 30, 2023, respectively. Land sales revenues decreased $15.1 million and $14.1 million during the three and six months ended April 30, 2024, respectively, compared to the same periods in the prior year.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2024	2023	2024	2023
Sale of homes	$686,929	$670,708	$1,260,565	$1,170,353
Cost of sales, excluding interest expense and land charges	531,385	530,759	979,833	921,722
Homebuilding gross margin, before cost of sales interest expense and land charges	155,544	139,949	280,732	248,631
Cost of sales interest expense, excluding land sales interest expense	21,543	20,521	41,441	35,522
Homebuilding gross margin, after cost of sales interest expense, before land charges	134,001	119,428	239,291	213,109
Land charges	237	137	539	614
Homebuilding gross margin	$133,764	$119,291	$238,752	$212,495
Homebuilding gross margin percentage	19.5%	17.8%	18.9%	18.1%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.6%	20.9%	22.3%	21.2%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	19.5%	17.8%	19.0%	18.2%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	68.0%	69.4%	67.9%	68.8%
Commissions	3.4%	3.5%	3.4%	3.4%
Financing concessions	2.3%	2.1%	2.4%	2.2%
Overheads	3.7%	4.1%	4.0%	4.4%
Total cost of sales, excluding interest expense and land charges	77.4%	79.1%	77.7%	78.8%
Cost of sales interest	3.1%	3.1%	3.3%	3.0%
Land charges	0.0%	0.0%	0.1%	0.1%

Homebuilding gross margin percentage	19.5%	17.8%	18.9%	18.1%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.6%	20.9%	22.3%	21.2%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	19.5%	17.8%	19.0%	18.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage increased to 19.5% and 18.9% for the three and six months ended April 30, 2024, respectively, compared to 17.8% and 18.1% for the prior year periods, respectively. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges increased to 22.6% and 22.3% for the three and six months ended April 30, 2024, respectively, compared to 20.9% and 21.2% for the three and six months ended April 30, 2023, respectively. The increase in gross margin percentage for the three and six months ended April 30, 2024 was primarily due to decreases in base construction costs per square foot across each of our segments.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2024	2023	2024	2023
Land and lot sales	$213	$15,284	$1,553	$15,613
Cost of sales, excluding interest	117	9,863	882	9,940
Land and lot sales gross margin, excluding interest	96	5,421	671	5,673
Land and lot sales interest expense	-	904	-	925
Land and lot sales gross margin, including interest	$96	$4,517	$671	$4,748

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $0.2 million and $0.1 million in expense for the three months ended April 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million during the six months ended April 30, 2024 and 2023, respectively. There were no inventory impairments during the three and six months ended April 30, 2024 and 2023. During the three and six months ended April 30, 2024 and 2023, we wrote-off residential land option, approval and engineering costs. Such write-offs occurred across each of our segments in the first half of fiscal 2024 and 2023, respectively.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $4.0 million to $46.5 million for the three months ended April 30, 2024 and decreased $2.9 million to $95.4 million for the six months ended April 30, 2024 compared to the same periods in the prior year. The decrease for the three and six months ended April 30, 2024 compared to the same periods in the prior year was primarily due to an increase in unconsolidated joint venture deliveries, as we receive a management fee on each delivery, which offsets our SGA expenses incurred.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community for the three and six months ended April 30, 2024 were 13.3 and 23.4, respectively, compared to 12.5 and 19.0 for the same periods in the prior year, respectively. Our reported level of sales contracts (net of cancellations) were impacted by an increase in customer demand partially due to the availability of QMI homes and our new design concepts.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2024	2023	2022	2021	2020
First	14%	30%	14%	17%	19%
Second	14%	18%	17%	16%	23%
Third		16%	27%	16%	18%
Fourth		25%	41%	15%	18%

                   The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2024	2023	2022	2021	2020
First	10%	16%	8%	11%	14%
Second	13%	16%	9%	9%	20%
Third		12%	8%	6%	21%
Fourth		13%	13%	6%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the second quarter of fiscal 2024 was 13%, which is equal to our historical normal rate. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions, although improving, still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2024	2023	2024	2023	2024	2023
Northeast:
Dollars	$326,975	$260,320	$575,728	$446,170	$538,053	$513,574
Number of homes	549	413	932	724	800	875

Southeast:
Dollars	$74,061	$132,954	$142,732	$215,145	$202,343	$351,392
Number of homes	164	275	274	439	435	626

West:
Dollars	$384,774	$392,418	$691,702	$539,505	$389,094	$459,819
Number of homes	799	789	1,433	1,102	783	817

Total:
Dollars	$785,810	$785,692	$1,410,162	$1,200,820	$1,129,490	$1,324,785
Number of homes	1,512	1,477	2,639	2,265	2,018	2,318

Contract backlog dollars decreased 14.7% as of April 30, 2024 compared to April 30, 2023, and the number of homes in backlog decreased 12.9% as of April 30, 2024 compared to April 30, 2023. The decrease in contract backlog dollars and number of homes as of April 30, 2024 compared to April 30, 2023 was primarily driven by our lower community count in the first half of fiscal 2024 as compared to the same period in the prior year and improved contract backlog conversion.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2024	2023	Variance	Variance %
Northeast
Homebuilding revenue	$199,087	$212,047	$(12,960)	(6.1)%
Income before income taxes	$31,730	$28,711	$3,019	10.5%
Homes delivered	331	358	(27)	(7.5)%
Average sales price	$597,305	$590,880	$6,425	1.1%

Southeast
Homebuilding revenue	$128,787	$101,050	$27,737	27.4%
Income before income taxes	$27,067	$14,848	$12,219	82.3%
Homes delivered	246	174	72	41.4%
Average sales price	$521,825	$579,914	$(58,089)	(10.0)%

West
Homebuilding revenue	$361,234	$374,001	$(12,767)	(3.4)%
Income before income taxes	$35,597	$28,219	$7,378	26.1%
Homes delivered	706	693	13	1.9%
Average sales price	$511,122	$516,981	$(5,859)	(1.1)%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2024	2023	Variance	Variance %
Northeast
Homebuilding revenue	$390,527	$423,509	$(32,982)	(7.8)%
Income before income taxes	$67,639	$57,223	$10,416	18.2%
Homes delivered	663	729	(66)	(9.1)%
Average sales price	$584,762	$579,436	$5,326	0.9%

Southeast
Homebuilding revenue	$234,797	$174,844	$59,953	34.3%
Income before income taxes	$41,942	$26,471	$15,471	58.4%
Homes delivered	441	315	126	40.0%
Average sales price	$530,605	$554,416	$(23,811)	(4.3)%

West
Homebuilding revenue	$639,691	$589,735	$49,956	8.5%
Income before income taxes	$56,189	$38,108	$18,081	47.4%
Homes delivered	1,242	1,119	123	11.0%
Average sales price	$514,389	$512,335	$2,054	0.4%

Homebuilding Results by Segment

Northeast - Homebuilding revenue decreased 6.1% for the three months ended April 30, 2024 compared to the same period in the prior year. The decrease for the three months ended April 30, 2024 was attributed to a 7.5% decrease in homes delivered, while average sales price was essentially flat with a 1.1% increase.

Income before income taxes increased $3.0 million to $31.7 million for the three months ended April 30, 2024 as compared to the same period in the prior year. This was primarily due to a $0.7 million increase in income from unconsolidated joint ventures and a $5.2 million decrease in SGA, while gross margin percentage was relatively flat.

Homebuilding revenue decreased 7.8% for the six months ended April 30, 2024 compared to the same period in the prior year. The decrease for the six months ended April 30, 2024 was attributed to a 9.1% decrease in homes delivered, while average sales price was essentially flat with a 0.9% increase.

Income before income taxes increased $10.4 million to $67.6 million for the six months ended April 30, 2024 as compared to the same period in the prior year. This was primarily due to a $9.5 million increase in income from unconsolidated joint ventures and a $4.8 million decrease in SGA, while gross margin percentage was relatively flat.

Southeast – Homebuilding revenue increased 27.4% for the three months ended April 30, 2024 compared to the same period in the prior year. The increase was due to a 41.4% increase in homes delivered, partially offset by a 10.0% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended April 30, 2024 compared to some communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment in the three months ended April 30, 2023, which were no longer delivering in the current year.

Income before income taxes increased $12.2 million to $27.1 million for the three months ended April 30, 2024 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, a $4.7 million increase in income from unconsolidated joint ventures and a slight increase in gross margin percentage.

Homebuilding revenue increased 34.3% for the six months ended April 30, 2024 compared to the same period in the prior year. The increase was due to a 40.0% increase in homes delivered, partially offset by a 4.3% decrease in average sales price.  The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in the six months ended April 30, 2024 compared to some communities for the six months ended April 30, 2023 that had higher priced, larger single family homes and townhomes in mid to higher-end submarkets, which were no longer delivering in the current year.

 Income before income taxes increased $15.5 million to $41.9 million for the six months ended April 30, 2024 compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above, and a $3.2 million increase in income from unconsolidated joint ventures, while gross margin percentage was relatively flat.

West – Homebuilding revenue decreased 3.4% for the three months ended April 30, 2024 compared to the same period in the prior year. The decrease was due to a $15.4 million decrease in land sales and other revenue, while average sales price was essentially flat with a 1.1% decrease. The decrease in homebuilding revenue was partially offset by a 1.9% increase in homes delivered.

Income before income taxes increased $7.4 million to $35.6 million for the three months ended April 30, 2024 compared to the same period in the prior year. This was primarily due to a $0.4 million decrease in SGA and an increase in gross margin percentage.

Homebuilding revenue increased 8.5% for the six months ended April 30, 2024 compared to the same period in the prior year. The increase was due to an 11.0% increase in homes delivered, while average sales price was essentially flat with a 0.4% increase. The increase in homebuilding revenue was partially offset by a $15.6 million decrease in land sales and other revenue.

Income before income taxes increased $18.1 million to $56.2 million for the six months ended April 30, 2024 compared to the same period in the prior year. The increase is primarily due to the increase in homebuilding revenue discussed above and an increase in gross margin percentage.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the six months ended April 30, 2024 and 2023, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 34.2% and 30.1%, respectively, of our total loans. For the six months ended April 30, 2024 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 69.2% to 65.5%, respectively. The origination of loans which exceed conforming conventions decreased from 0.7% to 0.3% for the six months ended April 30, 2024 compared to the same period in the prior year.

During the three and six months ended April 30, 2024 and 2023, financial services provided $5.1 million and $8.9 million of income before income taxes, respectively, compared to $4.1 million and $7.2 million for the same periods in the prior year, respectively. The increase in financial services income before income taxes for the three and six months ended April 30, 2024 compared to the same periods in the prior year was primarily due to an increase in the amount of loans closed and a slight increase in the average size of the loans settled. In the markets served by our wholly owned mortgage banking subsidiaries, 78.6% and 69.1% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2024 and 2023, respectively, and 78.7% and 66.6% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the six months ended April 30, 2024 and 2023, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $32.5 million for the three months ended April 30, 2024 compared to $25.1 million for the three months ended April 30, 2023 and increased to $69.7 million for the six months ended April 30, 2024 compared to $50.6 million for the six months ended April 30, 2023. The increase for the three months ended April 30, 2024 was primarily due to an increase in compensation expense, mainly related to increased headcount and annual merit increases. The increase for the six months ended April 30, 2024 was also impacted by increased expense related to grants of phantom stock awards under our 2019 and 2023 long-term incentive plans, for which expense is impacted by the change in our stock price each period. During the first half of fiscal 2024, equity awards including phantom stock were also granted under a new long-term incentive program, which increased stock compensation expense compared to the first half of fiscal 2023.

Other Interest

Other interest decreased $5.5 million to $9.0 million for the three months ended April 30, 2024 and decreased $10.2 million to $19.4 million for the six months ended April 30, 2024 compared to the same periods in the prior year, respectively. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore the portion of interest not covered by qualifying assets is directly expensed. Other interest decreased for the three and six months ended April 30, 2024, primarily due to a reduction in principal of our senior notes as a result of redemptions during fiscal 2023 and the first quarter of fiscal 2024.

Gain on Extinguishment of Debt, Net

                  On November 15, 2023, K. Hovnanian redeemed in full all of the $113.5 million aggregate principal amount of its 10.0% Senior Secured 1.75 Lien Notes due 2025 for a redemption price of $119.2 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $1.4 million for the six months ended April 30, 2024, including the write-off of unamortized premium, debt issuance costs and fees.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $5.8 million to $11.2 million for the three months ended April 30, 2024 and increased $13.5 million to $26.1 million for the six months ended April 30, 2024 compared to the same periods in the prior year, respectively. The increase for the three and six months ended April 30, 2024 compared to the same periods of the prior year was primarily due to the recognition of additional income from three of our unconsolidated joint ventures; because the joint venture partner achieved certain return hurdles, the Company was able to recognize a higher share of the unconsolidated joint ventures' income than it had in the prior year.

Income Taxes

Income tax expense for the three and six months ended April 30, 2024 was $18.6 million and $27.2 million, respectively, and $12.0 million and $11.3 million for the same periods in the prior year, respectively. The expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy efficient home tax credits. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss carryforwards. Income tax expense for the first half of fiscal 2023 included the benefit of lower income before income taxes and recording more energy efficient home tax credits for the period.

Capital Resources and Liquidity

Overview

Our total liquidity at April 30, 2024 was $310.7 million, including $182.0 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, the issuance of new debt and equity securities, and other financing activities. We may not be able to obtain desired financing even if market conditions, including then-current market available interest rates (in recent years, we have not been able to access the traditional capital and bank lending markets at competitive interest rates due to our highly leveraged capital structure), would otherwise be favorable, which could impact our ability to grow our business.

Operating, Investing and Financing Cash Flow Activities

We spent $460.9 million on land and land development during the first half of fiscal 2024, along with $113.5 million for the redemption of our 10.0% Senior Secured 1.75 Lien Notes due 2025. After land and land development spending and all other operating activities, including revenue received from deliveries, cash provided from operations was $0.1 million. During the first half of fiscal 2024, cash used in investing activities was $37.2 million, primarily due to a new joint venture entered into during the second quarter of fiscal 2024, along with spending on capitalized software, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $209.5 million during the first half of fiscal 2024, which in addition to the $113.5 million debt redemption mentioned above, was primarily due to net payments related to our mortgage warehouse lines of credit, net payments for land banking financings and model sale leaseback financings, net payments for nonrecourse mortgage financings, treasury stock purchases and the payment of preferred dividends. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2024 and 2023 were for operating expenses, land purchases, land deposits, land development, construction spending, investments in unconsolidated joint ventures, land banking transactions, state income taxes, debt reductions, interest payments, preferred dividends, treasury stock purchases and litigation matters. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2024 and October 31, 2023, were as follows:

	April 30,	October 31,
(In thousands)	2024	2023
Senior Secured Notes	$655,000	$768,502
Senior Notes	180,710	180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027	39,551	39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	81,498	81,498
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	(23,802)	(18,770)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$932,957	$1,051,491

(1) At April 30, 2024, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2024 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together with the Credit Facilities, the “Debt Instruments”) outstanding at April 30, 2024 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase (including through exchanges) common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Unsecured Term Loans") made under the Senior Unsecured Term Loan Credit Facility due February 1, 2027, loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028, and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026, or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Unsecured Term Loans, Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Unsecured Term Loans, Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2024, we believe we were in compliance with the covenants of the Debt Instruments.

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

See Notes 12 and 22 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of K. Hovnanian’s Credit Facilities, senior secured notes and senior notes, including information with respect to the collateral securing our secured Debt Instruments.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $85.6 million and $91.5 million, net of debt issuance costs, at April 30, 2024 and October 31, 2023, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $261.7 million and $331.6 million, respectively. The weighted-average interest rate on these obligations was 8.8% and 8.5% at April 30, 2024 and October 31, 2023, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2024 and October 31, 2023, we had an aggregate of $81.7 million and $110.8 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of these agreements.

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

During the six months ended April 30, 2024, we repurchased 106,047 shares under the stock repurchase program, with a market value of $15.0 million, or $141.45 per share, and during the six months ended April 30, 2023, we repurchased 118,478 shares, with a market value of $4.8 million, or $40.51 per share. As of April 30, 2024, $18.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for each of the three and six months ended April 30, 2024 and 2023, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $52.8 million to $150.7 million at April 30, 2024 compared to October 31, 2023. The increase was primarily due a new joint venture entered into during the second quarter of fiscal 2024, along with increases in our share of income recognized for three of our existing unconsolidated joint ventures during the period, partially offset by partner distributions. As of both April 30, 2024 and October 31, 2023, we had investments in seven unconsolidated homebuilding joint ventures and one unconsolidated land development joint venture. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, increased $149.4 million to $1.3 billion at April 30, 2024 compared to October 31, 2023. Total inventory, excluding consolidated inventory not owned, increased by $100.4 million in the West, $11.7 million in the Southeast and $37.3 million in the Northeast. The increases were primarily attributable to new land purchases and land development during the period, partially offset by home deliveries. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at April 30, 2024 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $81.6 million from October 31, 2023 to April 30, 2024. The decrease was primarily due to a decrease in land banking transactions, along with a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. On our Condensed Consolidated Balance Sheet, at April 30, 2024, inventory of $112.0 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $56.4 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from land banking transactions. We also sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. On our Condensed Consolidated Balance Sheet, at April 30, 2024, inventory of $31.2 million was recorded to “Consolidated inventory not owned,” with a corresponding amount of $30.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at April 30, 2024 compared to October 31, 2023 is attributable to acquiring new land parcels during the period, partially offset by delivering homes and terminating certain option agreements.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2024:

Northeast	39	3,475	13,379	16,854
Southeast	10	1,237	6,032	7,269
West	60	6,547	6,183	12,730

Consolidated total	109	11,259	25,594	36,853

Unconsolidated joint ventures (2)	25	3,311	3,073	6,384

Owned		6,015	1,242	7,257
Optioned		5,232	24,352	29,584
Construction to permanent financing lots		12	-	12

Consolidated total		11,259	25,594	36,853

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2023:

Northeast	41	4,096	10,065	14,161
Southeast	12	1,247	4,688	5,935
West	60	6,550	5,108	11,658

Consolidated total	113	11,893	19,861	31,754

Unconsolidated joint ventures (2)	18	2,797	2,609	5,406

Owned		6,114	1,223	7,337
Optioned		5,751	18,638	24,389
Construction to permanent financing lots		28	-	28

Consolidated total		11,893	19,861	31,754

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

	April 30, 2024			October 31, 2023

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	155	39	194	159	41	200
Southeast	92	23	115	99	16	115
West	542	41	583	570	24	594

Total	789	103	892	828	81	909

Started or completed unsold homes and models per active selling communities (1)	7.2	1.0	8.2	7.3	0.7	8.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 109 and 113 at April 30, 2024 and October 31, 2023, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $26.1 million to $142.6 million at April 30, 2024, compared to October 31, 2023. Financial services assets consist primarily of residential mortgage receivables held for sale of which $95.1 million and $127.6 million at April 30, 2024 and October 31, 2023, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2023 was primarily related to a decrease in the volume of loans originated during the second quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023, partially offset by an increase in the average loan value.

Financial services liabilities decreased $25.9 million to $122.3 million at April 30, 2024 compared to October 31, 2023. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

The annual rate of inflation in the United States was 3.4% in April 30, 2024, as measured by the Consumer Price Index, which is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 53.6% of our homebuilding cost of sales for the six months ended April 30, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we are able to hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2024, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of April 30, 2024 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	4/30/2024
Long term debt(1):
Fixed rate	$-	$-	$90,590	$39,551	$306,498	$520,120	$956,759	$973,143
Weighted average interest rate	-%	-%	13.50%	5.00%	8.53%	10.58%	9.97%

(1)	Does not include:
	●	the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
	●	$85.6 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
	●	our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2024.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2024. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On September 1, 2022, our Board of Directors authorized a repurchase program for up to $50.0 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of April 30, 2024, $18.0 million of our Class A common stock is available to be purchased under the stock repurchase program.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased of Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 1, 2024 through February 29, 2024	-	-	-	-
March 1, 2024 through March 31, 2024	71,208	$140.44	71,208	$22,977,756
April 1, 2024 through April 30, 2024	34,839	$143.52	34,839	$17,977,646

Item 5. OTHER INFORMATION

During the three months ended April 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10(a)*	Third Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 22, 2024).

10(b)	First Amendment to the Credit Agreement, dated as of May 21, 2024, in respect of the Credit Agreement, dated as of December 10, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 22, 2024).

Table of Content

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2024 and October 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2024 and 2023, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended April 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101).

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	May 31, 2024
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 31, 2024
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

