Form 10-K
period 2024-10-31
HOVNANIAN ENTERPRISES INC
filed 2024-12-18
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended October 31, 2024

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Nonaccelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $727,547,193.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,326,091 shares of Class A common stock and 729,354 shares of Class B common stock were outstanding as of December 12, 2024.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 27, 2025, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

2

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 375,000 homes, including 6,201 homes in fiscal 2024. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of three reportable segments: Northeast, Southeast and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

Excluding unconsolidated joint ventures, we are currently offering homes for sale in 130 communities in 27 markets in 13 states throughout the United States. We market and build homes for first-time buyers, move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $62,000 to $1,910,000 with an average sales price, including options, of $538,000 nationwide in fiscal 2024.

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

Human Capital

As of October 31, 2024, we employed 1,878 full-time associates of whom 1,211 were involved in our homebuilding operations, 171 were involved in our financial services operations and 496 were involved in our corporate operations. We do not have collective bargaining agreements relating to any of our associates.

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

We believe that talented associates are the Company’s greatest asset and play a key role in creating long-term value for our stakeholders. As of October 31, 2024, 17.1% of our associates had been with the Company for more than 15 years, and the average tenure of all associates was approximately 7.3 years. We understand that our ultimate success and ability to compete are significantly dependent on how well we identify, hire, train, and retain highly qualified personnel. We realize that each associate has a unique vision and their own special talents. We are committed to being an employer that fosters the growth of each associate, while building an inclusive and diverse workforce.

We believe that our focus on diversity and inclusion across the organization positions the Company to deliver innovation and growth. We have a diverse associate base comprised of 27.3% non-white associates as of October 31, 2024. Additionally, as of October 31, 2024, 43.6% of our associates were women, and women represent 38.5% of all associates in manager and more senior positions.

Promoting a diverse and inclusive work environment is a major priority at Hovnanian. In 2020, the Company formed a Diversity & Inclusion Committee that continues to be an important initiative. The committee is led by the CEO and comprised of members of senior leadership and associates in different functions throughout the organization representing various backgrounds. The objective of the committee is to advise on and evaluate the Company’s diversity and inclusion initiatives and to offer suggestions and guidance. All associates are required to take a diversity and inclusion training course on an annual basis. Those in leadership positions (representing approximately 21.8% of all associates) are required to participate in more extensive diversity and inclusion training sessions.

The Company is also a founding member of the Building Talent Foundation (“BTF”) whose mission is to advance the education, training and careers of people from underrepresented groups in the fields of skilled technical workers and as business owners in the residential construction industry. The Company actively utilizes BTF’s residential construction careers platform JobsToBuild to find new talent. In fiscal 2024, we extended our partnership and financial commitment with BTF for another two years.

Over the last three years, our leadership team has conducted quarterly Town Halls. These events have become a staple in the organization and serve as an opportunity for associates to hear from senior leadership candidly about our Company and directly ask questions of our CEO, CFO, Executive Vice President and Group Presidents. In fiscal 2023, the Company also introduced two new channels for engaging associates companywide, “Lunch & Learns” and “Coffee Chats”. The goal of these new platforms is to fuel our companywide objective to foster a culture of engagement and facilitate more two-way communication.

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

In light of the Company’s experience managing the novel coronavirus (“COVID-19”) pandemic and the recognition of the associated environmental benefits, the Company previously introduced a hybrid work schedule and continued its use throughout fiscal 2024, whereby most office associates may work two days a week from home. We believe this change to a hybrid work model promotes a healthier work and home life balance for our associates while simultaneously providing the environmental benefits of having fewer vehicles on the road. In addition to the weekly hybrid schedule, non-field associates can work remotely up to eight weeks a year.

We also have committed considerable resources to furthering our associates’ personal and professional growth. We have a repository of over 500 training modules/courses to facilitate these learning sessions in both in-person and virtual settings, including mandatory diversity, ethics, workplace harassment prevention, cybersecurity and safety training courses.

Corporate Offices and Available Information

Our corporate offices are located at 90 Matawan Road, Fifth Floor, Matawan, New Jersey 07747 (See Item 2 “Properties”). Our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available free of charge through our web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategies

As a result of the sharp increase in interest rates that began in fiscal 2022, we have shifted our focus to increasing the availability of quick-move-in homes (“QMI homes”). The rationale behind this shift in focus is that QMI homes provide our customers with more certainty on what their mortgage payments will be at closing. QMI homes also allow us to offer customers mortgage rate buydowns that would be cost prohibitive on homes with a longer time until delivery. QMI homes greatly reduce the complexity of choices for our customers and significantly increase efficiencies for our trades, construction and purchasing teams. Beginning in fiscal 2023, we began executing “Build-For-Rent” agreements to supplement our existing for sale business. The Build-For-Rent sales channel added incremental deliveries during fiscal 2023 and fiscal 2024, which allowed us to increase inventory turnover.

We remain focused on maintaining adequate liquidity and identifying investment opportunities that make economic sense in light of our current sales prices and sales paces. Our excess liquidity in fiscal years 2024, 2023 and 2022 allowed us to repurchase $113.5 million, $245.0 million and $100.0 million in aggregate principal of senior secured notes, respectively. Also, in May 2024, we completed a debt exchange resulting in a $75.3 million principal reduction of our senior notes and term loans which included an aggregate cash payment of $31.5 million. We also repurchased 188,800 shares of our Class A common stock with an aggregate market value of $26.5 million in fiscal 2024. In response to changing market conditions, we have been strategic in new land purchases at pricing that we believe will generate appropriate investment returns needed to sustain profitability. After the past several years of concentrating on debt reduction, in fiscal 2024 we shifted our focus back to growth as a focal point. The housing market continues to be driven by positive fundamentals and as a result we increased our lot count, community count and spending on land and land development during the year. In addition, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

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

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests on the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, we remain focused on attracting and developing quality associates. See “Human Capital” above for further discussion.

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

●

Where possible, we acquire land for future development through the use of land options, which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible takedown schedules rather than with an obligation to take down the entire parcel upon receiving regulatory approval. If we are unable to negotiate flexible takedown schedules, we will buy parcels in a single bulk purchase. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large inventory of land, while maintaining our ability to commence new developments during favorable market periods.

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2024, 2023 and 2022, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,800 lots, 3,838 lots and 5,121 lots, respectively, out of 39,059 total lots, 28,227 total lots and 27,617 total lots, respectively, under option, resulting in charges to income before taxes of $1.6 million, $1.5 million and $5.7 million, respectively.

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

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. Historically, a majority of our single-family detached homes were constructed after the signing of a sales contract and mortgage approval was obtained, which limits the buildup of inventory of unsold homes and the costs of maintaining and carrying that inventory. Beginning in fiscal 2022 and continuing through fiscal 2024, we have increased our inventory of QMI homes in connection with our current business strategy discussed above.

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Due to the COVID-19 pandemic, we experienced construction delays from shortages in the supply of materials, as well as labor shortages in all of our markets. The impact and the particular materials associated with the delays varied from market to market. We have improved our cycle times since the beginning of fiscal 2023 by approximately 30 days but are still currently experiencing increased construction cycle times of 30-45 days over our pre-pandemic average in many of our markets. We cannot predict the extent to which shortages in necessary materials or labor will re-occur in our markets in the future.

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. We have also started offering curated “Looks” packages for customers to select, rather than a large number of a la carte options. This approach has continued to expand and provides customers with a more streamlined selection process and allows us to be more efficient in purchasing, sales and construction.

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

During the year ended October 31, 2024, for the markets in which our mortgage subsidiaries originated loans, 25.1% of our home buyers paid in cash and 79.4% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2024 were 64.0% conforming conventional loans and 35.4% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 0.6% of our loan originations represented loans which exceeded conforming conventions.

We sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water, and drainage facilities, recreational facilities, and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from two to 24 individual homes per building, together with recreational amenities, such as swimming pools, tennis courts, clubhouses, open areas and tot lots.

Information on housing revenues, homes delivered and average sales price by segment for the year ended October 31, 2024, is set forth below:

(Housing revenues in thousands)	Housing Revenues	Homes Delivered	Average Sales Price
Northeast	$1,007,596	1,646	$612,148
Southeast	447,804	878	510,027
West	1,420,088	2,824	502,864
Consolidated total	$2,875,488	5,348	$537,675
Unconsolidated joint ventures(1)	$539,028	853	$631,920

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

Net Sales Contracts

The dollar value of our net sales contracts, excluding unconsolidated joint ventures, was $2.8 billion and $2.5 billion for the years ended October 31, 2024 and 2023, respectively, and the number of homes contracted increased 11.6% to 5,186 in fiscal 2024 from 4,647 in fiscal 2023.

 Information on the dollar value of net sales contracts by segment for the years ended October 31, 2024 and 2023, is set forth below:

			Percentage of
(In thousands)	2024	2023	Change
Northeast	$1,114,885	$937,153	19.0%
Southeast	279,431	445,970	(37.3)%
West	1,367,203	1,126,011	21.4%
Consolidated total	$2,761,519	$2,509,134	10.1%
Unconsolidated joint ventures(1)	$627,714	$359,478	74.6%

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

Active Selling Communities

We ended fiscal 2024 with 130 active selling communities as compared to 113 active selling communities at October 31, 2023. The average number of active selling communities increased to 119 for fiscal 2024 from 114 for fiscal 2023.

Information on our active selling communities by segment as of October 31, 2024, is set forth below. Contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	49	7,376	2,572	782	4,022
Southeast	16	2,647	1,110	239	1,298
West	65	10,071	4,066	628	5,377
Total	130	20,094	7,748	1,649	10,697

(1)	Includes 430 home sites under option.
(2)	Of the total remaining homes available, 1,106 were under construction or completed (including 85 models and sales offices), and 6,601 were under option.

Backlog

At October 31, 2024 and 2023, including domestic unconsolidated joint ventures, we had a backlog of signed contracts for 2,052 homes and 2,196 homes, respectively, representing a 6.6% decrease, with sales values aggregating $1.2 billion and $1.3 billion, respectively. Our focus on QMI homes continues to result in higher backlog conversion. Additionally at October 31, 2024 and 2023, we had a backlog of signed contracts for 276 homes and 50 homes, respectively, from our unconsolidated joint venture in the Kingdom of Saudi Arabia. The majority of our backlog at October 31, 2024 is expected to be completed and closed within the next six to nine months.

Current base prices for our homes in contract backlog at October 31, 2024, range from $62,000 to $1,910,000 in the Northeast, from $276,000 to $1,177,000 in the Southeast and from $250,000 to $880,000 in the West.

At November 30, 2024 and 2023, our backlog of signed contracts, including domestic unconsolidated joint ventures, was 2,111 homes and 2,158 homes, respectively, with sales values aggregating $1.3 billion for both periods. Additionally at November 30, 2024 and 2023, we had a backlog of signed contracts for 20 homes for both periods, from our unconsolidated joint venture in the Kingdom of Saudi Arabia. For information on our backlog excluding unconsolidated joint ventures, see the contract table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Homebuilding: Key Performance Indicators.”

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2024, exclusive of active selling communities and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 41,895 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value (1)(2)
Northeast:
Under option	126	14,570	$1,131,465	$52,083
Owned	7	206		$7,861
Total	133	14,776		$59,944
Southeast:
Under option	43	5,300	$388,777	$37,110
Owned	11	324		$39,249
Total	54	5,624		$76,359
West:
Under option	71	8,358	$712,510	$88,173
Owned	11	791		$37,629
Total	82	9,149		$125,802
Totals:
Under option	240	28,228	$2,232,752	$177,366
Owned	29	1,321		$84,739
Combined total	269	29,549		$262,105

(1)

Properties under option also includes costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2024, option fees and deposits were $125.0 million. As of October 31, 2024, we spent an additional $52.4 million in nonrefundable predevelopment costs on such properties, including properties not under option but under evaluation.

(2)	The book value for properties under option includes land banking costs of $23.6 million, which is included in “Consolidated inventory not owned” on our Consolidated Balance Sheets.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. During a declining homebuilding market, we typically decide to “mothball” (or stop development on) certain communities where we have determined that current market conditions do not justify further investment at that time. When we decide to mothball a community, the inventory is reclassified on our Consolidated Balance Sheets from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.

Raw Materials

The homebuilding industry has from time-to-time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or other important raw materials has resulted in the past, and could result in the future, in start or completion delays or increases to the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Labor and material shortages that were initially due to the COVID-19 pandemic have improved. For example, we previously experienced a significant rise in lumber prices caused by supply chain issues, but due to increased availability prices began to decrease during the second half of fiscal 2022 and into fiscal 2024. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future.

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

Turmoil in the financial markets can affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and letters of credit may not be issued under our senior secured revolving credit facility. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

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

The homebuilding industry is vulnerable to raw material and labor shortages and has from time-to-time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have also experienced price fluctuations and increased labor costs, particularly over the prior two fiscal years, before stabilizing in the current fiscal year, as a result of a sharp rise in inflation across the United States. The cost and availability of labor may be adversely affected by changes in immigration laws and trends in labor migration. In addition, increased demand could increase material and labor costs. Although much improved during the current fiscal year, we continued to experience some construction delays due to shortages in the supply of certain materials, as well as labor and subcontractor shortages in our markets. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total contract or delivery volumes.

Interest rates increased substantially in fiscal years 2022 and 2023 and remained volatile in 2024 leading to uncertainty in the market about the direction rates will go in the future. Because the large majority of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could considerably impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

The large majority of our customers finance their acquisitions through lenders providing mortgage financing. Mortgage rates, up until recently, had been historically low, which made the homes we sell more affordable. Despite the Federal Reserve lowering interest rates in September and November 2024, mortgage rates have significantly increased since the beginning of fiscal year 2022 as a result of the Federal Reserve raising interest rates in an effort to curtail inflation during fiscal years 2023 and 2022. When interest rates increase, the cost to own a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes. We cannot predict whether interest rates will rise further, or the paces of any increases, but additional increases would likely have a considerable impact on housing demand.

Increases in interest rates (or the perception that interest rates will rise, including as a result of government actions), have, and could in the future, increase the costs to obtain mortgages, decrease the availability of mortgage financing have, and lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations or as a result of instability in the banking sector) could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our Consolidated Financial Statements.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and by increasing mortgage rates for homebuyers.

Inflation can adversely affect us by increasing costs of land, materials and labor, which we experienced in fiscal years 2023 and 2022 due to a historic rise in interest rates. In addition, as discussed above, elevated levels of inflation accompanied by higher interest rates has caused in the past, and could in the future cause, a slowdown in the housing market. In an inflationary environment, such as the economic environment we have experienced recently, depending on the homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. In an effort to counteract such inflationary pressures and maintain sales volumes in light of these challenges, we have offered increased sales incentives and mortgage rate buydowns for qualifying homebuyers, which reduces our profit margins. These measures may not be successful and if inflationary pressures remain an obstacle and do not continue to moderate, this could further impact our profitability.

A significant downturn in the homebuilding industry could materially and adversely affect our business.

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal 2007 through 2011. Further, we had substantially increased our inventory through fiscal 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. During the second half of fiscal 2022 and into fiscal 2023, we experienced a decrease in housing demand due to a sharp increase in mortgage rates, a substantial increase in home prices resulting from the COVID-19 pandemic, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which adversely impacted buyer sentiment and behavior.

The homebuilding industry is significantly affected by changes in weather and other environmental conditions and resulting governmental regulations and increased focus by stakeholders on sustainability issues.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other environmental conditions have harmed us in the past, and may harm us in the future. During fiscal 2024, we experienced disruptions from Hurricane Beryl in Texas, our largest state in terms of deliveries. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and adversely impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increasing cost of operations and also impacting our sales and construction activity in affected markets during the related time periods. Additionally, other coastal areas where we operate face increased risks of adverse weather or natural disasters.

In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations. These concerns have also resulted in increasing government, investor and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for the Company, including with respect to our compliance and ethics programs, may alter the environment in which we do business, and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. We incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write-off the value of these options. Inventory carrying costs, including the costs of holding QMI homes, can be significant and can result in losses in a poorly performing project or market. Land options also often include interest or other cost increase provisions which cause us to incur additional costs in the case of delays in land development and/or longer land takedown periods. The assessment of communities for indicators of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.”

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

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons related to state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell their current home, or our inability to complete and deliver the new home within the specified time. At October 31, 2024, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,328 homes with a sales value aggregating $1.3 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The “Tax Cuts and Jobs Act” (“TCJA”) which was signed into law in December 2017 included provisions which impose significant limitations with respect to these income tax deductions. For instance, through the end of 2025, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is now generally limited to $10,000. Furthermore, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage and there is no longer a federal deduction for interest on home equity loans. It is unclear whether the provisions of the TCJA described above will be allowed to expire at the end of 2025, which would cause a reversion to the provisions in effect prior to the TCJA, or whether some or all of such provisions will be extended beyond 2025 by future legislation. In addition, if the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours, particularly in states with higher state income taxes or home prices, such as in California and New Jersey. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

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

In addition, the homebuilding industry has been subject to increasing consolidation, which could result in existing competitors increasing their market share, create new competitors through business combinations and/or result in stronger competitors. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict how industry consolidation will affect us.

The competitive conditions in the homebuilding industry together with current market conditions have caused, and could continue to result in, difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales; delays in construction; or impairment of our ability to implement our strategies and operational actions. Any of these challenges could increase costs and/or lower profit margins.

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

We use information technology (“IT”), digital telecommunications and other computer resources to conduct important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through phishing attempts, data-theft and cyber-attack), ransomware attacks, usage errors by our associates or other business partners or outside service providers, and catastrophic events, such as fires, floods, hurricanes and tornadoes. Cyber-attacks and other security threats could originate from a wide variety of external sources, including cyber-criminals, nation-state hackers, hacktivists and other outside parties. Cyber-attacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, and other business partners and outside service providers.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved. We maintain cybersecurity insurance coverage, which may not fully cover the costs related to cyber or other security threats or disruptions, and have implemented systems and processes intended to secure our IT systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies as well as prevent the diversion or theft of company funds through various forms of social engineering. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These measures, which require ongoing monitoring and updating as technologies change and efforts to overcome security measures are continually evolving and have become increasingly sophisticated, are costly and may not be effective in preventing or mitigating significant negative occurrences or irregularities in our systems or those of third parties on whose systems we rely. In addition, cyber-attacks or other security breaches may persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of a cyber-attack or other security breach. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, our efforts to maintain the security and integrity of our IT networks and related systems may not be effective and attempted security breaches or disruptions could be successful or damaging.

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

Our business could be adversely affected by unstable economic and political conditions within the United States, instability in foreign jurisdictions and geopolitical conflicts. While we do not have any customer or direct supplier relationships in any of the foreign countries or regions involved in the current military conflicts, any related sanctions, export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, a new public health crisis such as a major epidemic or pandemic, such as COVID-19, could cause multiple disruptions in our supply chain and result in shortages in certain building materials and tightness in the labor market, which could cause our construction cycle times to lengthen. Such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Risks Related to Our Debt and Liquidity

Our high leverage may restrict our ability to operate, prevent us from fulfilling our obligations, and adversely affect our financial condition.

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2024, including the debt of the subsidiaries that guarantee our debt, was $881.6 million ($896.2 million net of discounts, premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2024.

●

Our debt service payments for the year ended October 31, 2024, were $291.4 million, which represented interest incurred and payments on the principal of our debt and does not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries or fees under our letters of credit and other credit facilities and agreements.

As of October 31, 2024, we had an aggregate of $2.6 million outstanding under various letters of credit and other credit facilities and agreements, certain of which were collateralized by $3.2 million of cash. Our fees for these letters of credit for the year ended October 31, 2024, which are based on both the used and unused portion of the facilities and agreements, were $0.1 million. We also had substantial contractual commitments and contingent obligations, including $225.7 million of performance bonds as of October 31, 2024. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal 2024 and 2023 was $23.6 million and $435.3 million, respectively. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If there is a sustained decline in market conditions in the homebuilding industry over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain letters of credit.

Our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, letters of credit may not be issued under our senior secured revolving credit facility, and we may need additional letters of credit above the amounts provided under these stand-alone facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

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

The indentures governing our outstanding debt securities and the agreements governing our credit facilities impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence, creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets (including in certain land banking transactions), cash distributions, (including paying dividends on common and preferred stock), capital stock repurchases, and investments by us and certain of our subsidiaries (including in joint ventures). Because of these restrictions, we could be prohibited from paying dividends.

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

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. In addition, some of these laws and regulations that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the Environmental Protection Agency (“EPA”) and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other requirements that may take effect, may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

We may be liable for claims for damages as a result of use of hazardous materials.

As a homebuilding and land development business with a wide variety of historical homebuilding, land development, and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous, to contain hazardous materials, or to be associated with mold. Any such claims may adversely affect our business, prospects, financial condition or operating results. Insurance coverage for such claims may be limited or non-existent.

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

As a company conducting business with physical operations throughout the U.S., we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

Risks Related to Our Organization and Structure

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2024, we had invested an aggregate of $142.9 million in these unconsolidated joint ventures, including outstanding net advances to these unconsolidated joint ventures of $2.4 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing all such desirable opportunities because the indentures governing our outstanding debt securities and agreements governing our credit facilities impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

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

The combined ownership of members of the Hovnanian family, including Ara K. Hovnanian, our Chairman of the Board, President, and Chief Executive Officer, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock, enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. Such holdings represented approximately 58% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock combined as of October 31, 2024. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our financial performance in prior years, we generated a federal net operating loss carryforward of $398.8 million through the year ended October 31, 2024, and we may generate net operating loss carryforwards in future years.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 1C

CYBERSECURITY

Risk Management and Strategy

As part of our Enterprise Risk Management function, which is led by our Chief Financial Officer, we have implemented processes to assess, identify and manage material risks facing the Company, including from cyber threats. In fulfilling his Enterprise Risk Management responsibilities, our Chief Financial Officer collaborates closely with members of senior management and others, including outside experts. Our cybersecurity program maps to standards published by The National Institute of Standards and Technology. We believe that our processes provide us with a comprehensive assessment of potential cyber threats. On a regular basis, we conduct scans, penetration tests and vulnerability assessments of our systems. Our processes to assess, identify and manage the material risks from cyber threats includes risks arising from threats associated with third-party service providers, including cloud-based platforms.

We have developed a robust Cybersecurity Incident Response Plan which provides a documented framework for assessing cyber threats, managing high severity security incidents and facilitating coordination across multiple platforms throughout the Company and with outside agencies like the Federal Bureau of Investigation. Our cybersecurity team uses advanced tools to constantly monitor emerging threats and respond to potential cybersecurity incidents. In addition, we periodically perform simulations and drills, including tabletop exercises, aimed at evaluating the Company’s cybersecurity preparedness.

Internally, we have a Cybersecurity Awareness Program which includes annual training that reinforces our information technology and security policies, standards and practices. Our annual training includes education on how to identify potential cybersecurity risks and ways to protect our resources and information. This training is mandatory for all associates on an annual basis, and it is supplemented by testing initiatives, including periodic phishing tests. In addition, we distribute ongoing educational communications, such as newsletters on cybersecurity awareness and hot topics, throughout the year. We also provide additional specialized security training for our cybersecurity operations team, including attendance at cybersecurity conferences and training seminars, breach simulation exercises and personal accreditation training.

From time to time, we engage third-party vendors or service providers to enhance our risk mitigation efforts. For instance, we have periodically engaged an independent cybersecurity advisor to lead a live cybersecurity crisis simulation exercise with our senior management to prepare for a possible cybersecurity incident. In addition, we have engaged other outside assessors, consultants and third parties in connection with enhancing our cybersecurity program. We purchase insurance to protect us against the risk of cybersecurity breaches. Our Enterprise Risk Management function, along with our insurance broker, are responsible for our insurance programs and on a consistent basis our cybersecurity insurance policies are reviewed to assess whether we have appropriate coverage. Enterprise Risk Management also presents updates on our cybersecurity liability insurance to our Board of Directors, including industry claims data and benchmarking.

To date, risks from cybersecurity threats have not materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. That said, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. No matter how well designed or implemented the Company’s cybersecurity controls are, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See Item 1A “Risk Factors — Information technology failures and data security breaches could harm our business.”

Governance

Role of the Board

Our Enterprise Risk Management function is part of our Board of Directors’ overall risk management oversight process, which includes regular meetings to identify and evaluate both short and long-term risks and develop plans to manage such risks effectively. In addition, our Board of Directors established a Cybersecurity Subcommittee of the Corporate Governance and Nominating Committee of the Board of Directors in fiscal 2018 that receives regular updates from our cybersecurity operations team to assess the primary cybersecurity risks facing the Company, including, among other things, the status of projects to strengthen our information security systems, results of assessments performed as part of our Cybersecurity Awareness Program, the measures the Company is taking to mitigate cybersecurity risks and our views of the emerging threat landscape. Reports from outside experts who have been engaged by the Company to review and advise on cybersecurity preparedness are also shared with the Cybersecurity Subcommittee. The Cybersecurity Subcommittee regularly reports to the Board of Directors on the oversight work the subcommittee has performed.

Additionally, the Audit Committee of the Board of Directors is responsible for the primary oversight of our Enterprise Risk Management function, which includes an evaluation of cybersecurity risks and threats. In addition to the updates the Cybersecurity Subcommittee provides the Board of Directors, the Board of Directors and Audit Committee receive regular updates from management, including the Chief Information Officer and members of his team, as to changes in our cybersecurity risk profile and/or significant newly identified risks. Our Chief Financial Officer reports directly to both the Audit Committee as well as our Chairman, Chief Executive Officer and President and is responsible for reporting to each on our Company-wide Enterprise Risk Management function.

Role of Management

Our Chief Information Officer, together with our cybersecurity operations team, maintains 24/7 monitoring and is responsible for the day-to-day procedures related to our cybersecurity risks. We have established an Executive Incident Response Team, which includes our Chief Financial Officer, Chief Information Officer, Vice President, Risk Management, Vice President, Corporate Counsel and other senior officers, which meets at least bi-annually to review our cybersecurity posture and discuss information security matters. The Executive Incident Response Team has primary oversight responsibility for assessing and managing technology and operational risk, including but not limited to, information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks.

We use our Cybersecurity Incident Response Plan as part of the process to keep our management, Board of Directors, Audit Committee and Cybersecurity Subcommittee informed about, and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The policy is a set of coordinated procedures and tasks that our cybersecurity operations team, under the direction of the Chief Information Officer, executes with the goal of preventing cyber incidents through early detection. In the event there is a cybersecurity incident, the framework is designed to help mitigate the impact and ensure a timely and accurate response. Our cybersecurity framework includes regular assessments to ensure we are following our internal policies and standards, as well as applicable state and federal statutes or regulations. In addition, we validate compliance with our internal data security controls through the use of security monitoring utilities and internal and external audits.

Our Cybersecurity management team has extensive experience in the information technology area, including cybersecurity. In particular, our Chief Information Officer has over 25 years of experience managing information technology systems and eight years of experience leading cybersecurity initiatives in the information security area.

ITEM 2

PROPERTIES

We rent approximately 62,000 square feet of office space for our corporate headquarters and own 215,000 square feet of office and warehouse space in the Northeast. We lease approximately 278,000 square feet of space for our segments located in the Northeast, Southeast and West.

ITEM 3

LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingent Liabilities” in Note 18 to our Consolidated Financial Statements included elsewhere in this Annual report on Form 10-K, which is incorporated by reference into this Item 3.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 199 stockholders of record at December 12, 2024. There is no established public trading market for our Class B common stock, which was held by 148 stockholders of record at December 12, 2024. If a stockholder desires to sell shares of Class B common stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A common stock at a one-to-one conversion rate.

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

The following graph compares the five-year cumulative total return of our Class A common stock with the Standard & Poor’s (“S&P”) 500 Index and the S&P Homebuilding Index. The graph assumes $100 invested on October 31, 2019 in our Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, and the reinvestment of all dividends.

The stock price performance shown on the following graph is not necessarily indicative of future stock performance.

Source: Standard & Poor’s, a division of S&P Global.

	10/19	10/20	10/21	10/22	10/23	10/24

Hovnanian Enterprises, Inc.	100.00	126.63	335.96	160.81	277.03	701.91
S&P 500	100.00	109.71	156.79	133.88	147.46	203.52
S&P Homebuilding	100.00	117.37	155.67	132.48	186.63	310.37

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

The following tables and related discussion set forth key operating and financial data for our homebuilding and financial services operations as of and for the fiscal years ended October 31, 2024 and 2023. For similar operating and financial data and discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended October 31, 2023, which was filed with the SEC on December 18, 2023.

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

From January 2022 to October 2023, 30-year mortgage rates more than doubled. The sharp increase in interest rates, persistently high levels of inflation and doubt about the stability of the economy, negatively impacted housing demand beginning in the second half of fiscal 2022 and into fiscal 2023. During the first quarter of fiscal 2024, mortgage rates declined, which had a positive effect on our sales pace. Rates fluctuated for the remainder of fiscal 2024 and affordability generally remains challenging for homebuyers. We have been aggressive in our pricing, incentives and concessions in order to align with the current market.

We continue to use our increased inventory of quick move-in homes (“QMI homes”) to help meet buyers’ needs for more affordable housing in the recent uncertain interest rate environment. The time between contract signing and closing is shorter with a QMI home as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. The availability of QMI homes also allows us to offer mortgage interest rate buydown assistance, which is a tool we offer through our wholly-owned mortgage banking subsidiary (“K. Hovnanian Mortgage”), to help ease the impact of higher monthly payments from rising interest rates. We pay the cost of interest rate buydowns for customers that qualify through K. Hovnanian Mortgage and decide to use the program. The level of interest rate based incentives utilized differs across our markets and is one of several available options we use to drive sales and close homes.

The number of existing home sales listings are at all-time low levels, which limits the supply of homes available for purchase, leading to increased demand for new homes, which leads to improved pricing power. During fiscal 2024, there was stronger demand for our homes as compared to the prior year, which led to a significant increase in net contracts and net contracts per average active selling community. We were able to increase net prices in approximately 34% of our communities during the fourth quarter of fiscal 2024.

There still remains a great degree of uncertainty due to inflation, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. While we continue to experience some lingering supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, make it difficult to predict how strongly our business will be impacted by these external factors over fiscal 2025 and beyond.

Our cash position allowed us to spend $995.4 million on land purchases and land development for long-term growth during fiscal 2024, and still have total liquidity of $338.2 million, including $210.0 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of October 31, 2024.

Additional information on our results for the year ended October 31, 2024 were as follows:

● For the year ended October 31, 2024, sale of homes revenues increased 9.3% as compared to the prior year, primarily due to a 9.6% increase in homes delivered, partially offset by a 0.3% decrease in average sales price. The increase in deliveries in fiscal 2024 was primarily the result of a 15.0% increase in community count as well as an increase in QMI contracts.

● Homebuilding gross margin percentage decreased from 19.6% for the year ended October 31, 2023 to 18.7% for the year ended October 31, 2024, and homebuilding gross margin percentage, before cost of sales interest expense and land charges, decreased from 22.7% for the year ended October 31, 2023 to 22.0% for the year ended October 31, 2024. The decreases were primarily due to the increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

● Selling, general and administrative expenses (including corporate general and administrative) increased $37.5 million for the year ended October 31, 2024 as compared to the prior year, however, as a percentage of total revenue, such costs were relatively flat at 11.4% for the year ended October 31, 2024 compared to 11.1% for the year ended October 31, 2023. The increase was primarily due to an increase in advertising expenses and compensation expense, mainly related to increased headcount and annual merit increases, along with grants of phantom stock awards under our 2019, 2023 and 2024 long-term incentive plans, for which expense is impacted by the change in our stock price each period. The increase in headcount is in preparation for growth in community count and deliveries in fiscal 2025.

● Other interest decreased to $30.8 million for the year ended October 31, 2024 from $54.1 million for the year ended October 31, 2023, primarily due to a reduction in principal of our senior notes as a result of redemptions during fiscal 2023 and the first quarter of fiscal 2024, and the debt exchange executed in the third quarter of fiscal 2024.

● Income before income taxes increased to $317.1 million for the year ended October 31, 2024 from $256.0 million for the year ended October 31, 2023. Net income increased to $242.0 million for the year ended October 31, 2024 from $205.9 million for the year ended October 31, 2023. Net income for the years ended October 31, 2024 and 2023, included gains of $45.7 million and $19.1 million, respectively, from the consolidation of previously unconsolidated joint ventures. Net income for the year ended October 31, 2023 included a $25.6 million loss on extinguishment of debt.

● Earnings per share, basic and diluted, increased to $34.40 and $31.79, respectively, for the year ended October 31, 2024, compared to earnings per share, basic and diluted of $28.76 and $26.88, respectively, for the year ended October 31, 2023.

● Net contracts increased 11.6% to 5,186 for the year ended October 31, 2024, compared to 4,647 in the prior year, primarily driven by demand for new homes resulting from the low supply of existing homes for sale and overall growth in the broader economy. Included in the year ended October 31, 2024 and 2023, respectively, were 276 and 438 build-for-rent contracts. Net contracts, including domestic unconsolidated joint ventures, increased 16.1% to 6,007 for the year ended October 31, 2024, from 5,172 in fiscal 2023.

● Net contracts per average active selling community increased to 43.6 for the year ended October 31, 2024 compared to 40.8 in the prior year. The increase was due to the increase in net contracts discussed above.

● Active selling communities increased to 130 at October 31, 2024 compared to 113 at October 31, 2023, and our total lots controlled increased to 41,891 at October 31, 2024 compared to 31,726 at October 31, 2023. We expect our community count will continue to grow in fiscal 2025.

● Contract backlog decreased from 1,824 homes at October 31, 2023 to 1,649 homes at October 31, 2024, and the dollar value of contract backlog decreased to $936.8 billion, a 11.7% decrease in dollar value compared to the prior year. Our backlog conversion ratio has increased from the prior year due to our focus on having more QMI homes available to sell and deliver.

Results of Operations

Total Revenues

Compared to the prior year, revenues (decreased) increased as follows:

	Year Ended October 31,
		Variance
		2024
		Compared
(Dollars in thousands)	2024	to 2023	2023
Homebuilding:
Sale of homes	$2,875,488	$245,031	$2,630,457
Land sales	42,757	(5,460)	48,217
Other revenues	12,609	(4,645)	17,254
Financial services	74,064	13,976	60,088
Total change	$3,004,918	$248,902	$2,756,016
Total revenues percent change		9%

Homebuilding: Sale of Homes

Sale of homes revenues increased $245.0 million, or 9.3%, for the year ended October 31, 2024, compared to the prior year. The increased revenues in fiscal 2024 were primarily due to a 9.6% increase in homes delivered, partially offset by the average sales price per home decreasing slightly to $537,675 in fiscal 2024 from $539,249 in fiscal 2023. The increase in deliveries in fiscal 2024 was primarily the result of community count increasing, along with an increase in our backlog conversion ratio. The decrease in average sales price in fiscal 2024 was primarily due to the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly up or down. For further detail on land sales and other revenues, see the section titled “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Year Ended
	October 31,	October 31,
(Dollars in thousands, except average sales price)	2024	2023
Consolidated total:
Housing revenues	$2,875,488	$2,630,457
Homes delivered	5,348	4,878
Average sales price	$537,675	$539,249
Unconsolidated joint ventures:(1)
Housing revenues	$539,028	$765,653
Homes delivered	853	2,771
Average sales price	$631,920	$276,309

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $10.1 million for the year ended October 31, 2024, compared to the prior year. Other revenues include interest income, which decreased as a result of lower rates on cash and cash equivalent accounts beginning in the first quarter of fiscal 2024 compared to the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were six land sales during the year ended October 31, 2024, compared to four in the prior year.

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

	Year Ended
	October 31,	October 31,
(Dollars in thousands)	2024	2023
Sale of homes	$2,875,488	$2,630,457
Cost of sales, excluding interest expense and land charges	2,241,749	2,032,136
Homebuilding gross margin, before cost of sales interest expense and land charges	633,739	598,321
Cost of sales interest expense, excluding land sales interest expense	87,717	79,894
Homebuilding gross margin, after cost of sales interest expense, before land charges	546,022	518,427
Land charges	8,903	1,536
Homebuilding gross margin	$537,119	$516,891
Homebuilding gross margin percentage	18.7%	19.6%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.0%	22.7%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	19.0%	19.7%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,
	2024	2023
Sale of homes	100.0%	100.0%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	68.6%	67.9%
Commissions	3.2%	3.4%
Financing concessions	2.5%	2.1%
Overheads	3.7%	3.9%
Total cost of sales, before interest expense and land charges	78.0%	77.3%
Cost of sales interest	3.0%	3.0%
Land charges	0.3%	0.1%
Homebuilding gross margin percentage	18.7%	19.6%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	22.0%	22.7%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	19.0%	19.7%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 18.7% for the year ended October 31, 2024 compared to 19.6% for the prior year. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 22.0% for the year ended October 31, 2024 compared to 22.7% for the prior year. The decreases in gross margins were primarily due to increases in our use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Year Ended
	October 31,	October 31,
(In thousands)	2024	2023
Land and lot sales	$42,757	$48,217
Cost of sales, excluding interest	21,635	20,664
Land and lot sales gross margin, excluding interest	21,122	27,553
Land and lot sales interest expense	2,090	926
Land and lot sales gross margin, including interest	$19,032	$26,627

Homebuilding: Inventory Impairments and Land Option Write-offs

Inventory impairments and land option write-offs reflect certain inventories we have either written off or written down to their estimated fair value totaling $11.6 million and $1.5 million in expense for the years ended October 31, 2024 and 2023, respectively. During the years ended October 31, 2024 and 2023, we wrote off residential land option, approval and engineering costs totaling $1.6 million and $1.5 million, respectively. Land option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce an adequate return on investment commensurate with the risk. If we determine an adequate return is not probable, we cancel the option, or when a community is redesigned, we write off the engineering costs related to the initial design. Such write-offs occurred across each of our segments in fiscal 2024 and 2023. Inventory impairments were $10.0 million in the aggregate for the year ended October 31, 2024 for two communities in our Northeast segment and two communities in our West segment. We did not record any inventory impairments for the year ended October 31, 2023. It is difficult to predict future impairments, but if conditions in the overall housing industry or a specific geographic market worsen in the future beyond our current expectations, there are future changes in our business strategy that significantly affect the key assumptions used in our projections of future cash flows, and/or there are material changes in any other items we consider in assessing recoverability, we may need to recognize additional inventory impairments and any such charges could be material.

In fiscal 2024, we walked away from 9.7% of all the lots we controlled under option contracts. The remaining 90.3% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2024:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$0.4	427	11.2%	18,078	2.4%
Southeast	0.9	1,748	46.0%	8,103	21.6%
West	0.3	1,625	42.8%	12,878	12.6%
Total	$1.6	3,800	100.0%	39,059	9.7%

(1)	Includes lots optioned at October 31, 2024 and lots optioned that the Company walked away from in the year ended October 31, 2024.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses remained nearly flat with a $0.9 million increase to $202.5 million for the year ended October 31, 2024, compared to the prior fiscal year.

Homebuilding: Key Performance Indicators

Net Contracts Per Average Active Selling Community

Net contracts per average active selling community in fiscal 2024 were 43.6 compared to 40.8 in fiscal 2023, a 6.9% increase in sales pace per community. Our reported level of sales contracts (net of cancellations) was impacted by an increase in our active selling communities and an increase in customer demand partially due to the increased availability of QMI homes.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2024	2023	2022	2021	2020
First	14%	30%	14%	17%	19%
Second	14%	18%	17%	16%	23%
Third	17%	16%	27%	16%	18%
Fourth	18%	25%	41%	15%	18%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2024	2023	2022	2021	2020
First	10%	16%	8%	11%	14%
Second	13%	16%	9%	9%	20%
Third	12%	12%	8%	6%	21%
Fourth	15%	13%	13%	6%	14%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the fourth quarter of fiscal 2024 was 15%, which approximates our historical normal rate. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions, although continuing to improve, still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	October 31,	October 31,
(Dollars in thousands)	2024	2023
Northeast: (1)(2)(3)
Total contract backlog	$531,481	$420,100
Number of homes	782	617
Southeast: (3)
Total contract backlog	$121,974	$304,251
Number of homes	239	615
West: (3)
Total contract backlog	$283,377	$336,263
Number of homes	628	592
Totals: (1)(2)(3)
Total consolidated contract backlog	$936,832	$1,060,614
Number of homes	1,649	1,824

(1)	Reflects the reclassification of 88 homes and $74.2 million of contract backlog as of July 31, 2024 from an unconsolidated joint venture to the consolidated Northeast segment. This is related to the assets and liabilities acquired from a joint venture the company closed out during the three months ended July 31, 2024.
(2)

Reflects the reclassification of 38 homes and $32.3 million of contract backlog as of April 30, 2023 from an unconsolidated joint venture to the consolidated Northeast segment. This is related to the assets and liabilities acquired from a joint venture the Company closed out during the three months ended April 30, 2023.

(3)

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

Contract backlog dollars decreased 11.7% as of October 31, 2024 compared to October 31, 2023, and the number of homes in backlog decreased 9.6% for the same period. The decrease in backlog dollars and number of homes for the year ended October 31, 2024 compared to the prior fiscal year was primarily driven by an increase in sales of QMI homes and improved contract backlog conversion.

Homebuilding Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Year Ended October 31,
		Variance
		2024
(Dollars in thousands, except average sales price)		Compared
	2024	to 2023	2023
Northeast
Homebuilding revenue	$1,036,049	$67,198	$968,851
Income before income taxes	$190,477	$11,961	$178,516
Homes delivered	1,646	28	1,618
Average sales price	$612,148	$35,414	$576,734
Southeast
Homebuilding revenue	$448,902	$28,606	$420,296
Income before income taxes	$77,613	$(137)	$77,750
Homes delivered	878	102	776
Average sales price	$510,027	$(30,767)	$540,794
West
Homebuilding revenue	$1,437,894	$141,902	$1,295,992
Income before income taxes	$123,246	$9,162	$114,084
Homes delivered	2,824	340	2,484
Average sales price	$502,864	$(11,486)	$514,350

Homebuilding Results by Segment

Northeast –Homebuilding revenues increased 6.9% in fiscal 2024 compared to fiscal 2023, primarily due to a 1.7% increase in homes delivered and a 6.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and condominiums in higher-end submarkets of the segment in fiscal 2024 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment in fiscal 2023, which were no longer delivering in the current year.

Income before income taxes increased $12.0 million to $190.5 million in fiscal 2024 compared to fiscal 2023, primarily due to the increase in homebuilding revenue discussed above and a $1.1 million decrease in SGA, while gross margin percentage remained relatively flat.

Southeast – Homebuilding revenues increased 6.8% in fiscal 2024 compared to fiscal 2023, primarily due to a 13.1% increase in homes delivered, partially offset by a 5.7% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes, townhomes and build-for-rent homes in lower-end submarkets of the segment in fiscal 2024 compared to some communities in fiscal 2023 that had higher priced, larger single family homes and townhomes in mid to higher-end submarkets, which were no longer delivering in the current year.

Income before income taxes remained relatively flat, with a $0.1 million decrease to $77.6 million in fiscal 2024 compared to fiscal 2023. There was a slight decrease in gross margin percentage in fiscal 2024 compared to fiscal 2023.

West – Homebuilding revenues increased 10.9% in fiscal 2024 compared to fiscal 2023, primarily due to a 13.7% increase in homes delivered, partially offset by a 2.2% decrease in average sales price. The decrease in average sales price was mainly the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2024 compared to some communities in fiscal 2023 that had higher priced, larger single family homes and condominiums in mid to higher-end submarkets, which were no longer delivering in the current year.

Income before income taxes increased $9.2 million to $123.2 million in fiscal 2024 compared to fiscal 2023, primarily due to the increase in homebuilding revenue discussed above and a $5.7 million increase in income from unconsolidated joint ventures, while gross margin percentage remained relatively flat.

Financial Services

Financial services consists primarily of originating mortgages for our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2024 and 2023, our conforming conventional loan originations as a percentage of our total loans were 64.0% and 69.8%, respectively. FHA/VA loans represented 35.4% and 29.5%, respectively, of our total loans. The remaining 0.6% and 0.7% of our loan originations represent loans which exceed conforming conventions. Realized gains and losses relating to the sale of mortgage loans are recognized when control passes to the buyer of the mortgage.

During the years ended October 31, 2024 and 2023, financial services provided $24.1 million and $19.4 million of income before income taxes, respectively. In fiscal 2024, financial services income before income taxes increased $4.7 million from the prior year primarily due to an increase in the volume of loans closed and an increase in the average size of the loans settled. In the markets served by our wholly owned mortgage banking subsidiaries, 79.4% and 70.1% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2024 and 2023, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased $36.5 million for the year ended October 31, 2024 compared to the year ended October 31, 2023, primarily due to an increase in compensation expense, mainly related to increased headcount and annual merit increases and increased expense related to grants of phantom stock awards under our 2019, 2023 and 2024 long-term incentive plans, for which expense is impacted by the change in our stock price each period. In addition, since the 2024 long-term incentive plan was new in the current year this resulted in incremental stock compensation expense when compared to the prior year.

Other Interest

Other interest decreased $23.3 million to $30.8 million for the year ended October 31, 2024 compared to the year ended October 31, 2023. Our assets that qualify for interest capitalization (inventory under development) exceeded our debt during the third quarter of fiscal 2024, therefore, all of the related interest incurred during fiscal 2024 qualified for interest capitalization instead of being directly expensed. Also contributing to the decrease in Other interest was the reduction in principal of our senior notes as a result of redemptions during fiscal 2023 and the first quarter of fiscal 2024, and the debt exchange executed in the third quarter of fiscal 2024.

Gain (Loss) on Extinguishment of Debt, Net

On November 15, 2023, we redeemed in full all of the $113.5 million aggregate principal amount of our 10.0% Senior Secured 1.75 Lien Notes due 2025 for a redemption price of $119.2 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $1.4 million, including the write-off of unamortized premiums, debt issuance costs and fees.

On May 30, 2023, we redeemed $100.0 million aggregate principal amount of our 7.75% Senior Secured 1.125 Lien Notes due 2026 (the “Existing 1.125 Lien Notes”). The aggregate purchase price for this redemption was $104.2 million, which included accrued and unpaid interest and was funded with cash on hand. This redemption resulted in a loss on extinguishment of debt of $4.1 million, including the write-off of unamortized debt issuance costs and fees.

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

On October 5, 2023, we issued new 8.0% Senior Secured 1.125 Lien Notes due 2028 (the “New 1.125 Lien Notes”) and new 11.75% Senior Secured 1.25 Lien Notes due 2029 (the “New 1.25 Lien Notes”) and redeemed with the proceeds from the issuances of the New 1.125 Lien Notes and New 1.25 Lien Notes all of the remaining (i) $50.0 million aggregate principal amount of our Existing 1.125 Lien Notes for a redemption price of $51.5 million, which included accrued and unpaid interest, (ii) $282.3 million aggregate principal amount of our 10.5% Senior Secured 1.25 Lien Notes due 2026 for a redemption price of $293.9 million, which included accrued and unpaid interest, and (iii) $162.3 million aggregate principal amount of our 11.25% Senior Secured 1.5 Lien Notes due 2026 for a redemption price of $164.8 million, which included accrued and unpaid interest. These redemptions resulted in a loss on extinguishment of debt of $17.9 million, including the write-off of unamortized debt issuance costs and fees.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our joint ventures. Income from unconsolidated joint ventures increased to $52.3 million for the year ended October 31, 2024 from income of $43.2 million for the year ended October 31, 2023. The increase of $9.1 million in fiscal 2024 was primarily due to the recognition of additional income from two of our unconsolidated joint ventures; because the joint venture partner achieved certain return hurdles, the Company was able to recognize a higher share of the unconsolidated joint venture’s income than it had in the prior year.

Income Taxes

Income tax expense of $75.1 million and $50.1 million for the years ended October 31, 2024 and 2023, respectively, was primarily driven by federal and state tax expense on income before income taxes and non-deductible executive compensation expense, partially offset by the generation of energy efficient home tax credits. Income tax expense for fiscal years 2024 and 2023 also reflected the favorable impact of releasing state valuation allowances. The federal tax expense is not paid in cash as it is offset by the use of our existing net operating loss (“NOL”) carryforwards.

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

As of October 31, 2024, we considered the weight of all available positive and negative evidence to determine the valuation allowance for DTAs of $55.7 million. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Deferred tax assets, net, of $241.0 million at October 31, 2024 decreased $61.8 million from October 31, 2023, due primarily to the utilization of our DTAs to offset tax expense on taxable income during fiscal 2024.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2024:

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (1)(2)(3)	$1,280,870	$90,863	$202,032	$950,211	$37,764
Operating leases	38,663	11,133	17,687	5,758	4,085
Total	$1,319,533	$101,996	$219,719	$955,969	$41,849

(1)

Represents our senior secured and unsecured term loan credit facilities, senior secured and senior notes and other notes payable and $399.3 million of related interest payments for the life of such debt.

(2)	Does not include $90.7 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(3)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See “Capital Resources and Liquidity” for further discussion. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2024.

We had outstanding letters of credit and performance bonds of $2.6 million and $225.7 million, respectively, at October 31, 2024, related primarily to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or performance bonds are likely to be drawn upon.

Capital Resources and Liquidity

Overview

Our total liquidity at October 31, 2024 was $338.2 million, including $210.0 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2025 to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $995.4 million on land and land development during fiscal 2024. After land and land development spending and all other operating activities, including revenue received from deliveries, we had $23.6 million in cash provided by operations. During fiscal 2024, cash used in investing activities was $46.5 million, primarily due to a new joint venture entered into during the period, along with spending on capitalized software, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $187.9 million during fiscal 2024, which was primarily due to a $113.5 million redemption of our senior secured notes, net payments of $31.5 million related to the May 2024 debt exchange, net payments for nonrecourse mortgage financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds from our mortgage warehouse lines of credit, land banking financings and model sale leaseback financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2024 and 2023 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, model sale leasebacks, land banking transactions, state income taxes, interest payments, preferred dividend payments, financing transaction costs, debt and equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, financing transactions, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

See “Inventories” below for a detailed discussion of our inventory position.

Debt Transactions

Senior secured notes, senior notes and credit facilities balances as of October 31, 2024 and October 31, 2023, were as follows:

	October 31,	October 31,
(In thousands)	2024	2023
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025 (1)	$-	$113,502
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	225,000	225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	430,000
Total Senior Secured Notes	$655,000	$768,502
Senior Notes:
13.5% Senior Notes due February 1, 2026 (2)	$26,588	$90,590
5.0% Senior Notes due February 1, 2040 (2)	24,968	90,120
Total Senior Notes	$51,556	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027 (2)	$-	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (2)	$175,000	$81,498
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$881,556	$1,070,261
Net premiums (discounts)	$17,340	$(14,563)
Unamortized debt issuance costs	$(2,678)	$(4,207)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$896,218	$1,051,491

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

(3) At October 31, 2024, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the “Credit Facilities”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2024 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together with the Credit Facilities, the “Debt Instruments”) outstanding at October 31, 2024 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028, and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2026, or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2024, we believe we were in compliance with the covenants of the Debt Instruments.

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

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $90.7 million and $91.5 million, net of debt issuance costs, at October 31, 2024 and October 31, 2023, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $249.7 million and $331.6 million, respectively. The weighted-average interest rate on these obligations was 8.7% and 8.5% at October 31, 2024 and October 31, 2023, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2024 and 2023, we had an aggregate of $131.4 million and $110.8 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of these agreements and facilities.

Equity

On September 1, 2022, our Board of Directors authorized a repurchase program for up to $50.0 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the year ended October 31, 2024, we repurchased 188,800 shares, with a market value of $26.5 million, or $140.31 per share. During the year ended October 31, 2023, we repurchased 118,478 shares, with a market value of $4.8 million, or $40.51 per share. Share repurchases are added to “Treasury stock” on our Consolidated Balance Sheets. As of October 31, 2024, $6.5 million of our Class A common stock is available for repurchase under our share repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During both fiscal 2024 and 2023 we paid dividends of $10.7 million on the Series A preferred stock.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of October 31, 2024 and 2023, we had investments in six and seven unconsolidated homebuilding joint ventures, respectively, and one unconsolidated land development joint venture as of October 31, 2023. Our unconsolidated joint ventures had total combined assets of $845.1 million and $884.4 million at October 31, 2024 and 2023, respectively. Our investments in unconsolidated joint ventures totaled $142.9 million and $97.9 million at October 31, 2024 and 2023, respectively. The increase in our investments of $45.0 million was primarily due to a new joint venture formed during the year, along with income recognized from existing joint ventures, partially offset by the consolidation of a previously unconsolidated joint venture.

As of October 31, 2024 and 2023, our unconsolidated joint ventures had outstanding debt totaling $88.7 million and $101.1 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. Although we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay the outstanding debt or to support the value of the collateral underlying the outstanding debt. Our guarantees are limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including voluntary bankruptcy. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt is material.

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

Inventories

Total inventory, excluding consolidated inventory not owned, increased $309.4 million during the year ended October 31, 2024 from October 31, 2023. Total inventory, excluding consolidated inventory not owned, increased in the Northeast by $155.1 million, in the Southeast by $2.8 million and in the West by $151.5 million. The increases were primarily attributable to new land purchases and land development during the period, along with an increase in inventory from the consolidation of a previously unconsolidated joint venture. The increases were partially offset by home deliveries and land sales. In addition, our sold and unsold homes have increased as we focus on building more QMI homes. In the last few years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. This trend may not continue in either the near or the long term. Substantially all homes under construction or completed and included in inventory at October 31, 2024 are expected to close during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $13.8 million during fiscal 2024. The decrease was primarily due to a decrease in land banking transactions, partially offset by an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheet, at October 31, 2024, included inventory of $164.9 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $94.1 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Consolidated Balance Sheet, at October 31, 2024, included inventory of $46.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $46.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2024, we had total cash deposits of $264.8 million to purchase land and lots with a total purchase price of $3.0 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

The following tables summarize home sites included in our total residential real estate:

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2024:
Northeast	19,580	782	18,798
Southeast	7,161	239	6,922
West	15,154	628	14,526
Consolidated total	41,895	1,649	40,246
Unconsolidated joint ventures (1)	4,349	679	3,670
Owned	6,632	1,215	5,417
Optioned	35,259	430	34,829
Construction to permanent financing lots	4	4	-
Consolidated total	41,895	1,649	40,246

October 31, 2023:
Northeast	14,161	617	13,544
Southeast	5,935	615	5,320
West	11,658	592	11,066
Consolidated total	31,754	1,824	29,930
Unconsolidated joint ventures (1)	5,406	422	4,984
Owned	7,337	1,442	5,895
Optioned	24,389	354	24,035
Construction to permanent financing lots	28	28	-
Consolidated total	31,754	1,824	29,930

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active selling communities. The increase in unsold homes was primarily due to a conscious effort to increase the number of QMI homes per community to provide buyers the opportunity to lock in a lower mortgage rate by closing quickly, thereby making our homes more affordable and creating certainty as mortgage rates continued to fluctuate during fiscal 2024.

	October 31, 2024			October 31, 2023
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	259	35	294	159	41	200
Southeast	135	19	154	99	16	115
West	627	31	658	570	24	594
Total	1,021	85	1,106	828	81	909
Started or completed unsold homes and models per active selling communities(1)	7.9	0.6	8.5	7.3	0.7	8.0

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 130 and 113 at October 31, 2024 and 2023, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets consist primarily of residential mortgage receivables held for sale of which $147.2 million and $127.6 million at October 31, 2024 and 2023, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2023 was primarily related to an increase in the volume of loans originated during the fourth quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023, along with an increase in the average loan value.

Financial services liabilities increased $34.9 million from $148.2 million at October 31, 2023, to $183.1 million at October 31, 2024. The increase was primarily due to the increase in amounts outstanding under our mortgage warehouse lines of credit, and directly correlated to the increase in the volume of mortgage loans held for sale.

Inflation

The annual rate of inflation in the United States was 2.6% in October 2024, as measured by the Consumer Price Index, which is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because of higher costs of land, materials and labor results in increasing the sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sales prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 53% of our homebuilding cost of sales for fiscal year 2024.

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

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606 “Revenue From Contracts with Customers,” these sale and leaseback transactions are considered a financing rather than a sale.

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

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price, net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indicators of impairment is performed quarterly. As part of this process, we prepare detailed budgets for all of our communities at least semi-annually and identify those communities with a projected operating loss. For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. In all periods presented, our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method. Under the equity method, we recognize our proportionate share of income and loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment. In accordance with ASC 323, “Investments - Equity Method and Joint Ventures” we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company’s goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events, changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries;
●	Fluctuations in interest rates and the availability of mortgage financing, including as a result of instability in the banking sector;
●	Increases in inflation;
●	Adverse weather and other environmental conditions and natural disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of subcontractors;
●	Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;
●	Increases in cancellations of agreements of sale;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	Global economic and political instability;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
●	Potential liability as a result of the past or present use of hazardous materials;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards; and
●	Loss of key management personnel or failure to attract qualified personnel.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long term-debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of October 31, 2024, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of October 31, 2024 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	10/31/2024
Long term debt(1)(2):
Fixed rate	$-	$26,588	$-	$400,000	$430,000	$24,968	$881,556	$934,175

Weighted-average interest rate	-%	13.50%	-%	8.88%	11.75%	5.00%	10.31%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.

(2) Does not include $90.7 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2024. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 66.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2024. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2024 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

Appointment of Treasurer

On December 16, 2024, the Company’s Board of Directors appointed Paul Eberly to the position of Treasurer of the Company, effective January 1, 2025.  Brad G. O’Connor, the Company’s current Chief Financial Officer and Treasurer, will serve as Treasurer through December 31, 2024 and will continue to serve as Chief Financial Officer of the Company following the effective date of Mr. Eberly’s appointment.

Repurchase Program

On December 18, 2024, our Board of Directors authorized an incremental increase to our repurchase program. Under the repurchase program, as increased by the Board of Directors, inclusive of any amounts remaining under the existing repurchase authorization initially authorized by the Board of Directors on September 1, 2022, we are authorized to repurchase up to $26.5 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2025, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	67	Chairman of the Board, Chief Executive Officer, President and Director of the Company	1979
Brad G. O’Connor	54	Chief Financial Officer and Treasurer	2004
Alexander Hovnanian	34	Executive Vice President, National Homebuilding Operations	2012
Michael Wyatt	58	Group President	2015

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

Mr. Alexander Hovnanian has held the position of Executive Vice President, National Homebuilding Operations since March 2020. He joined the Company full-time in 2012 and has held various positions in the Company's homebuilding operations. He attended Harvard Business School from 2014 to 2016 and after obtaining his MBA, he returned to employment with the Company. In November 2017, Mr. Hovnanian was appointed Area President followed by a promotion to Division President of the Northeast Division in December 2018.

Mr. Wyatt has been Group President of the East Group operations since May 2020. He held the position of Region President of the California Region from June 2019 to May 2020. He joined the Company as Division President of the Northern California Division in September 2015. Prior to joining the Company, Mr. Wyatt spent 16 years with Centex Corporation (“Centex Homes”) and six years with the PulteGroup, Inc. (“Pulte Homes”). He held Division President roles in Myrtle Beach, South Carolina, Las Vegas, Nevada, and Northern California for Centex Homes. After the merger of Centex Homes and Pulte Homes, Mr. Wyatt continued in the corporate office for Pulte Homes, where he spent six years managing home building operations rising to Senior Vice President of Home Building Operations when he left to join the Company.

Code of Ethics and Corporate Governance Guidelines

In more than 60 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer, and all other associates of our Company, including our directors and other officers.

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

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2025.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2025.

The following table provides information as of October 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (1)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights (2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (4)
Plan Category	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	590,940	645,166	$32.04	$29.98	541,154
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	590,940	645,166	$32.04	$29.98	541,154

(1)	Includes the maximum number of shares that are potentially issuable under the PSUs granted in fiscal year 2024 and the maximum number of shares that are potentially issuable under the 2023 and 2024 Long-Term Incentive programs under the 2020 Plan.

(2)	Does not take into account 228,257 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (1) above, nor 1,758 shares of restricted stock vested but not yet issued nor 283,511 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.

(3)	Does not take into account 358,015 shares that may be issued upon the vesting of the performance-based awards discussed in (1) above nor 233,551 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.
(4)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2025.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Further information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2025.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page 63 of this Form 10-K.

(2) Financial Statement Schedules

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

(3) Exhibits

See the “Exhibit Index” beginning on page 56 of this Form 10-K.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
3(b)	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 of the Registrant filed September 9, 2021).
4(a)	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
4(c)

Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed July 13, 2005).

4(d)

Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008 filed September 8, 2008).

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

4(h)

Amendment No. 3 to Rights Agreement, dated as of January 11, 2024, between Hovnanian Enterprises, Inc. and Computershare Trust Company, N.A (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2024).

4(i)	Indenture, dated as of February 1, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, by and among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the forms of 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed February 2, 2018).
4(j)

Second Supplemental Indenture, dated as of May 30, 2018, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 30, 2018).

4(k)

Sixth Supplemental Indenture, dated as of October 31, 2019, relating to the 13.5% Senior Notes due 2026 and 5.0% Senior Notes due 2040, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

4(l)

Indenture, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 8.0% Senior Secured 1.125 Lien Notes due 2028 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed September 25, 2023).

4(m)

Indenture, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, including the form of 11.75% Senior Secured 1.25 Lien Notes due 2029 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed September 25, 2023).

4(n)	Description of the Registrant’s securities.
10(a)

Third Amendment, dated as of September 25, 2023, to the Credit Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed September 25, 2023).

10(b)

Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as Administrative Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

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

10(e)

First Amendment to the Credit Agreement, dated as of May 21, 2024, relating to the 1.75 Lien Term Loans, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed May 22, 2024).

10(f)*

Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant).

10(g)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2003 filed January 21, 2004).

10(h)*

Executive Deferred Compensation Plan as amended and restated on January 1, 2022 (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(i)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2006 filed March 10, 2006).

10(j)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2012 filed March 8, 2012).

10(k)*

Form of Incentive Stock Option Agreement (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2014 filed September 5, 2014).

10(l)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2014 filed September 5, 2014).

10(m)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed February 4, 2019).

10(n)*	Form of 2020 Long-Term Incentive Program Award Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(o)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2015 filed March 12, 2015).

10(p)*

Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(q)*

Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(r)*

Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(s)*

Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(t)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(u)*

Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(v)*

Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(w)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(x)

Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(y)

Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(z)

1.125 Lien Security Agreement, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(aa)

1.125 Lien Pledge Agreement, dated as of October 5, 2023, relating to the 8.0% Senior Secured 1.125 Lien Notes due 2028, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(bb)

1.125 Lien Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(cc)

1.125 Lien Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.125 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(dd)

1.25 Lien Security Agreement, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(ee)

1.25 Lien Pledge Agreement, dated as of October 5, 2023, relating to the 11.75% Senior Secured 1.25 Lien Notes due 2029, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(ff)

1.25 Lien Trademark Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(gg)

1.25 Lien Copyright Security Agreement, dated as of October 5, 2023, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.25 Lien Collateral Agent and as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(hh)

First Lien Collateral Agency Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, 1.125 Lien Collateral Agent, 1.25 Lien Collateral Agent, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(ii)

First Lien Intercreditor Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(jj)

1.75 Lien Security Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the subsidiary guarantors named therein in favor of Wilmington Trust, National Association, as 1.75 Pari Passu Lien Collateral Agent, and Wilmington Trust, National Association, as Joint First Lien Collateral Agent, Administrative Agent and 1.75 Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(kk)

1.75 Lien Pledge Agreement, dated as of December 10, 2019, relating to the 10.000% Senior Secured 1.75 Lien Notes due 2025 and the 1.75 Lien Term Loans, given by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the subsidiary guarantors named to Wilmington Trust, National Association, as 1.75 Pari Passu Lien Collateral Agent, and Wilmington Trust, National Association, as Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(ll)

1.75 Lien Trademark Security Agreement, dated as of December 10, 2019, by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as 1.75 Pari Passu Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).

10(mm)	Joinder No. 1, dated as of December 10, 2019, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.75 Lien Trustee and 1.75 Pari Passu Lien Collateral Agent, and acknowledged by Wilmington Trust, National Association, as 1.75 Lien Collateral Agent, with acknowledged receipt by Wilmington Trust, National Association, as Senior Credit Agreement Administrative Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.5 Lien Trustee, 1.5 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 11, 2019).
10(nn)

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

10(oo)

Joinder No. 3, dated as of October 5, 2023, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.125 Lien Trustee and 1.125 Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Collateral Agent, 1.25 Lien Trustee, 1.25 Lien Collateral Agent, 1.75 Lien Trustee, 1.75 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(pp)

Joinder No. 4, dated as of October 5, 2023, to the First Lien Intercreditor Agreement and First Lien Collateral Agency Agreement, each dated as of October 31, 2019, among Wilmington Trust, National Association, as 1.25 Lien Trustee and 1.25 Lien Collateral Agent, with acknowledged receipt by the Senior Credit Agreement Collateral Agent, 1.125 Lien Trustee, 1.125 Lien Collateral Agent, 1.75 Lien Trustee, 1.75 Lien Collateral Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(qq)*	Form of 2020 Performance Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(rr)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(ss)*	Form of 2020 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(tt)*	Form of 2020 Associate Restricted Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(uu)*	Form of Director Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(vv)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(ww)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(xx)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(yy)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(zz)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(aaa)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).

10(bbb)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2022 filed March 7, 2022).
10(ccc)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2022 filed March 7, 2022).
10(ddd)*	Second Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2022).
10(eee)*	Third Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 22, 2024).
10(fff)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(ggg)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(hhh)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(iii)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(jjj)*	Form of 2022 Performance Share Unit Agreement – National Contracts Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(kkk)*	Form of 2022 Performance Share Unit Agreement – KHDS Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(lll)*	Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(mmm)*	Director Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(nnn)*	Form of 2019 Associate Incentive Stock Option Agreement – Premium Priced (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(ooo)*	Form of 2019 Associate Non-Qualified Stock Option Agreement – Premium Priced (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(ppp)*	Form of 2019 Associate Incentive Stock Option Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(qqq)*	Form of 2019 Associate Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(rrr)*	Form of 2016 Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(sss)*	Form of 2021 Associate Restricted Share Unit Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(ttt)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(uuu)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(vvv)*	Form of 2024 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(www)*	Form of 2024 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(xxx)*	Form of 2023 Long-Term Incentive Program Phantom Share Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(yyy)*	Form of 2024 Long-Term Incentive Program Phantom Share Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(zzz)*	Form of 2023 Performance Share Unit Agreement EBIT Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(aaaa)*	Form of 2023 Performance Share Unit Agreement EBIT Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(bbbb)*	Form of 2024 Performance Share Unit Agreement EBIT Class A (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(cccc)*	Form of 2024 Performance Share Unit Agreement EBIT Class B (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(dddd)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).

10(eeee)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(ffff)*	Form of 2024 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(gggg)*	Form of 2024 Associate Restricted Share Unit Agreement Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(hhhh)*	Form of 2024 Director Restricted Share Unit Agreement Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
19(a)	Securities Trading Policy.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).
97(a)	Incentive Compensation Clawback Policy (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2024, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2024 and October 31, 2023, (ii) the Consolidated Statements of Operations for the years ended October 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for years ended October 31, 2024, 2023 and 2022 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
December 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 18, 2024, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Hovnanian Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) as of October 31, 2024, and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 18, 2024

We have served as the Company’s auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
(In thousands, except per share data)	2024	2023

ASSETS
Homebuilding:
Cash and cash equivalents	$209,976	$434,119
Restricted cash and cash equivalents	7,875	8,431
Inventories:
Sold and unsold homes and lots under development	1,195,318	998,841
Land and land options held for future development or sale	238,499	125,587
Consolidated inventory not owned	210,987	224,758
Total inventories	1,644,804	1,349,186
Investments in and advances to unconsolidated joint ventures	142,910	97,886
Receivables, deposits and notes, net	29,400	27,982
Property and equipment, net	43,431	33,946
Prepaid expenses and other assets	82,525	69,886
Total homebuilding	2,160,921	2,021,436

Financial services	203,589	168,671

Deferred tax assets, net	241,064	302,833
Total assets	$2,605,574	$2,492,940

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$90,675	$91,539
Accounts payable and other liabilities	433,273	415,480
Customers’ deposits	41,639	51,419
Liabilities from inventory not owned, net of debt issuance costs	140,298	124,254
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	896,218	1,051,491
Accrued interest	14,508	26,926
Total homebuilding	1,616,611	1,761,109

Financial services	183,135	148,181

Income taxes payable	5,479	1,861
Total liabilities	1,805,225	1,911,151

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2024 and October 31, 2023	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,415,794 shares at October 31, 2024 and 6,247,308 shares at October 31, 2023	64	62
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 757,023 shares at October 31, 2024 and 776,750 shares at October 31, 2023	8	8
Paid in capital - common stock	749,752	735,946
Retained earnings (accumulated deficit)	74,136	(157,197)
Treasury stock - at cost – 1,090,179 shares of Class A common stock at October 31, 2024 and 901,379 shares at October 31, 2023; 27,669 shares of Class B common stock at October 31, 2024 and October 31, 2023	(158,910)	(132,382)
Total Hovnanian Enterprises, Inc. stockholders’ equity	800,349	581,736
Noncontrolling interest in consolidated joint ventures	-	53
Total equity	800,349	581,789
Total liabilities and equity	$2,605,574	$2,492,940

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands, except per share data)	2024	2023	2022
Revenues:
Homebuilding:
Sale of homes	$2,875,488	$2,630,457	$2,840,454
Land sales and other revenues	55,366	65,471	20,237
Total homebuilding	2,930,854	2,695,928	2,860,691
Financial services	74,064	60,088	61,540
Total revenues	3,004,918	2,756,016	2,922,231

Expenses:
Homebuilding:
Cost of sales, excluding interest	2,263,384	2,052,800	2,137,063
Cost of sales interest	89,807	80,820	85,240
Inventory impairments and land option write-offs	11,556	1,536	14,076
Total cost of sales	2,364,747	2,135,156	2,236,379
Selling, general and administrative	202,486	201,578	193,536
Total homebuilding expenses	2,567,233	2,336,734	2,429,915

Financial services	49,940	40,723	42,419
Corporate general and administrative	139,740	103,196	102,618
Other interest	30,752	54,082	47,343
Other (income) expenses, net (1)	(46,203)	(17,148)	2,421
Total expenses	2,741,462	2,517,587	2,624,716
Gain (loss) on extinguishment of debt, net	1,371	(25,638)	(6,795)
Income from unconsolidated joint ventures	52,262	43,160	29,033
Income before income taxes	317,089	255,951	319,753
State and federal income tax provision:
State	10,851	3,239	34,199
Federal	64,230	46,821	60,064
Total income taxes	75,081	50,060	94,263
Net income	$242,008	$205,891	$225,490
Less: preferred stock dividends	10,675	10,675	10,675
Net income available to common stockholders	$231,333	$195,216	$214,815

Per share data:
Basic:
Net income per common share	$34.40	$28.76	$30.31
Weighted-average number of common shares outstanding	6,479	6,230	6,437
Assuming dilution:
Net income per common share	$31.79	$26.88	$29.00
Weighted-average number of common shares outstanding	7,007	6,666	6,728

(1) Includes gain on consolidation of a joint venture of $45.7 million and $19.1 million for the year ended October 31, 2024 and 2023, respectively (see Note 20).

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(In thousands, except share data)	Shares		Shares		Shares			Retained Earnings
	Issued and		Issued and		Issued and		Paid-In	(Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit)	Stock	Interest	Total
Balance, October 31, 2021	5,595,734	$61	659,207	$7	5,600	$135,299	$722,118	$(567,228)	$(115,360)	$487	$175,384
Stock options, amortization and issuances	2,316						120				120
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	91,263	1	46,641				5,425				5,426
Conversion of Class B to Class A common stock	143		(143)								-
Changes in noncontrolling interest in consolidated joint ventures										(472)	(472)
Share repurchases	(312,471)								(12,222)		(12,222)
Net income								225,490			225,490
Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051
Stock options, amortization and issuances	3,563						92				92
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	83,660		43,575	1			8,191				8,192
Conversion of Class B to Class A common stock	199		(199)								-
Changes in noncontrolling interest in consolidated joint ventures										38	38
Share repurchases	(118,478)								(4,800)		(4,800)
Net income								205,891			205,891
Balance, October 31, 2023	5,345,929	$62	749,081	$8	5,600	$135,299	$735,946	$(157,197)	$(132,382)	$53	$581,789
Stock options, amortization and issuances	5,502						550				550
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	90,007	1	53,250	1			13,256				13,258
Conversion of Class B to Class A common stock	72,977	1	(72,977)	(1)							-
Changes in noncontrolling interest in consolidated joint ventures										(53)	(53)
Share repurchases	(188,800)								(26,528)		(26,528)
Net income								242,008			242,008
Balance, October 31, 2024	5,325,615	$64	729,354	$8	5,600	$135,299	$749,752	$74,136	$(158,910)	$-	$800,349

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$242,008	$205,891	$225,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,730	8,798	5,457
Stock-based compensation	25,269	14,227	10,276
(Accretion) amortization of debt discounts, premiums and debt issuance costs	(1,041)	1,645	376
Gain on sale of property and assets	(1,143)	(1,106)	(34)
Gain on consolidation of joint ventures	(45,653)	(19,102)	-
Income from unconsolidated joint ventures	(52,262)	(43,160)	(29,033)
Distributions of earnings from unconsolidated joint ventures	3,919	18,650	3,990
(Gain) loss on extinguishment of debt	(1,371)	25,638	6,795
Noncontrolling interest in consolidated joint ventures	-	38	270
Inventory impairments and land option write-offs	11,556	1,536	14,076
(Increase) decrease in assets:
Inventories	(183,522)	278,672	(279,000)
Receivables, deposits and notes	(11,901)	11,296	(2,632)
Origination of mortgage loans	(1,567,961)	(1,216,923)	(1,205,604)
Sale of mortgage loans	1,549,272	1,197,988	1,245,408
Deferred tax assets	61,769	41,960	80,885
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(349)	(59,554)	7,705
Customers’ deposits	(16,298)	(29,913)	5,725
State income tax payable	3,618	(1,306)	(684)
Net cash provided by operating activities	23,640	435,275	89,466
Cash flows from investing activities:
Proceeds from sale of property and assets	1,419	1,961	63
Purchase of property, equipment, and other fixed assets	(17,859)	(18,821)	(12,592)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(34,436)	(77,822)	35
Distributions of capital from unconsolidated joint ventures	4,404	16,447	10,342
Net cash used in investing activities	(46,472)	(78,235)	(2,152)
Cash flows from financing activities:
Proceeds from mortgages and notes	301,017	324,849	438,883
Payments related to mortgages and notes	(340,093)	(382,933)	(418,383)
Proceeds from model sale leaseback financing programs	27,136	12,412	35,030
Payments related to model sale leaseback financing programs	(22,564)	(21,875)	(14,857)
Proceeds from land bank financing programs	98,735	53,115	189,952
Payments related to land bank financing programs	(86,624)	(123,109)	(68,746)
Proceeds from partner distributions to consolidated joint venture	-	-	40
Payments for partner distributions to consolidated joint venture	-	-	(782)
Net proceeds (payments) related to mortgage warehouse lines of credit	20,643	16,432	(40,618)
Net borrowings from senior secured notes	-	640,925	-
Payments related to senior secured notes	(145,000)	(752,182)	(103,875)
Preferred dividends paid	(10,675)	(10,675)	(10,675)
Treasury stock purchases	(26,528)	(4,800)	(12,222)
Debt issuance costs from note issuances, land banking financing programs and model sale leaseback financing programs	(3,973)	(13,870)	(10,267)
Net cash used in financing activities	(187,926)	(261,711)	(16,520)
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(210,758)	95,329	70,794
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	477,519	382,190	311,396
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$266,761	$477,519	$382,190

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$47,803	$62,576	$44,872
Income taxes	$9,694	$9,407	$14,062

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$209,976	$434,119	$326,198
Homebuilding: Restricted cash and cash equivalents	7,875	8,431	13,382
Financial Services: Cash and cash equivalents, included in financial services assets	6,589	4,519	6,468
Financial Services: Restricted cash and cash equivalents, included in financial services assets	42,321	30,450	36,142
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$266,761	$477,519	$382,190

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

In the third quarter of fiscal 2023, we consolidated the remaining assets of one of our unconsolidated joint ventures, resulting in a $53.4 million reduction in our investment in the joint venture, and increases of $95.3 million to inventory, $3.8 million to other assets, $14.5 million to accounts payable, $7.3 million to customer deposits and $4.8 million to nonrecourse mortgages and notes, net of debt issuance costs.

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

In the third quarter of fiscal 2024, we exchanged $64.0 million aggregate principal amount of 13.5% Senior Notes due February 1, 2026 (the “13.5% Notes”), $65.2 million aggregate principal amount of 5.0% Senior Notes due February 1, 2040 and all of the $39.6 million aggregate principal amount of loans under the Senior Unsecured Term Loan Credit Facility due February 1, 2027 (the “Unsecured Term Loan”) and an aggregate cash payment of $31.5 million in respect of the 13.5% Notes and Unsecured Term Loan for an additional $93.5 million aggregate principal amount of loans under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include Hovnanian Enterprises, Inc.’s (“HEI”) accounts and those of all its consolidated subsidiaries, after elimination of all intercompany balances and transactions. HEI’s fiscal year ends on October 31. Noncontrolling interest represents the proportionate equity interest in a consolidated joint venture that is not 100% owned by HEI, directly or indirectly; we sold our membership interest in such joint venture during the first quarter of fiscal 2024.

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of three reportable segments defined as Northeast, Southeast and West. Homebuilding operations comprise the substantial part of our business, representing approximately 98% of consolidated revenues for the years ended October 31, 2024, 2023 and 2022, respectively. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and West Virginia, across 130 consolidated active selling communities at October 31, 2024. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Cash and Cash Equivalents - Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2024 and 2023, $13.6 million and $11.4 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customers’ deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, senior secured revolving credit facility, accrued interest, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes. The fair value of the senior secured revolving credit facility, senior secured term loan, senior unsecured term loan credit facility, senior secured notes and senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities or when not available, are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. The fair value of all of our other financial instruments approximates their carrying amounts.

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

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2024 and 2023, included inventory of $46.1 million and $41.7 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $46.2 million (net of debt issuance costs) and $42.0 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2024 and 2023, included inventory of $164.9 million and $183.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $94.1 million (net of debt issuance costs) and $82.3 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing for sale. Land parcels held for sale represented $5.1 million of our total inventories at October 31, 2024 and are reported at the lower of carrying amount or fair value less costs to sell. There were no inventories held for sale at October 31, 2023. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Warranty Costs and Construction Defect Reserves - We accrue warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed as selling, general and administrative costs. For homes delivered in fiscal 2024, our deductible under our general liability insurance was $30.0 million, aggregated for construction defect and warranty claims, and for homes delivered in fiscal 2023, our deductible under our general liability insurance was $25.0 million, aggregated for construction defect, warranty, and bodily injury claims. As of November 1, 2023, we no longer have an aggregate deductible for bodily injury claims. For bodily injury claims, our deductible per occurrence in fiscal 2024 was $0.25 million and $0.5 million for action over claims, both with a $30.0 million limit, and for fiscal 2023 it was $0.25 million for all other states and $0.5 million for California, both with a $5.0 million limit. We do not have a deductible on our worker’s compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates consider provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liabilities, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and control is transferred to the buyer.

Interest - Interest attributable to properties under development during the land development and home construction period is capitalized and then expensed to cost of sales as the related inventories are sold. Interest that does not qualify for capitalization is expensed as incurred in “Other interest.”

Interest costs incurred, expensed and capitalized were as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2024	2023	2022
Interest capitalized at beginning of year	$52,060	$59,600	$58,159
Plus interest incurred(1)	128,777	136,535	134,024
Less cost of sales interest expensed	(89,807)	(80,820)	(85,240)
Less other interest expensed(2)	(30,752)	(54,082)	(47,343)
Less interest contributed to unconsolidated joint ventures(3)	(5,468)	(9,456)	-
Plus interest acquired from unconsolidated joint ventures(4)	2,861	283	-
Interest capitalized at end of year(5)	$57,671	$52,060	$59,600
(1)	Does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) did not exceed our debt, which amounted to $17.7 million and $28.6 million for the years ended October 31, 2023 and 2022, respectively. During the year ended October 31, 2024, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred. This component of other interest was $30.8 million, $36.4 million and $18.8 million for the years ended October 31, 2024, 2023 and 2022, respectively.

(3)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these capitalized interest transactions.

(4)	Represents capitalized interest which was included as part of the assets acquired from joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these capitalized interest transactions.
(5)	Capitalized interest amounts are shown gross before allocating any portion of impairments, if any, to capitalized interest.

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

In accordance with ASC 810, “Consolidation,” we evaluate option contracts for land to determine whether they are with variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. VIEs are consolidated when we have a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If land and lot options are determined to be with VIEs and we are the primary beneficiary or the options have terms that require us to record it as financing, then we record the land and lots under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” We perform on-going re-assessments of VIEs based on subsequent events, such as the modification of contracts or other changes in facts and circumstances, which could cause our consolidation conclusions to change.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. In all periods presented, our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method. Under the equity method, we recognize our proportionate share of income and loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a joint venture can require significant judgment.

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

Debt Issued at a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized utilizing the effective interest method over the term of the note and recorded as a component of “Other interest” in the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred, primarily to “Selling, general and administrative” homebuilding expense in the Consolidated Statements of Operations. During the years ended October 31, 2024, 2023 and 2022, advertising expenses totaled $17.2 million, $15.4 million and $10.6 million, respectively.

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

In evaluating the exposures associated with our various tax filing positions, we recognize tax liabilities for more-likely-than-not exposures on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity by taxing authorities and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax expense in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. Any such changes will be reflected as increases or decreases to “Income taxes” in the Consolidated Statement of Operations for the period in which they are determined. In addition, we record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties are included within “Income taxes payable” on the Consolidated Balance Sheets.

Prepaid Expenses - Prepaid expenses that relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, interest rate buydowns, etc.) are amortized to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Allowance for Credit Losses – We regularly review our receivable balances, which are included in “Receivables, deposits and notes, net” on the Consolidated Balance Sheets, for collectability. These receivables include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant. The allowance for credit losses were $13.0 million and $12.8 million at October 31, 2024 and 2023, respectively, which primarily related to allowances for receivables from municipalities and an allowance for a receivable for a prior year land sale.

Property and Equipment - Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed using the straight-line method based upon estimated useful lives, generally as follows: Building and building improvements - 39 years or life of the lease; Furniture - 5-7 years; Equipment - 5-7 years; Capitalized software - 3-5 years.

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

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares outstanding, adjusted for participating securities (the “denominator”) for the period. Contingently issuable shares are included in basic earnings per share as of the date that all necessary vesting conditions have been satisfied. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options and nonvested shares of restricted stock units (“RSUs”). Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

Recent Accounting Pronouncements - In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures related to the rate reconciliation and information on income taxes paid. This guidance will be applied prospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact the adoption of this guidance will have on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. This guidance will be applied either prospectively or retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. We are currently evaluating the potential impact the adoption of this guidance will have on our Consolidated Financial Statements.

4.	Leases

We rent certain office space for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, “Leases.” In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office lease terms are typically from three to five years and generally contain renewal options. In accordance with ASC 842, our lease terms include renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining the incremental borrowing rate, we consider the lease period and our collateralized borrowing rates.

Our lease population at October 31, 2024 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices. As allowed by ASC 842, we made an accounting policy election to not record leases with an initial term of 12 months or less on our Consolidated Balance Sheets

Lease costs are included in our Consolidated Statements of Operations, primarily in “Selling, general and administrative” homebuilding expenses and payments on our lease liabilities are presented in the table below.

	Year Ended October 31,
(In thousands)	2024	2023	2022
Operating lease costs	$11,485	$11,059	$10,483
Cash payments on lease liabilities	$9,344	$9,293	$9,605

ROU assets are classified within “Prepaid expenses and other assets” on our Consolidated Balance Sheets, while lease liabilities are classified within “Accounts payable and other liabilities.” We recorded a net increase to both ROU assets and lease liabilities of $13.9 million as a result of new leases and lease renewals that commenced during the year ended October 31, 2024. The following table contains additional information about our leases:

(In thousands)	2024	2023
ROU assets	$28,765	$25,745
Lease liabilities	$30,868	$26,470
Weighted-average remaining lease term (in years)	4.6	5.1
Weighted-average discount rate	10.3%	10.0%

Maturities of our operating lease liabilities as of October 31, 2024 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2025	$11,133
2026	10,102
2027	7,585
2028	3,843
2029	1,915
Thereafter	4,085
Total operating lease payments	38,663
Less: imputed interest	(7,795)
Present value of operating lease liabilities	$30,868
77

5. Property and Equipment

Property and equipment balances as of October 31, 2024 and 2023 were as follows:

	October 31,
(In thousands)	2024	2023

Land and land improvements	$1,292	$1,563
Buildings	5,124	7,828
Building improvements	16,911	16,061
Furniture	2,969	2,793
Equipment	10,903	10,124
Capitalized software	62,902	50,630
Property and equipment	100,101	88,999
Less: accumulated depreciation	(56,670)	(55,053)
Property and equipment, net	$43,431	$33,946

6. Restricted Cash and Customers’ Deposits

Homebuilding “Restricted cash and cash equivalents” on the Consolidated Balance Sheets totaled $7.9 million and $8.4 million as of October 31, 2024 and 2023, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 9).

Financial services restricted cash and cash equivalents, which are included in “Financial services” assets on the Consolidated Balance Sheets, totaled $42.3 million and $30.5 million as of October 31, 2024 and 2023, respectively. Included in these balances were (1) financial services customers’ deposits of $39.2 million and $28.1 million as of October 31, 2024 and 2023, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $3.1 million and $2.4 million as of October 31, 2024 and 2023, respectively.

Homebuilding “Customers’ deposits” are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale are collateralized by the underlying property. Loans held for sale are recorded at fair value with the changes in the value recognized in the Consolidated Statements of Operations in “Financial services” revenue. We use forward sales of  MBS, interest rate commitments from borrowers and mandatory and/or best-efforts forward commitments to sell loans to third-party purchasers to protect us from interest rate fluctuations. These short-term instruments do not require any payments to be made to the counterparty or purchaser in connection with the execution of the commitments.

At October 31, 2024 and 2023, $145.7 million and $127.7 million, respectively, of mortgage loans held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Consolidated Balance Sheets. At both October 31, 2024 and 2023, we had reserves specifically for 10 identified mortgage loans as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2024 and 2023 was as follows:

	Year Ended
	October 31,
(In thousands)	2024	2023

Loan origination reserves, beginning of period	$2,013	$1,795
Provisions for losses during the period	439	187
Adjustments to pre-existing provisions for losses from changes in estimates	68	31
Loan origination reserves, end of period	$2,520	$2,013

8. Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $90.7 million and $91.5 million, net of debt issuance costs, at October 31, 2024 and 2023, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $249.7 million and $331.6 million, respectively. The weighted-average interest rate on these obligations was 8.7% and 8.5% at October 31, 2024 and 2023, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

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

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 31, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate (“SOFR”), plus the applicable margin of 2.00% to 2.25%. As of October 31, 2024 and 2023, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $7.3 million and $31.4 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that was initially amended on July 24, 2024 to provide up to $75.0 million through August 30, 2024, and up to $50.0 million from and after August 31, 2024 to maturity on March 5, 2025. On August 1, 2024 there was a subsequent amendment to increase the borrowing capacity up to $100.0 million through its maturity on March 5, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current SOFR, plus the applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2024 and 2023, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $78.6 million and $41.1 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. (“Hinsdale Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 14, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $45.5 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Hinsdale Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2024, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Notes and Credit Facilities

Senior secured notes, senior notes and credit facilities balances as of October 31, 2024 and October 31, 2023, were as follows:

	October 31,	October 31,
(In thousands)	2024	2023
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025 (1)	$-	$113,502
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	225,000	225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	430,000
Total Senior Secured Notes	$655,000	$768,502
Senior Notes:
13.5% Senior Notes due February 1, 2026 (2)	$26,588	$90,590
5.0% Senior Notes due February 1, 2040 (2)	24,968	90,120
Total Senior Notes	$51,556	$180,710
Senior Unsecured Term Loan Credit Facility due February 1, 2027 (2)	$-	$39,551
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (2)	$175,000	$81,498
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$881,556	$1,070,261
Net premiums (discounts)	$17,340	$(14,563)
Unamortized debt issuance costs	$(2,678)	$(4,207)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$896,218	$1,051,491

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

(3) At October 31, 2024, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

As of October 31, 2024, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ending October 31, (1)
2025	$-
2026	26,588
2027	-
2028	400,000
2029	430,000
Thereafter	24,968
Total	$881,556

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2024.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at October 31, 2024 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at October 31, 2024, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Term Loans”) made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the “Secured Term Loan Facility”) and loans (the “Secured Revolving Loans”) made under the Senior Secured Revolving Credit Agreement due June 30, 2026 (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of October 31, 2024, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2024

On November 15, 2023, K. Hovnanian redeemed in full all of the $113.5 million aggregate principal amount of its 10.0% Senior Secured 1.75 Lien Notes due 2025 for a redemption price of $119.2 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $1.4 million for the fiscal year ended October 31, 2024, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in “Gain (loss) on extinguishment of debt, net” in the Consolidated Statement of Operations.

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

On September 25, 2023, HEI, K. Hovnanian and the Notes Guarantors entered into the Third Amendment (the “Third Amendment”) to the Secured Credit Agreement, dated as of October 31, 2019 (as amended by the First Amendment to the Credit Agreement, dated as of November 27, 2019, and by the Second Amendment to the Credit Agreement, dated as of August 19, 2022), by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The Third Amendment (i) extended the final scheduled maturity of the Revolving Credit Facility from June 30, 2024 to June 30, 2026, (ii) increased the interest rate floor applicable to term secured overnight financing loans from 1.0% to 3.0% and (iii) provided for certain other amendments. Borrowings under the Revolving Credit Facility bear interest, at K. Hovnanian’s option, at either (a) term SOFR (subject to a floor of 3.0%) plus an applicable margin of 4.5% or (b) an alternate base rate (subject to a floor of 4.0%) plus an applicable margin of 3.5%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.0% per annum. The foregoing amendments took effect on October 5, 2023.

On October 5, 2023, K. Hovnanian issued and sold to investment funds, separate accounts and/or other entities owned (in whole or in part), controlled, managed and/or advised by Angelo, Gordon & Co., L.P. (collectively, “Angelo Gordon”), investment funds, separate accounts and/or other entities owned (in whole or in part), controlled, managed and/or advised by Apollo Capital Management, L.P. (collectively, “Apollo” and, together with Angelo Gordon, the “Specified Persons”), and certain other institutional purchasers, in a private placement, $225.0 million aggregate principal amount of 8.0% Senior Secured 1.125 Lien Notes due 2028 (the “New 1.125 Lien Notes”) and $430.0 million aggregate principal amount of 11.75% Senior Secured 1.25 Lien Notes due 2029 (the “New 1.25 Lien Notes”). Under the terms of the indentures governing the New 1.125 Lien Notes and the 1.25 Lien Notes, K. Hovnanian will have the ability to issue additional notes under the indenture that governs the New 1.25 Lien Notes (the “Additional 1.25 Lien Notes”) in exchange for Specified Junior Debt (as defined below) or to purchase certain Specified Junior Debt. K. Hovnanian has agreed that the Specified Persons may, at their option from time to time, exchange certain junior lien and/or unsecured indebtedness of K. Hovnanian (the “Specified Junior Debt”) into a principal amount of Additional 1.25 Lien Notes not to exceed $150.0 million in the aggregate. In any such exchange, K. Hovnanian will be required to issue a principal amount of Additional 1.25 Lien Notes equal to (i) the price at which the Specified Persons acquired such Specified Junior Debt (the “Specified Person Purchase Price”) plus (ii) 20% of the difference between the principal amount of such Specified Junior Debt and the Specified Person Purchase Price (such sum, the “Company Acquisition Price”), provided that, the Company Acquisition Price shall be reduced, if applicable, such that the per annum interest expense on the applicable issuance of Additional 1.25 Lien Notes does not exceed the per annum interest expense on the applicable Specified Junior Debt being exchanged. In addition, K. Hovnanian will have the option to purchase such Specified Junior Debt in cash at the Company Acquisition Price in lieu of consummating any such exchange.

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

The 8.0% Senior Secured 1.125 Lien Notes due 2028 (the “New 1.125 Lien Notes”) have a maturity of September 30, 2028 and bear interest at a rate of 8.0% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.125 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to September 30, 2025 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. K. Hovnanian may also redeem some or all of the New 1.125 Lien Notes at 104.0% of their principal amount commencing on September 30, 2025, at 102.0% of their principal amount commencing on September 30, 2026 and at 100.0% of their principal amount commencing September 30, 2027. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.125 Lien Notes prior to September 30, 2025 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount.

The 11.75% Senior Secured 1.25 Lien Notes due 2029 (the “New 1.25 Lien Notes”) have a maturity of September 30, 2029 and bear interest at a rate of 11.75% per annum payable semi-annually on March 30 and September 30 of each year to holders of record at the close of business on March 15 and September 15, as the case may be, immediately preceding such interest payment dates. The New 1.25 Lien Notes are redeemable in whole or in part at K. Hovnanian’s option at any time prior to March 30, 2026 at a redemption price equal to 100% of their principal amount plus an applicable “Make Whole Amount”. K. Hovnanian may also redeem some or all of the New 1.25 Lien Notes at 105.875% of their principal amount commencing on March 30, 2026, at 102.9375% of their principal amount commencing on September 30, 2027 and at 100.0% of their principal amount commencing on September 30, 2028. In addition, K. Hovnanian may also redeem up to 35.0% of the aggregate principal amount of New 1.25 Lien Notes prior to March 30, 2026, with the net cash proceeds from certain equity offerings at 111.75% of their principal amount.

The Secured Term Loans bear interest at a rate equal to 10.0% per annum (subject to increase as described above under “- Fiscal 2024”) and will mature on January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. At any time and from time to time after November 15, 2023, K. Hovnanian may voluntarily prepay some or all of the Secured Term Loans at a prepayment price equal to 100.0% of their principal amount.

Each series of secured notes and the guarantees thereof, the Secured Term Loans and the guarantees thereof and the Secured Credit Agreement and the guarantees thereof are secured by the same assets. Among the secured debt (in each case, with respect to the assets securing such debt): the liens securing the Secured Credit Agreement are senior to the liens securing all of K. Hovnanian’s other secured notes and the Secured Term Loans; the liens securing the New 1.125 Lien Notes are senior to the liens securing the New 1.25 Lien Notes, the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the New 1.125 Lien Notes; the liens securing the New 1.25 Lien Notes are senior to the liens securing the Secured Term Loans and any other future secured obligations that are junior in priority with respect to the assets securing the New 1.25 Lien Notes; and the liens securing the Secured Term Loans are senior to any other future secured obligations that are junior in priority with respect to the assets securing the Secured Term Loans.

As of October 31, 2024, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the senior secured notes included (1) $216.2 million of cash and cash equivalents, which included $3.2 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $655.1 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $140.5 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $2.6 million and $4.9 million letters of credit outstanding at October 31, 2024 and October 31, 2023, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. At October 31, 2024 and October 31, 2023, the amount of cash collateral in these segregated accounts was $3.2 million and $5.1 million, respectively, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

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

Financial information relating to our reportable segments are as follows:

	Year Ended October 31,
(In thousands)	2024	2023	2022
Revenues:
Northeast	$1,036,049	$968,851	$1,085,081
Southeast	448,902	420,296	323,961
West	1,437,894	1,295,992	1,450,632
Total homebuilding	2,922,845	2,685,139	2,859,674
Financial services	74,064	60,088	61,540
Corporate and unallocated	8,009	10,789	1,017
Total revenues	$3,004,918	$2,756,016	$2,922,231
Income before income taxes:
Northeast	$190,477	$178,516	$177,406
Southeast	77,613	77,750	60,178
West	123,246	114,084	207,519
Total homebuilding	391,336	370,350	445,103
Financial services	24,124	19,365	19,121
Corporate and unallocated (1)	(98,371)	(133,764)	(144,471)
Income before income taxes	$317,089	$255,951	$319,753

(1) Corporate and unallocated for the year ended October 31, 2024 included corporate general and administrative expenses of $139.7 million, gain on extinguishment of debt of $1.4 million and $(39.9) million of other (income) expenses, net. Corporate and unallocated for the year ended October 31, 2023 included corporate general and administrative expenses of $103.2 million, interest expense of $17.7 million, loss on extinguishment of debt of $25.6 million and $(12.7) million of other (income) expenses, net. Corporate and unallocated for the year ended October 31, 2022 included corporate general and administrative expenses of $102.6 million, interest expense of $28.6 million, loss on extinguishment of debt of $6.8 million and $6.5 million of other (income) expenses, net.

	October 31,
(In thousands)	2024	2023
Assets:
Northeast	$664,064	$483,784
Southeast	296,058	286,701
West	889,704	733,318
Total homebuilding	1,849,826	1,503,803
Financial services	203,589	168,671
Corporate and unallocated	552,159	820,466
Total assets	$2,605,574	$2,492,940

	October 31,
(In thousands)	2024	2023
Investments in and advances to unconsolidated joint ventures:
Northeast	$79,659	$56,758
Southeast	55,344	35,262
West	6,348	4,503
Total homebuilding	141,351	96,523
Corporate and unallocated	1,559	1,363
Total investments in and advances to unconsolidated joint ventures	$142,910	$97,886

	Year Ended October 31,
(In thousands)	2024	2023	2022
Homebuilding interest expense:
Northeast	$33,459	$32,071	$31,552
Southeast	21,071	20,055	17,403
West	66,029	65,068	55,056
Total homebuilding	120,559	117,194	104,011
Corporate and unallocated	-	17,707	28,572
Financial services interest expense (income) (1)	125	1	(213)
Total interest expense, net	$120,684	$134,902	$132,370

(1)	Financial services interest expense (income) is included in Financial services revenue or expense in the Consolidated Statements of Operations.

	Year Ended October 31,
(In thousands)	2024	2023	2022
Depreciation:
Northeast	$1,241	$4,352	$1,542
Southeast	392	444	291
West	1,475	1,325	1,298
Total homebuilding	3,108	6,121	3,131
Financial services	251	-	5
Corporate and unallocated	4,371	2,677	2,321
Total depreciation	$7,730	$8,798	$5,457

	Year Ended October 31,
(In thousands)	2024	2023	2022
Net additions to property and equipment:
Northeast	$1,211	$1,678	$1,848
Southeast	1,172	263	229
West	1,578	1,599	1,841
Total homebuilding	3,961	3,540	3,918
Financial services	621	1,040	28
Corporate and unallocated	13,277	14,241	8,646
Total net additions to property and equipment	$17,859	$18,821	$12,592

	Year Ended October 31,
(In thousands)	2024	2023	2022
Equity in earnings from unconsolidated joint ventures:
Northeast	$26,899	$27,253	$12,674
Southeast	19,459	15,696	16,359
West	5,904	211	-
Total equity in earnings from unconsolidated joint ventures	$52,262	$43,160	$29,033

11. Income Taxes

Income taxes (receivable) payable, including deferred benefits, consists of the following:

	October 31,
(In thousands)	2024	2023
State income taxes:
Current	$5,479	$1,861
Deferred	(76,571)	(74,110)
Federal income taxes:
Current	-	-
Deferred	(164,493)	(228,723)
Total	$(235,585)	$(300,972)

The (benefit) provision for income taxes is composed of the following:

	Year Ended October 31,
(In thousands)	2024	2023	2022
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	13,312	8,101	13,377
Total current income tax expense:	13,312	8,101	13,377
Federal	64,230	46,821	60,064
State	(2,461)	(4,862)	20,822
Total deferred income tax expense:	61,769	41,959	80,886
Total	$75,081	$50,060	$94,263

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $290.1 million (tax effected $60.9 million), $221.2 million (tax effected $46.4 million) and $306.0 million (tax effected $64.3 million) for the years ended October 31, 2024, 2023 and 2022, respectively.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $110.0 million (tax effected $8.6 million), $113.3 million (tax effected $8.3 million) and $80.1 million (tax effected $5.8 million) for the years ended October 31, 2024, 2023 and 2022, respectively.

The total income tax expense of $75.1 million, $50.1 million and $94.3 million for the years ended October 31, 2024, 2023 and 2022, respectively, was primarily driven by federal and state tax expense on income before income taxes and non-deductible executive compensation, partially offset by the generation of energy efficient home tax credits. Income tax expense for fiscal years 2024 and 2023 also includes the favorable impact of releasing state valuation allowances. The federal tax expense for all periods presented was not paid in cash as it was offset by the use of our existing net operating loss (“NOL”) carryforwards.

As of October 31, 2024, we have remaining federal NOL carryforwards of $398.8 million that expire between 2031 and 2038, and $15.7 million have an indefinite carryforward period. Our total remaining state NOL carryforwards are $1.9 billion: $853.6 million that expire between 2025 through 2029; $694.4 million that expire between 2030 through 2034; $254.0 million that expire between 2035 through 2039; $5.6 million that expire between 2040 through 2044; and $45.0 million that have an indefinite carryforward period.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. As of October 31, 2024, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any valuation allowance.

Deferred tax assets and liabilities have been recognized on the Consolidated Balance Sheets as follows:

	October 31,
(In thousands)	2024	2023
Deferred tax assets:
Impairments	$22,742	$26,168
Capitalized expenses	4,420	3,692
Warranty reserves	4,319	4,439
Incentive compensation	13,777	15,252
Provision for losses	15,236	16,915
Federal net operating losses	87,041	147,841
State net operating losses	123,673	136,257
Tax credit carryforwards	27,482	21,260
Other	10,699	9,631
Total deferred tax assets	309,389	381,455
Deferred tax liabilities:
Inventory valuation differences	(8,610)	-
Joint ventures	(4,017)	(6,743)
Total deferred tax liabilities	(12,627)	(6,743)
Valuation allowance	(55,698)	(71,879)
Deferred tax assets, net	$241,064	$302,833

Our effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors. The sources of these factors were as follows:

	Year Ended October 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	6.6	6.1	5.0
Non-deductible compensation	2.3	1.4	1.2
Permanent differences, net	(0.1)	(0.4)	(0.4)
Deferred tax asset valuation allowance	(4.1)	(6.3)	4.8
Tax credits	(2.0)	(2.2)	(2.0)
Other	-	-	(0.1)
Effective tax rate	23.7%	19.6%	29.5%

At October 31, 2024, and 2023, we do not have any unrecognized tax benefits or open tax positions. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.

The consolidated federal tax returns have been audited through October 31, 2023 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2020 to 2023.

12. Reduction of Inventory to Fair Value

We had 469, 380 and 374 communities under development and held for future development or sale at October 31, 2024, 2023 and 2022, respectively, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We identified impairment indicators in four of our communities with an aggregate carrying value of $41.1 million during the year ended October 31, 2024. The impairment analyses resulted in impairment charges of $10.0 million. We performed an undiscounted future cash flow analysis for one community during the year ended October 31, 2023, for which we had recorded an impairment in the prior year. As a result of such analysis, we did not identify any additional impairment for the community. During the year ended October 31, 2022, one community, with a carrying value of $10.6 million, had an impairment indicator. The impairment analysis resulted in an impairment charge of $8.4 million. Our aggregate impairment charges are included within “Inventory impairments and land option write-offs” in the Consolidated Statement of Operations and deducted from inventory.

The following table represents impairments by segment for fiscal 2024 and 2022:

(Dollars in millions)	Year Ended October 31, 2024
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	2	$4.8	$16.0
Southeast	-	-	-
West	2	5.2	25.0
Total	4	$10.0	$41.0

(Dollars in millions)	Year Ended October 31, 2022
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	-	$-	$-
Southeast	-	-	-
West	1	8.4	10.6
Total	1	$8.4	$10.6

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Write-offs of options, engineering and capitalized interest costs are also recorded in “Inventory impairments and land option write-offs” when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $1.6 million, $1.5 million and $5.7 million for the years ended October 31, 2024, 2023 and 2022, respectively. Occasionally, these write-offs are offset by recovered deposits, sometimes through legal action, which had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2024, 2023 and 2022:

	Year Ended October 31,
(In millions)	2024	2023	2022
Northeast	$0.4	$0.5	$0.4
Southeast	0.9	0.5	0.9
West	0.3	0.5	4.4
Total	$1.6	$1.5	$5.7

13. Per Share Calculations

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2024	2023	2022

Numerator:
Net income	$242,008	$205,891	$225,490
Less: preferred stock dividends	(10,675)	(10,675)	(10,675)
Less: undistributed earnings allocated to participating securities	(8,454)	(16,027)	(19,702)
Numerator for basic earnings per share	$222,879	$179,189	$195,113
Plus: undistributed earnings allocated to participating securities	8,454	16,027	19,702
Less: undistributed earnings reallocated to participating securities	(8,605)	(16,058)	(19,717)
Numerator for diluted earnings per share	$222,728	$179,158	$195,098
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,479	6,230	6,437
Effect of dilutive securities:
Stock-based payments	528	436	291
Denominator for diluted earnings per share – weighted-average shares outstanding	7,007	6,666	6,728
Basic earnings per share	$34.40	$28.76	$30.31
Diluted earnings per share	$31.79	$26.88	$29.00

   There were no anti-dilutive shares in fiscal 2024. Anti-dilutive shares were immaterial in fiscal 2023 and 2022.
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

On August 4, 2008, the Board of Directors of the Company (the “Board”) adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, January 18, 2021 and January 11, 2024, designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common stock and Class B common stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing shareholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board’s decision to adopt the Rights Plan may be terminated by the Board at any time prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2027, unless it expires earlier in accordance with its terms. The approval of the Board’s decision to initially adopt the Rights Plan and Amendment Nos. 1, 2 and 3 thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% shareholders and holders of Class B common stock, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On September 1, 2022, the Board authorized a repurchase program for up to $50.0 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of October 31, 2024, $6.5 million of our Class A common stock is available for repurchase under the stock repurchase program.

Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During each of fiscal 2024, 2023 and 2022 we paid dividends of $10.7 million on the Series A preferred stock.

Retirement Plan

We have established a tax-qualified, defined contribution savings and investment retirement plan (“401(k) plan”). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. 401(k) plan expenses were $8.8 million, $8.2 million and $8.3 million for the years ended October 31, 2024, 2023 and 2022, respectively.

Treasury Stock

During the year ended October 31, 2024, we repurchased 188,800 shares under our stock repurchase program, with a market value of $26.5 million, or $140.31 per share, which were added to “Treasury stock” on our Consolidated Balance Sheets as of October 31, 2024. During the year ended October 31, 2023, we repurchased 118,478 shares under our stock repurchase program, with a market value of $4.8 million, or $40.51 per share. During the year ended October 31, 2022, we repurchased 312,471 shares under our stock repurchase program, with a market value of $12.2 million, or $39.12 per share.

15. Stock-Based Compensation Plans

We have stock incentive plans for certain officers, key employees and directors that are approved by a committee appointed by the Board or its delegate. As of October 31, 2024, we had 0.5 million shares authorized and remaining for future issuance under our stock incentive plans. Based on the terms of our stock incentive plans, awards that are forfeited become available to us for future grants.

Stock Options

Prior to fiscal 2022, stock options were granted. There have been no stock option grants during fiscal years 2024, 2023 or 2022. The exercise price of all stock options is at least equal to the fair market value of an underlying share of our Class A common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Non-employee directors’ stock options vest in three equal installments on the first, second and third anniversaries of the date of the grant. All stock options expire on the tenth anniversary from the date of grant.

The following table summarizes stock option activity as of October 31, 2024:

	October 31,	Weighted-Average		Weighted- Average Remaining Contractual	Aggregate
	2024	Exercise Price		Life (Years)	Intrinsic Value
Stock options outstanding at beginning of period	143,547		$$34.63
Granted	-		$-
Exercised	(12,533)	$	$ 70.55
Forfeited	-		$-
Expired	-		$-
Stock options outstanding at end of period	131,014	$	$ 31.19	3.6	$$18,977,000
Stock options exercisable at end of period	131,014	$	$ 31.19	3.6	$$18,977,000

The total intrinsic value of stock options exercised during fiscal 2024 was $1.4 million and in both fiscal 2023 and 2022, it was $0.2 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

Based on the fair value at the time of grant, the per share weighted-average fair value of stock options vested in fiscal 2024, 2023 and 2022 was $9.50, $6.29 and $16.46, respectively.

RSUs and Performance Units

RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. Shares underlying RSUs granted to officers and associates generally vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. During fiscal year 2024, each of our six existing non-employee directors were granted RSUs subject to a two-year post-vesting holding period. Generally, participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their awards on an accelerated basis upon their retirement.

Grants of market share units (“MSUs”), performance share units (“PSUs”) and the stock portion of long-term incentive plans (“LTIPs”) (each discussed below), are also awarded as compensation.

The following table summarizes nonvested time-based RSU and MSU share activity as of October 31, 2024:

	October 31,	Weighted-Average Grant Date
	2024	Fair Value
Nonvested time-based at beginning of period	132,143	$$52.79
Granted	62,988	$$114.65
Vested (1)	(78,627)	$$37.35
Forfeited	(4,735)	$$92.19
Nonvested time-based at end of period	111,769	$$96.73

The following table summarizes nonvested performance-based LTIP, PSU and MSU share activity as of October 31, 2024:

	October 31,	Weighted-Average Grant Date
	2024	Fair Value
Nonvested performance-based at beginning of period	581,500	$$73.90
Granted	140,593	$$84.51
Vested (1)	(358,825)	$$50.92
Forfeited	(10,067)	$$67.20
Nonvested performance-based at end of period	353,201	$$57.98

(1) Includes 9,058 time-based vested share awards and 329,583 performance-based vested share awards which were deferred and not yet issued as of October 31, 2024.

LTIP awards include share adjustments for the difference between target performance metrics at the time of grant and the final performance outcome. Share adjustments are reflected in the “Granted” line above at the time the performance is finalized. Each of the 2024, 2023 and 2022 LTIP awards are subject to cliff vesting at the end of the performance period.

The fair value of LTIP and PSUs (discussed below) is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for the 2024 LTIP grants: historical volatility factor of 66.65% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.32% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2023 LTIP grants: historical volatility factor of 75.29% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.19% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2022 LTIP grants: historical volatility factor of 104.16% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 0.67% equal to the continuously compounded two-year yield and a dividend yield of zero.

PSUs granted in fiscal 2020 vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Board determines that the Company achieved specified earnings goals. PSUs granted subsequent to fiscal 2020 are subject to cliff vesting on the third year after the grant date. The following assumptions were used for the 2024 PSU grants: historical volatility factor of 64.61% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.62% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2023 PSU grants: historical volatility factor of 66.66% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.54% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2022 PSU grants: historical volatility factor of 78.82% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 3.04% equal to the continuously compounded two-year yield and a dividend yield of zero.

There were no MSUs granted in fiscal 2024, 2023 and 2022. The fair value of MSUs is determined using the Monte-Carlo simulation model. The first 50% of an MSU grant vests in four equal annual installments, commencing on the second anniversary from the date of grant, subject to stock price performance conditions, pursuant to which the actual number of shares issuable with respect to vested MSUs may range from 0% to 200% of the target number of shares under each MSU award, generally depending on the growth in the 60-day average trading price of the Company’s shares during the period between the grant date and the relevant vesting dates. The remaining 50% of an MSU grant is subject to financial performance conditions in addition to the stock price performance conditions. These remaining MSUs vest in four equal installments with the first installment vesting on the third January 1st after the grant date, and the remaining annual installments commencing on the third anniversary from the date of grant, except that no portion of the award will vest unless the Board determines the Company achieved certain specified performance goals.

The total grant date fair value of RSU and performance unit awards granted during fiscal 2024, 2023 and 2022 was $14.8 million, $10.4 million and $9.6 million, respectively. The total fair value of these awards vested during fiscal 2024, 2023 and 2022 was $21.2 million, $25.2 million and $15.6 million, respectively.

During the year-ended October 31, 2024 we issued 58,716 RSUs, 34,904 MSUs and 44,887 PSU shares. As of October 31, 2024, there was $9.3 million of unrecognized stock-based compensation, which is primarily comprised of unrecognized expenses for RSUs, PSUs, and the stock portion of LTIPs. The cost is expected to be recognized over a weighted-average period of 2.77 years.

Stock-Based Compensation Expense

For the years ended October 31, 2024, 2023 and 2022, stock-based compensation expense was $25.3 million ($19.3 million post tax), $14.2 million ($11.4 million post tax) and $10.3 million ($7.3 million post tax), respectively. Stock-based compensation for RSUs, MSUs, PSUs, and the stock portion of LTIPs was $25.3 million, $14.2 million and $10.2 million for fiscal 2024, 2023 and 2022, respectively. In addition, stock option compensation expense was $5 thousand, $27 thousand and $0.1 million for the years ended October 31, 2024, 2023 and 2022, respectively.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is very difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the years ended October 31, 2024 and 2023, we received $4.7 million and $4.3 million, respectively, from subcontractors related to the owner controlled-insurance program, which we accounted for as reductions to inventory.

Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,
(In thousands)	2024	2023

Balance, beginning of period	$98,919	$97,719
Additions: Selling, general and administrative	8,891	7,140
Additions: Cost of sales	10,608	6,807
Charges incurred during the period	(32,004)	(22,080)
Changes to pre-existing reserves	2,977	9,333
Balance, end of period	$89,391	$98,919

Warranty accruals are based upon historical experience. In fiscal 2024, we recorded an increase of $3.5 million to our construction defect reserves as a result of our claims history. This increase is reflected in the changes to pre-existing reserves in the table above.

               The majority of the charges incurred during fiscal 2024 represented payments for construction defects related to the settlement of one litigation matter.

17. Transactions with Related Parties

During the years ended October 31, 2024, 2023 and 2022, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and our Chief Executive Officer, provided services to the Company totaling $1.3 million, $1.3 million and $1.1 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

In December 2020, the New Jersey Department of Environmental Protection (“NJDEP”) and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc., in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998, NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. Discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

19. Variable Interest Entities

We enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a VIE that owns the land parcel under option.

Although the Company does not have legal title to the underlying land, in compliance with ASC 810, we analyze our option purchase contracts to determine whether the corresponding land and lot sellers are VIEs and, if so, whether we are the primary beneficiary. The significant factors we consider in determining if the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance are shared include, among other things, our ability in determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, changing the terms of the contract or arranging financing for the VIE. As a result of our analyses, we have concluded there are no VIEs that required consolidation at either October 31, 2024 or 2023 because we are not the primary beneficiary of the land or lots under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs where we have determined power is shared among the partners and we do not have a controlling financial interest. Including deposits on our unconsolidated VIEs, at October 31, 2024 and 2023, we had total cash deposits amounting to $264.8 million and $192.3 million, respectively, to purchase land and lots with a total purchase price of $3.0 billion and $2.2 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

                  During the second quarter of fiscal 2023, one of the Company’s unconsolidated joint ventures was dissolved, and we assumed control of the remaining assets and liabilities.

                  During the third quarter of fiscal 2023, we contributed 16 communities we owned, including eight active selling communities, to one new unconsolidated joint venture for $75.7 million of net cash.

Also, during the third quarter of fiscal 2023, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $19.1 million in “Other (income) expense, net.” Subsequent to consolidation, we contributed the same three active selling communities to an unconsolidated joint venture for $48.0 million of net cash.

During the second quarter of fiscal 2024, we contributed 11 communities we owned, including three active selling communities to a new unconsolidated joint venture for $53.8 million of net cash.

During the third quarter of fiscal 2024, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $45.7 million in “Other (income) expense, net.”

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$130,532	$-	$130,532
Inventories	402,628	-	402,628
Other assets	311,955	-	311,955
Total assets	$845,115	$-	$845,115
Liabilities and equity:
Accounts payable and accrued liabilities	$469,320	$-	$469,320
Notes payable	88,653	-	88,653
Total liabilities	557,973	-	557,973
Equity of:
Hovnanian Enterprises, Inc.	140,540	-	140,540
Others	146,602	-	146,602
Total equity	287,142	-	287,142
Total liabilities and equity	$845,115	$-	$845,115
Debt to capitalization ratio	24%	0%	24%

	October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$127,547	$822	$128,369
Inventories	375,022	-	375,022
Other assets	380,989	-	380,989
Total assets	$883,558	$822	$884,380
Liabilities and equity:
Accounts payable and accrued liabilities	$524,586	$605	$525,191
Notes payable	101,126	-	101,126
Total liabilities	625,712	605	626,317
Equity of:
Hovnanian Enterprises, Inc.	96,281	210	96,491
Others	161,565	7	161,572
Total equity	257,846	217	258,063
Total liabilities and equity	$883,558	$822	$884,380
Debt to capitalization ratio	28%	0%	28%

As of October 31, 2024 and 2023, we had outstanding advances to unconsolidated joint ventures of $2.4 million and $1.4 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the years ended October 31, 2024 and 2023, we did not write-down any of our unconsolidated joint venture investments.

	For The Year Ended October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$552,727	$-	$552,727
Cost of sales and expenses	(484,967)	445	(484,522)
Joint venture net income	$67,760	$445	$68,205
Our share of net income	$52,142	$121	$52,263

	For The Year Ended October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$783,298	$-	$783,298
Cost of sales and expenses	(654,217)	-	(654,217)
Joint venture net income	$129,081	$-	$129,081
Our share of net income	$43,160	$-	$43,160

	For The Year Ended October 31, 2022
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$351,767	$113	$351,880
Cost of sales and expenses	(318,788)	(37)	(318,825)
Joint venture net income	$32,979	$76	$33,055
Our share of net income	$29,002	$31	$29,033

The reason “Our share of net income” is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the years ended October 31, 2024 and 2023, we had investments in six and eight unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the year ended October 31, 2024, “Our share of net income” was less than the “Joint venture net income” due to five unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased income during the period for which we recognized a higher profit-sharing percentage based on the joint venture agreements. For the year ended October 31, 2023, “Our share of net income” was lower than the “Joint venture net income” due to four unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage as well as a fifth unconsolidated joint venture for which we were recognizing all of the net loss.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenue. These management fees, which totaled $19.5 million, $16.3 million and $12.5 million for the years ended October 31, 2024, 2023 and 2022, are recorded in “Selling, general and administrative” homebuilding expenses in the Consolidated Statements of Operations.

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

Level 2: Fair value determined using significant other observable inputs.

Level 3: Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2024	2023

Mortgage loans held for sale (1)	Level 2	$148,925	$130,235

(1) The aggregate unpaid principal balance was $149.4 million and $130.4 million at October 31, 2024 and 2023, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $572.9 million at October 31, 2024. Loans in process for which interest rates were committed to the borrowers totaled $58.0 million as of October 31, 2024. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2024, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown, by financial instrument and financial statement line item, below:

Year Ended October 31, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(497)	$-	$-

Year Ended October 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(177)	$-	$-

Year Ended October 31, 2022
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$385	$-	$752

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the year ended October 31, 2024. We did not have assets measured at fair value on a nonrecurring basis during the year ended October 31, 2023. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

Year Ended
October 31, 2024
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$41,061	$(9,992)	$31,069

We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairments and land option write-offs” and deducted from inventory of $10.0 million and $8.4 million for the years ended October 2024 and 2022, respectively. We did not have any assets measured at fair value on a nonrecurring basis during the year ended October 31, 2023 (see Note 12).

The fair value of our cash equivalents, restricted cash and cash equivalents and customers’ deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes and credit facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Secured 1.125 Lien Notes due 2028, 11.75% Senior Secured 1.25 Lien Notes due 2029 and 5.0% Senior Notes due 2040 were a Level 2 measurement at October 31, 2024 due to recent trades for the same notes.

Fair Value as of October 31, 2024

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	231,068	-	231,068
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	474,561	-	474,561
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	27,020	27,020
5.0% Senior Notes due February 1, 2040	-	11,485	-	11,485
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	190,041	190,041
Total fair value	$-	$717,114	$217,061	$934,175

Fair Value as of October 31, 2023

(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
10.0% Senior Secured 1.75 Lien Notes due November 15, 2025	-	113,843	-	113,843
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	-	230,690	230,690
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	476,655	-	476,655
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	95,062	95,062
5.0% Senior Notes due February 1, 2040	-	-	44,843	44,843
Senior Credit Facilities:
Senior Unsecured Term Loan Credit Facility due February 1, 2027	-	-	35,034	35,034
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	81,742	81,742
Total fair value	$-	$590,498	$487,371	$1,077,869

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2024 and 2023.

