Form 10-Q
period 2025-04-30
HOVNANIAN ENTERPRISES INC
filed 2025-05-30
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,068,858 shares of Class A Common Stock and 729,345 shares of Class B Common Stock were outstanding as of May 27, 2025.

1

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	October 31,
	2025	2024

ASSETS
Homebuilding:
Cash and cash equivalents	$73,980	$209,976
Restricted cash and cash equivalents	9,031	7,875
Inventories:
Sold and unsold homes and lots under development	1,212,870	1,195,318
Land and land options held for future development or sale	263,363	238,499
Consolidated inventory not owned	267,732	210,987
Total inventories	1,743,965	1,644,804
Investments in and advances to unconsolidated joint ventures	183,461	142,910
Receivables, deposits and notes, net	24,712	29,400
Property and equipment, net	47,730	43,431
Prepaid expenses and other assets	84,058	82,525
Total homebuilding	2,166,937	2,160,921

Financial services	161,619	203,589

Deferred tax assets, net	224,543	241,064
Total assets	$2,553,099	$2,605,574

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$78,092	$90,675
Accounts payable and other liabilities	418,669	433,273
Customers’ deposits	45,662	41,639
Liabilities from inventory not owned, net of debt issuance costs	173,098	140,298
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	864,280	896,218
Accrued interest	12,355	14,508
Total homebuilding	1,592,156	1,616,611

Financial services	140,573	183,135

Income taxes payable	-	5,479
Total liabilities	1,732,729	1,805,225

Stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2025 and October 31, 2024	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,416,945 shares at April 30, 2025 and 6,415,794 shares at October 31, 2024	64	64
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 757,014 shares at April 30, 2025 and 757,023 shares at October 31, 2024	8	8
Paid in capital - common stock	757,590	749,752
Retained earnings	116,715	74,136
Treasury stock - at cost – 1,348,087 shares of Class A common stock at April 30, 2025 and 1,090,179 shares at October 31, 2024; 27,669 shares of Class B common stock at April 30, 2025 and October 31, 2024	(189,306)	(158,910)
Total stockholders’ equity	820,370	800,349
Total liabilities and equity	$2,553,099	$2,605,574

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Revenues:
Homebuilding:
Sale of homes	$650,314	$686,929	$1,297,228	$1,260,565
Land sales and other revenues	14,839	4,284	24,606	9,576
Total homebuilding	665,153	691,213	1,321,834	1,270,141
Financial services	21,318	17,167	38,260	32,435
Total revenues	686,471	708,380	1,360,094	1,302,576

Expenses:
Homebuilding:
Cost of sales, excluding interest	543,289	531,502	1,076,579	980,715
Cost of sales interest	19,938	21,543	39,294	41,441
Inventory impairments and land option write-offs	3,056	237	4,096	539
Total cost of sales	566,283	553,282	1,119,969	1,022,695
Selling, general and administrative	51,064	46,489	105,317	95,426
Total homebuilding expenses	617,347	599,771	1,225,286	1,118,121

Financial services	12,891	12,023	26,328	23,494
Corporate general and administrative	29,500	32,517	62,192	69,650
Other interest	9,145	8,969	18,662	19,420
Other (income) expense, net (1)	500	(3,128)	(20,120)	(2,577)
Total expenses	669,383	650,152	1,312,348	1,228,108
Gain on extinguishment of debt, net	399	-	399	1,371
Income from unconsolidated joint ventures	9,043	11,164	18,248	26,116
Income before income taxes	26,530	69,392	66,393	101,955
State and federal income tax provision:
State	1,811	5,231	3,860	7,437
Federal	4,993	13,325	14,616	19,778
Total income taxes	6,804	18,556	18,476	27,215
Net income	19,726	50,836	47,917	74,740
Less: preferred stock dividends	2,669	2,669	5,338	5,338
Net income available to common stockholders	$17,057	$48,167	$42,579	$69,402

Per share data:
Basic:
Net income per common share	$2.64	$7.12	$6.53	$10.22
Weighted-average number of common shares outstanding	6,411	6,457	6,464	6,477
Assuming dilution:
Net income per common share	$2.43	$6.66	$6.02	$9.57
Weighted-average number of common shares outstanding	6,951	6,902	7,011	6,920

See notes to condensed consolidated financial statements (unaudited).

(1) Includes gain on contribution of assets to a joint venture of $22.7 million for the six months ended April 30, 2025 (see note 18).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2025

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Retained	Treasury
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, October 31, 2024	5,325,615	$64	729,354	$8	5,600	$135,299	$749,752	$74,136	$(158,910)	$800,349
Stock options, amortization and issuances	476									-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures	666						3,605			3,605
Conversion of Class B to Class A common stock	5		(5)							-
Share repurchases	(131,460)								(18,050)	(18,050)
Net income								28,191		28,191
Balance, January 31, 2025	5,195,302	$64	729,349	$8	5,600	$135,299	$753,357	$99,658	$(176,960)	$811,426
Stock options, amortization and issuances										-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures							4,233			4,233
Conversion of Class B to Class A common stock	4		(4)							-
Share repurchases	(126,448)								(12,346)	(12,346)
Net income								19,726		19,726
Balance, April 30, 2025	5,068,858	$64	729,345	$8	5,600	$135,299	$757,590	$116,715	$(189,306)	$820,370

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$47,917	$74,740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,321	3,612
Stock-based compensation	7,881	11,018
Amortization of debt discounts, premiums and deferred financing costs	(1,384)	570
Gain on sale of property and assets	(952)	(958)
Gain on assets contributed to joint venture	(22,683)	-
Income from unconsolidated joint ventures	(18,248)	(26,116)
Distributions of earnings from unconsolidated joint ventures	2,160	1,688
Gain on extinguishment of debt	(399)	(1,371)
Inventory impairments and land option write-offs	4,096	539
(Increase) decrease in assets:
Inventories	(80,574)	(68,411)
Receivables, deposits and notes	3,475	(1,920)
Origination of mortgage loans	(778,632)	(681,335)
Sale of mortgage loans	809,548	714,495
Deferred tax assets	16,521	23,129
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(22,531)	(41,694)
Customers’ deposits	4,023	(5,800)
State income tax payable	(9,115)	(2,087)
Net cash (used in) provided by operating activities	(33,576)	99
Cash flows from investing activities:
Proceeds from sale of property and assets	1,522	1,000
Purchase of property, equipment, and other fixed assets	(10,004)	(9,883)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(28,889)	(32,480)
Distributions of capital from unconsolidated joint ventures	4,425	4,163
Net cash used in investing activities	(32,946)	(37,200)
Cash flows from financing activities:
Proceeds from mortgages and notes	105,552	151,283
Payments related to mortgages and notes	(119,069)	(157,996)
Proceeds from model sale leaseback financing programs	25,914	-
Payments related to model sale leaseback financing programs	(7,105)	(12,111)
Proceeds from land bank financing programs	55,215	25,854
Payments related to land bank financing programs	(40,671)	(51,813)
Net payments related to mortgage warehouse lines of credit	(36,830)	(29,103)
Payments related to senior notes, senior secured notes and senior unsecured term loan	(26,588)	(113,502)
Preferred dividends paid	(5,338)	(5,338)
Treasury stock purchases	(30,396)	(15,147)
Deferred financing costs from land banking financing programs and note issuances	(1,705)	(1,624)
Net cash used in financing activities	(81,021)	(209,497)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(147,543)	(246,598)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	266,761	477,519
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$119,218	$230,921

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$73,980	$181,966
Homebuilding: Restricted cash and cash equivalents	9,031	8,370
Financial Services: Cash and cash equivalents, included in financial services assets	4,705	4,729
Financial Services: Restricted cash and cash equivalents, included in financial services assets	31,502	35,856
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$119,218	$230,921

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	Basis of Presentation

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

For the three and six months ended April 30, 2025, stock-based compensation expense was $4.2 million ($3.1 million net of tax) and $7.9 million ($5.7 million net of tax), respectively. For the three and six months ended April 30, 2024, stock-based compensation expense was $6.9 million ($5.1 million net of tax) and $11.0 million ($8.1 million net of tax), respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Interest capitalized at beginning of period	$52,884	$53,672	$57,671	$52,060
Plus interest incurred(1)	29,832	34,530	59,687	66,491
Less cost of sales interest expensed	(19,938)	(21,543)	(39,294)	(41,441)
Less other interest expensed(2)	(9,145)	(8,969)	(18,662)	(19,420)
Less interest contributed to unconsolidated joint venture(3)	-	(5,468)	(5,769)	(5,468)
Interest capitalized at end of period(4)	$53,633	$52,222	$53,633	$52,222

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) did not exceed our debt, which amounted to $1.7 million and $5.4 million for the three and six months ended April 30, 2024, respectively. During the three and six months ended April 30, 2025, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, along with financing programs, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $9.1 million and $7.3 million for the three months ended April 30, 2025 and 2024, respectively, and $18.7 million and $14.1 million for the six months ended April 30, 2025 and 2024, respectively.

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

We had 482 and 423 communities under development and held for future development or sale at April 30, 2025 and 2024, respectively, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We identified an impairment indicator in one community in our Northeast segment with an aggregate carrying value of $5.4 million during both the three and six months ended April 30, 2025. The impairment analysis resulted in an impairment of $1.2 million, included with "Inventory impairments and land option write-offs" in the Condensed Consolidated Statement of Operations and deducted from inventory. We did not identify impairment indicators for any community during the three and six months ended April 30, 2024.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $1.9 million and $0.2 million for the three months ended April 30, 2025 and 2024, respectively, and $2.9 million and $0.5 million for the six months ended April 30, 2025 and 2024, respectively. The number of lots walked away from during the three months ended April 30, 2025 and 2024 were 2,463 and 342, respectively, and 4,897 and 1,270 during the six months ended April 30, 2025 and 2024, respectively. The walk-aways during the first half of fiscal 2025 and 2024 occurred across each of our segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2025 and October 31, 2024, included inventory of $62.9 million and $46.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $64.5 million (net of debt issuance costs) and $46.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets at April 30, 2025 and October 31, 2024, included inventory of $204.8 million and $164.9 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $108.6 million (net of debt issuance costs) and $94.1 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Although the Company does not have legal title to the underlying land, we analyze our option purchase contracts to determine whether the corresponding land and lot sellers are VIEs and, if so, whether we are the primary beneficiary. The significant factors we consider in determining if the power to direct the activities of a VIE that most significantly impact the VIE's economic performance are shared include, among other things, our ability in determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, changing the terms of the contract or arranging financing for the VIE. As a result of our analyses, we have concluded, there are no VIEs that required consolidation at either April 30, 2025 or October 31, 2024 because we are not the primary beneficiary of the land or lots under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs where we have determined power is shared among the partners and we do not have a controlling financial interest. Including deposits on our unconsolidated VIEs, at April 30, 2025 and October 31, 2024, we had total cash deposits amounting to $306.3 million and $264.8 million, respectively, to purchase land and lots with a total purchase price of $3.4 billion and $3.0 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or if certain conditions are met.
6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2025 and previously delivered in 2024, our deductible under our general liability insurance is or was $30.0 million annually, aggregated for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2025 and 2024 is or was $0.25 million and $0.5 million for action over claims, both with a $30.0 million limit. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and six months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$90,790	$99,836	$89,391	$98,919
Additions – Selling, general and administrative	2,547	2,041	5,094	4,588
Additions – Cost of sales	2,116	1,982	4,218	4,850
Charges incurred during the period	(3,479)	(18,949)	(6,355)	(25,593)
Changes to pre-existing reserves	(174)	267	(548)	2,413
Balance, end of period	$91,800	$85,177	$91,800	$85,177

7.	Commitments and Contingent Liabilities

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. At April 30, 2025 and October 31, 2024, $12.3 million and $13.6 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $9.0 million and $7.9 million as of April 30, 2025 and October 31, 2024, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $31.5 million and $42.3 million as of April 30, 2025 and October 31, 2024, respectively. Included in these balances were (1) financial services customers’ deposits of $29.2 million and $39.2 million at April 30, 2025 and October 31, 2024, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.3 million and $3.1 million at April 30, 2025 and October 31, 2024, respectively.

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

We rent certain office space for use in our operations. Our lease population at April 30, 2025 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$2,837	$2,755	$5,832	$5,388
Cash payments on lease liabilities	$2,741	$2,142	$5,572	$4,380

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities". During the six months ended April 30, 2025, we had an increase to ROU assets and lease liabilities of $2.2 million as a result of lease renewals that commenced during the period. We also modified a lease in our Northeast segment to shorten the term during the six months ended April 30, 2025, which resulted in a decrease to ROU assets and lease liabilities of $7.7 million. The following table contains additional information about our leases:

(In thousands)	April 30, 2025	October 31, 2024
ROU assets	$21,680	$28,765
Lease liabilities	$23,367	$30,868
Weighted-average remaining lease term (in years)	3.2	4.6
Weighted-average discount rate	10.2%	10.3%

Maturities of our operating lease liabilities as of April 30, 2025 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2025 (excluding the six months ended April 30, 2025)	$5,165
2026	9,644
2027	7,095
2028	3,345
2029	1,404
2030 and thereafter	843
Total operating lease payments (1)	27,496
Less: imputed interest	(4,129)
Present value of operating lease liabilities	$23,367

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $12.1 million of legally binding minimum lease payments for office leases signed but not yet commenced as of April 30, 2025. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets.

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

At April 30, 2025 and October 31, 2024, $113.9 million and $145.7 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At both April 30, 2025 and October 31, 2024, we had specific reserves for 10 identified mortgage loans, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Loan origination reserves, beginning of period	$2,626	$2,059	$2,520	$2,013
Provisions for estimated losses during the period	112	85	257	413
Payments/settlements	-	(110)	(39)	(392)
Loan origination reserves, end of period	$2,738	$2,034	$2,738	$2,034

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $78.1 million and $90.7 million, net of debt issuance costs, at April 30, 2025 and October 31, 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $196.3 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 8.2% and 8.7% at April 30, 2025 and October 31, 2024, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 31, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus an applicable margin of 2.00% to 2.25%. As of April 30, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $6.4 million and $7.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which was amended on March 5, 2025 to extend the maturity date to March 4, 2026, is a short-term borrowing facility that provides up to $100.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate or SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $41.0 million and $78.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. ("Hinsdale Master Repurchase Agreement"), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 14, 2025. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of April 30, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $47.2 million and $45.5 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement and Hinsdale Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2025, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2025 and October 31, 2024, were as follows:

	April 30,	October 31,
(In thousands)	2025	2024
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$225,000	$225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	430,000
Total Senior Secured Notes	$655,000	$655,000
Senior Notes:
13.5% Senior Notes due February 1, 2026	$-	$26,588
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$24,968	$51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$175,000	$175,000
Senior Secured Revolving Credit Facility (1)	$-	$-
Subtotal senior notes and credit facilities	$854,968	$881,556
Net premiums (discounts)	$11,646	$17,340
Unamortized debt issuance costs	$(2,334)	$(2,678)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$864,280	$896,218

(1) At April 30, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2025 (collectively, the "Notes Guarantors").

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the "Debt Instruments") outstanding at April 30, 2025, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchange or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the "Secured Term Loan Facility") and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026 (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2025

On April 30, 2025, K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $0.4 million for the three and six months ended April 30, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Condensed Consolidated Statement of Operations as "Gain on extinguishment of debt, net".

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

As of April 30, 2025, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the senior secured notes included (1) $80.4 million of cash and cash equivalents, which included $3.4 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $710.1 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $179.9 million.

Unsecured Obligations

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $3.3 million and $2.6 million letters of credit outstanding at April 30, 2025 and October 31, 2024, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$19,726	$50,836	$47,917	$74,740
Less: preferred stock dividends	(2,669)	(2,669)	(5,338)	(5,338)
Less: undistributed earnings allocated to participating securities	(144)	(2,193)	(350)	(3,214)
Numerator for basic earnings per share	$16,913	$45,974	$42,229	$66,188
Plus: undistributed earnings allocated to participating securities	144	2,193	350	3,215
Less: undistributed earnings reallocated to participating securities	(144)	(2,194)	(351)	(3,215)
Numerator for diluted earnings per share	$16,913	$45,973	$42,228	$66,188
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,411	6,457	6,464	6,477
Effect of dilutive securities:
Stock-based payments	540	445	547	443
Denominator for diluted earnings per share – weighted-average shares outstanding	6,951	6,902	7,011	6,920
Basic earnings per share	$2.64	$7.12	$6.53	$10.22
Diluted earnings per share	$2.43	$6.66	$6.02	$9.57

There were no anti-dilutive shares for the three and six months ended April 30, 2025 and 2024.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for the three and six months ended April 30, 2025 and 2024.

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

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended April 30, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. During the six months ended April 30, 2024, we repurchased 106,047 shares under the stock repurchase program, with a market value of $15.0 million, or $141.45 per share. The repurchased shares were added to "Treasury stock" on the Condensed Consolidated Balance Sheets. As of April 30, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three and six months ended April 30, 2025, we recorded income tax expense of $6.8 million and $18.5 million, respectively, and $18.6 million and $27.2 million for the same periods in the prior year, respectively. For both the three and six months ended April 30, 2025, and both prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At April 30, 2025, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Northeast	$257,281	$199,087	$541,029	$390,527
Southeast	74,676	128,787	126,278	234,797
West	332,385	361,234	652,339	639,691
Total homebuilding	664,342	689,108	1,319,646	1,265,015
Financial services	21,318	17,167	38,260	32,435
Corporate and unallocated	811	2,105	2,188	5,126
Total revenues	$686,471	$708,380	$1,360,094	$1,302,576
Income before income taxes:
Northeast	$31,420	$31,730	$71,211	$67,639
Southeast	392	27,067	10,113	41,942
West	18,938	35,597	21,559	56,189
Total homebuilding	50,750	94,394	102,883	165,770
Financial services	8,427	5,144	11,932	8,941
Corporate and unallocated (1)	(32,647)	(30,146)	(48,422)	(72,756)
Income before income taxes	$26,530	$69,392	$66,393	$101,955

(1)

Corporate and unallocated for the three months ended April 30, 2025, included corporate general and administrative expenses of $29.5 million, $3.5 million of other net expenses, and $0.4 million of gain on extinguishment of debt. Corporate and unallocated for the six months ended April 30, 2025, included corporate general and administrative expenses of $62.2 million, $13.4 million of other income, and $0.4 million of gain on extinguishment of debt. Corporate and unallocated for the three months ended April 30, 2024, included corporate general and administrative expenses of $32.5 million, interest expense of $1.7 million (a component of Other interest in our Condensed Consolidated Statements of Operations) and $4.1 million of other income. Corporate and unallocated for the six months ended April 30, 2024, included corporate general and administrative expenses of $69.7 million, interest expense of $5.4 million, $0.9 million of other income and $1.4 million of gain on extinguishment of debt.

	April 30,	October 31,
(In thousands)	2025	2024

Assets:
Northeast	$697,025	$664,064
Southeast	372,741	296,058
West	915,400	889,704
Total homebuilding	1,985,166	1,849,826
Financial services	161,619	203,589
Corporate and unallocated	406,314	552,159
Total assets	$2,553,099	$2,605,574

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

	April 30, 2025
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$141,058	$-	$141,058
Inventories	534,268	-	534,268
Other assets	216,871	-	216,871
Total assets	$892,197	$-	$892,197

Liabilities and equity:
Accounts payable and accrued liabilities	$435,513	$-	$435,513
Notes payable	134,705	-	134,705
Total liabilities	570,218	-	570,218
Equity of:
Hovnanian Enterprises, Inc.	179,850	-	179,850
Others	142,129	-	142,129
Total equity	321,979	-	321,979
Total liabilities and equity	$892,197	$-	$892,197
Debt to capitalization ratio	29%	0%	29%

	October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$130,532	$-	$130,532
Inventories	402,628	-	402,628
Other assets	311,955	-	311,955
Total assets	$845,115	$-	$845,115

Liabilities and equity:
Accounts payable and accrued liabilities	$469,320	$-	$469,320
Notes payable	88,653	-	88,653
Total liabilities	557,973	-	557,973
Equity of:
Hovnanian Enterprises, Inc.	140,540	-	140,540
Others	146,602	-	146,602
Total equity	287,142	-	287,142
Total liabilities and equity	$845,115	$-	$845,115
Debt to capitalization ratio	24%	0%	24%

As of April 30, 2025 and October 31, 2024, we had outstanding advances to unconsolidated joint ventures of $3.6 million and $2.4 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the six months ended April 30, 2025 and 2024, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30, 2025
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$146,139	$-	$146,139
Cost of sales and expenses	(133,957)	-	(133,957)
Joint venture net income	$12,182	$-	$12,182
Our share of net income	$9,043	$-	$9,043

	Three Months Ended April 30, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$124,044	$-	$124,044
Cost of sales and expenses	(111,117)	-	(111,117)
Joint venture net income	$12,927	$-	$12,927
Our share of net income	$11,164	$-	$11,164

	Six Months Ended April 30, 2025
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$280,052	$-	$280,052
Cost of sales and expenses	(254,215)	-	(254,215)
Joint venture net income	$25,837	$-	$25,837
Our share of net income	$18,248	$-	$18,248

	Six Months Ended April 30, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$250,469	$-	$250,469
Cost of sales and expenses	(219,776)	-	(219,776)
Joint venture net income	$30,693	$-	$30,693
Our share of net income	$26,116	$-	$26,116

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the three and six months ended April 30, 2025 and 2024, respectively, we had investments in seven and eight unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three and six months ended April 30, 2025, respectively, “Our share of net income” was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased losses during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $6.2 million and $4.2 million for the three months ended April 30, 2025 and 2024, respectively, and $11.4 million and $8.5 million for the six months ended April 30, 2025 and 2024, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2025	2024

Mortgage loans held for sale (1)	Level 2	$118,009	$148,925

(1) The aggregate unpaid principal balance was $118.8 million and $149.4 million at April 30, 2025 and October 31, 2024, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $583.4 million at April 30, 2025. Loans in process for which interest rates were committed to the borrowers totaled $61.5 million as of April 30, 2025. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2025, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

Three Months Ended April 30, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(175)	$-	$-

Three Months Ended April 30, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$82	$-	$-

Six Months Ended April 30, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(910)	$-	$-

Six Months Ended April 30, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$884	$-	$-

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the three and six months ended April 30, 2025, respectively. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

	Three Months Ended April 30, 2025
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$5,397	$(1,216)	$4,181

	Six Months Ended April 30, 2025
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$5,397	$(1,216)	$4,181

                  We recorded an inventory impairment, which is included in the Condensed Consolidated Statements of Operations as "Inventory impairments and land option write-offs" and deducted from inventory of $1.2 million for both the three and six months ended April 30, 2025, respectively. We did not have any assets measured at fair value on a nonrecurring basis during the three and six months ended April 30, 2024, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Secured 1.125 Lien Notes due 2028, 11.75% Senior Secured 1.25 Lien Notes due 2029 and 5.0% Senior Notes due 2040 were a Level 2 measurement at April 30, 2025 due to recent trades for the same notes.

Fair Value as of April 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$-	$227,446	$-	$227,446
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	456,406	-	456,406
Senior Notes:
5.0% Senior Notes due February 1, 2040	-	15,705	-	15,705
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	185,535	185,535
Total fair value	$-	$699,557	$185,535	$885,092

Fair Value as of October 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$-	$231,068	$-	$231,068
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	474,561	-	474,561
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	27,020	27,020
5.0% Senior Notes due February 1, 2040	-	11,485	-	11,485
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	190,041	190,041
Total fair value	$-	$717,114	$217,061	$934,175

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at April 30, 2025 and October 31, 2024.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended April 30, 2025 and 2024, the services provided by such engineering firm to the Company totaled $0.2 million and $0.3 million, respectively. During the six months ended April 30, 2025 and 2024, the services provided by such engineering firm to the Company totaled $0.4 million and $0.6 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

During fiscal 2024 and continuing through the first half of fiscal 2025, mortgage rates fluctuated but still remain at a persistently high level. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

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

Although the long-term fundamentals of the new home market remain favorable, during the first six months of fiscal 2025, volatility in the broader economy and affordability constraints caused many consumers to delay purchasing a new home. As a result of this more difficult sales environment, we experienced a decrease in net contracts compared to the first half of fiscal 2024. Even as mortgage rates increased and sales pace slowed, we were still able to increase net prices in approximately 40% and 31% of our communities during the first and second quarters of fiscal 2025, respectively.

There remains a great degree of uncertainty due to inflation, tariffs, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. While we continue to experience some supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, makes it difficult to predict how strongly our business will be impacted by these external factors over the remainder of fiscal 2025 and beyond.

During the six months ended April 30, 2025, our cash position allowed us to spend $467.4 million on land purchases and land development for long-term growth, redeem $26.6 million of senior notes and repurchase $30.1 million of our common stock, and still have total liquidity of $202.4 million, including $74.0 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of April 30, 2025.

Information on our operating results for the three and six months ended April 30, 2025 are as follows:

● Sale of homes revenues decreased to $650.3 million for the three months ended April 30, 2025 from $686.9 million for the three months ended April 30, 2024, and was flat at $1.3 billion for the six months ended April 30, 2025 and 2024. There was a 0.2% and 8.2% increase in the number of home deliveries for the three and six months ended April 30, 2025, compared to the same periods of the prior year, partially offset by a decrease in average price of 5.5% and 4.9% for the three and six months ended April 30, 2025, compared to the same periods of the prior year. The increase in deliveries was primarily the result of an increase in community count, while the decrease in average price was the result of the geographic and community mix of our deliveries.

● Gross margin dollars decreased 32.9% and 21.2% for the three and six months ended April 30, 2025, as compared to the same periods of the prior year, while gross margin percentage decreased to 13.8% and 14.5% for the three and six months ended April 30, 2025, respectively, from 19.5% and 18.9% for the three and six months ended April 30, 2024, respectively. Gross margin percentage, before cost of sales interest expense and land charges, decreased to 17.3% for the three months ended April 30, 2025 from 22.6% for the three months ended April 30, 2024, and decreased to 17.8% for the six months ended April 30, 2025 from 22.3% for the six months ended April 30, 2024. The decrease in gross margin percentage was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable. In the current homebuilding environment, we remain focused on driving financial performance by increasing our sales pace versus achieving a higher gross margin.

● Income before income taxes decreased to $26.5 million for the three months ended April 30, 2025 from $69.4 million for the three months ended April 30, 2024, and decreased to $66.4 million for the six months ended April 30, 2025 from $102.0 million for the six months ended April 30, 2024. Net income decreased to $19.7 million for the three months ended April 30, 2025 from $50.8 million for the three months ended April 30, 2024, and decreased to $47.9 million for the six months ended April 30, 2025 from $74.7 million for the six months ended April 30, 2024. Included in net income for the six months ended April 30, 2025 was a gain of $22.7 million related to the contribution of assets to a new joint venture. Earnings per share, basic and diluted, decreased to $2.64 and $2.43, respectively, for the three months ended April 30, 2025 compared to $7.12 and $6.66, respectively, for the three months ended April 30, 2024. Earnings per share, basic and diluted, decreased to $6.53 and $6.02, respectively, for the six months ended April 30, 2025 compared to $10.22 and $9.57, respectively, for the six months ended April 30, 2024.

● Net contracts decreased 7.5% and 1.4% for the three and six months ended April 30, 2025 compared to the same periods of the prior year. The decrease is primarily driven by the macroeconomic uncertainty that permeated throughout the period leading to low consumer confidence.

● Net contracts per active selling community decreased to 11.2 and 20.8 for the three and six months ended April 30, 2025, respectively, compared to 13.9 and 24.2 in the same periods of the prior year, respectively, primarily due to a challenging operating environment that resulted in a slower spring selling season compared to the prior year.

● Contract backlog decreased from 2,018 homes at April 30, 2024 to 1,711 homes at April 30, 2025, and the dollar value of contract backlog decreased to $988.2 million, a 12.5% decrease in dollar value compared to the prior year, as our backlog conversion ratio has increased from the prior year period due to our focus on having more QMI homes available to sell and deliver.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues (decreased) increased as follows:

	Three Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2025	2024	Change	Change
Homebuilding:
Sale of homes	$650,314	$686,929	$(36,615)	(5.3)%
Land sales and other revenues	14,839	4,284	10,555	246.4%
Financial services	21,318	17,167	4,151	24.2%

Total revenues	$686,471	$708,380	$(21,909)	(3.1)%

	Six Months Ended

	April 30,	April 30,	Dollar	Percentage
(Dollars in thousands)	2025	2024	Change	Change
Homebuilding:
Sale of homes	$1,297,228	$1,260,565	$36,663	2.9%
Land sales and other revenues	24,606	9,576	15,030	157.0%
Financial services	38,260	32,435	5,825	18.0%

Total revenues	$1,360,094	$1,302,576	$57,518	4.4%

Homebuilding: Sale of Homes

For the three months ended April 30, 2025, sale of homes revenues decreased 5.3% compared to the same period in the prior year. The sale of homes revenue decreased due to a 5.5% decrease in the average price per home for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024. The average price per home decreased to $506,081 in the three months ended April 30, 2025 from $535,408 in the three months ended April 30, 2024. For the six months ended April 30, 2025, sale of homes revenue increased 2.9% compared to the same period in the prior year. The sale of homes revenue increased due to an 8.2% increase in homes delivered, partially offset by a 4.9% decrease in average price per home for the six months ended April 30, 2025 compared to the same period in the prior year. The average price per home decreased to $510,921 in the six months ended April 30, 2025 from $537,325 in the six months ended April 30, 2024. The increase in deliveries was primarily the result of an increase in community count. The decrease in average price was the result of the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2025	2024	% Change	2025	2024	% Change
Consolidated total:
Housing revenues	$650,314	$686,929	(5.3)%	$1,297,228	$1,260,565	2.9%
Homes delivered	1,285	1,283	0.2%	2,539	2,346	8.2%
Average sales price	$506,081	$535,408	(5.5)%	$510,921	$537,325	(4.9)%

Unconsolidated joint ventures: (1)
Housing revenues	$144,495	$120,249	20.2%	$276,271	$245,458	12.6%
Homes delivered	207	182	13.7%	404	388	4.1%
Average sales price	$698,043	$660,709	5.7%	$683,839	$632,624	8.1%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $10.6 and $15.0 million for the three and six months ended April 30, 2025, compared to the same periods in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two and three land sales during the three and six months ended April 30, 2025, respectively, and zero and one land sale in the three and six months ended April 30, 2024, respectively. Land sales revenues increased $12.4 million and $17.9 million during the three and six months ended April 30, 2025 compared to the same periods in the prior year. Other revenues, which includes interest income, decreased due to lower rates on our cash and cash equivalent accounts during the first half of fiscal 2025, partially offsetting the increase in land sales revenues.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2025	2024	2025	2024
Sale of homes	$650,314	$686,929	$1,297,228	$1,260,565
Cost of sales, excluding interest expense and land charges	537,600	531,385	1,066,345	979,833
Homebuilding gross margin, before cost of sales interest expense and land charges	112,714	155,544	230,883	280,732
Cost of sales interest expense, excluding land sales interest expense	19,938	21,543	38,676	41,441
Homebuilding gross margin, after cost of sales interest expense, before land charges	92,776	134,001	192,207	239,291
Land charges	3,056	237	4,096	539
Homebuilding gross margin	$89,720	$133,764	$188,111	$238,752
Homebuilding gross margin percentage	13.8%	19.5%	14.5%	18.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.3%	22.6%	17.8%	22.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	14.3%	19.5%	14.8%	19.0%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.5%	68.0%	71.2%	67.9%
Commissions	3.2%	3.4%	3.1%	3.4%
Financing concessions	3.7%	2.3%	3.5%	2.4%
Overheads	4.3%	3.7%	4.4%	4.0%
Total cost of sales, excluding interest expense and land charges	82.7%	77.4%	82.2%	77.7%
Cost of sales interest	3.0%	3.1%	3.0%	3.3%
Land charges	0.5%	0.0%	0.3%	0.1%

Homebuilding gross margin percentage	13.8%	19.5%	14.5%	18.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.3%	22.6%	17.8%	22.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	14.3%	19.5%	14.8%	19.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 13.8% and 14.5% for the three and six months ended April 30, 2025, compared to 19.5% and 18.9% for the prior year periods. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 17.3% and 17.8% for the three and six months ended April 30, 2025, compared to 22.6% and 22.3% for the three and six months ended April 30, 2024. The decrease in gross margin percentage for the three and six months ended April 30, 2025 was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2025	2024	2025	2024
Land and lot sales	$12,604	$213	$19,430	$1,553
Cost of sales, excluding interest	5,689	117	10,234	882
Land and lot sales gross margin, excluding interest	6,915	96	9,196	671
Land and lot sales interest expense	-	-	618	-
Land and lot sales gross margin, including interest	$6,915	$96	$8,578	$671

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $3.1 million and $0.2 million in expense for the three months ended April 30, 2025 and 2024, respectively, and $4.1 million and $0.5 million during the six months ended April 30, 2025 and 2024, respectively. Inventory impairments amounted to $1.2 million during the three and six months ended April 30, 2025. There were no inventory impairments during the three and six months ended April 30, 2024. The impairment recorded for fiscal 2025 was for one community in the Northeast segment. We wrote-off residential land option, approval and engineering costs across each of our segments during the first half of fiscal 2025 and 2024.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $4.6 million to $51.1 million for the three months ended April 30, 2025 and increased $9.9 million to $105.3 million for the six months ended April 30, 2025 compared to the same periods in the prior year. The increase for the three and six months ended April 30, 2025 compared to the same periods in the prior year was primarily due to an increase in selling overhead from higher advertising costs and an increase in total compensation expense as a result of an increase in headcount from opening more communities along with the cost of annual merit increases.

Homebuilding: Key Performance Indicators

Net Contracts Per Active Selling Community

Net contracts per active selling community for the three and six months ended April 30, 2025 were 11.2 and 20.8, respectively, compared to 13.9 and 24.2 for the same periods in the prior year, respectively. Our reported level of sales contracts (net of cancellations) was impacted by uneven demand caused by overall market uncertainty along with affordability constraints.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2025	2024	2023	2022	2021
First	16%	14%	30%	14%	17%
Second	15%	14%	18%	17%	16%
Third		17%	16%	27%	16%
Fourth		18%	25%	41%	15%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:
Quarter	2025	2024	2023	2022	2021
First	14%	10%	16%	8%	11%
Second	15%	13%	16%	9%	9%
Third		12%	12%	8%	6%
Fourth		15%	13%	13%	6%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the second quarter of fiscal 2025 was 15%, which approximates our historical normal rate. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Northeast:
Dollars	$261,796	$326,975	$513,432	$575,728	$506,850	$538,053
Number of homes	497	549	937	932	824	800

Southeast:
Dollars	$83,871	$74,061	$159,970	$142,732	$155,904	$202,343
Number of homes	168	164	304	274	266	435

West (1):
Dollars	$360,952	$384,774	$676,484	$691,702	$325,472	$389,094
Number of homes	733	799	1,362	1,433	621	783

Total (1):
Dollars	$706,619	$785,810	$1,349,886	$1,410,162	$988,226	$1,129,490
Number of homes	1,398	1,512	2,603	2,639	1,711	2,018

(1) Reflects the reclassification of eight consolidated homes and $5.0 million of contract backlog as of January 31, 2025, from the West segment to an unconsolidated joint venture. This is related to the assets and liabilities contributed to the joint venture we entered into during the three months ended January 31, 2025.

Contract backlog dollars decreased 12.5% as of April 30, 2025 compared to April 30, 2024, and the number of homes in backlog decreased 15.2% for the same period. The decrease in contract backlog dollars and number of homes as of April 30, 2025 compared to April 30, 2024, was primarily driven by an increase in sales of QMI homes and improved contract backlog conversion.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended April 30,

(Dollars in thousands, except average sales price)	2025	2024	Variance	Variance %
Northeast
Homebuilding revenue	$257,281	$199,087	$58,194	29.2%
Income before income taxes	$31,420	$31,730	$(310)	(1.0)%
Homes delivered	450	331	119	36.0%
Average sales price	$569,811	$597,305	$(27,494)	(4.6)%

Southeast
Homebuilding revenue	$74,676	$128,787	$(54,111)	(42.0)%
Income before income taxes	$392	$27,067	$(26,675)	(98.6)%
Homes delivered	153	246	(93)	(37.8)%
Average sales price	$487,601	$521,825	$(34,224)	(6.6)%

West
Homebuilding revenue	$332,385	$361,234	$(28,849)	(8.0)%
Income before income taxes	$18,938	$35,597	$(16,659)	(46.8)%
Homes delivered	682	706	(24)	(3.4)%
Average sales price	$468,176	$511,122	$(42,946)	(8.4)%

	Six Months Ended April 30,

(Dollars in thousands, except average sales price)	2025	2024	Variance	Variance %
Northeast
Homebuilding revenue	$541,029	$390,527	$150,502	38.5%
Income before income taxes	$71,211	$67,639	$3,572	5.3%
Homes delivered	895	663	232	35.0%
Average sales price	$601,188	$584,762	$16,426	2.8%

Southeast
Homebuilding revenue	$126,278	$234,797	$(108,519)	(46.2)%
Income before income taxes	$10,113	$41,942	$(31,829)	(75.9)%
Homes delivered	277	441	(164)	(37.2)%
Average sales price	$455,018	$530,605	$(75,587)	(14.2)%

West
Homebuilding revenue	$652,339	$639,691	$12,648	2.0%
Income before income taxes	$21,559	$56,189	$(34,630)	(61.6)%
Homes delivered	1,367	1,242	125	10.1%
Average sales price	$463,149	$514,389	$(51,240)	(10.0)%

Homebuilding Results by Segment

Northeast - Homebuilding revenue increased 29.2% for the three months ended April 30, 2025 compared to the same period in the prior year. The increase for the three months ended April 30, 2025 was attributed to a 36.0% increase in homes delivered, partially offset by a 4.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended April 30, 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended April 30, 2024, which were no longer delivering in the second quarter of the current year.

Income before income taxes decreased $0.3 million to $31.4 million for the three months ended April 30, 2025 as compared to the same period in the prior year. This was primarily due to a $1.7 million increase in SGA, while gross margin percentage was relatively flat.

Homebuilding revenue increased 38.5% for the six months ended April 30, 2025 compared to the same period in the prior year. The increase for the six months ended April 30, 2025 was attributed to a 35.0% increase in homes delivered and a 2.8% increase in average sales price. The increase in the average sales price was the result of new communities delivering higher priced, larger single family homes, townhomes and condominiums in higher-end submarkets of the segment for the six months ended April 30, 2025, primarily during the first quarter of fiscal 2025, compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the six months ended April 30, 2024, which are no longer delivering in the current year.

Income before income taxes increased $3.6 million to $71.2 million for the six months ended April 30, 2025 as compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenues discussed above, while gross margin percentage was relatively flat.

Southeast – Homebuilding revenue decreased 42.0% for the three months ended April 30, 2025 compared to the same period in the prior year. The decrease for the three months ended April 30, 2025 was attributed to a 37.8% decrease in homes delivered and a 6.6% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the three months ended April 30, 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment for the three months ended April 30, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $26.7 million to $0.4 million for the three months ended April 30, 2025 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 46.2% for the six months ended April 30, 2025 compared to the same period in the prior year. The decrease was due to a 37.2% decrease in homes delivered and a 14.2% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the six months ended April 30, 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment for the six months ended April 30, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $31.8 million to $10.1 million for the six months ended April 30, 2025 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenue decreased 8.0% for the three months ended April 30, 2025 compared to the same period in the prior year. The decrease was due to a 3.4% decrease in homes delivered and an 8.4% decrease in average sales price, partially offset by a $12.7 million increase in land sales and other revenue.  The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the three months ended April 30, 2025 compared to some communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended April 30, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $16.7 million to $18.9 million for the three months ended April 30, 2025 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $2.5 million increase in SGA and a decrease in gross margin percentage.

Homebuilding revenue increased 2.0% for the six months ended April 30, 2025 compared to the same period in the prior year. The increase was due to an $18.4 million increase in land sales and other revenue and a 10.1% increase in homes delivered, partially offset by a 10.0% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the six months ended April 30, 2025 compared to some communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the six months ended April 30, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $34.6 million to $21.6 million for the six months ended April 30, 2025 compared to the same period in the prior year. This is primarily due to a $6.9 million increase in SGA and a decrease in gross margin percentage.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the six months ended April 30, 2025 and 2024, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 40.6% and 34.2%, respectively, of our total loans. For the six months ended April 30, 2025 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 65.5% to 58.5%. The origination of loans which exceed conforming conventions increased from 0.3% to 0.9% for the six months ended April 30, 2025 compared to the same period in the prior year.

During the three and six months ended April 30, 2025 and 2024, financial services provided $8.4 million and $11.9 million of income before income taxes compared to $5.1 million and $8.9 million for the same periods in the prior year. The increase in financial services income before income taxes for the three and six months ended April 30, 2025 compared to the same periods in the prior year was primarily due to an increase in the amount of loans closed during the period and an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 78.1% and 78.6% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2025 and 2024, respectively, and 79.2% and 78.7% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the six months ended April 30, 2025 and 2024, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $29.5 million for the three months ended April 30, 2025 compared to $32.5 million for the three months ended April 30, 2024 and decreased to $62.2 million for the six months ended April 30, 2025 compared to $69.7 million for the six months ended April 30, 2024. The decrease was primarily due to lower stock compensation expense compared to the same periods in the prior year. During the first half of fiscal 2024, we had additional expense related to finalizing the value of phantom stock awards granted under our 2019 long-term incentive plan as a result of an increase to our stock price. In addition, for the first half of fiscal 2025, we recorded a benefit related to our 2024 and 2023 long-term incentive plan phantom stock awards, as a result of a decrease in our stock price during the period.

Gain on Extinguishment of Debt, net

On April 30, 2025, K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $0.4 million for the three and six months ended April 30, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Condensed Consolidated Statement of Operations as "Gain on extinguishment of debt, net".

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $2.1 million to $9.0 million for the three months ended April 30, 2025 and decreased $7.9 million to $18.2 million for the six months ended April 30, 2025 compared to the same periods in the prior year. The decrease for the three and six months ended April 30, 2025 compared to the same period of the prior year was primarily due to the recognition of losses from two unconsolidated joint ventures in which one just started delivering homes in the second quarter of fiscal 2025 and the other is not currently delivering any homes. In addition, we recognized income in the first half of the prior year from a joint venture that was subsequently consolidated in fiscal 2024.

Income Taxes

For the three and six months ended April 30, 2025 and 2024, we recorded income tax expense of $6.8 million and $18.5 million, respectively, and $18.6 million and $27.2 million, respectively. In both the current and prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at April 30, 2025 was $202.4 million, including $74.0 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $467.4 million on land and land development during the first half of fiscal 2025. After land and land development spending and all other operating activities, including revenue received from deliveries, cash used in operations was $33.6 million. During the first half of fiscal 2025, cash used in investing activities was $32.9 million, primarily due to a new joint venture entered into during the first quarter of fiscal 2025, along with spending on capitalized software, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $81.0 million during the first half of fiscal 2025, primarily due to the redemption of our 13.5% Senior Notes, along with net payments for our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds for land banking financings and model sale leaseback financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2025 and 2024 were for operating expenses, land purchases, land deposits, land development, construction spending, investments in unconsolidated joint ventures, land banking transactions, state income taxes, debt reductions, interest payments, preferred dividends, treasury stock purchases and litigation matters. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2025 and October 31, 2024, were as follows:

	April 30,	October 31,
(In thousands)	2025	2024
Senior Secured Notes	$655,000	$655,000
Senior Notes	24,968	51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	175,000	175,000
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	9,312	14,662
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$864,280	$896,218

(1) At April 30, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at April 30, 2025 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together with the Credit Facilities, the “Debt Instruments”) outstanding at April 30, 2025 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchange or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028, and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026, or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of April 30, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

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

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $78.1 million and $90.7 million, net of debt issuance costs, at April 30, 2025 and October 31, 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $196.3 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 8.2% and 8.7% at April 30, 2025 and October 31, 2024, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian Mortgage, originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2025 and October 31, 2024, we had an aggregate of $94.6 million and $131.4 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of these agreements.

Equity

On December 18, 2024, our Board of Directors (the "Board") authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended April 30, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. During the six months ended April 30, 2024, we repurchased 106,047 shares under the stock repurchase program, with a market value of $15.0 million, or $141.45 per share. As of April 30, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for the three and six months ended April 30, 2025 and 2024, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $40.6 million to $183.5 million at April 30, 2025 compared to October 31, 2024. The increase was primarily due a new joint venture entered into during the first quarter of fiscal 2025, along with increases in our share of income recognized for two of our existing unconsolidated joint ventures during the period, partially offset by an increase in our share of loss recognized for one of our existing unconsolidated joint ventures, and partner distributions. As of April 30, 2025 and October 31, 2024, we had investments in seven and six unconsolidated homebuilding joint ventures, respectively. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, increased $42.4 million to $1.5 billion at April 30, 2025 compared to October 31, 2024. Total inventory, excluding consolidated inventory not owned, increased by $12.0 million in the Northeast and $61.4 million in the Southeast, partially offset by a decrease of $31.0 million in the West. The net increase was primarily attributable to new land purchases and land development, partially offset by home deliveries, along with inventory contributed to a new unconsolidated joint venture during the period. Substantially all homes under construction or completed and included in inventory at April 30, 2025 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $56.7 million from October 31, 2024 to April 30, 2025. The increase was primarily due to increases in land banking transactions, along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheet, at April 30, 2025, included inventory of $204.8 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $108.6 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Condensed Consolidated Balance Sheet, at April 30, 2025, included inventory of $62.9 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $64.5 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The following tables summarize home sites included in our total residential real estate. The increase in total home sites available at April 30, 2025 compared to October 31, 2024 is attributable to acquiring new land parcels during the period, partially offset by delivering homes and terminating certain option agreements.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2025:

Northeast	43	4,455	15,119	19,574
Southeast	17	1,912	5,902	7,814
West	65	6,260	8,799	15,059

Consolidated total	125	12,627	29,820	42,447

Unconsolidated joint ventures (2)	27	4,070	932	5,002

Owned		4,768	1,682	6,450
Optioned		7,852	28,138	35,990
Construction to permanent financing lots		7	-	7

Consolidated total		12,627	29,820	42,447

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2024:

Northeast	49	4,804	14,776	19,580
Southeast	16	1,537	5,624	7,161
West	65	6,005	9,149	15,154

Consolidated total	130	12,346	29,549	41,895

Unconsolidated joint ventures (2)	19	2,662	1,687	4,349

Owned		5,311	1,321	6,632
Optioned		7,031	28,228	35,259
Construction to permanent financing lots		4	-	4

Consolidated total		12,346	29,549	41,895

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active selling communities and substantially completed communities. The increase in started or completed unsold homes from October 31, 2024 to April 30, 2025 is due to the decrease in sales pace during the second quarter of fiscal 2025.

	April 30, 2025			October 31, 2024

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	225	26	251	259	35	294
Southeast	169	18	187	135	19	154
West	679	15	694	627	31	658

Total	1,073	59	1,132	1,021	85	1,106

Started or completed unsold homes and models per active selling communities (1)	8.6	0.5	9.1	7.9	0.6	8.5

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 125 at April 30, 2025 and 130 at October 31, 2024. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $42.0 million to $161.6 million at April 30, 2025, compared to October 31, 2024. Financial services assets consist primarily of residential mortgage receivables held for sale of which $116.2 million and $147.2 million at April 30, 2025 and October 31, 2024, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2024 was primarily related to a decrease in the volume of loans originated during the second quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024, partially offset by an increase in the average loan value.

Financial services liabilities decreased $42.6 million to $140.6 million at April 30, 2025 compared to October 31, 2024. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

                  The annual rate of inflation in the United States was 2.3% in April 2025, as measured by the Consumer Price Index, which is lower than both October 2024 and January 2025, and much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 50.2% of our homebuilding cost of sales for the six months ended April 30, 2025.

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

Table of Content
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we are able to hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2025, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of April 30, 2025 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	4/30/2025
Long term debt(1):
Fixed rate	$-	$-	$-	$400,000	$430,000	$24,968	$854,968	$885,092
Weighted average interest rate	-%	-%	-%	8.88%	11.75%	5.00%	10.21%

(1)	Does not include:
	●	the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
	●	$78.1 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
	●	our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2025.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2025. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of April 30, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased of Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 1, 2025 through February 28, 2025	-	-	-	$13,627,297
March 1, 2025 through March 31, 2025	-	-	-	$13,627,297
April 1, 2025 through April 30, 2025	126,448	$96.68	126,448	$26,402,928

Item 5. OTHER INFORMATION

During the three months ended April 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Table of Content

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2025 and October 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2025 and 2024, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended April 30, 2025, formatted in Inline XBRL (and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	May 30, 2025
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 30, 2025
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

