Form 10-Q
period 2025-07-31
HOVNANIAN ENTERPRISES INC
filed 2025-08-29
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,131,747 shares of Class A Common Stock and 760,387 shares of Class B Common Stock were outstanding as of August 26, 2025.

1

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31,	October 31,
	2025	2024

ASSETS
Homebuilding:
Cash and cash equivalents	$146,592	$209,976
Restricted cash and cash equivalents	12,155	7,875
Inventories:
Sold and unsold homes and lots under development	1,192,251	1,195,318
Land and land options held for future development or sale	171,030	238,499
Consolidated inventory not owned	329,651	210,987
Total inventories	1,692,932	1,644,804
Investments in and advances to unconsolidated joint ventures	218,356	142,910
Receivables, deposits and notes, net	29,233	29,400
Property and equipment, net	51,573	43,431
Prepaid expenses and other assets	83,916	82,525
Total homebuilding	2,234,757	2,160,921

Financial services	173,775	203,589

Deferred tax assets, net	220,820	241,064
Total assets	$2,629,352	$2,605,574

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$53,524	$90,675
Accounts payable and other liabilities	425,683	433,273
Customers’ deposits	35,480	41,639
Liabilities from inventory not owned, net of debt issuance costs	236,644	140,298
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	861,922	896,218
Accrued interest	28,361	14,508
Total homebuilding	1,641,614	1,616,611

Financial services	152,375	183,135

Income taxes payable	-	5,479
Total liabilities	1,793,989	1,805,225

Stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2025 and October 31, 2024	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,479,719 shares at July 31, 2025 and 6,415,794 shares at October 31, 2024	65	64
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 788,056 shares at July 31, 2025 and 757,023 shares at October 31, 2024	8	8
Paid in capital - common stock	758,542	749,752
Retained earnings	130,661	74,136
Treasury stock - at cost – 1,348,087 shares of Class A common stock at July 31, 2025 and 1,090,179 shares at October 31, 2024; 27,669 shares of Class B common stock at July 31, 2025 and October 31, 2024	(189,212)	(158,910)
Total stockholders’ equity	835,363	800,349
Total liabilities and equity	$2,629,352	$2,605,574

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Homebuilding:
Sale of homes	$769,050	$687,424	$2,066,278	$1,947,989
Land sales and other revenues	2,967	16,392	27,573	25,968
Total homebuilding	772,017	703,816	2,093,851	1,973,957
Financial services	28,566	18,888	66,826	51,323
Total revenues	800,583	722,704	2,160,677	2,025,280

Expenses:
Homebuilding:
Cost of sales, excluding interest	636,256	547,332	1,712,835	1,528,047
Cost of sales interest	26,868	22,316	66,162	63,757
Inventory impairments and land option write-offs	16,045	3,099	20,141	3,638
Total cost of sales	679,169	572,747	1,799,138	1,595,442
Selling, general and administrative	55,770	50,989	161,087	146,415
Total homebuilding expenses	734,939	623,736	1,960,225	1,741,857

Financial services	14,715	12,362	41,043	35,856
Corporate general and administrative	35,029	38,480	97,221	108,130
Other interest	7,149	6,262	25,811	25,682
Other expense (income), net (1)	460	(44,707)	(19,660)	(47,284)
Total expenses	792,292	636,133	2,104,640	1,864,241
Gain on extinguishment of debt, net	-	-	399	1,371
Income from unconsolidated joint ventures	15,511	10,698	33,759	36,814
Income before income taxes	23,802	97,269	90,195	199,224
State and federal income tax provision:
State	3,310	5,896	7,170	13,333
Federal	3,877	18,454	18,493	38,232
Total income taxes	7,187	24,350	25,663	51,565
Net income	16,615	72,919	64,532	147,659
Less: preferred stock dividends	2,669	2,669	8,007	8,007
Net income available to common stockholders	$13,946	$70,250	$56,525	$139,652

Per share data:
Basic:
Net income per common share	$2.14	$10.61	$8.55	$20.85
Weighted-average number of common shares outstanding	6,399	6,474	6,442	6,476
Assuming dilution:
Net income per common share	$1.99	$9.75	$7.94	$19.15
Weighted-average number of common shares outstanding	6,887	7,048	6,936	7,048

See notes to condensed consolidated financial statements (unaudited).

(1) Includes gain on contribution of assets to a joint venture of $22.7 million for the nine months ended July 31, 2025, and includes gain on consolidation of a joint venture of $45.7 million for the three and nine months ended July 31, 2024 (see note 18).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND NINE MONTH PERIODS ENDED JULY 31, 2025

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Retained	Treasury
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, October 31, 2024	5,325,615	$64	729,354	$8	5,600	$135,299	$749,752	$74,136	$(158,910)	$800,349
Stock options, amortization and issuances	476									-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures	666						3,605			3,605
Conversion of Class B to Class A common stock	5		(5)							-
Share repurchases, including excise taxes	(131,460)								(18,050)	(18,050)
Net income								28,191		28,191
Balance, January 31, 2025	5,195,302	$64	729,349	$8	5,600	$135,299	$753,357	$99,658	$(176,960)	$811,426
Stock options, amortization and issuances										-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures							4,233			4,233
Conversion of Class B to Class A common stock	4		(4)							-
Share repurchases, including excise taxes	(126,448)								(12,346)	(12,346)
Net income								19,726		19,726
Balance, April 30, 2025	5,068,858	$64	729,345	$8	5,600	$135,299	$757,590	$116,715	$(189,306)	$820,370
Stock options, amortization and issuances	1,179						25			25
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures	61,595	1	31,042				927			928
Share repurchases, including excise taxes	-								94	94
Net income								16,615		16,615
Balance, July 31, 2025	5,131,632	$65	760,387	$8	5,600	$135,299	$758,542	$130,661	$(189,212)	$835,363

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND NINE MONTH PERIODS ENDED JULY 31, 2024

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Interest	Total
Balance, October 31, 2023	5,345,929	$62	749,081	$8	5,600	$135,299	$735,946	$(157,197)	$(132,382)	$53	$581,789
Stock options, amortization and issuances	615						46				46
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures							4,071				4,071
Conversion of Class B to Class A common stock	16		(16)								-
Changes in noncontrolling interest in consolidated joint ventures										(53)	(53)
Net income								23,904			23,904
Balance, January 31, 2024	5,346,560	$62	749,065	$8	5,600	$135,299	$740,063	$(135,962)	$(132,382)	$-	$607,088
Stock options, amortization and issuances	120						(4)				(4)
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures							6,942				6,942
Conversion of Class B to Class A common stock	40,141	1	(40,141)	(1)							-
Share repurchases, including excise taxes	(106,047)								(15,147)		(15,147)
Net income								50,836			50,836
Balance, April 30, 2024	5,280,774	$63	708,924	$7	5,600	$135,299	$747,001	$(87,795)	$(147,529)	$-	$647,046
Stock options, amortization and issuances	4,767						268				268
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	85,021	1	53,250	1			(2,790)				(2,788)
Conversion of Class B to Class A common stock	32,771		(32,771)								-
Share repurchases, including excise taxes	(82,753)								(11,392)		(11,392)
Net income								72,919			72,919
Balance, July 31, 2024	5,320,580	$64	729,403	$8	5,600	$135,299	$744,479	$(17,545)	$(158,921)	$-	$703,384

See notes to condensed consolidated financial statements (unaudited).

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net income	$64,532	$147,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,513	5,679
Stock-based compensation	14,124	20,208
Amortization of debt discounts, premiums and deferred financing costs	(1,777)	(366)
Gain on sale of property and assets	(951)	(941)
Gain on consolidation of joint venture	-	(45,653)
Gain on inventory contributed to joint venture	(22,683)	-
Income from unconsolidated joint ventures	(33,759)	(36,814)
Distributions of earnings from unconsolidated joint ventures	3,460	3,170
Gain on extinguishment of debt	(399)	(1,371)
Inventory impairments and land option write-offs	20,141	3,638
(Increase) decrease in assets:
Inventories	(45,586)	(181,270)
Receivables, deposits and notes	(2,163)	(25,138)
Origination of mortgage loans	(1,279,416)	(1,083,465)
Sale of mortgage loans	1,297,796	1,065,098
Deferred tax assets	20,244	44,924
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(8,328)	3,819
Customers’ deposits	(6,159)	(9,146)
State income tax payable	(8,384)	(2,215)
Net cash provided by (used in) operating activities	19,205	(92,184)
Cash flows from investing activities:
Proceeds from sale of property and assets	1,523	951
Purchase of property, equipment, and other fixed assets	(17,011)	(13,437)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(49,572)	(32,162)
Distributions of capital from unconsolidated joint ventures	4,425	4,353
Net cash used in investing activities	(60,635)	(40,295)
Cash flows from financing activities:
Proceeds from mortgages and notes	152,747	227,612
Payments related to mortgages and notes	(191,384)	(241,496)
Proceeds from model sale leaseback financing programs	36,978	25,619
Payments related to model sale leaseback financing programs	(13,806)	(17,728)
Proceeds from land bank financing programs	159,819	75,969
Payments related to land bank financing programs	(85,117)	(72,132)
Net (payments) proceeds related to mortgage warehouse lines of credit	(21,504)	23,688
Payments related to senior notes, senior secured notes and senior unsecured term loan	(26,588)	(145,000)
Preferred dividends paid	(8,007)	(8,007)
Treasury stock purchases	(30,302)	(26,539)
Deferred financing costs from land banking financing programs and note issuances	(3,353)	(3,155)
Net cash used in financing activities	(30,517)	(161,169)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(71,947)	(293,648)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	266,761	477,519
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$194,814	$183,871

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$146,592	$122,036
Homebuilding: Restricted cash and cash equivalents	12,155	9,615
Financial Services: Cash and cash equivalents, included in financial services assets	5,228	5,847
Financial Services: Restricted cash and cash equivalents, included in financial services assets	30,839	46,373
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$194,814	$183,871

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

During the first quarter of fiscal 2025, the Board of Directors (the "Board") approved certain grants under a new Long-Term Incentive Program (the "2025 LTIP") that contain performance-based vesting conditions. The performance period for the 2025 LTIP commenced on November 1, 2024 and will end on October 31, 2027. At the end of the performance period, 100% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period. During the third quarter of fiscal 2025, the Board approved certain grants under a new Performance Stock Units Program (the "2025 PSUs") that also contain performance-based vesting conditions. The performance period for the 2025 PSUs commenced on May 1, 2025 and will end on April 30, 2026. Upon vesting, approximately 50% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period and approximately 50% of the awards, if any, are paid in cash based on the earned phantom stock units.

For the three and nine months ended July 31, 2025, stock-based compensation expense was $6.2 million ($4.4 million net of tax) and $14.1 million ($10.1 million net of tax), respectively. For the three and nine months ended July 31, 2024, stock-based compensation expense was $9.2 million ($6.1 million net of tax) and $20.2 million ($13.2 million net of tax), respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Interest capitalized at beginning of period	$53,633	$52,222	$57,671	$52,060
Plus interest incurred(1)	28,523	28,087	88,210	94,578
Less cost of sales interest expensed	(26,868)	(22,316)	(66,162)	(63,757)
Less other interest expensed(2)	(7,149)	(6,262)	(25,811)	(25,682)
Less interest contributed to unconsolidated joint venture(3)	-	-	(5,769)	(5,468)
Plus interest acquired from unconsolidated joint venture(4)	-	2,861	-	2,861
Interest capitalized at end of period(5)	$48,139	$54,592	$48,139	$54,592

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

During the three and nine months ended July 31, 2025 and 2024, respectively, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, along with financing programs, which does not qualify for capitalization and therefore is expensed as incurred. This component of other interest was $7.1 million and $6.3 million for the three months ended July 31, 2025 and 2024, respectively, and $25.8 million and $25.7 million for the nine months ended July 31, 2025 and 2024, respectively.

(3)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations as a result of these capitalized interest transactions.

(4)	Represents capitalized interest which was included as part of the assets acquired from joint ventures, as discussed in Note 18. There was no impact to the Condensed Consolidated Statement of Operations resulting therefrom.
(5)	Capitalized interest amounts are shown gross before allocating a portion of impairments, if any, to capitalized interest.

4.	Reduction of Inventory to Fair Value

We had 452 and 448 communities under development and held for future development or sale at July 31, 2025 and 2024, respectively, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We identified impairment indicators in one community in our Northeast segment and three communities in our West segment with an aggregate carrying value of $35.9 million during the three months ended July 31, 2025, and two communities in our Northeast segment and three communities in our West segment with an aggregate carrying value of $41.3 million during the nine months ended July 31, 2025. These impairment analyses resulted in impairments of $7.6 million and $8.8 million during the three and nine months ended July 31, 2025, respectively, included with "Inventory impairments and land option write-offs" in the Condensed Consolidated Statement of Operations and deducted from inventory. We identified an impairment indicator related to an offer received on a parcel of land with a carrying value of $15.2 million for one community in our West segment during both the three and nine months ended July 31, 2024. The impairment analysis resulted in an impairment charge of $2.7 million during the periods.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $8.4 million and $0.4 million for the three months ended July 31, 2025 and 2024, respectively, and $11.3 million and $0.9 million for the nine months ended July 31, 2025 and 2024, respectively. The number of lots walked away from during the three months ended July 31, 2025 and 2024 were 4,059 and 1,277, respectively, and 8,956 and 2,547 during the nine months ended July 31, 2025 and 2024, respectively. The walk-aways during the first three quarters of fiscal 2025 and 2024 occurred across each of our segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024, included inventory of $65.9 million and $46.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $68.7 million (net of debt issuance costs) and $46.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024, included inventory of $263.8 million and $164.9 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $167.9 million (net of debt issuance costs) and $94.1 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

Although the Company does not have legal title to the underlying land, we analyze our option purchase contracts to determine whether the corresponding land and lot sellers are VIEs and, if so, whether we are the primary beneficiary. The significant factors we consider in determining if the power to direct the activities of a VIE that most significantly impact the VIE's economic performance are shared include, among other things, our ability in determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, changing the terms of the contract or arranging financing for the VIE. As a result of our analyses, we have concluded, there are no VIEs that required consolidation at either July 31, 2025 or October 31, 2024 because we are not the primary beneficiary of the land or lots under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs where we have determined power is shared among the partners and we do not have a controlling financial interest. Including deposits on our unconsolidated VIEs, at July 31, 2025 and October 31, 2024, we had total cash deposits amounting to $312.1 million and $264.8 million, respectively, to purchase land and lots with a total purchase price of $3.4 billion and $3.0 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or if certain conditions are met.
6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2025 and previously delivered in 2024, our deductible under our general liability insurance is or was $30.0 million annually, aggregated for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2025 and 2024 is or was $0.25 million and $0.5 million for action over claims, both with a $30.0 million limit. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$91,800	$85,177	$89,391	$98,919
Additions – Selling, general and administrative	2,818	2,262	7,912	6,850
Additions – Cost of sales	2,294	2,787	6,512	7,637
Charges incurred during the period (1)	(2,417)	(2,546)	(8,772)	(28,139)
Changes to pre-existing reserves	1,955	418	1,407	2,831
Balance, end of period	$96,450	$88,098	$96,450	$88,098

(1) The majority of the charges incurred during the first nine months of fiscal 2024 represented a payment for construction defects related to the settlement of a litigation matter.

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

In December 2020, the New Jersey Department of Environmental Protection ("NJDEP") and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc., in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998, the NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. Discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. As of July 31, 2025 and October 31, 2024, $12.5 million and $13.6 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $12.2 million and $7.9 million as of July 31, 2025 and October 31, 2024, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $30.8 million and $42.3 million as of July 31, 2025 and October 31, 2024, respectively. Included in these balances were (1) financial services customers’ deposits of $27.0 million and $39.2 million at July 31, 2025 and October 31, 2024, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $3.8 million and $3.1 million at July 31, 2025 and October 31, 2024, respectively.

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

We rent certain office space for use in our operations. Our lease population at July 31, 2025 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$2,876	$2,743	$8,708	$8,131
Cash payments on lease liabilities	$2,520	$2,224	$8,092	$6,604

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities". During the nine months ended July 31, 2025, we had an increase to ROU assets and lease liabilities of $8.3 million as a result of new leases and lease renewals that commenced during the period. We also modified a lease in our Northeast segment to shorten the term during the nine months ended July 31, 2025, which resulted in a decrease to ROU assets and lease liabilities of $7.7 million. The following table contains additional information about our leases:

(In thousands)	July 31, 2025	October 31, 2024
ROU assets	$22,654	$28,765
Lease liabilities	$25,874	$30,868
Weighted-average remaining lease term (in years)	3.6	4.6
Weighted-average discount rate	10.2%	10.3%

Maturities of our operating lease liabilities as of July 31, 2025 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2025 (excluding the nine months ended July 31, 2025)	$2,501
2026	10,356
2027	8,155
2028	4,900
2029	3,022
2030 and thereafter	2,109
Total operating lease payments (1)	31,043
Less: imputed interest	(5,169)
Present value of operating lease liabilities	$25,874

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $11.5 million of legally binding minimum lease payments for office leases signed but not yet commenced as of July 31, 2025. The related ROU assets and operating lease liabilities are not reflected on the Company's Condensed Consolidated Balance Sheets.

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

As of July 31, 2025 and October 31, 2024, $128.9 million and $145.7 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At July 31, 2025 and October 31, 2024, we had specific reserves for 9 and 10 identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Loan origination reserves, beginning of period	$2,738	$2,034	$2,520	$2,013
Provisions for estimated losses during the period	195	216	452	629
Payments/settlements	(44)	(156)	(83)	(548)
Loan origination reserves, end of period	$2,889	$2,094	$2,889	$2,094

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $53.5 million and $90.7 million, net of debt issuance costs, as of July 31, 2025 and October 31, 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $123.8 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 8.7% as of July 31, 2025 and October 31, 2024, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on July 31, 2025 to extend the maturity date to April 1, 2026, is a short-term borrowing facility that provides up to $50.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus an applicable margin of 2.00% to 2.25%. As of July 31, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $9.0 million and $7.3 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $100.0 million through its maturity on March 4, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate or SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $55.5 million and $78.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. ("Hinsdale Master Repurchase Agreement"), which was amended on July 14, 2025 to extend the maturity date to July 13, 2026, and is a short-term borrowing facility that provides up to $50.0 million. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of both July 31, 2025 and October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $45.5 million.

On June 6, 2025, K. Hovnanian Mortgage entered into a new secured Master Repurchase Agreement with PlainsCapital Bank ("PlainsCapital Master Repurchase Agreement"). The short-term borrowing facility provides up to $75.0 million through its maturity on May 31, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the 30-Day SOFR, plus an applicable margin of 2.125% to 9.0% based upon the number of days outstanding with the warehouse line, subject to a floor of 5.5%. As of July 31, 2025, there were no borrowings outstanding under the PlainsCapital Master Repurchase Agreement.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Hinsdale Master Repurchase Agreement and PlainsCapital Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2025, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2025 and October 31, 2024, were as follows:

	July 31,	October 31,
(In thousands)	2025	2024
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$225,000	$225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	430,000	430,000
Total Senior Secured Notes	$655,000	$655,000
Senior Notes:
13.5% Senior Notes due February 1, 2026	$-	$26,588
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$24,968	$51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	$175,000	$175,000
Senior Secured Revolving Credit Facility (1)	$-	$-
Subtotal senior notes and credit facilities	$854,968	$881,556
Net premiums (discounts)	$9,141	$17,340
Unamortized debt issuance costs	$(2,187)	$(2,678)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$861,922	$896,218

(1) At July 31, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2025 (collectively, the "Notes Guarantors").

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the "Debt Instruments") outstanding at July 31, 2025, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchange or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (the "Secured Term Loan Facility") and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026 (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so in the near term with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2025

On April 30, 2025, K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $0.4 million for the nine months ended July 31, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Condensed Consolidated Statement of Operations as "Gain on extinguishment of debt, net".

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

As of July 31, 2025, the collateral securing the Secured Credit Agreement, the Secured Term Loan Facility and the senior secured notes included (1) $156.0 million of cash and cash equivalents, which included $6.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $738.6 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $216.4 million.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $6.2 million and $2.6 million letters of credit outstanding at July 31, 2025 and October 31, 2024, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$16,615	$72,919	$64,532	$147,659
Less: preferred stock dividends	(2,669)	(2,669)	(8,007)	(8,007)
Less: undistributed earnings allocated to participating securities	(233)	(1,548)	(1,428)	(4,660)
Numerator for basic earnings per share	$13,713	$68,702	$55,097	$134,992
Plus: undistributed earnings allocated to participating securities	233	1,548	1,428	4,660
Less: undistributed earnings reallocated to participating securities	(234)	(1,556)	(1,435)	(4,698)
Numerator for diluted earnings per share	$13,712	$68,694	$55,090	$134,954
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,399	6,474	6,442	6,476
Effect of dilutive securities:
Stock-based payments	488	574	494	572
Denominator for diluted earnings per share – weighted-average shares outstanding	6,887	7,048	6,936	7,048
Basic earnings per share	$2.14	$10.61	$8.55	$20.85
Diluted earnings per share	$1.99	$9.75	$7.94	$19.15

There were no anti-dilutive shares for the three and nine months ended July 31, 2025 and 2024.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock for the three and nine months ended July 31, 2025 and 2024.

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

On August 4, 2008, the Board adopted a shareholder rights plan (the “Rights Plan”), which was amended on January 11, 2018, January 18, 2021, and January 11, 2024, and which is designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss (“NOL”) carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A common Stock and Class B common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A common stock without the approval of the Board, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing shareholders who owned, at the time of the Rights Plan’s initial adoption on August 4, 2008, 4.9% or more of the outstanding shares of Class A common stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board’s decision to adopt the Rights Plan may be terminated by the Board at any time prior to the Rights being triggered. The Rights Plan will continue in effect until August 14, 2027, unless it expires earlier in accordance with its terms. The approval of the Board’s decision to initially adopt the Rights Plan and Amendments Nos. 1, 2 and 3 thereto were approved by shareholders. Our shareholders also approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our NOLs and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% shareholders and holders of Class B common stock, the transfer restrictions in our Restated Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new “public group” (as defined in the applicable U.S. Treasury regulations). Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

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

During the nine months ended July 31, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. During the nine months ended July 31, 2024, we repurchased 188,800 shares under the stock repurchase program, with a market value of $26.5 million, or $140.31 per share. The repurchased shares were added to "Treasury stock" on the Condensed Consolidated Balance Sheets. As of July 31, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three and nine months ended July 31, 2025, we recorded income tax expense of $7.2 million and $25.7 million, respectively, and $24.4 million and $51.6 million for the same periods in the prior year, respectively. For both the three and nine months ended July 31, 2025, and both prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted and signed into U.S. law. The OBBBA modifies or extends provisions enacted by the 2017 Tax Cuts and Jobs Act and introduces new provisions including the repeal of our ability to claim energy efficient home credits for homes that close after June 30, 2026. While the OBBBA does not have a material impact on our Condensed Consolidated Financial Statements, we will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At July 31, 2025, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Revenues:
Northeast	$289,180	$255,332	$830,209	$645,859
Southeast	104,747	115,964	231,025	350,761
West	377,185	330,980	1,029,524	970,671
Total homebuilding	771,112	702,276	2,090,758	1,967,291
Financial services	28,566	18,888	66,826	51,323
Corporate and unallocated	905	1,540	3,093	6,666
Total revenues	$800,583	$722,704	$2,160,677	$2,025,280
Income (loss) before income taxes:
Northeast	$41,447	$40,006	$112,658	$107,645
Southeast	11,639	20,449	21,752	62,391
West	(6,284)	21,009	15,275	77,198
Total homebuilding	46,802	81,464	149,685	247,234
Financial services	13,851	6,526	25,783	15,467
Corporate and unallocated (1)	(36,851)	9,279	(85,273)	(63,477)
Income before income taxes	$23,802	$97,269	$90,195	$199,224

(1)

Corporate and unallocated for the three months ended July 31, 2025, included corporate general and administrative expenses of $35.0 million and $1.9 million of other net expenses. Corporate and unallocated for the nine months ended July 31, 2025, included corporate general and administrative expenses of $97.2 million, $11.5 million of other income, and $0.4 million of gain on extinguishment of debt. Corporate and unallocated for the three months ended July 31, 2024, included corporate general and administrative expenses of $38.4 million, a reduction in interest expense of $5.4 million (a component of Other interest in our Condensed Consolidated Statements of Operations) and $42.3 million of other income. Corporate and unallocated for the nine months ended July 31, 2024, included corporate general and administrative expenses of $108.1 million, $43.2 million of other income and $1.4 million of gain on extinguishment of debt.

	July 31,	October 31,
(In thousands)	2025	2024

Assets:
Northeast	$699,572	$664,064
Southeast	361,570	296,058
West	915,324	889,704
Total homebuilding	1,976,466	1,849,826
Financial services	173,775	203,589
Corporate and unallocated	479,111	552,159
Total assets	$2,629,352	$2,605,574

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

During the third quarter of fiscal 2024, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of such distribution. Upon consolidation, we recorded a gain of $45.7 million in "Other (income) expense, net" for the three and nine months ended July 31, 2024.

During the first quarter of fiscal 2025, we contributed four active selling communities we owned to one new unconsolidated joint venture for $20.8 million of net cash and a $50.0 million note receivable, resulting in a gain of $22.7 million, which was recorded in “Other (income) expense, net.”

During the third quarter of fiscal 2025, we contributed two communities in planning to a new unconsolidated joint venture for $2.8 million of cash.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	July 31, 2025
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$127,319	$-	$127,319
Inventories	569,264	-	569,264
Other assets	187,959	-	187,959
Total assets	$884,542	$-	$884,542

Liabilities and equity:
Accounts payable and accrued liabilities	$391,659	$-	$391,659
Notes payable	124,621	-	124,621
Total liabilities	516,280	-	516,280
Equity of:
Hovnanian Enterprises, Inc.	216,432	-	216,432
Others	151,830	-	151,830
Total equity	368,262	-	368,262
Total liabilities and equity	$884,542	$-	$884,542
Debt to capitalization ratio	25%	0%	25%

	October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$130,532	$-	$130,532
Inventories	402,628	-	402,628
Other assets	311,955	-	311,955
Total assets	$845,115	$-	$845,115

Liabilities and equity:
Accounts payable and accrued liabilities	$469,320	$-	$469,320
Notes payable	88,653	-	88,653
Total liabilities	557,973	-	557,973
Equity of:
Hovnanian Enterprises, Inc.	140,540	-	140,540
Others	146,602	-	146,602
Total equity	287,142	-	287,142
Total liabilities and equity	$845,115	$-	$845,115
Debt to capitalization ratio	24%	0%	24%

As of July 31, 2025 and October 31, 2024, we had outstanding advances to unconsolidated joint ventures of $1.9 million and $2.4 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the nine months ended July 31, 2025 and 2024, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended July 31, 2025
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$166,887	$-	$166,887
Cost of sales and expenses	(152,679)	-	(152,679)
Joint venture net income	$14,208	$-	$14,208
Our share of net income	$15,511	$-	$15,511

	Three Months Ended July 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$155,930	$-	$155,930
Cost of sales and expenses	(134,612)	414	(134,198)
Joint venture net income	$21,318	$414	$21,732
Our share of net income	$10,698	$-	$10,698

	Nine Months Ended July 31, 2025
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$446,939	$-	$446,939
Cost of sales and expenses	(406,894)	-	(406,894)
Joint venture net income	$40,045	$-	$40,045
Our share of net income	$33,759	$-	$33,759

	Nine Months Ended July 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total

Revenues	$406,399	$-	$406,399
Cost of sales and expenses	(354,388)	414	(353,974)
Joint venture net income	$52,011	$414	$52,425
Our share of net income	$36,814	$-	$36,814

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the three and nine months ended July 31, 2025 and 2024, respectively, we had investments in eight and seven unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended July 31, 2025, “Our share of net income” was greater than the "Joint venture net income" due to one unconsolidated joint venture with increased income during the period for which we currently recognize a higher profit sharing percentage based on the joint venture agreement and one unconsolidated joint venture with increased losses during the period for which the book value of our investment is zero and therefore we did not recognize our share of the losses. For the nine months ended July 31, 2025, “Our share of net income” was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased losses during the period for which the book value of our investment is zero and therefore we did not recognize our share of the losses.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $6.7 million and $5.5 million for the three months ended July 31, 2025 and 2024, respectively, and $18.1 million and $14.0 million for the nine months ended July 31, 2025 and 2024, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	July 31,	October 31,
(In thousands)	Hierarchy	2025	2024

Mortgage loans held for sale (1)	Level 2	$130,545	$148,925

(1) The aggregate unpaid principal balance was $132.0 million and $149.4 million at July 31, 2025 and October 31, 2024, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $487.7 million at July 31, 2025. Loans in process for which interest rates were committed to the borrowers totaled $60.6 million as of July 31, 2025. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2025, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

Three Months Ended July 31, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(644)	$-	$-

Three Months Ended July 31, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$598	$-	$-

Nine Months Ended July 31, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(1,554)	$-	$-

Nine Months Ended July 31, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$1,482	$-	$-

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2025, respectively. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

	Three Months Ended July 31, 2025
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$35,879	$(7,630)	$28,249

	Three Months Ended July 31, 2024
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$15,245	$(2,653)	$12,592

	Nine Months Ended July 31, 2025
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$41,276	$(8,846)	$32,430

	Nine Months Ended July 31, 2024
	Fair
	Value	Pre-Impairment	Total	Fair
(In thousands)	Hierarchy	Amount	Losses	Value

Land and land options held for future development or sale	Level 3	$15,245	$(2,653)	$12,592

We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as "Inventory impairments and land option write-offs" and deducted from inventory of $7.6 million and $8.8 million for the three and nine months ended July 31, 2025, respectively. We recorded an inventory impairment, which is included in the Condensed Consolidated Statements of Operations as "Inventory impairments and land option write-offs" and deducted from inventory of $2.7 million for both the three and nine months ended July 31, 2024, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our Notes and Credit Facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Secured 1.125 Lien Notes due 2028 and 11.75% Senior Secured 1.25 Lien Notes due 2029 were a Level 2 measurement at July 31, 2025 due to recent trades for the same notes.

Fair Value as of July 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$-	$227,070	$-	$227,070
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	465,062	-	465,062
Senior Notes:
5.0% Senior Notes due February 1, 2040	-	-	15,595	15,595
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	184,571	184,571
Total fair value	$-	$692,132	$200,166	$892,298

Fair Value as of October 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	$-	$231,068	$-	$231,068
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	474,561	-	474,561
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	27,020	27,020
5.0% Senior Notes due February 1, 2040	-	11,485	-	11,485
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	190,041	190,041
Total fair value	$-	$717,114	$217,061	$934,175

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at July 31, 2025 and October 31, 2024.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, provides services to the Company. During the three months ended July 31, 2025 and 2024, the services provided by such engineering firm to the Company totaled $0.1 million and $0.3 million, respectively. During the nine months ended July 31, 2025 and 2024, the services provided by such engineering firm to the Company totaled $0.5 million and $0.9 million, respectively. Neither the Company nor Mr. Hovnanian has a financial interest in the relative’s company from whom the services were provided.

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

During fiscal 2024 and continuing through the first nine months of fiscal 2025, mortgage rates have fluctuated but still remain at a persistently high level. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

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

Although the long-term fundamentals of the new home market remain favorable, during the first nine months of fiscal 2025, volatility in the broader economy and affordability constraints caused many consumers to delay purchasing a new home. As a result of this more difficult sales environment, we experienced a decrease in net contracts compared to the first nine months of fiscal 2024, although net contracts for the third quarter of fiscal 2025 increased from the prior year period. Even as mortgage rates increased and we focused on increasing sales pace versus price, we were still able to raise net prices in approximately 40%, 31% and 21% of our communities during the first, second and third quarters of fiscal 2025, respectively.

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

During the nine months ended July 31, 2025, our cash position allowed us to spend $660.0 million on land purchases and land development for long-term growth, redeem $26.6 million of senior notes, repurchase $30.1 million of our common stock, and still have total liquidity of $277.9 million, including $146.6 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of July 31, 2025.

Information on our operating results for the three and nine months ended July 31, 2025 are as follows:

● Sale of homes revenues increased to $769.1 million for the three months ended July 31, 2025 from $687.4 million for the three months ended July 31, 2024, and increased to $2.1 billion for the nine months ended July 31, 2025 from $1.9 billion for the nine months ended July 31, 2024. There was a 14.0% and 10.2% increase in the number of home deliveries for the three and nine months ended July 31, 2025, compared to the same periods of the prior year, partially offset by a decrease in average price of 1.9% and 3.8% for the three and nine months ended July 31, 2025, compared to the same periods of the prior year. The increase in deliveries was primarily the result of an increase in our backlog conversion ratio, while the decrease in average price was the result of the geographic and community mix of our deliveries.

● Gross margin dollars decreased 31.3% and 24.8% for the three and nine months ended July 31, 2025, as compared to the same periods of the prior year, while gross margin percentage decreased to 11.7% and 13.5% for the three and nine months ended July 31, 2025, respectively, from 19.1% and 18.9% for the three and nine months ended July 31, 2024, respectively. Gross margin percentage, before cost of sales interest expense and land charges, decreased to 17.3% for the three months ended July 31, 2025 from 22.1% for the three months ended July 31, 2024, and decreased to 17.6% for the nine months ended July 31, 2025 from 22.2% for the nine months ended July 31, 2024. The decrease in gross margin percentage was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable. In the current homebuilding environment, we remain focused on driving financial performance by increasing our sales pace versus achieving a higher gross margin.

● Income before income taxes decreased to $23.8 million for the three months ended July 31, 2025 from $97.3 million for the three months ended July 31, 2024, and decreased to $90.2 million for the nine months ended July 31, 2025 from $199.2 million for the nine months ended July 31, 2024. Net income decreased to $16.6 million for the three months ended July 31, 2025 from $72.9 million for the three months ended July 31, 2024, and decreased to $64.5 million for the nine months ended July 31, 2025 from $147.7 million for the nine months ended July 31, 2024. Included in income before income taxes for the nine months ended July 31, 2025 was a gain of $22.7 million related to the contribution of assets to a new joint venture. For the nine months ended July 31, 2024, income before taxes included a gain of $45.7 million related to the consolidation of a joint venture. Earnings per share, basic and diluted, decreased to $2.14 and $1.99, respectively, for the three months ended July 31, 2025 compared to $10.61 and $9.75, respectively, for the three months ended July 31, 2024. Earnings per share, basic and diluted, decreased to $8.55 and $7.94, respectively, for the nine months ended July 31, 2025 compared to $20.85 and $19.15, respectively, for the nine months ended July 31, 2024.

● Net contracts increased 1.6% for the three months ended July 31, 2025 and decreased 0.4% for the nine months ended July 31, 2025, compared to the same periods of the prior year. The increase for the three months ended is primarily due to our current strategy of using increased incentives to drive sale pace. During the third quarter of fiscal 2025, incentives were 11.6% of the average sales price, which is up 3.9% from the same period of the prior year and up 1.1% from the second quarter of fiscal 2025. The slight decrease in net contracts for the nine months ended July 31, 2025 is due to continued macroeconomic uncertainty that permeated throughout the period leading to low consumer confidence.

● Net contracts per active selling community increased to 9.8 and 30.8 for the three and nine months ended July 31, 2025, respectively, compared to 9.5 and 30.4 in the same periods of the prior year, primarily due to our focus on sales pace over price.

● Contract backlog decreased from 2,041 homes at July 31, 2024 to 1,491 homes at July 31, 2025, and the dollar value of contract backlog decreased to $838.8 million, a 27.6% decrease in dollar value compared to the prior year, as our backlog conversion ratio has increased from the prior year period due to our having more QMI homes available to sell and deliver.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues increased (decreased) as follows:

	Three Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2025	2024	Change	Change
Homebuilding:
Sale of homes	$769,050	$687,424	$81,626	11.9%
Land sales and other revenues	2,967	16,392	(13,425)	(81.9)%
Financial services	28,566	18,888	9,678	51.2%

Total revenues	$800,583	$722,704	$77,879	10.8%

	Nine Months Ended

	July 31,	July 31,	Dollar	Percentage
(Dollars in thousands)	2025	2024	Change	Change
Homebuilding:
Sale of homes	$2,066,278	$1,947,989	$118,289	6.1%
Land sales and other revenues	27,573	25,968	1,605	6.2%
Financial services	66,826	51,323	15,503	30.2%

Total revenues	$2,160,677	$2,025,280	$135,397	6.7%

Homebuilding: Sale of Homes

For the three and nine months ended July 31, 2025, sale of homes revenues increased 11.9% and 6.1%, respectively, compared to the same periods in the prior year. The sale of homes revenue increased due to a 14.0% and 10.2% increase in homes delivered, respectively, partially offset by a 1.9% and 3.8% decrease in the average price per home for the three and nine months ended July 31, 2025, respectively, compared with the prior year periods. The average price per home decreased to $537,421 in the three months ended July 31, 2025 from $547,748 in the three months ended July 31, 2024. The average price per home decreased to $520,473 in the nine months ended July 31, 2025 from $540,958 in the nine months ended July 31, 2024. The increase in deliveries was primarily the result of an increase in our backlog conversion ratio. The decrease in average price was the result of the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2025	2024	% Change	2025	2024	% Change
Consolidated total:
Housing revenues	$769,050	$687,424	11.9%	$2,066,278	$1,947,989	6.1%
Homes delivered	1,431	1,255	14.0%	3,970	3,601	10.2%
Average sales price	$537,421	$547,748	(1.9)%	$520,473	$540,958	(3.8)%

Unconsolidated joint ventures: (1)
Housing revenues	$165,148	$151,443	9.0%	$441,419	$396,901	11.2%
Homes delivered	246	227	8.4%	650	615	5.7%
Average sales price	$671,333	$667,150	0.6%	$679,106	$645,367	5.2%

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $13.4 for the three months ended July 31, 2025 and increased $1.6 million for the nine months ended July 31, 2025, compared to the same periods in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were two and five land sales during the three and nine months ended July 31, 2025, respectively, and one and two land sales in the three and nine months ended July 31, 2024, respectively. Land sales revenues decreased $13.0 million and increased $4.8 million during the three and nine months ended July 31, 2025, respectively, compared to the same periods in the prior year. Other revenues, which includes interest income, decreased due to lower rates on our cash and cash equivalent accounts during the first three quarters of fiscal 2025, partially offsetting the increase in land sales revenues for the nine months ended July 31, 2025.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(Dollars in thousands)	2025	2024	2025	2024
Sale of homes	$769,050	$687,424	$2,066,278	$1,947,989
Cost of sales, excluding interest expense and land charges	636,015	535,425	1,702,360	1,515,258
Homebuilding gross margin, before cost of sales interest expense and land charges	133,035	151,999	363,918	432,731
Cost of sales interest expense, excluding land sales interest expense	26,868	20,351	65,544	61,792
Homebuilding gross margin, after cost of sales interest expense, before land charges	106,167	131,648	298,374	370,939
Land charges	16,045	446	20,141	985
Homebuilding gross margin	$90,122	$131,202	$278,233	$369,954
Homebuilding gross margin percentage	11.7%	19.1%	13.5%	18.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.3%	22.1%	17.6%	22.2%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	13.8%	19.2%	14.4%	19.0%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.0%	69.1%	71.1%	68.3%
Commissions	3.2%	3.0%	3.2%	3.3%
Financing concessions	4.4%	2.2%	3.8%	2.3%
Overheads	4.1%	3.6%	4.3%	3.9%
Total cost of sales, excluding interest expense and land charges	82.7%	77.9%	82.4%	77.8%
Cost of sales interest	3.5%	2.9%	3.2%	3.2%
Land charges	2.1%	0.1%	0.9%	0.1%

Homebuilding gross margin percentage	11.7%	19.1%	13.5%	18.9%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.3%	22.1%	17.6%	22.2%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	13.8%	19.2%	14.4%	19.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 11.7% and 13.5% for the three and nine months ended July 31, 2025, compared to 19.1% and 18.9% for the prior year periods. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 17.3% and 17.6% for the three and nine months ended July 31, 2025, compared to 22.1% and 22.2% for the three and nine months ended July 31, 2024. The decrease in gross margin percentage for the three and nine months ended July 31, 2025 was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2025	2024	2025	2024
Land and lot sales	$1,193	$14,230	$20,623	$15,783
Cost of sales, excluding interest	241	11,907	10,475	12,789
Land and lot sales gross margin, excluding interest	952	2,323	10,148	2,994
Land and lot sales interest expense	-	1,965	618	1,965
Land and lot sales gross margin, including interest	$952	$358	$9,530	$1,029

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $16.0 million and $3.1 million in expense for the three months ended July 31, 2025 and 2024, respectively, and $20.1 million and $3.6 million during the nine months ended July 31, 2025 and 2024, respectively. Inventory impairments amounted to $7.6 million and $8.8 million during the three and nine months ended July 31, 2025, respectively, and $2.7 million during both the three and nine months ended July 31, 2024. The impairments recorded for fiscal 2025 were for two communities in the Northeast segment and three communities in the West segment. The impairment recorded for fiscal 2024 was for one community in the West segment. We wrote-off residential land option, approval and engineering costs across each of our segments during the first three quarters of both fiscal 2025 and 2024.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $4.8 million to $55.8 million for the three months ended July 31, 2025 and increased $14.7 million to $161.1 million for the nine months ended July 31, 2025 compared to the same periods in the prior year. The increase for the three and nine months ended July 31, 2025 compared to the same periods in the prior year was primarily due to an increase in selling overhead from higher advertising costs and an increase in total compensation expense as a result of an increase in headcount from opening more communities along with the cost of annual merit increases.

Homebuilding: Key Performance Indicators

Net Contracts Per Active Selling Community

Net contracts per active selling community for the three and nine months ended July 31, 2025 were 9.8 and 30.8, respectively, compared to 9.5 and 30.4 for the same periods in the prior year, respectively. Our reported level of sales contracts (net of cancellations) was impacted by increasing incentives and concessions to drive customer demand for QMI homes.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2025	2024	2023	2022	2021
First	16%	14%	30%	14%	17%
Second	15%	14%	18%	17%	16%
Third	19%	17%	16%	27%	16%
Fourth		18%	25%	41%	15%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:
Quarter	2025	2024	2023	2022	2021
First	14%	10%	16%	8%	11%
Second	15%	13%	16%	9%	9%
Third	17%	12%	12%	8%	6%
Fourth		15%	13%	13%	6%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the third quarter of fiscal 2025 was 17%, which approximates our historical normal rate. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Nine Months Ended		Contract Backlog as of
	July 31,		July 31,		July 31,
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Northeast:
Dollars	$226,020	$260,081	$739,452	$835,809	$444,862	$617,520
Number of homes	416	414	1,353	1,346	761	898

Southeast:
Dollars	$79,267	$63,990	$239,237	$206,722	$130,678	$147,268
Number of homes	157	114	461	388	228	316

West (1):
Dollars	$314,349	$321,722	$990,833	$1,013,424	$263,272	$393,980
Number of homes	638	664	2,000	2,097	502	827

Total (1):
Dollars	$619,636	$645,793	$1,969,522	$2,055,955	$838,812	$1,158,768
Number of homes	1,211	1,192	3,814	3,831	1,491	2,041

(1) Reflects the reclassification of eight consolidated homes and $5.0 million of contract backlog as of January 31, 2025, from the West segment to an unconsolidated joint venture. This is related to the assets and liabilities contributed to the joint venture we entered into during the three months ended January 31, 2025.

Contract backlog dollars decreased 27.6% as of July 31, 2025 compared to July 31, 2024, and the number of homes in backlog decreased 26.9% for the same period. The decrease in contract backlog dollars and number of homes as of July 31, 2025 compared to July 31, 2024, was primarily driven by an increase in sales of QMI homes and improved contract backlog conversion.

Homebuilding: Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Three Months Ended July 31,

(Dollars in thousands, except average sales price)	2025	2024	Variance	Variance %
Northeast
Homebuilding revenue	$289,180	$255,332	$33,848	13.3%
Income before income taxes	$41,447	$40,006	$1,441	3.6%
Homes delivered	479	404	75	18.6%
Average sales price	$601,269	$630,653	$(29,384)	(4.7)%

Southeast
Homebuilding revenue	$104,747	$115,964	$(11,217)	(9.7)%
Income before income taxes	$11,639	$20,449	$(8,810)	(43.1)%
Homes delivered	195	231	(36)	(15.6)%
Average sales price	$535,862	$501,316	$34,546	6.9%

West
Homebuilding revenue	$377,185	$330,980	$46,205	14.0%
(Loss) income before income taxes	$(6,284)	$21,009	$(27,293)	(129.9)%
Homes delivered	757	620	137	22.1%
Average sales price	$497,423	$511,026	$(13,603)	(2.7)%

	Nine Months Ended July 31,

(Dollars in thousands, except average sales price)	2025	2024	Variance	Variance %
Northeast
Homebuilding revenue	$830,209	$645,859	$184,350	28.5%
Income before income taxes	$112,658	$107,645	$5,013	4.7%
Homes delivered	1,374	1,067	307	28.8%
Average sales price	$601,216	$602,138	$(922)	(0.2)%

Southeast
Homebuilding revenue	$231,025	$350,761	$(119,736)	(34.1)%
Income before income taxes	$21,752	$62,391	$(40,639)	(65.1)%
Homes delivered	472	672	(200)	(29.8)%
Average sales price	$488,417	$520,537	$(32,120)	(6.2)%

West
Homebuilding revenue	$1,029,524	$970,671	$58,853	6.1%
Income before income taxes	$15,275	$77,198	$(61,923)	(80.2)%
Homes delivered	2,124	1,862	262	14.1%
Average sales price	$475,364	$513,269	$(37,905)	(7.4)%

Homebuilding Results by Segment

Northeast - Homebuilding revenue increased 13.3% for the three months ended July 31, 2025 compared to the same period in the prior year. The increase for the three months ended July 31, 2025 was attributed to a 18.6% increase in homes delivered, partially offset by a 4.7% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended July 31, 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended July 31, 2024, which were no longer delivering in the second quarter of the current year.

Income before income taxes increased $1.4 million to $41.4 million for the three months ended July 31, 2025 as compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenue discussed above and a $4.0 million increase in income from unconsolidated joint ventures, partially offset by a slight decrease in gross margin percentage.

Homebuilding revenue increased 28.5% for the nine months ended July 31, 2025 compared to the same period in the prior year. The increase for the nine months ended July 31, 2025 was attributed to a 28.8% increase in homes delivered, while the average sales price was relatively flat with a 0.2% decrease.

Income before income taxes increased $5.0 million to $112.7 million for the nine months ended July 31, 2025 as compared to the same period in the prior year. This was primarily due to the increase in homebuilding revenues discussed above, while gross margin percentage was relatively flat.

Southeast – Homebuilding revenue decreased 9.7% for the three months ended July 31, 2025 compared to the same period in the prior year. The decrease for the three months ended July 31, 2025 was attributed to a 15.6% decrease in homes delivered, partially offset by a 6.9% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended July 31, 2025 compared to some communities delivering lower priced, smaller single family homes, townhomes and build-for-rent homes in lower-end submarkets of the segment for the three months ended July 31, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $8.8 million to $11.6 million for the three months ended July 31, 2025 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 34.1% for the nine months ended July 31, 2025 compared to the same period in the prior year. The decrease was due to a 29.8% decrease in homes delivered and a 6.2% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the nine months ended July 31, 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in mid to higher-end submarkets of the segment for the nine months ended July 31, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $40.6 million to $21.8 million for the nine months ended July 31, 2025 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenue increased 14.0% for the three months ended July 31, 2025 compared to the same period in the prior year. The increase was due to a 22.1% increase in homes delivered, partially offset by a 2.7% decrease in average sales price and a $13.5 million decrease in land sales and other revenue. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the three months ended July 31, 2025 compared to some communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended July 31, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $27.3 million to a loss of $6.3 million for the three months ended July 31, 2025 compared to the same period in the prior year. This was primarily due to a $2.3 million increase in SGA, an $8.6 million increase in inventory impairments and land option write-offs and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue increased 6.1% for the nine months ended July 31, 2025 compared to the same period in the prior year. The increase was due to a $4.9 million increase in land sales and other revenue and a 14.1% increase in homes delivered, partially offset by a 7.4% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the nine months ended July 31, 2025 compared to some communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the nine months ended July 31, 2024, which were no longer delivering in the current year.

Income before income taxes decreased $61.9 million to $15.3 million for the nine months ended July 31, 2025 compared to the same period in the prior year. This is primarily due to a $9.3 million increase in SGA, a $9.5 million increase in inventory impairments and land option write-offs and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the nine months ended July 31, 2025 and 2024, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 41.0% and 34.1%, respectively, of our total loans. For the nine months ended July 31, 2025 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans decreased from 65.3% to 58.0%. The origination of loans which exceed conforming conventions increased from 0.6% to 1.0% for the nine months ended July 31, 2025 compared to the same period in the prior year.

During the three and nine months ended July 31, 2025 and 2024, financial services provided $13.9 million and $25.8 million of income before income taxes compared to $6.5 million and $15.5 million for the same periods in the prior year. The increase in financial services income before income taxes for the three and nine months ended July 31, 2025 compared to the same periods in the prior year was primarily due to an increase in the amount of loans closed during the period and an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 80.9% and 81.4% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2025 and 2024, respectively, and 79.9% and 79.7% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the nine months ended July 31, 2025 and 2024, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $35.0 million for the three months ended July 31, 2025 compared to $38.5 million for the three months ended July 31, 2024 and decreased to $97.2 million for the nine months ended July 31, 2025 compared to $108.1 million for the nine months ended July 31, 2024. The decrease was primarily due to lower stock compensation expense compared to the same periods in the prior year. During the nine months of fiscal 2024, we had additional expense related to finalizing the value of phantom stock awards granted under our 2019 long-term incentive plan as a result of an increase to our stock price. In addition, for the nine months of fiscal 2025, we recorded a benefit related to our 2024 and 2023 long-term incentive plan phantom stock awards, as a result of a decrease in our stock price during the period.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures increased $4.8 million to $15.5 million for the three months ended July 31, 2025 and decreased $3.1 million to $33.8 million for the nine months ended July 31, 2025 compared to the same periods in the prior year. The increase for the three months ended July 31, 2025 compared to the same period of the prior year was primarily due to the recognition of additional income from two unconsolidated joint ventures; because the joint venture partner achieved certain return hurdles, the Company was able to recognize a higher share of the unconsolidated joint ventures' income than it had in the prior year. The decrease for the nine months ended July 31, 2025 compared to the same period of the prior year was primarily due to the recognition of losses from two unconsolidated joint ventures in which one just started delivering homes in the second quarter of fiscal 2025 and the other is not currently delivering any homes. In addition, we recognized income in the first nine months of the prior year from a joint venture that was subsequently consolidated in fiscal 2024.

Income Taxes

For the three and nine months ended July 31, 2025, we recorded income tax expense of $7.2 million and $25.7 million, respectively, and $24.4 million and $51.6 million for the same periods in the prior year, respectively. In both the current and prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at July 31, 2025 was $277.9 million, including $146.6 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $660.0 million on land and land development during the first three quarters of fiscal 2025. After land and land development spending and all other operating activities, including revenue received from deliveries, cash from operations was $19.2 million. During the first three quarters of fiscal 2025, cash used in investing activities was $60.6 million, primarily due to new joint ventures entered into during fiscal 2025, along with spending on capitalized software, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $30.5 million during the first three quarters of fiscal 2025, primarily due to the redemption of our 13.5% Senior Notes, along with net payments for our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds for land banking financings and model sale leaseback financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2025 and 2024 were for operating expenses, land purchases, land deposits, land development, construction spending, investments in unconsolidated joint ventures, land banking transactions, state income taxes, debt reductions, interest payments, preferred dividends, treasury stock purchases and litigation matters. During these periods, we provided for our cash requirements from available cash on hand, housing and land sales, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of July 31, 2025 and October 31, 2024, were as follows:

	July 31,	October 31,
(In thousands)	2025	2024
Senior Secured Notes	$655,000	$655,000
Senior Notes	24,968	51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	175,000	175,000
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	6,954	14,662
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$861,922	$896,218

(1) At July 31, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans thereunder have a maturity of June 30, 2026 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 4.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our term loans and revolving credit facilities (collectively, the "Credit Facilities"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Credit Facilities, the senior secured notes and senior notes outstanding at July 31, 2025 (collectively, the “Notes Guarantors”).

The credit agreements governing the Credit Facilities and the indentures governing the senior secured and senior notes (together, the “Debt Instruments”) outstanding at July 31, 2025 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchange or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the "Secured Term Loans") made under the Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028, and loans (the "Secured Revolving Loans") made under the Senior Secured Revolving Credit Agreement due June 30, 2026, or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Term Loans, Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency, with respect to the Secured Term Loans and Secured Revolving Loans, material inaccuracy of representations and warranties and with respect to the Secured Term Loans and Secured Revolving Loans, a change of control, and, with respect to the Secured Term Loans, Secured Revolving Loans and senior secured notes, the failure of the documents granting security for the obligations under the secured Debt Instruments to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the secured Debt Instruments to be valid and perfected. As of July 31, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to actively analyze and evaluate our capital structure and explore transactions to simplify our capital structure and to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so in the near term with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $53.5 million and $90.7 million, net of debt issuance costs, at July 31, 2025 and October 31, 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $123.8 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 8.1% and 8.7% at July 31, 2025 and October 31, 2024, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian Mortgage, originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2025 and October 31, 2024, we had an aggregate of $110.0 million and $131.4 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

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

During the nine months ended July 31, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. During the nine months ended July 31, 2024, we repurchased 188,800 shares under the stock repurchase program, with a market value of $26.5 million, or $140.31 per share. As of July 31, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock for the three and nine months ended July 31, 2025 and 2024, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures increased $75.4 million to $218.4 million at July 31, 2025 compared to October 31, 2024. The increase was primarily due to new joint ventures entered into during the first and third quarters of fiscal 2025, along with increases in our share of income recognized for two of our existing unconsolidated joint ventures during the period, partially offset by an increase in our share of loss recognized for one of our existing unconsolidated joint ventures, and partner distributions. As of July 31, 2025 and October 31, 2024, we had investments in eight and six unconsolidated homebuilding joint ventures, respectively. We have no guarantees associated with our unconsolidated joint ventures, other than guarantees limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including a voluntary bankruptcy.

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $70.6 million to $1.4 billion at July 31, 2025 compared to October 31, 2024. Total inventory, excluding consolidated inventory not owned, decreased by $67.1 million in the Northeast and $73.4 million in the West, partially offset by an increase of $69.9 million in the Southeast. The net decrease was primarily attributable to home deliveries, inventory impairments and land option write-offs, land sales, and inventory contributed to new unconsolidated joint ventures during the period, partially offset by new land purchases and land development. Substantially all homes under construction or completed and included in inventory at July 31, 2025 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $118.7 million from October 31, 2024 to July 31, 2025. The increase was primarily due to increases in land banking transactions, along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheet, at July 31, 2025, included inventory of $263.8 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $167.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Condensed Consolidated Balance Sheet, at July 31, 2025, included inventory of $65.9 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $68.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at July 31, 2025 compared to October 31, 2024 is attributable to delivering homes and terminating certain option agreements, partially offset by acquiring new land parcels during the period.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
July 31, 2025:

Northeast	37	4,811	15,200	20,011
Southeast	21	2,108	4,970	7,078
West	66	6,614	6,556	13,170

Consolidated total	124	13,533	26,726	40,259

Unconsolidated joint ventures (2)	26	3,824	852	4,676

Owned		4,063	1,382	5,445
Optioned		9,457	25,344	34,801
Construction to permanent financing lots		13	-	13

Consolidated total		13,533	26,726	40,259

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2024:

Northeast	49	4,804	14,776	19,580
Southeast	16	1,537	5,624	7,161
West	65	6,005	9,149	15,154

Consolidated total	130	12,346	29,549	41,895

Unconsolidated joint ventures (2)	19	2,662	1,687	4,349

Owned		5,311	1,321	6,632
Optioned		7,031	28,228	35,259
Construction to permanent financing lots		4	-	4

Consolidated total		12,346	29,549	41,895

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active selling communities and substantially completed communities. The decrease in started or completed unsold homes from October 31, 2024 to July 31, 2025 is due to a concerted effort to align our starts pace with the sales pace during the third quarter of fiscal 2025.

	July 31, 2025			October 31, 2024

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	222	26	248	259	35	294
Southeast	145	14	159	135	19	154
West	649	19	668	627	31	658

Total	1,016	59	1,075	1,021	85	1,106

Started or completed unsold homes and models per active selling communities (1)	8.2	0.5	8.7	7.9	0.6	8.5

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 124 at July 31, 2025 and 130 at October 31, 2024. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets decreased $29.8 million to $173.8 million at July 31, 2025, compared to October 31, 2024. Financial services assets consist primarily of residential mortgage receivables held for sale of which $129.4 million and $147.2 million at July 31, 2025 and October 31, 2024, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2024 was primarily related to a decrease in the volume of loans originated during the third quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024, partially offset by an increase in the average loan value.

Financial services liabilities decreased $30.8 million to $152.4 million at July 31, 2025 compared to October 31, 2024. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

                  The annual rate of inflation in the United States was 2.7% in July 2025, as measured by the Consumer Price Index, which is slightly higher than October 2024, but much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 50.3% of our homebuilding cost of sales for the nine months ended July 31, 2025.

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

Table of Content
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we are able to hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2025, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of July 31, 2025 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	7/31/2025
Long term debt(1):
Fixed rate	$-	$-	$-	$400,000	$430,000	$24,968	$854,968	$892,298
Weighted average interest rate	-%	-%	-%	8.88%	11.75%	5.00%	10.21%

(1)	Does not include:
	●	the mortgage warehouse lines of credit made under our Master Repurchase Agreements;
	●	$53.5 million of nonrecourse mortgages secured by inventory, which have various maturities spread over the next two to three years and are paid off as homes are delivered; and
	●	our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of July 31, 2025.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2025. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of July 31, 2025, $26.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

There were no repurchases of common stock for the third quarter of fiscal 2025.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4(h)	Amendment No. 3 to Rights Agreement, dated as of January 11, 2024, between the Company and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2024).

10(a)*	Form of 2025 Associate Performance Share Unit Agreement EBIT Class A.

10(b)*	Form of 2025 Associate Performance Share Unit Agreement EBIT Class B.

10(c)*	Form of 2025 Associate Phantom Performance Share Unit Agreement EBIT.

10(d)*	Form of 2025 Associate Performance Share Unit Agreement EBIT ROI Class A.

10(e)*	Form of 2025 Associate Performance Share Unit Agreement EBIT ROI Class B.

10(f)*	Form of 2025 Associate Phantom Performance Share Unit Agreement EBIT ROI.

Table of Content

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2025 and October 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended July 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2025 and 2024, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended July 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101).

*Management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	August 29, 2025
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

DATE:	August 29, 2025
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

